Form 10-Q
period 2016-03-31
Meritage Homes CORP
filed 2016-05-02
CIK 833079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
N/A
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

Common shares outstanding as of April 28, 2016: 40,006,424

MERITAGE HOMES CORPORATION
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2016

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31, 2016	December 31, 2015
Assets
Cash and cash equivalents	$172,175	$262,208
Other receivables	60,491	57,296
Real estate	2,219,169	2,098,302
Deposits on real estate under option or contract	91,991	87,839
Investments in unconsolidated entities	10,592	11,370
Property and equipment, net	34,544	33,970
Deferred tax asset	58,989	59,147
Prepaids, other assets and goodwill	66,562	69,645
Total assets	$2,714,513	$2,679,777
Liabilities
Accounts payable	$122,289	$106,440
Accrued liabilities	145,883	161,163
Home sale deposits	42,639	36,197
Loans payable and other borrowings	25,734	23,867
Senior and convertible senior notes, net	1,093,659	1,093,173
Total liabilities	1,430,204	1,420,840
Stockholders’ Equity
Preferred stock, par value $0.01. Authorized 10,000,000 shares; none issued and outstanding at March 31, 2016 and December 31, 2015	—	—
Common stock, par value $0.01. Authorized 125,000,000 shares; issued 39,985,379 and 39,669,094 shares at March 31, 2016 and December 31, 2015, respectively	400	397
Additional paid-in capital	563,892	559,492
Retained earnings	720,017	699,048
Total stockholders’ equity	1,284,309	1,258,937
Total liabilities and stockholders’ equity	$2,714,513	$2,679,777
See accompanying notes to unaudited consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)

	Three Months Ended March 31,

	2016	2015
Homebuilding:
Home closing revenue	$595,617	$517,273
Land closing revenue	2,149	1,439
Total closing revenue	597,766	518,712
Cost of home closings	(492,270)	(421,786)
Cost of land closings	(1,700)	(1,285)
Total cost of closings	(493,970)	(423,071)
Home closing gross profit	103,347	95,487
Land closing gross profit	449	154
Total closing gross profit	103,796	95,641
Financial Services:
Revenue	2,500	2,535
Expense	(1,246)	(1,299)
Earnings from financial services unconsolidated entities and other, net	2,792	2,544
Financial services profit	4,046	3,780
Commissions and other sales costs	(46,177)	(41,612)
General and administrative expenses	(29,618)	(29,650)
Loss from other unconsolidated entities, net	(157)	(123)
Interest expense	(3,288)	(3,154)
Other income/(loss), net	283	415
Earnings before income taxes	28,885	25,297
Provision for income taxes	(7,916)	(8,897)
Net earnings	$20,969	$16,400
Earnings per common share:
Basic	$0.53	$0.42
Diluted	$0.50	$0.40
Weighted average number of shares:
Basic	39,839	39,390
Diluted	42,363	41,948
See accompanying notes to unaudited consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,

	2016	2015
Cash flows from operating activities:
Net earnings	$20,969	$16,400
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	3,402	3,211
Stock-based compensation	4,758	4,630
Excess income tax provision/(benefit) from stock-based awards	516	(1,935)
Equity in earnings from unconsolidated entities	(2,635)	(2,421)
Distributions of earnings from unconsolidated entities	3,477	3,035
Other	1,048	(490)
Changes in assets and liabilities:
Increase in real estate	(116,035)	(58,906)
(Increase)/decrease in deposits on real estate under option or contract	(4,046)	3,767
Increase in receivables, prepaids and other assets	(168)	(5,695)
Increase/(decrease) in accounts payable and accrued liabilities	455	(3,179)
Increase in home sale deposits	6,442	3,392
Net cash used in operating activities	(81,817)	(38,191)
Cash flows from investing activities:
Investments in unconsolidated entities	(63)	(104)
Purchases of property and equipment	(3,940)	(4,589)
Proceeds from sales of property and equipment	35	44
Maturities/sales of investments and securities	645	—
Payments to purchase investments and securities	(645)	—
Net cash used in investing activities	(3,968)	(4,649)
Cash flows from financing activities:
Proceeds from Credit Facility, net	—	27,000
Repayment of loans payable and other borrowings	(3,893)	(3,017)
Excess income tax (provision)/benefit from stock-based awards	(516)	1,935
Proceeds from stock option exercises	161	2,834
Net cash (used in)/provided by financing activities	(4,248)	28,752
Net decrease in cash and cash equivalents	(90,033)	(14,088)
Cash and cash equivalents, beginning of period	262,208	103,333
Cash and cash equivalents, end of period	$172,175	$89,245
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
Our homebuilding and marketing activities are conducted under the name of Meritage Homes in each of our homebuilding markets, other than Tennessee, where we currently operate under the name of Phillips Builders. We also offer luxury homes in some markets under the brand name of Monterey Homes. At March 31, 2016, we were actively selling homes in 243 communities, with base prices ranging from approximately $158,000 to $1,410,000.
Basis of Presentation. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015. The consolidated financial statements include the accounts of Meritage Homes Corporation and those of our consolidated subsidiaries, partnerships and other entities in which we have a controlling financial interest, and of variable interest entities (see Note 3) in which we are deemed the primary beneficiary (collectively, “us”, “we”, “our” and “the Company”). Intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting only of normal recurring entries), necessary for the fair presentation of our results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for the full year.
Cash and Cash Equivalents. Liquid investments with an initial maturity of three months or less are classified as cash equivalents. Amounts in transit from title companies or closing agents for home closings of approximately $66.6 million and $74.5 million are included in cash and cash equivalents at March 31, 2016 and December 31, 2015, respectively. Included in our balance as of December 31, 2015 is $20.0 million of money market funds that are invested in short term (three months or less) government securities, with a nominal balance at March 31, 2016.

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

All of our land inventory and related real estate assets are reviewed for recoverability, as our inventory is considered “long-lived” in accordance with GAAP. Impairment charges are recorded to write down an asset to its estimated fair value if the undiscounted cash flows expected to be generated by the asset are lower than its carrying amount. Our determination of fair value is based on projections and estimates. Changes in these expectations may lead to a change in the outcome of our impairment analysis, and actual results may also differ from our assumptions. Such an analysis is conducted if there is an indication of a decline in value of our land and real estate assets. For those assets deemed to be impaired, the impairment recognized is measured as the amount by which the assets' carrying amount exceeds their fair value. The impairment of a community is allocated to each lot on a straight-line basis.

Deposits. Deposits paid related to land options and purchase contracts are recorded and classified as Deposits on real estate under option or contract until the related land is purchased. Deposits are reclassified as a component of real estate inventory at the time the deposit is used to offset the acquisition price of the lots based on the terms of the underlying agreements. To the extent they are non-refundable, deposits are charged to expense if the land acquisition is terminated or no longer considered probable. Since our acquisition contracts typically do not require specific performance, we do not consider such contracts to be contractual obligations to purchase the land and our total exposure under such contracts is limited to the loss of the non-refundable deposits and any ancillary capitalized costs. Our deposits were $92.0 million and $87.8 million as of March 31, 2016 and December 31, 2015, respectively.

Goodwill. In accordance with ASC 350, Intangibles, Goodwill and Other ("ASC 350"), we analyze goodwill on at least an annual basis to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. ASC 350 states that an entity may first assess qualitative factors first to determine whether it is necessary to perform a two-step goodwill impairment test. Such qualitative factors include: (1) macroeconomic conditions, such as a deterioration in general economic conditions, (2) industry and market considerations such as deterioration in the environment in which the entity operates, (3) cost factors such as increases in raw materials and labor costs, and (4) overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings. If the qualitative analysis determines that additional impairment testing is required, the two-step impairment testing in accordance with ASC 350 would be initiated. We continually evaluate our qualitative inputs to assess whether events and circumstances have occurred that indicate the goodwill balance may not be recoverable. Under the guidelines contained in ASC
350, we evaluate goodwill for impairments annually or more frequently if deterioration in our inputs exists. See Note 9 for additional information related to goodwill.

Off-Balance Sheet Arrangements - Joint Ventures. In the past, we have participated in land development joint ventures as a means of accessing larger parcels of land and lot positions, expanding our market opportunities, managing our risk profile and leveraging our capital base; however, in recent years, such ventures have not been a significant vehicle for us to access lots. See Note 4 for additional discussion of our investments in unconsolidated entities.
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

The table below outlines our surety bond and letter of credit obligations (in thousands):

	As of
	March 31, 2016		December 31, 2015
	Outstanding	Estimated work remaining to complete	Outstanding	Estimated work remaining to complete
Sureties:
Sureties related to joint ventures	$—	$—	$87	$87
Sureties related to owned projects and lots under contract	242,117	87,276	250,639	103,200
Total Sureties	$242,117	$87,276	$250,726	$103,287
Letters of Credit (“LOCs”):
LOCs in lieu of deposits for contracted lots	$—	N/A	$—	N/A
LOCs for land development	24,308	N/A	23,934	N/A
LOCs for general corporate operations	3,750	N/A	3,750	N/A
Total LOCs	$28,058	N/A	$27,684	N/A
Accrued Liabilities. Accrued liabilities at March 31, 2016 and December 31, 2015 consisted of the following (in thousands):

	As of
	March 31, 2016	December 31, 2015
Accruals related to real estate development and construction activities	$44,406	$37,509
Payroll and other benefits	24,499	41,240
Accrued taxes	10,386	9,950
Warranty reserves	22,308	21,615
Legal reserves	2,117	18,812
Other accruals	42,167	32,037
Total	$145,883	$161,163
Warranty Reserves. We provide home purchasers with limited warranties against certain building defects and have certain obligations related to those post-construction warranties for closed homes. The specific terms and conditions of these limited warranties vary by state, but overall the nature of the warranties include a complete workmanship and materials warranty typically during the first one to two years after the close of the home and a structural warranty that typically extends up to 10 years subsequent to the close of the home. With the assistance of an actuary, we have estimated these reserves for the structural warranty based on the number of homes still under warranty and historical data and trends for our communities. We also use industry data with respect to similar product types and geographic areas in markets where our experience is incomplete to draw a meaningful conclusion. We regularly review our warranty reserves and adjust them, as necessary, to reflect changes in trends as information becomes available. Based on such reviews of warranty costs incurred, we increased our warranty reserve balance by $441,000 in the three months ended March 31, 2016, which increased our cost of sales for that period. There was no adjustment for the prior year period. A summary of changes in our warranty reserves follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Balance, beginning of period	$21,615	$22,080
Additions to reserve from new home deliveries	3,094	2,628
Warranty claims	(2,842)	(2,869)
Adjustments to pre-existing reserves	441	—
Balance, end of period	$22,308	$21,839
Warranty reserves are included in Accrued liabilities on the accompanying unaudited consolidated balance sheets, and additions and adjustments to the reserves, if any, are included in Cost of home closings within the accompanying unaudited consolidated income statements. These reserves are intended to cover costs associated with our contractual and statutory warranty obligations, which include, among other items, claims involving defective workmanship and materials. We believe that our total reserves, coupled with our contractual relationships and rights with our trades and the general liability insurance we maintain, are sufficient to cover our general warranty obligations. However, as unanticipated changes in legal, weather, environmental or other conditions could have an impact on our actual warranty costs, future costs could differ significantly from our estimates.

Recent Accounting Pronouncements.     In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for us beginning January 1, 2017. Early adoption is permitted. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"), which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets. ASU 2016-02 will be effective for us beginning January 1, 2019, and early adoption is permitted. ASU 2016-02 requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. We are currently evaluating the impact adopting this guidance will have on our financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability, other than those related to a revolving debt arrangement, be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting ASU 2015-15, which clarifies the treatment of debt issuance costs from line-of-credit arrangements after the adoption of ASU 2015-03. In particular, ASU 2015-15 clarifies that the SEC staff would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-03 represents a change in accounting principle and was effective on January 1, 2016 and was applied on a retrospective basis. The adoption of ASU 2015-03 resulted in a retrospective reclassification of our debt costs as described above from Prepaids, other assets and goodwill to Senior and convertible senior notes on our December 31, 2015 balance sheet in the amount of $10.7 million. As allowed by ASU 2015-15, we elected not to reclassify deferred debt issuance costs associated with our Credit Facility and continue to present these capitalized costs as an asset.

In February 2015, the FASB issued ASU 2015-02, Consolidation: Amendments to the Consolidation Analysis ("ASU 2015-02"). ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. ASU 2015-02 was effective for us beginning January 1, 2016 and had no effect on our consolidated financial statements.
In January 2015, the FASB issued ASU 2015-01, Income Statement - Extraordinary and Unusual Items ("ASU 2015-01"). ASU 2015-01 eliminates the concept of extraordinary items from GAAP but retains the presentation and disclosure guidance for items that are unusual in nature or occur infrequently and expands the guidance to include items that are both unusual and infrequently occurring. ASU 2015-01 was effective for us on January 1, 2016 and had no effect on our consolidated financial statements.
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

NOTE 2 — REAL ESTATE AND CAPITALIZED INTEREST
Real estate consists of the following (in thousands):

	As of
	March 31, 2016	December 31, 2015
Homes under contract under construction (1)	$580,194	$456,138
Unsold homes, completed and under construction (1)	269,353	307,425
Model homes (1)	138,109	138,546
Finished home sites and home sites under development (2)	1,231,513	1,196,193
Total	$2,219,169	$2,098,302

(1)	Includes the allocated land and land development costs associated with each lot for these homes.

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

Subject to sufficient qualifying assets, we capitalize our development period interest costs incurred in connection with the development and construction of real estate. Capitalized interest is allocated to active real estate when incurred and charged to cost of closings when the related property is delivered. A summary of our capitalized interest is as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Capitalized interest, beginning of period	$61,202	$54,060
Interest incurred	17,559	15,282
Interest expensed	(3,288)	(3,154)
Interest amortized to cost of home and land closings	(11,347)	(9,345)
Capitalized interest, end of period (1)	$64,126	$56,843

(1)
Approximately $445,000 of the capitalized interest is related to our joint venture investments and is a component of Investments in unconsolidated entities in our consolidated balance sheet as of March 31, 2016 and December 31, 2015.

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
In substantially all cases, creditors of the entities with which we have option agreements have no recourse against us and the maximum exposure to loss in our option agreements is limited to non-refundable option deposits and any capitalized pre-acquisition costs. Often, we are at risk for items over budget related to land development on property we have under option if we are the land developer. In these cases, we have contracted to complete development at a fixed cost for our benefit, but on behalf of the land owner and any budget savings or shortfalls are typically borne by us. Some of our option deposits may be refundable to us if certain contractual conditions are not performed by the party selling the lots.
The table below presents a summary of our lots under option at March 31, 2016 (dollars in thousands):

	Projected Number of Lots	Purchase Price	Option/ Earnest Money Deposits–Cash
Purchase and option contracts recorded on balance sheet as Real estate not owned	—	$—	$—
Option contracts not recorded on balance sheet — non-refundable deposits, committed (1)	5,655	543,886	73,559
Purchase contracts not recorded on balance sheet — non-refundable deposits, committed (1)	2,896	176,528	7,615
Purchase contracts not recorded on balance sheet —refundable deposits, committed	494	58,030	4,225
Total committed (on and off balance sheet)	9,045	778,444	85,399
Total purchase and option contracts not recorded on balance sheet — refundable deposits, uncommitted (2)	4,814	239,320	6,592
Total lots under contract or option	13,859	$1,017,764	$91,991
Total purchase and option contracts not recorded on balance sheet (3)	13,859	$1,017,764	$91,991	(4)

(1)	Deposits are non-refundable except if certain contractual conditions are not performed by the selling party.

(2)	Deposits are refundable at our sole discretion. We have not completed our acquisition evaluation process and we have not internally committed to purchase these lots.

(3)	Except for our specific performance contracts recorded on our balance sheet as Real estate not owned, if any, none of our option agreements require us to purchase lots.

(4)	Amount is reflected in our consolidated balance sheet in the line item "Deposits on real estate under option or contract" as of March 31, 2016.
Generally, our options to purchase lots remain effective so long as we purchase a pre-established minimum number of lots each month or quarter, as determined by the respective agreement. Although the pre-established number is typically structured to approximate our expected rate of home construction starts, during a weakened homebuilding market, we may purchase lots at an absorption level that exceeds our sales and home starts pace in order to meet the pre-established minimum number of lots or we will work to restructure our original contract to terms that more accurately reflect our revised sales pace expectations.

NOTE 4 - INVESTMENTS IN UNCONSOLIDATED ENTITIES
In the past, we have entered into land development joint ventures as a means of accessing larger parcels of land, expanding our market opportunities, managing our risk profile and leveraging our capital base. While purchasing land through a joint venture can be beneficial, currently we do not view joint ventures as critical to the success of our homebuilding operations and have not entered into any new land joint ventures since 2008. Based on the structure of these joint ventures, they may or may not be consolidated into our results. Our joint venture partners are generally other homebuilders, land sellers or other real estate investors. We generally do not have a controlling interest in these ventures, which means our joint venture partners could cause the venture to take actions we disagree with, or fail to take actions we believe should be undertaken, including the sale of the underlying property to repay debt or recoup all or part of the partners' investments. As of March 31, 2016, we had two active equity-method land ventures.

We have two separate ongoing litigation matters related to a minority ownership in one of our inactive joint ventures, the South Edge joint venture. The first involves pending litigation regarding the amount of attorneys' fees that are payable by us relating to resolved litigation about the guarantee related to that venture. The other South Edge related litigation matter involves pending arbitration proceedings regarding claims we have asserted against certain members of the joint venture. See Note 15 regarding the outstanding litigation related to this joint venture.

As of March 31, 2016, we also participated in one mortgage joint venture, which is engaged in mortgage activities and provides services to both our homebuyers as well as other buyers. Our investment in this mortgage joint venture as of March 31, 2016 and December 31, 2015 was $1.8 million and $2.5 million, respectively.
Summarized condensed combined financial information related to unconsolidated joint ventures that are accounted for using the equity method was as follows (in thousands):

	As of
	March 31, 2016	December 31, 2015
Assets:
Cash	$9,687	$7,888
Real estate	32,488	33,366
Other assets	3,936	4,514
Total assets	$46,111	$45,768
Liabilities and equity:
Accounts payable and other liabilities	$5,631	$7,331
Notes and mortgages payable	13,345	13,345
Equity of:
Meritage (1)	8,104	8,194
Other	19,031	16,898
Total liabilities and equity	$46,111	$45,768

	Three Months Ended March 31,
	2016	2015
Revenue	$11,071	$6,741
Costs and expenses	(4,976)	(3,195)
Net earnings of unconsolidated entities	$6,095	$3,546
Meritage’s share of pre-tax earnings (1) (2)	$2,635	$2,421

(1)
Balance represents Meritage’s interest, as reflected in the financial records of the respective joint ventures. This balance may differ from the balance reported in our consolidated financial statements due to the following reconciling items: (i) timing differences for revenue and distributions recognition, (ii) step-up basis and corresponding amortization, (iii) capitalization of interest on qualified assets, (iv) income deferrals as discussed in Note (2) below and (v) the cessation of allocation of losses from joint ventures in which we have previously written down our investment balance to zero and where we have no commitment to fund additional losses. As discussed in Note 2 to these unaudited combined financial statements, balances do not include $445,000 of capitalized interest that is a component of our investment balances at March 31, 2016 and December 31, 2015.

(2)
Our share of pre-tax earnings is recorded in Earnings from financial services unconsolidated entities and other, net and Loss from other unconsolidated entities, net on our consolidated income statements and excludes joint venture profit related to lots we purchased from the joint ventures. Such profit is deferred until homes are delivered by us and title passes to a homebuyer.

The joint venture assets and liabilities noted in the table above primarily represent two active land ventures, one mortgage venture and various inactive ventures. Our total investment in all of these joint ventures is $10.6 million and $11.4 million as of March 31, 2016 and December 31, 2015, respectively. We believe these ventures are in compliance with their respective debt agreements, if applicable, and such debt is non-recourse to us.

NOTE 5 — LOANS PAYABLE AND OTHER BORROWINGS
Loans payable and other borrowings consist of the following (in thousands):

	As of
	March 31, 2016	December 31, 2015
Other borrowings, real estate note payable (1)	$25,734	$23,867
$500 million unsecured revolving credit facility, maturing July 2019, with interest approximating LIBOR (approximately 0.44% at March 31, 2016) plus 1.75% or Prime (3.50% at March 31, 2016) plus 0.75%	—	—
Total	$25,734	$23,867

(1)	Reflects balance of non-recourse notes payable in connection with land purchases, with interest rates ranging from 0% to 6%.
In July 2012, we entered into an unsecured revolving $125.0 million credit facility ("Credit Facility"). From time to time, we have increased the Credit Facility and extended its maturity date. Most recently, in the first quarter of 2015, we increased the capacity to $500.0 million. In July 2015, the maturity date of the credit facility was extended to July 9, 2019 and the accordion feature was amended to permit the size of the facility to be increased by $100.0 million up to a maximum of $600.0 million. In addition to the extended maturity date, various terms were modified and interest rates and commitment fees were reduced. Borrowings under the Credit Facility are unsecured but availability is subject to, among other things, a borrowing base. The Credit Facility also contains certain financial covenants, including (a) a minimum tangible net worth requirement of $670.3 million (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings), and (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 60%. In addition, we are required to maintain either (i) an interest coverage ratio (EBITDA to interest expense, as defined therein) of at least 1.50 to 1.00 or (ii) liquidity (as defined therein) of an amount not less than our consolidated interest incurred during the trailing 12 months. We had no outstanding borrowings under the Credit Facility as of March 31, 2016 or December 31, 2015. During the three months ended March 31, 2016 we did not have any borrowings from or repayments to the Credit Facility. During the three-month period ended March 31, 2015, we had $100.0 million of gross borrowings and $73.0 million of repayments. As of March 31, 2016 we had outstanding letters of credit issued under the Credit Facility totaling $28.1 million, leaving $471.9 million available under the Credit Facility to be drawn.

NOTE 6 — SENIOR AND CONVERTIBLE SENIOR NOTES, NET
Senior and convertible senior notes, net consist of the following (in thousands):

	As of
	March 31, 2016	December 31, 2015
4.50% senior notes due 2018	$175,000	$175,000
7.15% senior notes due 2020. At March 31, 2016 and December 31, 2015 there was approximately $2,275 and $2,418 in net unamortized premium, respectively	302,275	302,418
7.00% senior notes due 2022	300,000	300,000
6.00% senior notes due 2025	200,000	200,000
1.875% convertible senior notes due 2032 (1)	126,500	126,500
Net debt issuance costs (2)	$(10,116)	$(10,745)
Total	$1,093,659	$1,093,173

(1)	The Convertible Notes may be redeemed by the note-holders on the fifth, tenth and fifteenth anniversary dates of the issuance date of the Convertible Notes (September 18, 2012).

(2)
As discussed in Note 1, the adoption of ASU 2015-03 resulted in a retrospective reclassification of our debt costs from Prepaids, other assets and goodwill to Senior and convertible senior notes, net on our December 31, 2015 balance sheet in the amount of $10.7 million.

The indentures for all of our senior notes contain covenants including, among others, limitations on the amount of secured debt we may incur, and limitations on sale and leaseback transactions and mergers. We believe we are in compliance with all such covenants as of March 31, 2016. Our convertible senior notes do not have any financial covenants.
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
Financial Instruments: The fair value of our fixed-rate debt is derived from quoted market prices by independent dealers (level 2 inputs as per the discussion above) and is as follows (in thousands):

	As of
	March 31, 2016		December 31, 2015
	Aggregate Principal	Estimated Fair Value	Aggregate Principal	Estimated Fair Value
4.50% senior notes	$175,000	$176,750	$175,000	$175,000
7.15% senior notes	$300,000	$316,500	$300,000	$315,750
7.00% senior notes	$300,000	$319,500	$300,000	$313,500
6.00% senior notes	$200,000	$200,000	$200,000	$197,500
1.875% convertible senior notes	$126,500	$124,761	$126,500	$124,128
Due to the short-term nature of other financial assets and liabilities including our Loans payable and other borrowings, we consider the carrying amounts of our other short-term financial instruments to approximate fair value.

NOTE 8 — EARNINGS PER SHARE
Basic and diluted earnings per common share were calculated as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2016	2015
Basic weighted average number of shares outstanding	39,839	39,390
Effect of dilutive securities:
Convertible debt (1)	2,176	2,176
Stock options and unvested restricted stock	348	382
Diluted average shares outstanding	42,363	41,948
Net earnings as reported	$20,969	$16,400
Interest attributable to convertible senior notes, net of income taxes	400	385
Net earnings for diluted earnings per share	$21,369	$16,785
Basic earnings per share	$0.53	$0.42
Diluted earnings per share (1)	$0.50	$0.40
Antidilutive stock options not included in the calculation of diluted earnings per share	68	7

(1)	In accordance with ASC 260-10, Earnings Per Share, ("ASC 260-10") we calculate the dilutive effect of convertible securities using the "if-converted" method.

NOTE 9 — ACQUISITIONS AND GOODWILL
Goodwill. Over the past several years, we entered new markets through the acquisition of the homebuilding assets and operations of local/regional homebuilders in Georgia, South Carolina and Tennessee. As a result of these transactions, we recorded approximately $33.0 million of goodwill. Goodwill represents the excess of the purchase price of our acquisitions over the fair value of the net assets acquired. Our acquisitions are recorded in accordance with ASC 805, Business Combinations ("ASC 805") and ASC 820, using the acquisition method of accounting. The purchase price for acquisitions is allocated based on estimated fair value of the assets and liabilities at the date of the acquisition. The combined excess purchase price of our acquisitions over the fair value of the net assets is classified as goodwill and is included in our consolidated balance sheet in Prepaids, other assets and goodwill. In accordance with ASC 350, we assess the recoverability of goodwill annually, or more frequently, if impairment indicators are present.
A summary of the carrying amount of goodwill follows (in thousands):

	West	Central	East	Financial Services	Corporate	Total
Balance at December 31, 2015			$32,962			$32,962
Additions	—	—	—	—	—	—
Impairments	—	—	—	—	—	—
Balance at March 31, 2016	$—	$—	$32,962	$—	$—	$32,962

NOTE 10 — STOCKHOLDERS’ EQUITY

A summary of changes in shareholders’ equity is presented below (in thousands):

	Three Months Ended March 31, 2016
	(In thousands)
	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2015	39,669	$397	$559,492	$699,048	$1,258,937
Net earnings	—	—	—	20,969	20,969
Exercise/vesting of equity awards	316	3	158	—	161
Excess income tax provision from stock-based awards	—	—	(516)	—	(516)
Equity award compensation expense	—	—	4,758	—	4,758
Balance at March 31, 2016	39,985	$400	$563,892	$720,017	$1,284,309

	Three Months Ended March 31, 2015
	(In thousands)
	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2014	39,147	$391	$538,788	$570,310	$1,109,489
Net earnings	—	—	—	16,400	16,400
Exercise/vesting of equity awards	470	5	2,829	—	2,834
Excess income tax benefit from stock-based awards	—	—	1,935	—	1,935
Equity award compensation expense	—	—	4,630	—	4,630
Balance at March 31, 2015	39,617	$396	$548,182	$586,710	$1,135,288

NOTE 11 — STOCK BASED AND DEFERRED COMPENSATION
We have a stock compensation plan, the Amended and Restated 2006 Stock Incentive Plan (the “Plan”), that was adopted in 2006 and has been amended or restated from time to time. The Plan was approved by our stockholders and is administered by our Board of Directors. The provisions of the Plan allow for the grant of stock appreciation rights, restricted stock awards, restricted stock units, performance share awards and performance-based awards in addition to non-qualified and incentive stock options. The Plan authorizes awards to officers, key employees, non-employee directors and consultants for up to 4,150,000 shares of common stock, of which 414,568 shares remain available for grant at March 31, 2016, together with any shares relating to expired, terminated or forfeited awards under prior plans that have since expired and are thus available for grant under the Plan. We believe that such awards provide a means of performance-based compensation to attract and retain qualified employees and better align the interests of our employees with those of our stockholders. Non-vested stock awards are usually granted with a five-year ratable vesting period for employees and with a three-year cliff vesting for both non-vested stock and performance-based awards granted to certain senior executive officers and non-employee directors.

Compensation cost related to time-based restricted stock awards is measured as of the closing price on the date of grant and is expensed on a straight-line basis over the vesting period of the award. Compensation cost related to performance-based restricted stock awards is also measured as of the closing price on the date of grant but is expensed in accordance with ASC 718-10-25-20, Compensation – Stock Compensation ("ASC 718"), which requires an assessment of probability of attainment of the performance target. As our performance targets are dependent on performance over a specified measurement period, once we determine that the performance target outcome is probable, the cumulative expense is recorded immediately with the remaining expense recorded on a straight-line basis through the end of the award’s vesting period. Beginning with grants in 2014, a portion of the performance-based restricted stock awards granted contain market conditions as defined by ASC 718. The guidance in ASC 718 requires that compensation expense for stock awards with market conditions be expensed based on a derived grant date fair value and expensed over the service period. We engaged a third party to perform a valuation analysis on the awards containing market conditions and our associated expense with those awards is based on the derived fair value from that analysis and is being expensed straight-line over the service period of the awards. Below is a summary of compensation expense and stock award activity (dollars in thousands):

	Three Months Ended March 31,
	2016	2015
Stock-based compensation expense	$4,758	$4,630
Non-vested shares granted	493,865	388,787
Performance-based non-vested shares granted	66,698	66,187
Stock options exercised	11,200	143,440
Restricted stock awards vested (includes performance-based awards)	305,085	326,070
The following table includes additional information regarding our Plan (dollars in thousands):

	As of
	March 31, 2016	December 31, 2015
Unrecognized stock-based compensation cost	$29,053	$18,545
Weighted average years expense recognition period	3.34	2.34
Total equity awards outstanding (1)	1,271,515	1,078,877

(1)	Includes options outstanding and unvested restricted stock and performance-based awards and restricted stock units.

In 2013, we began to offer a non-qualified deferred compensation plan ("deferred compensation plan") to highly compensated employees in order to allow them additional pre-tax income deferrals above and beyond the limits that qualified plans, such as 401k plans, impose on highly compensated employees. We do not currently offer a contribution match on the deferred compensation plan. All contributions to the plan to date have been funded by the employees and, therefore, we have no associated expense related to the deferred compensation plan for the three months ended March 31, 2016 or 2015, other than minor administrative costs.

NOTE 12 — INCOME TAXES
Components of the income tax provision are as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Federal	$6,541	$8,093
State	1,375	804
Total	$7,916	$8,897

The effective tax rate for the three months ended March 31, 2016 was 27.4%, and for the three months ended March 31, 2015 was 35.2%. Our tax rate has been favorably impacted in both periods by the homebuilding manufacturing deduction and in the three-months ended March 31, 2016 there was a favorable impact from additional estimated federal energy tax credits related to prior tax years.

On December 18, 2015, Congress passed the Protecting Americans from Tax Hikes (PATH) Act of 2015. The PATH Act extended the availability of the IRC §45L new energy-efficient homes credit to 2015 and 2016. Under ASC 740, the effects of new legislation are recognized in the period that includes the date of enactment, regardless of the retroactive benefit. In accordance with ASC 740, no federal energy credits for 2015 were recognized at March 31, 2015.

At March 31, 2016 and December 31, 2015, we have no unrecognized tax benefits due to the lapse of the statute of limitations and completion of audits for prior years. We believe that our current income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change. Our policy is to accrue interest and penalties on unrecognized tax benefits and include them in federal income tax expense.
We determine our deferred tax assets and liabilities in accordance with ASC 740-10, Income Taxes ("ASC 740"). We evaluate our deferred tax assets, including the benefit from NOLs, by jurisdiction to determine if a valuation allowance is required. Companies must assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. This assessment considers, among other matters, the nature, frequency and severity of cumulative losses, forecasts of future profitability, the length of statutory carryforward periods, experiences with operating losses and experiences of utilizing tax credit carryforwards and tax planning alternatives. We have no valuation allowance on our deferred tax assets and NOL carryovers at March 31, 2016.
At March 31, 2016, we had no remaining federal NOL carryforward or un-utilized federal tax credits. At March 31, 2016, we had tax benefits for state NOL carryforwards of $1.5 million net of federal benefit, unchanged from December 31, 2015, that begin to expire in 2028.
At March 31, 2016, we have income taxes payable of $5.1 million, which primarily consists of current federal and state tax accruals, net of estimated tax payments and tax credits. This amount is recorded in Accrued liabilities in the accompanying unaudited balance sheet at March 31, 2016.
We conduct business and are subject to tax in the U.S. and several states. With few exceptions, we are no longer subject to U.S. federal, state, or local income tax examinations by taxing authorities for years prior to 2012. We have one state income tax examination of multiple years under audit at this time.
The tax benefits from NOLs, built-in losses, and tax credits would be materially reduced or potentially eliminated if we experience an “ownership change” as defined under Internal Revenue Code §382. Based on our analysis performed as of March 31, 2016 we do not believe that we have experienced an ownership change. As a protective measure, our stockholders held a Special Meeting of Stockholders on February 16, 2009 and approved an amendment to our Articles of Incorporation that restricts certain transfers of our common stock. The amendment is intended to help us avoid an unintended ownership change and thereby preserve the value of any tax benefit for future utilization.

NOTE 13 — SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
The following table presents certain supplemental cash flow information (in thousands):

	Three Months Ended March 31,
	2016	2015
Interest capitalized, net	$(8,811)	$(5,995)
Income taxes paid	$7,420	$8,710
Non-cash operating activities:
Real estate not owned decrease	$—	$(4,999)
Real estate acquired through notes payable	$5,358	$6,701

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

The following segment information is in thousands:

	Three Months Ended March 31,
	2016	2015
Homebuilding revenue (1):
West	$261,046	$206,878
Central	161,889	154,026
East	174,831	157,808
Consolidated total	$597,766	$518,712
Homebuilding segment operating income:
West	$16,063	$14,197
Central	13,894	14,105
East	5,859	5,619
Total homebuilding segment operating income	35,816	33,921
Financial services segment profit	4,046	3,780
Corporate and unallocated costs (2)	(7,815)	(9,542)
Loss from unconsolidated entities, net	(157)	(123)
Interest expense	(3,288)	(3,154)
Other income, net	283	415
Net earnings before income taxes	$28,885	$25,297

(1)	Homebuilding revenue includes the following land closing revenue, by segment, as outlined in the table below.

	Three Months Ended March 31,
	2016	2015
Land closing revenue:
West	$—	$—
Central	1,918	1,439
East	231	—
Total	$2,149	$1,439

(2)	Balance consists primarily of corporate costs and numerous shared service functions such as finance and treasury that are not allocated to the homebuilding or financial reporting segments.

	At March 31, 2016
	West	Central		East		Financial Services	Corporate and Unallocated		Total
Deposits on real estate under option or contract	$30,035	$31,517		$30,439		$—	$—		$91,991
Real estate	1,039,716	540,039		639,414		—	—		2,219,169
Investments in unconsolidated entities	205	8,609		—		—	1,778		10,592
Other assets	49,434	81,570	(1)	81,567	(2)	1,271	178,919	(3)	392,761
Total assets	$1,119,390	$661,735		$751,420		$1,271	$180,697		$2,714,513

	At December 31, 2015
	West	Central		East		Financial Services	Corporate and Unallocated		Total
Deposits on real estate under option or contract	$28,488	$30,241		$29,110		$—	$—		$87,839
Real estate	1,008,457	505,954		583,891		—	—		2,098,302
Investments in unconsolidated entities	204	8,704		—		—	2,462		11,370
Other assets	55,112	87,313	(1)	77,548	(2)	898	261,395	(3)	482,266
Total assets	$1,092,261	$632,212		$690,549		$898	$263,857		$2,679,777

(1)	Balance consists primarily of development reimbursements from local municipalities and cash.

(2)	Balance consists primarily of goodwill (see Note 9), prepaid permits and fees to local municipalities and cash.

(3)	Balance consists primarily of cash and our deferred tax asset.

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

Joint Venture Litigation

Since 2008, we have been involved in litigation initiated by the lender group for a large Nevada-based land acquisition and development joint venture in which we held a 3.53%. We were the only builder joint venture partner to have fully performed its obligations with respect to takedowns of lots from the joint venture, having completed our first takedown in April 2007 and having tendered full performance of our second and final takedown in April 2008. The joint venture and the lender group rejected our tender of performance for our second and final takedown, and as a result we contended, among other things, that the rejection by the joint venture and the lender group of our tender of full performance was wrongful and constituted a breach of contract and should release us of liability with respect to the takedown and extinguish or greatly reduce our exposure under all guarantees. On December 9, 2010, three of the lenders filed a petition seeking to place the venture into an involuntary bankruptcy (JP Morgan Chase Bank, N.A. v. South Edge, LLC (Case No. 10-32968-bam)). On June 6, 2011, we received a demand letter from the lenders requesting full payment of $13.2 million the lenders claimed to be owed under the springing repayment guarantee, including past-due interest and penalties. The lenders claimed that the involuntary bankruptcy filed by three of the co-lenders triggered the springing repayment guarantee. We contested the Lenders’ claim on the basis that the repayment guarantee was not properly triggered by the lenders' filing of the involuntary bankruptcy, the lenders breached their contract with us by refusing to accept the April 2008 tender of our performance and by refusing to release their lien in connection with our second and final takedown in this project. The U.S. District Court of Nevada entered judgments in favor of JP Morgan in a combined amount of $16.6 million, which included prejudgment interest and attorneys' fees, which we paid in January 2016. The only outstanding issue in that case involves the amount of attorneys' fees that will be payable by us related to the now resolved appeal of that case, for which we are fully reserved.
We contend that four of our co-venturers in the South Edge entity (KB Home, Toll Brothers, Pardee Homes and Beazer Homes) are liable to Meritage for certain issues and events related to the South Edge joint venture and property, including certain amounts that Meritage has paid or may hereafter pay pursuant to or related to the above-mentioned claims and judgments against us and the South Edge property, and we have filed an arbitration claim against those builders to recover such amounts from them based on breach of contract, unjust enrichment, and other claims.

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
The words “believe,” “expect,” “anticipate,” “forecast,” “plan,” “intend,” "may," "will," "should," "could," “estimate,” “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. All statements we make other than statements of historical fact are forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements in this Quarterly Report include: statements concerning trends in the homebuilding industry in general, and our markets and results specifically; our operating strategy and initiatives; the benefits of our land acquisition strategy and structures, including the use and the benefits of land banking and joint ventures; that we expect to redeploy cash generated from operations to acquire and develop lot positions; management estimates regarding joint venture exposure; expectations regarding our industry and our business for the remainder of 2016 and beyond; our expectation that existing guarantees, letters of credit and performance and surety bonds will not be drawn on; the adequacy of our insurance coverage and warranty reserves; our strategy, legal positions and the expected outcome of legal proceedings we are involved in and the sufficiency of our reserves relating thereto; the sufficiency of our liquidity and capital resources to support our business strategy; our ability and willingness to acquire land under option or contract; our strategy and trends and expectations concerning sales prices, sales pace, closings, orders, cancellations, construction costs and gross margins, gross profit, revenues, net earnings, operating leverage, backlog, changes in and location of active communities, seasonality and the timing of new community openings; our future cash needs; that we may seek to raise additional debt and equity capital; and our intentions regarding the payment of dividends and the use of derivative contracts; our perceptions about the importance of joint ventures to our business; and the impact of seasonality and changes in interest rates.
Important factors that could cause actual results to differ materially from those in forward-looking statements, and that could negatively affect our business include, but are not limited to, the following: the availability and cost of finished lots and undeveloped land; interest rates and changes in the availability and pricing of residential mortgages; fluctuations in the availability and cost of labor; changes in tax laws that adversely impact us or our homebuyers; reversal of the current economic recovery; the ability of our potential buyers to sell their existing homes; cancellation rates; inflation in the cost of materials used to develop communities and construct homes; the adverse effect of slower order absorption rates; impairments of our real estate inventory; a change to the feasibility of projects under option or contract that could result in the write-down or write-off of option deposits; our potential exposure to natural disasters or severe weather conditions; competition; construction defect and home warranty claims; failures in health and safety performance; our success in prevailing on contested tax positions; our ability to obtain performance bonds in connection with our development work; the loss of key personnel; our failure to comply with, laws and regulations; our limited geographic diversification; fluctuations in quarterly operating results; our level of indebtedness; our ability to obtain financing; our ability to successfully integrate acquired companies and achieve anticipated benefits from these acquisitions; our compliance with government regulations and the effect of legislative or other initiatives that seek to restrain growth of new housing construction or similar measures; legislation relating to energy and climate change; the replication of our energy-efficient technologies by our competitors; our exposure to information technology failures and security breaches; and other factors identified in documents filed by the company with the Securities and Exchange Commission, including those set forth in our Form 10-K for the year ended December 31, 2015 under the caption “Risk Factors,” which can be found on our website.
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
Continued housing affordability, a strong US economy along with increasing wages, employment and household formations have all helped to maintain healthy housing supply and demand which has resulted in solid financial and operational performance for the homebuilding sector. We believe the current homebuilding cycle will continue on a slow but steady improvement trajectory, which should help better align rising land and labor prices with consumer demand over the next several years. We continue to strategically focus on expanding our presence in our markets through acquisitions of well-located communities offering homes with energy-efficient features and appealing designs at price points that are attractive to various sectors of the home-buying market.
Summary Company Results
Total home closing revenue was $595.6 million for the three months ended March 31, 2016, 15.1% higher than the prior year period. This revenue growth, coupled with a lower tax rate resulting from energy tax credits, are largely credited with our 27.9% higher net income of $21.0 million for the three months ended March 31, 2016 as compared to $16.4 million for the same period in 2015. Improved net income was achieved despite pressures on costs that impacted our margins year over year, as we were able to partially offset the margin decline by leveraging our general and administrative costs over higher top-line revenues.
Through our successes in growing our presence in the East Region, we experienced year-over-year growth in closings, orders and backlog, in both units and value for the three months ended March 31, 2016 as compared to prior year. We entered the year with higher beginning backlog than one year before, which combined with a 7.9% increase in average active community count, higher average sales prices and consistent orders contributed to increases in ending backlog and closings. We ended the first quarter of 2016 with 3,191 homes in backlog, valued at $1.3 billion, 15.7% and 21.1% increases over March 31, 2015, respectively. Our average sales price for homes in backlog increased 4.7% to $422,000 at March 31, 2016 from $403,200 at March 31, 2015, with increases reported in nearly all our markets.
Company Positioning

We remain focused on our main goals of growing our orders and gross margin while controlling overhead costs and maintaining a strong balance sheet. To help meet these goals, we continue to focus on the following initiatives:

•	Continuing to actively acquire and develop lots in key markets in order to maintain and moderately grow our lot supply and active community count;

•	Expanding market share in our smaller markets;

•	Introducing our newest collection of product offerings that targets the growing first-time homebuyer segment;

•	Managing cost increases through national and regional vendor relationships with a focus on quality construction and warranty management;

•	Generating additional revenue and improving overhead operating leverage in all of our markets;

•	Generating additional working capital and maintaining adequate liquidity;

•	Increasing orders pace through the use of our consumer and market research to build homes that offer our buyers their desired features and amenities;

•	Continuing to innovate and promote our energy efficiency program to drive sales;

•	Adapting sales and marketing efforts to increase traffic and compete with both resale and new homes;

•	Actively monitoring and adjusting our sales, construction and closing processes through customer satisfaction survey scores; and

•	Promoting a positive environment for our employees in order to retain our employees and minimize turnover.

We believe that the investments in our new communities, new markets and industry-leading energy efficient product offerings create a differentiated strategy that has aided us in our growth in the highly competitive new home market. During the first three months of 2016, we opened 7 new communities while closing out 15 communities, ending the quarter with 243 actively selling communities.

Critical Accounting Policies
The accounting policies we deem most critical to us and that involve the most difficult, subjective or complex judgments include revenue recognition, valuation of real estate, goodwill, deferred tax assets and warranty reserves as well as the calculation of compensation cost relating to share-based payments. There have been no significant changes to our critical accounting policies during the three months ended March 31, 2016 compared to those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our 2015 Annual Report on Form 10-K.

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

	Three Months Ended March 31,		Quarter over Quarter
	2016	2015	Chg $	Chg %
Home Closing Revenue
Total
Dollars	$595,617	$517,273	$78,344	15.1%
Homes closed	1,488	1,335	153	11.5%
Average sales price	$400.3	$387.5	$12.8	3.3%
West Region
Arizona
Dollars	$74,999	$62,601	$12,398	19.8%
Homes closed	217	186	31	16.7%
Average sales price	$345.6	$336.6	$9.0	2.7%
California
Dollars	$120,720	$86,423	$34,297	39.7%
Homes closed	207	153	54	35.3%
Average sales price	$583.2	$564.9	$18.3	3.2%
Colorado
Dollars	$65,327	$57,854	$7,473	12.9%
Homes closed	138	128	10	7.8%
Average sales price	$473.4	$452.0	$21.4	4.7%
West Region Totals
Dollars	$261,046	$206,878	$54,168	26.2%
Homes closed	562	467	95	20.3%
Average sales price	$464.5	$443.0	$21.5	4.9%
Central Region - Texas
Central Region Totals
Dollars	$159,971	$152,587	$7,384	4.8%
Homes closed	465	440	25	5.7%
Average sales price	$344.0	$346.8	$(2.8)	(0.8)%
East Region
Florida
Dollars	$63,322	$72,831	$(9,509)	(13.1)%
Homes closed	156	177	(21)	(11.9)%
Average sales price	$405.9	$411.5	$(5.6)	(1.4)%
Georgia
Dollars	$22,014	$15,458	$6,556	42.4%
Homes closed	65	52	13	25.0%
Average sales price	$338.7	$297.3	$41.4	13.9%
North Carolina
Dollars	$50,377	$34,975	$15,402	44.0%
Homes closed	118	89	29	32.6%
Average sales price	$426.9	$393.0	$33.9	8.6%
South Carolina
Dollars	$21,171	$24,560	$(3,389)	(13.8)%
Homes closed	67	76	(9)	(11.8)%
Average sales price	$316.0	$323.2	$(7.2)	(2.2)%
Tennessee
Dollars	$17,716	$9,984	$7,732	77.4%
Homes closed	55	34	21	61.8%
Average sales price	$322.1	$293.6	$28.5	9.7%
East Region Totals
Dollars	$174,600	$157,808	$16,792	10.6%
Homes closed	461	428	33	7.7%
Average sales price	$378.7	$368.7	$10.0	2.7%

	Three Months Ended March 31,		Quarter over Quarter
	2016	2015	Chg $	Chg %
Home Orders (1)
Total
Dollars	$804,600	$782,812	$21,788	2.8%
Homes ordered	1,987	1,979	8	0.4%
Average sales price	$404.9	$395.6	$9.3	2.4%
West Region
Arizona
Dollars	$90,180	$90,591	$(411)	(0.5)%
Homes ordered	259	288	(29)	(10.1)%
Average sales price	$348.2	$314.6	$33.6	10.7%
California
Dollars	$151,012	$178,097	$(27,085)	(15.2)%
Homes ordered	270	310	(40)	(12.9)%
Average sales price	$559.3	$574.5	$(15.2)	(2.6)%
Colorado
Dollars	$86,626	$85,407	$1,219	1.4%
Homes ordered	169	189	(20)	(10.6)%
Average sales price	$512.6	$451.9	$60.7	13.4%
West Region Totals
Dollars	$327,818	$354,095	$(26,277)	(7.4)%
Homes ordered	698	787	(89)	(11.3)%
Average sales price	$469.7	$449.9	$19.8	4.4%
Central Region - Texas
Central Region Totals
Dollars	$216,065	$185,132	$30,933	16.7%
Homes ordered	591	557	34	6.1%
Average sales price	$365.6	$332.4	$33.2	10.0%
East Region
Florida
Dollars	$92,594	$108,857	$(16,263)	(14.9)%
Homes ordered	227	248	(21)	(8.5)%
Average sales price	$407.9	$438.9	$(31.0)	(7.1)%
Georgia
Dollars	$35,195	$24,218	$10,977	45.3%
Homes ordered	105	77	28	36.4%
Average sales price	$335.2	$314.5	$20.7	6.6%
North Carolina
Dollars	$77,081	$61,625	$15,456	25.1%
Homes ordered	189	148	41	27.7%
Average sales price	$407.8	$416.4	$(8.6)	(2.1)%
South Carolina
Dollars	$34,221	$29,528	$4,693	15.9%
Homes ordered	107	96	11	11.5%
Average sales price	$319.8	$307.6	$12.2	4.0%
Tennessee
Dollars	$21,626	$19,357	$2,269	11.7%
Homes ordered	70	66	4	6.1%
Average sales price	$308.9	$293.3	$15.6	5.3%
East Region Totals
Dollars	$260,717	$243,585	$17,132	7.0%
Homes ordered	698	635	63	9.9%
Average sales price	$373.5	$383.6	$(10.1)	(2.6)%

(1)
Home orders for any period represent the aggregate sales price of all homes ordered, net of cancellations. We do not include orders contingent upon the sale of a customer’s existing home as a sales contract until the contingency is removed.

	Three Months Ended March 31,
	2016		2015
	Ending	Average	Ending	Average
Active Communities
Total	243	247.0	229	229.0
West Region
Arizona	42	41.5	44	42.5
California	24	24.0	21	22.5
Colorado	14	15.0	16	16.5
West Region Totals	80	80.5	81	81.5
Central Region - Texas
Central Region Totals	70	71.0	61	60.0
East Region
Florida	26	27.0	26	27.5
Georgia	18	17.5	13	13.0
North Carolina	24	25.0	23	22.0
South Carolina	16	17.0	20	20.0
Tennessee	9	9.0	5	5.0
East Region Totals	93	95.5	87	87.5

	Three Months Ended March 31,
	2016	2015
Cancellation Rates (1)
Total	11%	11%
West Region
Arizona	11%	7%
California	11%	7%
Colorado	9%	8%
West Region Totals	11%	7%
Central Region - Texas
Central Region Totals	13%	16%
East Region
Florida	11%	17%
Georgia	14%	8%
North Carolina	6%	9%
South Carolina	4%	5%
Tennessee	8%	4%
East Region Totals	9%	11%

(1)	Cancellation rates are computed as the number of canceled units for the period divided by the gross sales units for the same period.

	At March 31,		Quarter over Quarter
	2016	2015	Chg $	Chg %
Order Backlog (1)
Total
Dollars	$1,346,664	$1,111,991	$234,673	21.1%
Homes in backlog	3,191	2,758	433	15.7%
Average sales price	$422.0	$403.2	$18.8	4.7%
West Region
Arizona
Dollars	$133,087	$94,208	$38,879	41.3%
Homes in backlog	359	294	65	22.1%
Average sales price	$370.7	$320.4	$50.3	15.7%
California
Dollars	$214,438	$215,637	$(1,199)	(0.6)%
Homes in backlog	352	369	(17)	(4.6)%
Average sales price	$609.2	$584.4	$24.8	4.2%
Colorado
Dollars	$183,450	$149,186	$34,264	23.0%
Homes in backlog	363	329	34	10.3%
Average sales price	$505.4	$453.5	$51.9	11.4%
West Region Totals
Dollars	$530,975	$459,031	$71,944	15.7%
Homes in backlog	1,074	992	82	8.3%
Average sales price	$494.4	$462.7	$31.7	6.9%
Central Region - Texas
Central Region Totals
Dollars	$406,288	$341,586	$64,702	18.9%
Homes in backlog	1,068	975	93	9.5%
Average sales price	$380.4	$350.3	$30.1	8.6%
East Region
Florida
Dollars	$147,278	$138,596	$8,682	6.3%
Homes in backlog	358	308	50	16.2%
Average sales price	$411.4	$450.0	$(38.6)	(8.6)%
Georgia
Dollars	$46,607	$25,344	$21,263	83.9%
Homes in backlog	135	78	57	73.1%
Average sales price	$345.2	$324.9	$20.3	6.2%
North Carolina
Dollars	$138,182	$94,818	$43,364	45.7%
Homes in backlog	331	244	87	35.7%
Average sales price	$417.5	$388.6	$28.9	7.4%
South Carolina
Dollars	$43,161	$31,088	$12,073	38.8%
Homes in backlog	128	90	38	42.2%
Average sales price	$337.2	$345.4	$(8.2)	(2.4)%
Tennessee
Dollars	$34,173	$21,528	$12,645	58.7%
Homes in backlog	97	71	26	36.6%
Average sales price	$352.3	$303.2	$49.1	16.2%
East Region Totals
Dollars	$409,401	$311,374	$98,027	31.5%
Homes in backlog	1,049	791	258	32.6%
Average sales price	$390.3	$393.6	$(3.3)	(0.8)%
(1)    Our backlog represents net sales that have not closed.

Operating Results
Companywide. Home closing revenue for the three months ended March 31, 2016 increased 15.1% to $595.6 million when compared to the prior year, mainly driven by the 11.5% increase or 153 additional home closings combined with a $12,800 increase in average sales price. Home orders were relatively flat, growing by 2.8% to $804.6 million on 1,987 homes as compared to $782.8 million on 1,979 homes in 2015. We had higher beginning backlog entering the year which, combined with the consistent home orders and higher average sales prices, contributed to our company-wide 433-home and $234.7 million increase in ending backlog, 15.7% and 21.1% improvements over the prior year, respectively. Our average active community count company-wide increased by 7.9% year over year, ending the first quarter of 2016 with 243 communities as compared to 229 in 2015. The tempered order growth, in spite of this growth in community count is largely attributable to the fast sell-out of high-performing communities in California and Colorado, as well as some slowing of orders in the Houston market due to oil price uncertainties. However, the growing markets in our East Region as well as most of our Texas markets, outside of Houston, showed year-over-year orders growth, helping to offset these declines.
West. During the three months ended March 31, 2016, home closings rose 20.3% over the same 2015 period. The increase in closing units combined with a $21,500 higher average sales price resulted in $261.0 million in home closing revenue in the first quarter of 2016, a 26.2% improvement over the first quarter of 2015. Order units in the West Region declined by 11.3%, with 698 orders valued at $327.8 million versus 787 orders valued at $354.1 million in the prior year. These results led to ending backlog value in the Region of $531.0 million on 1,074 homes as compared to $459.0 million on 992 homes in the prior year, 15.7% and 8.3% improvements, respectively.

Demand in the West Region dipped in the first quarter of the year as evidenced by the orders pace of 8.7 for the quarter ended March 31, 2016 as compared to 9.7 in 2015. Despite this decline, the West continues to produce the highest orders pace in the Company. The $19,800 higher average sales prices partially offset the decline in units for total order value of $327.8 million, 7.4% lower than the prior year. Orders pace in the California and Colorado markets continue to demonstrate strong buyer demand, with each state generating 11.3 orders per community in the first quarter of 2016, the highest of any of our markets. The California market has seen exceptional demand that, coupled with our community locations and product offerings, led to fast sellout of high-performing communities that directly contributed to the 35.3% higher number of units closed in the first three months of 2016 as compared to the prior year. The number and value of units ordered in California dropped year over year to 270 units valued at $151.0 million, 12.9% and 15.2% declines, respectively, although it is still a market experiencing some of the healthiest demand in the country. The decline in average sales prices on California orders is largely a result of product mix. Colorado contributed $65.3 million in closing revenue in the first quarter of 2016 on 138 units, representing 12.9% and 7.8% year-over-year improvements, respectively. The increase in closings is partially attributable to catching up on closings from 2015 weather delays. A 9.1% drop in the average number of selling communities drove the 10.6% decline in units ordered, which was more than offset by the continuing rising average sales prices this market is experiencing. The $60,700 higher average sales price led to overall order value of $86.6 million, 1.4% higher than the prior year. The price appreciation speaks to the desirability of this market, although we expect this to temper throughout 2016 as we introduce communities with smaller product offerings and lower price points. Closings in Arizona in the first quarter of the year benefited from the strong demand and orders generated in the latter half of 2015. Closing revenue increased 19.8%, as we closed 16.7% more units than in 2015, with a $9,000 higher average sales price. The decline in orders pace tempered from 6.8 in 2015 to 6.2 in 2016, mostly due to sales prices increases for the spring selling season as we focused on price versus pace in the Arizona market.
Central. The Central Region, made up of our Texas markets, closed 465 homes totaling $160.0 million in home closing revenue. The 5.7% volume improvement with relatively flat average sales prices, led to overall home closing revenue growth of $7.4 million or 4.8%. Orders in the Region also improved by 6.1% compared to prior year while experiencing rising average sales prices of $33,200 or 10%. Improved orders were primarily driven by the 18.3% increase in the average number of actively selling communities. Oil price concerns have impacted consumer confidence in Houston, where we have experienced some declines in orders pace but we continue to perform well in our other Texas markets. These results translated to a 9.5% higher number of homes in backlog at March 31, 2016, with 1,068 homes valued at $406.3 million, an 18.9% improvement in backlog value.
East. Our East Region generated 461 closings and $174.6 million in revenue in the first quarter of 2016, 7.7% and 10.6% increases, respectively, from the same period in 2015. The Region also reported higher results in orders year over year generating $17.1 million of additional order dollars, mostly due to the 9.9% increase in home orders from the 9.1% increase in the average number of actively selling communities. The orders pace in this Region is below our company average, primarily due to the newer markets we have entered through acquisitions. We have integrated our sales processes into these new markets, and we believe orders pace will continue a slow but steady improvement moving forward. The Region ended the first quarter with 93 actively selling communities as compared to 87 in 2015 and ended the quarter with a 258-home and $98.0 million increase in ending backlog, 32.6% and 31.5% gains, respectively.

The Florida market continues as the largest contributor to the Region's results reporting $63.3 million in closing revenue on 156 home closings, decreases of 13.1% and 11.9%, respectively. Florida had a 14.9% decrease in order value year over year, with $92.6 million on 227 new orders. Timing of actively selling community openings and closings impacted the decline in orders. Higher beginning backlog was the main driver of the 50-home and $8.7 million increase in backlog at March 31, 2016 over March 31, 2015. Operations in North Carolina provided the largest improvements in the Region and contributed 118 homes and $50.4 million in closings and 189 homes and $77.1 million in order volume from 25.0 average actively-selling communities in the first quarter of 2016, a 13.6% increase in average-selling communities from the prior year. Tennessee reported improved home closing revenue in the first quarter 2016, $7.7 million higher than 2015 on 21 more units. The largest driver for this improvement is from the 80.0% increase in actively-selling communities. We continue to focus on integrating our newest markets in Georgia and South Carolina, which contributed 65 and 67 closings valued at $22.0 million and $21.2 million, respectively, during the first quarter of 2016. Orders in Georgia grew by 36.4% or 28 units, with order value also growing by $11.0 million. This is largely attributable to a 34.6% increase in the average number of actively-selling communities. Growth in Georgia is a strategic focus in this Region, as this market continues to demonstrate solid buyer demand and is one of the strongest homebuilding markets in the country. The growth in South Carolina was more tempered, with 11 additional units ordered, ending the period with 107 total units valued at $34.2 million, 11.5% and 15.9% respective increases over the prior year period. The Region finished the first quarter of 2016 with 1,049 units in backlog with a value of $409.4 million, 32.6% and 31.5% improvements over 2015, respectively.

Land Closing Revenue and Gross Profit
From time to time, we may sell certain land parcels to other homebuilders, developers or investors if we feel the sale will provide a greater economic benefit to us than continuing home construction or where we are looking to diversify our land positions in the specific geography. As a result of such sales, we recognized land closing revenue of $2.1 million, and $1.4 million for the three months ending March 31, 2016 and 2015, respectively. For both years, modest profits were achieved on these land sales, $0.4 and $0.2 million in 2016 and 2015, respectively.

Other Operating Information (dollars in thousands)

	Three Months Ended March 31,
	2016		2015
	Dollars	Percent of Home Closing Revenue	Dollars	Percent of Home Closing Revenue
Home Closing Gross Profit (1)
Total	$103,347	17.4%	$95,487	18.5%

West	$43,314	16.6%	$37,644	18.2%

Central	$32,102	20.1%	$31,630	20.7%

East	$27,931	16.0%	$26,213	16.6%

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

Companywide. Home closing gross profit for the three months ended March 31, 2016 was $103.3 million, an increase of $7.9 million versus the same period in 2015 as a result of higher home closing revenue from more units closed. The decline in home closing gross margin to 17.4% in 2016 as compared to 18.5% for the same prior year period is from a combination of higher labor and land costs than the prior year, as well as targeted pricing reductions in certain markets. The increase in labor costs were further exacerbated in certain markets by the weather delays experienced in 2015, which pushed closings into the first quarter of 2016. Rising land prices will continue to place pressure on margins, as most of our markets continue to experience steadily increasing land prices.

West. Our West Region had the largest decline in home closing gross margin, with 16.6% for the first quarter of 2016 compared to 18.2% in 2015. The margin decline is largely the result of higher land prices in the Region coupled with rising labor costs. Labor cost increases in Colorado were heightened temporarily as a result of the weather delays that market faced in 2015, which impacted the Region's margins as Colorado contributed approximately 25% of the Region's closings in 2016. Targeted pricing concessions offered in an effort to spur demand in certain under-performing Southern California communities further negatively impacted the Region's margins as that market increased its contribution of closing volume versus the same period in 2015.
Central. The Central Region reported slightly lower home closing gross margin year over year, with 20.1% in 2016 versus 20.7% in 2015 for the first quarter results. The labor shortages which were exacerbated by weather delays in 2015 have placed pressure on labor costs in certain Texas markets, thereby reducing home closing gross margins year over year. The oil price concerns led to some pricing concessions in Houston, which also is a contributing factor to the lower margins in the Region.
East. The East Region reported a 60-basis-point decrease in gross margin for the first three months of 2016, 16.0% versus 16.6% in 2015. The declines were primarily from our Florida divisions' targeted sales promotions to drive orders volume that are closing in the first half of 2016, which reduced average sales prices and accordingly margins. This Region currently delivers our lowest gross margins, partially attributable to our newer division operations that are not yet fully scaled to our normal company operating levels.
Financial Services Profit (in thousands)

	Three Months Ended March 31,
	2016	2015
Financial services profit	$4,046	$3,780
Financial services profit represents the net profit of our financial services operations, including the operating profit generated by our wholly-owned title company, Carefree Title, as well as our portion of earnings from a mortgage joint venture. The increase in financial services profit year over year is primarily the result of the increase in home closings.
Selling, General and Administrative Expenses and Other Expenses ($ in thousands)

	Three Months Ended March 31,
	2016	2015
Commissions and Other Sales Costs
Dollars	$46,177	$41,612
Percent of home closing revenue	7.8%	8.0%
General and Administrative Expenses
Dollars	$29,618	$29,650
Percent of total closing revenue	5.0%	5.7%
Loss from Other Unconsolidated Entities, Net
Dollars	$157	$123
Interest Expense
Dollars	$3,288	$3,154
Other Income, Net
Dollars	$(283)	$(415)
Provision for Income Taxes
Dollars	$7,916	$8,897
Commissions and Other Sales Costs. Commissions and other sales costs are comprised of internal and external commissions and related sales and marketing expenses such as advertising and sales office costs. These costs increased by $4.6 million for the three months ended March 31, 2016 versus the prior year period, representing 7.8% of home closing revenue in 2016 compared to 8.0% in 2015. The dollar increases relate to increased commission expense attributable to higher closing units and revenue dollars.

General and Administrative Expenses. General and administrative expenses represent corporate and divisional overhead expenses such as salaries and bonuses, occupancy, insurance and travel expenses. These expenses were relatively flat at $29.6 million for the three months ended March 31, 2016 compared to $29.7 million in 2015. As a percentage of total closing revenue, these costs decreased to 5.0% in 2016 versus 5.7% in the prior year. This improved leverage is mainly attributable to the additional closing revenue in 2016 over 2015.
Loss from Other Unconsolidated Entities, Net. Loss from other unconsolidated entities, net represents our portion of pre-tax earnings/(losses) from non-financial services joint ventures. Included in this amount is both the pass through of earnings/(losses) from the joint venture's most recently available financial statements as well as any accrued expected earnings/(losses) for the periods presented that might not have been reflected in the joint venture's financial statements provided to us. The first quarter results for both 2016 and 2015 are consistent year over year.
Interest Expense. Interest expense is comprised of interest incurred, but not capitalized, on our senior notes, convertible senior notes and our Credit Facility. Despite a higher amount of interest incurred due to a larger amount of debt versus prior year, interest expense was relatively flat year over year, as we have more inventory under development that qualifies for interest capitalization. During the three months ended March 31, 2016 and March 31, 2015, our non-capitalizable interest expense was $3.3 million and $3.2 million, respectively.
Other Income, Net. Other income, net primarily consists of (i) forfeited deposits from potential homebuyers who canceled their purchase contracts with us, (ii) sublease income, (iii) interest earned on our cash and cash equivalents, and (iv) payments and awards related to legal settlements. The amount recognized in 2016 is relatively flat compared to prior year with $0.3 and $0.4 recorded in the first quarter of 2016 and 2015, respectively.
Income Taxes.
Our effective tax rate was 27.4% and 35.2% for the three months ended March 31, 2016 and 2015, respectively. Our tax rate has been favorably impacted in both years by the homebuilding manufacturing deduction and in 2016 the rate has been favorably impacted by additional federal energy credits applicable to prior years.

Liquidity and Capital Resources
Overview
Our principal uses of capital in 2016 were acquisition and development of new and strategic lot positions, operating expenses, home construction and the payment of routine liabilities. In the first three months of 2016, we used funds generated by operations to meet our short-term working capital requirements. We remain focused on acquiring desirable land positions, generating positive margins in our homebuilding operations and maintaining a strong balance sheet to support future needs and growth, while leveraging land options where possible.

Operating Cash Flow Activities

During the three months ended March 31, 2016 and March 31, 2015, net cash used in operations totaled $81.8 million and $38.2 million, respectively. Results from operating cash flows in both 2016 and 2015 benefited from cash generated by net earnings of $21.0 million and $16.4 million, respectively, offset mainly by the respective increases in real estate of $116.0 million and $58.9 million, respectively, due to increased land and land development spending.

Investing Cash Flow Activities

During the three months ended March 31, 2016, net cash used in investing activities totaled $4.0 million as compared to $4.6 million for the same period in 2015. Cash used in investing activities in 2016 and 2015 is mainly attributable to the purchases of property and equipment of $3.9 million and $4.6 million, respectively.

Financing Cash Flow Activities

During the three months ended March 31, 2016, net cash used in financing activities totaled $4.2 million as compared to $28.8 million net cash provided by financing activities for the same period in 2015. The net cash used in financing activities in 2016 is primarily the result of repayments of loans payable and other borrowings of $3.9 million. Our 2015 results were mainly attributable to $27.0 million in proceeds received from our Credit Facility.

Overview of Cash Management

Cash flows for each of our communities depend on their stage of the development cycle, and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, plat and other approvals, community and lot development, and construction of model homes, roads, utilities, landscape and other amenities . Because these costs are a component of our inventory and not recognized in our statement of operations until a home closes, we incur significant cash outlays prior to recognition of earnings. In the later stages of a community, cash inflows may significantly exceed earnings reported for financial statement purposes, as the cash outflow associated with home and land construction was previously incurred. From a liquidity standpoint, we are currently actively acquiring and developing lots in our markets to maintain and grow our lot supply and active community count. We are also using the cash generated by our cash on hand and draws under our Credit Facility, as needed, to fund operations in newer markets. As demand for new homes improves and we continue to expand our business, we expect cash outlays for land purchases, land development and home construction will continue to exceed our cash generated from operations in the near term.

During the three months ended March 31, 2016, we closed 1,488 homes, purchased about 2,000 lots for $139.4 million, spent $47.4 million on land development, paid $18.4 million in lot purchase and option deposits, and started 1,757 homes. The opportunity to purchase substantially finished lots in desired locations continues to be more limited and competitive as compared to prior years. As a result, we are purchasing more undeveloped land and partially-finished lots than in recent years and subsequently incurring development dollars in order to bring them to a finished status ready for home construction. We exercise strict controls and believe we have a prudent strategy for Company-wide cash management, including those related to cash outlays for land and inventory acquisition and development. We ended the first quarter of 2016 with $172.2 million of cash and cash equivalents, a $90.0 million decrease from December 31, 2015. As we have no debt maturities until 2018, we expect to generate cash from the sale of our inventory, but we intend to redeploy that cash to acquire and develop strategic and well-positioned lots to grow our business.

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

We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. Debt-to-capital and net debt-to-capital are calculated as follows (dollars in thousands):

	As of
	March 31, 2016	December 31, 2015
Notes payable and other borrowings	$1,119,393	$1,117,040
Stockholders’ equity	1,284,309	1,258,937
Total capital	$2,403,702	$2,375,977
Debt-to-capital (1)	46.6%	47.0%
Notes payable and other borrowings	$1,119,393	$1,117,040
Less: cash and cash equivalents	(172,175)	(262,208)
Net debt	947,218	854,832
Stockholders’ equity	1,284,309	1,258,937
Total net capital	$2,231,527	$2,113,769
Net debt-to-capital (2)	42.4%	40.4%

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

Credit Facility Covenants
Borrowings under the Credit Facility are unsecured but availability is subject to, among other things, a borrowing base. The Credit Facility also contains certain financial covenants, including (a) a minimum tangible net worth requirement of $670.3 million (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings), and (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 60%. In addition, we are required to maintain either (i) an interest coverage ratio (EBITDA to interest expense, as defined therein) of at least 1.50 to 1.00 or (ii) liquidity (as defined therein) of an amount not less than our consolidated interest incurred during the trailing 12 months. We were in compliance with all Credit Facility covenants as of March 31, 2016. Our actual financial covenant calculations as of March 31, 2016 are reflected in the table below.

Financial Covenant (dollars in thousands):	Covenant Requirement	Actual
Minimum Tangible Net Worth	$805,323	$1,247,936
Leverage Ratio	<60%	40%
Interest Coverage Ratio (1)	>1.50	4.20
Minimum Liquidity (1)	>$69,819	$644,117
Investments other than defined permitted investments	<$374,381	$10,592

(1)	We are required to meet either the Interest Coverage Ratio or Minimum Liquidity, but not both.
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
Recently Issued Accounting Pronouncements
See Note 1 to our unaudited consolidated financial statements included in this report for discussion of recently issued accounting standards.

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
In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, we have developed and implemented disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, has reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Form 10-Q (the “Evaluation Date”). Based on such evaluation, management has concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information that is required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO as appropriate, to allow timely decisions regarding required disclosure.
During the fiscal quarter covered by this Form 10-Q, there has not been any change in our internal control over financial reporting that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
We are involved in various routine legal and regulatory proceedings, including, without limitation, claims and litigation alleging construction defects. In general, the proceedings are incidental to our business, and most exposure is subject to and should be covered by warranty and indemnity obligations of our consultants and subcontractors. Additionally, some such claims are also covered by insurance. With respect to the majority of pending litigation matters, our ultimate legal and financial responsibility, if any, cannot be estimated with certainty and, in most cases, any potential losses related to these matters are not considered probable. Historically, most disputes regarding warranty claims are resolved prior to litigation. We believe there are not any pending legal or warranty matters that could have a material adverse impact upon our consolidated financial condition, results of operations or cash flows that have not been sufficiently reserved. Information related to pending legal proceedings is presented in Note 15 - Commitments on Contingencies, in the accompanying consolidated financial statements and is incorporated by reference herein.

Item 1A.	Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may eventually prove to materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities:
We did not acquire any of our own equity securities during the three months ended March 31, 2016.
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

Item 6.	Exhibits

Exhibit Number	Description	Page or Method of Filing
3.1	Restated Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3 of Form 8-K dated June 20, 2002.

3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated September 15, 2004.

3.1.2	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Proxy Statement for the 2006 Annual Meeting of Stockholders.

3.1.3	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix B of Proxy Statement for the 2008 Annual Meeting of Stockholders.

3.1.4	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Definitive Proxy Statement filed with the Securities and Exchange Commission on January 9, 2009.

3.2	Amended and Restated Bylaws of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated November 24, 2014.

10.1*	Addendum to Phillippe Lord Employment Letter	Incorporated by reference to Exhibit 10.1 of Form 8-K dated February 16, 2016

10.2*	Hilla Sferruzza Employment Letter	Incorporated by reference to Exhibit 10.1 of Form 8-K dated March 31, 2016

31.1	Rule 13a-14(a)/15d-14(a) Certification of Steven J. Hilton, Chief Executive Officer	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Hilla Sferruzza, Chief Financial Officer	Filed herewith.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith.

101.0
The following financial statements from Meritage Homes Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, were formatted in XBRL (Extensible Business Reporting Language); (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Income Statements, (iii) Unaudited Consolidated Statements of Cash Flows, and (iv) the Notes to Unaudited Consolidated Financial Statements.

* Indicates a management contract or compensation plan

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 2nd day of May 2016.

MERITAGE HOMES CORPORATION, a Maryland Corporation

By:	/s/ HILLA SFERRUZZA
Hilla Sferruzza Chief Financial Officer and Chief Accounting Officer (Duly Authorized Officer and Principal Financial Officer)

INDEX OF EXHIBITS

3.1	Restated Articles of Incorporation of Meritage Homes Corporation

3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.2	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.3	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.4	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.2	Amended and Restated Bylaws of Meritage Homes Corporation

10.1	Addendum to Phillippe Lord Employment Letter

10.2	Hilla Sferruzza Employment Letter

31.1	Rule 13a-14(a)/15d-14(a) Certification of Steven J. Hilton, Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Hilla Sferruzza, Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.0
The following financial statements from Meritage Homes Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, were formatted in XBRL (Extensible Business Reporting Language); (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Income Statements, (iii) Unaudited Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Consolidated Financial Statements.