Form 10-Q
period 2016-06-30
Meritage Homes CORP
filed 2016-08-01
CIK 833079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

Common shares outstanding as of July 28, 2016: 40,018,044

MERITAGE HOMES CORPORATION
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2016

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30, 2016	December 31, 2015
Assets
Cash and cash equivalents	$128,171	$262,208
Other receivables	68,837	57,296
Real estate	2,301,305	2,098,302
Deposits on real estate under option or contract	91,444	87,839
Investments in unconsolidated entities	11,188	11,370
Property and equipment, net	34,009	33,970
Deferred tax asset	58,840	59,147
Prepaids, other assets and goodwill	67,361	69,645
Total assets	$2,761,155	$2,679,777
Liabilities
Accounts payable	$126,028	$106,440
Accrued liabilities	154,643	161,163
Home sale deposits	39,646	36,197
Loans payable and other borrowings	19,889	23,867
Senior and convertible senior notes, net	1,094,146	1,093,173
Total liabilities	1,434,352	1,420,840
Stockholders’ Equity
Preferred stock, par value $0.01. Authorized 10,000,000 shares; none issued and outstanding at June 30, 2016 and December 31, 2015	—	—
Common stock, par value $0.01. Authorized 125,000,000 shares; issued 40,018,044 and 39,669,094 shares at June 30, 2016 and December 31, 2015, respectively	400	397
Additional paid-in capital	566,508	559,492
Retained earnings	759,895	699,048
Total stockholders’ equity	1,326,803	1,258,937
Total liabilities and stockholders’ equity	$2,761,155	$2,679,777
See accompanying notes to unaudited consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Homebuilding:
Home closing revenue	$795,845	$591,027	$1,391,462	$1,108,300
Land closing revenue	2,051	6,774	4,200	8,213
Total closing revenue	797,896	597,801	1,395,662	1,116,513
Cost of home closings	(658,099)	(476,790)	(1,150,369)	(898,576)
Cost of land closings	(1,693)	(6,262)	(3,393)	(7,547)
Total cost of closings	(659,792)	(483,052)	(1,153,762)	(906,123)
Home closing gross profit	137,746	114,237	241,093	209,724
Land closing gross profit	358	512	807	666
Total closing gross profit	138,104	114,749	241,900	210,390
Financial Services:
Revenue	3,476	2,741	5,976	5,276
Expense	(1,508)	(1,362)	(2,754)	(2,661)
Earnings from financial services unconsolidated entities and other, net	3,795	2,757	6,587	5,301
Financial services profit	5,763	4,136	9,809	7,916
Commissions and other sales costs	(56,379)	(45,167)	(102,556)	(86,779)
General and administrative expenses	(28,898)	(27,650)	(58,516)	(57,300)
Earnings/(loss) from other unconsolidated entities, net	573	(169)	416	(292)
Interest expense	(1,672)	(4,621)	(4,960)	(7,775)
Other income, net	1,545	136	1,828	551
Earnings before income taxes	59,036	41,414	87,921	66,711
Provision for income taxes	(19,158)	(12,281)	(27,074)	(21,178)
Net earnings	$39,878	$29,133	$60,847	$45,533
Earnings per common share:
Basic	$1.00	$0.73	$1.52	$1.15
Diluted	$0.95	$0.70	$1.45	$1.10
Weighted average number of shares:
Basic	40,012	39,648	39,926	39,520
Diluted	42,533	42,145	42,477	42,079
See accompanying notes to unaudited consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net earnings	$60,847	$45,533
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	7,600	6,729
Stock-based compensation	7,313	8,465
Excess income tax provision/(benefit) from stock-based awards	526	(2,012)
Equity in earnings from unconsolidated entities	(7,003)	(5,009)
Distributions of earnings from unconsolidated entities	7,343	5,769
Other	3,262	424
Changes in assets and liabilities:
Increase in real estate	(193,981)	(144,450)
(Increase)/decrease in deposits on real estate under option or contract	(3,551)	3,604
Increase in other receivables, prepaids and other assets	(9,368)	(10,346)
Increase in accounts payable and accrued liabilities	12,944	4,996
Increase in home sale deposits	3,449	9,349
Net cash used in operating activities	(110,619)	(76,948)
Cash flows from investing activities:
Investments in unconsolidated entities	(159)	(282)
Purchases of property and equipment	(7,570)	(7,829)
Proceeds from sales of property and equipment	87	62
Maturities/sales of investments and securities	645	—
Payments to purchase investments and securities	(645)	—
Net cash used in investing activities	(7,642)	(8,049)
Cash flows from financing activities:
Repayment of loans payable and other borrowings	(15,482)	(3,211)
Proceeds from issuance of senior notes	—	200,000
Debt issuance costs	—	(2,955)
Excess income tax (provision)/benefit from stock-based awards	(526)	2,012
Proceeds from stock option exercises	232	2,839
Net cash (used in)/provided by financing activities	(15,776)	198,685
Net (decrease)/increase in cash and cash equivalents	(134,037)	113,688
Cash and cash equivalents, beginning of period	262,208	103,333
Cash and cash equivalents, end of period	$128,171	$217,021
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
Our homebuilding and marketing activities are conducted under the name of Meritage Homes in each of our homebuilding markets, other than Tennessee, where we currently operate under the name of Phillips Builders. We also offer luxury homes in some markets under the brand name of Monterey Homes. At June 30, 2016, we were actively selling homes in 241 communities, with base prices ranging from approximately $160,000 to $1,440,000.
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
Cash and Cash Equivalents. Liquid investments with an initial maturity of three months or less are classified as cash equivalents. Amounts in transit from title companies or closing agents for home closings of approximately $70.3 million and $74.5 million are included in cash and cash equivalents at June 30, 2016 and December 31, 2015, respectively. Included in our balance as of June 30, 2016 and December 31, 2015 is $0.1 million and $20.0 million, respectively, of money market funds that are invested in short term (three months or less) government securities.

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

Deposits. Deposits paid related to land options and purchase contracts are recorded and classified as Deposits on real estate under option or contract until the related land is purchased. Deposits are reclassified as a component of real estate inventory at the time the deposit is used to offset the acquisition price of the lots based on the terms of the underlying agreements. To the extent they are non-refundable, deposits are charged to expense if the land acquisition is terminated or no longer considered probable. Since our acquisition contracts typically do not require specific performance, we do not consider such contracts to be contractual obligations to purchase the land and our total exposure under such contracts is limited to the loss of the non-refundable deposits and any ancillary capitalized costs. Our deposits were $91.4 million and $87.8 million as of June 30, 2016 and December 31, 2015, respectively.

Goodwill. In accordance with ASC 350, Intangibles, Goodwill and Other ("ASC 350"), we analyze goodwill on at least an annual basis to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. ASC 350 states that an entity may first assess qualitative factors to determine whether it is necessary to perform a two-step goodwill impairment test. Such qualitative factors include: (1) macroeconomic conditions, such as a deterioration in general economic conditions, (2) industry and market considerations such as deterioration in the environment in which the entity operates, (3) cost factors such as increases in raw materials and labor costs, and (4) overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings. If the qualitative analysis determines that additional impairment testing is required, the two-step impairment testing in accordance with ASC 350 would be initiated. We continually evaluate our qualitative inputs to assess whether events and circumstances have occurred that indicate the goodwill balance may not be recoverable. Under the guidelines contained in ASC 350, we evaluate goodwill for impairments annually or more frequently if deterioration in our inputs exists. See Note 9 for additional information related to goodwill.

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
Surety Bonds and Letters of Credit. We provide letters of credit in support of our obligations relating to the development of our projects and other corporate purposes. Surety bonds are generally posted in lieu of letters of credit or cash deposits. The amount of these obligations outstanding at any time varies depending on the stage and level of completion of our development activities. Bonds are generally not released until all development activities under the bond are complete. In the event a bond or letter of credit is drawn upon, we would be obligated to reimburse the issuer for any amounts advanced under the bond. We believe it is unlikely that any significant amounts of these bonds or letters of credit will be drawn upon.

The table below outlines our surety bond and letter of credit obligations (in thousands):

	As of
	June 30, 2016		December 31, 2015
	Outstanding	Estimated work remaining to complete	Outstanding	Estimated work remaining to complete
Sureties:
Sureties related to joint ventures	$—	$—	$87	$87
Sureties related to owned projects and lots under contract	242,212	72,120	250,639	103,200
Total Sureties	$242,212	$72,120	$250,726	$103,287
Letters of Credit (“LOCs”):
LOCs in lieu of deposits for contracted lots	$500	N/A	$—	N/A
LOCs for land development	27,847	N/A	23,934	N/A
LOCs for general corporate operations	3,750	N/A	3,750	N/A
Total LOCs	$32,097	N/A	$27,684	N/A

Accrued Liabilities. Accrued liabilities at June 30, 2016 and December 31, 2015 consisted of the following (in thousands):

	As of
	June 30, 2016	December 31, 2015
Accruals related to real estate development and construction activities	$55,562	$37,509
Payroll and other benefits	33,272	41,240
Accrued taxes	11,493	9,950
Warranty reserves	22,699	21,615
Legal reserves (1)	1,659	18,812
Other accruals	29,958	32,037
Total	$154,643	$161,163

(1)    See Note 15 for additional information related to our legal reserves.

Warranty Reserves. We provide home purchasers with limited warranties against certain building defects and we have certain obligations related to those post-construction warranties for closed homes. The specific terms and conditions of these limited warranties vary by state, but overall the nature of the warranties include a complete workmanship and materials warranty typically during the first one to two years after the close of the home and a structural warranty that typically extends up to 10 years subsequent to the close of the home. With the assistance of an actuary, we have estimated these reserves for the structural warranty based on the number of homes still under warranty and historical data and trends for our communities. We also use industry data with respect to similar product types and geographic areas in markets where our experience is incomplete to draw a meaningful conclusion. We regularly review our warranty reserves and adjust them, as necessary, to reflect changes in trends as information becomes available. Based on such reviews of warranty costs incurred, we decreased our warranty reserve balance by $275,000 in the three and six months ended June 30, 2016, which decreased our cost of sales. In the three and six months ended June 30, 2015 we increased our warranty reserve balance by $750,000, which increased our cost of sales. A summary of changes in our warranty reserves follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Balance, beginning of period	$22,308	$21,839	$21,615	$22,080
Additions to reserve from new home deliveries	4,423	2,996	7,958	5,624
Warranty claims	(3,757)	(3,592)	(6,599)	(6,461)
Adjustments to pre-existing reserves	(275)	750	(275)	750
Balance, end of period	$22,699	$21,993	$22,699	$21,993
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

Recent Accounting Pronouncements. In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for us beginning January 1, 2017. Early adoption is permitted. We are currently evaluating the potential impact of adopting this guidance but do not expect it to have a material impact on our consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"), which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets. ASU 2016-02 will be effective for us beginning January 1, 2019, and early adoption is permitted. ASU 2016-02 requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. We are currently evaluating the impact adopting this guidance will have on our financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability, other than those related to a revolving debt arrangement, be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting ("ASU 2015-15"), which clarifies the treatment of debt issuance costs from line-of-credit arrangements after the adoption of ASU 2015-03. In particular, ASU 2015-15 clarifies that the SEC staff would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-03 represents a change in accounting principle and was effective on January 1, 2016 and was applied on a retrospective basis. The adoption of ASU 2015-03 resulted in a retrospective reclassification of our debt costs as described above from Prepaids, other assets and goodwill to Senior and convertible senior notes, net on our December 31, 2015 balance sheet in the amount of $10.7 million. As allowed by ASU 2015-15, we elected not to reclassify deferred debt issuance costs associated with our Credit Facility and continue to present these capitalized costs as an asset.

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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), (“ASU 2014-09”). ASU 2014-09 requires entities to recognize revenue that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services by applying the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 supersedes the revenue recognition requirements in ASU 605, Revenue Recognition, most industry-specific guidance throughout the industry topics of the ASC, and some cost guidance related to construction-type and production-type contracts. Subsequent to the issuance of ASU 2014-09, the FASB issued several amendments in 2016 to the original standard including ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU

2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing and ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow Scope Improvements and Practical Expedients. These amendments do not change the core principle of the guidance stated in ASU 2014-09. Rather, they are intended to clarify and improve understanding of certain topics included within the revenue standard. ASU 2014-09 and the related amendments are effective for us on January 1, 2018. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.
NOTE 2 — REAL ESTATE AND CAPITALIZED INTEREST
Real estate consists of the following (in thousands):

	As of
	June 30, 2016	December 31, 2015
Homes under contract under construction (1)	$607,390	$456,138
Unsold homes, completed and under construction (1)	274,824	307,425
Model homes (1)	146,707	138,546
Finished home sites and home sites under development (2)	1,272,384	1,196,193
Total	$2,301,305	$2,098,302

(1)	Includes the allocated land and land development costs associated with each lot for these homes.

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

Subject to sufficient qualifying assets, we capitalize our development period interest costs incurred in connection with our real estate development and construction activities. Capitalized interest is allocated to active real estate when incurred and charged to cost of closings when the related property is delivered. A summary of our capitalized interest is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Capitalized interest, beginning of period	$64,126	$56,843	$61,202	$54,060
Interest incurred	17,713	16,526	35,272	31,808
Interest expensed	(1,672)	(4,621)	(4,960)	(7,775)
Interest amortized to cost of home and land closings	(15,485)	(9,878)	(26,832)	(19,223)
Capitalized interest, end of period (1)	$64,682	$58,870	$64,682	$58,870

(1)
Approximately $410,000 and $445,000 of the capitalized interest is related to our joint venture investments and is a component of Investments in unconsolidated entities on our consolidated balance sheet as of June 30, 2016 and December 31, 2015, respectively.

NOTE 3 — VARIABLE INTEREST ENTITIES AND CONSOLIDATED REAL ESTATE NOT OWNED
We enter into purchase and option agreements for land or lots as part of the normal course of business. These purchase and option agreements enable us to acquire properties at one or multiple future dates at pre-determined prices. We believe these acquisition structures reduce our financial risk associated with land acquisitions and allow us to better leverage our balance sheet.
Based on the provisions of the relevant accounting guidance, we have concluded that when we enter into a purchase or option agreement to acquire land or lots from an entity, a variable interest entity, or “VIE”, may be created. We evaluate all purchase and option agreements for land to determine whether they are a VIE. ASC 810, Consolidation, requires that for each

VIE, we assess whether we are the primary beneficiary and, if so, consolidate the VIE in our financial statements and reflect such assets and liabilities as Real estate not owned. The liabilities related to consolidated VIEs are generally excluded from our debt covenant calculations.
In order to determine if we are the primary beneficiary, we must first assess whether we have the ability to control the activities of the VIE that most significantly impact its economic performance. Such activities include, but are not limited to: the ability to determine the budget and scope of land development work, if any; the ability to control financing decisions for the VIE; the ability to acquire additional land into the VIE or dispose of land in the VIE not under contract with Meritage; and the ability to change or amend the existing option contract with the VIE. If we are not determined to control such activities, we are not considered the primary beneficiary of the VIE. If we do have the ability to control such activities, we will continue our analysis by determining if we are also expected to absorb a potentially significant amount of the VIE’s losses or, if no party absorbs the majority of such losses, if we will benefit from a potentially significant amount of the VIE’s expected gains.
In substantially all cases, creditors of the entities with which we have option agreements have no recourse against us and the maximum exposure to loss in our option agreements is limited to non-refundable option deposits and any capitalized pre-acquisition costs. Often, we are at risk for items over budget related to land development on property we have under option if we are the land developer. In these cases, we have contracted to complete development at a fixed cost for our benefit, but on behalf of the land owner, and any budget savings or shortfalls are typically borne by us. Some of our option deposits may be refundable to us if certain contractual conditions are not performed by the party selling the lots.
The table below presents a summary of our lots under option at June 30, 2016 (dollars in thousands):

	Projected Number of Lots	Purchase Price	Option/ Earnest Money Deposits–Cash
Purchase and option contracts recorded on balance sheet as Real estate not owned	—	$—	$—
Option contracts not recorded on balance sheet — non-refundable deposits, committed (1)	4,989	478,880	69,466
Purchase contracts not recorded on balance sheet — non-refundable deposits, committed (1)	3,771	204,837	13,318
Purchase contracts not recorded on balance sheet —refundable deposits, committed	1,275	76,101	3,039
Total committed (on and off balance sheet)	10,035	759,818	85,823
Total purchase and option contracts not recorded on balance sheet — refundable deposits, uncommitted (2)	6,575	326,909	5,621
Total lots under contract or option	16,610	$1,086,727	$91,444
Total purchase and option contracts not recorded on balance sheet (3)	16,610	$1,086,727	$91,444	(4)

(1)	Deposits are non-refundable except if certain contractual conditions are not performed by the selling party.

(2)	Deposits are refundable at our sole discretion. We have not completed our acquisition evaluation process and we have not committed to purchase these lots.

(3)	Except for our specific performance contracts recorded on our balance sheet as Real estate not owned, if any, none of our option agreements require us to purchase lots.

(4)	Amount is reflected on our consolidated balance sheet in Deposits on real estate under option or contract as of June 30, 2016.
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

NOTE 4 - INVESTMENTS IN UNCONSOLIDATED ENTITIES
In the past, we have entered into land development joint ventures as a means of accessing larger parcels of land, expanding our market opportunities, managing our risk profile and leveraging our capital base. While purchasing land through a joint venture can be beneficial, currently we do not view joint ventures as critical to the success of our homebuilding operations. Based on the structure of these joint ventures, they may or may not be consolidated into our results. Our joint venture partners are generally other homebuilders, land sellers or other real estate investors. We generally do not have a controlling interest in these ventures, which means our joint venture partners could cause the venture to take actions we disagree with, or fail to take actions we believe should be undertaken, including the sale of the underlying property to repay debt or recoup all or part of the partners' investments. As of June 30, 2016, we had two active equity-method land ventures.
We have two separate ongoing legal proceedings related to a minority ownership interest in one of our inactive joint ventures, the South Edge joint venture. The first involves pending litigation regarding the amount of attorneys' fees that are payable by us relating to resolved litigation about the guarantee related to that venture. The other South Edge related matter involves pending arbitration proceedings regarding claims we have asserted against certain members of the inactive joint venture. See Note 15 regarding the outstanding litigation related to this joint venture.

As of June 30, 2016, we also participated in one mortgage joint venture, which is engaged in mortgage activities and provides services to both our homebuyers as well as other buyers. Our investment in this mortgage joint venture as of June 30, 2016 and December 31, 2015 was $1.7 million and $2.5 million, respectively.
Summarized condensed combined financial information related to unconsolidated joint ventures that are accounted for using the equity method was as follows (in thousands):

	As of
	June 30, 2016	December 31, 2015
Assets:
Cash	$7,894	$7,888
Real estate	32,434	33,366
Other assets	5,748	4,514
Total assets	$46,076	$45,768
Liabilities and equity:
Accounts payable and other liabilities	$6,129	$7,331
Notes and mortgages payable	13,345	13,345
Equity of:
Meritage (1)	8,711	8,194
Other	17,891	16,898
Total liabilities and equity	$46,076	$45,768

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$10,430	$8,413	$21,501	$15,154
Costs and expenses	(4,670)	(4,213)	(9,646)	(7,408)
Net earnings of unconsolidated entities	$5,760	$4,200	$11,855	$7,746
Meritage’s share of pre-tax earnings (1) (2)	$4,402	$2,588	$7,038	$5,009

(1)
Balance represents Meritage’s interest, as reflected in the financial records of the respective joint ventures. This balance may differ from the balance reported in our consolidated financial statements due to the following reconciling items: (i) timing differences for revenue and distributions recognition, (ii) step-up basis and corresponding amortization, (iii) capitalization of interest on qualified assets, (iv) income deferrals as discussed in Note (2) below and (v) the cessation of allocation of losses from joint ventures in which we have previously written down our investment balance to zero and where we have no commitment to fund additional losses. As discussed in Note 2 to these unaudited combined financial statements, balances do not include $410,000 and $445,000 of capitalized interest that is a component of our investment balances at June 30, 2016 and December 31, 2015, respectively.

(2)
Our share of pre-tax earnings is recorded in Earnings from financial services unconsolidated entities and other, net and Earnings/(loss) from other unconsolidated entities, net on our consolidated income statements and excludes joint venture profit related to lots we purchased from the joint ventures. Such profit is deferred until homes are delivered by us and title passes to a homebuyer.

The joint venture assets and liabilities noted in the table above primarily represent two active land ventures, one mortgage venture and various inactive ventures. Our total investment in all of these joint ventures is $11.2 million and $11.4 million as of June 30, 2016 and December 31, 2015, respectively. We believe these ventures are in compliance with their respective debt agreements, if applicable, and such debt is non-recourse to us.
NOTE 5 — LOANS PAYABLE AND OTHER BORROWINGS
Loans payable and other borrowings consist of the following (in thousands):

	As of
	June 30, 2016	December 31, 2015
Other borrowings, real estate notes payable (1)	$19,889	$23,867
$500 million unsecured revolving credit facility with interest approximating LIBOR (approximately 0.47% at June 30, 2016) plus 1.75% or Prime (3.50% at June 30, 2016) plus 0.75%	—	—
Total	$19,889	$23,867

(1)	Reflects balance of non-recourse notes payable in connection with land purchases, with interest rates ranging from 0% to 6%.
The Company has a $500.0 million unsecured revolving credit facility ("Credit Facility"), with an accordion feature that permits the size of the facility to increase to a maximum of $600.0 million. In June 2016, the maturity date of a substantial portion of the credit facility was extended whereby $60 million matures in July 2019 with the remainder maturing in July 2020. Borrowings under the Credit Facility are unsecured but availability is subject to, among other things, a borrowing base. The Credit Facility also contains certain financial covenants, including (a) a minimum tangible net worth requirement of $670.3 million (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings), and (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 60%. In addition, we are required to maintain either (i) an interest coverage ratio (EBITDA to interest expense, as defined therein) of at least 1.50 to 1.00 or (ii) liquidity (as defined therein) of an amount not less than our consolidated interest incurred during the trailing 12 months.
We had no outstanding borrowings under the Credit Facility as of June 30, 2016 or December 31, 2015. During the three and six months ended June 30, 2016 we had $56.0 million each of gross borrowings and repayments. During the three-month period ended June 30, 2015, we had $110.0 million of gross borrowings and $137.0 million of repayments. During the six months ended June 30, 2015, gross borrowings and repayments each totaled $210.0 million. As of June 30, 2016 we had outstanding letters of credit issued under the Credit Facility totaling $32.1 million, leaving $467.9 million available under the Credit Facility to be drawn.

NOTE 6 — SENIOR AND CONVERTIBLE SENIOR NOTES, NET
Senior and convertible senior notes, net consist of the following (in thousands):

	As of
	June 30, 2016	December 31, 2015
4.50% senior notes due 2018	$175,000	$175,000
7.15% senior notes due 2020. At June 30, 2016 and December 31, 2015 there was approximately $2,133 and $2,418 in net unamortized premium, respectively	302,133	302,418
7.00% senior notes due 2022	300,000	300,000
6.00% senior notes due 2025	200,000	200,000
1.875% convertible senior notes due 2032 (1)	126,500	126,500
Net debt issuance costs (2)	(9,487)	(10,745)
Total	$1,094,146	$1,093,173

(1)	The Convertible Notes may be redeemed by the note-holders on the fifth, tenth and fifteenth anniversary dates of the September 18, 2012 issuance date of the Convertible Notes.

(2)
As discussed in Note 1, the adoption of ASU 2015-03 resulted in a retrospective reclassification of our debt costs from Prepaids, other assets and goodwill to Senior and convertible senior notes, net on our December 31, 2015 balance sheet in the amount of $10.7 million.

The indentures for all of our senior notes contain covenants including, among others, limitations on the amount of secured debt we may incur, and limitations on sale and leaseback transactions and mergers. We believe we are in compliance with all such covenants as of June 30, 2016. Our convertible senior notes do not have any financial covenants.
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
NOTE 7 — FAIR VALUE DISCLOSURES
We account for non-recurring fair value measurements of our non-financial assets and liabilities in accordance with ASC 820-10 Fair Value Measurement ("ASC 820"). This guidance defines fair value, establishes a framework for measuring fair value and addresses required disclosures about fair value measurements. This standard establishes a three-level hierarchy for fair value measurements based upon the significant inputs used to determine fair value. Observable inputs are those which are obtained from market participants external to the company while unobservable inputs are generally developed internally, utilizing management’s estimates, assumptions and specific knowledge of the assets/liabilities and related markets. The three levels are defined as follows:

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
Financial Instruments: The fair value of our fixed-rate debt is derived from quoted market prices by independent dealers (level 2 inputs as per the discussion above) and is as follows (in thousands):

	As of
	June 30, 2016		December 31, 2015
	Aggregate Principal	Estimated Fair Value	Aggregate Principal	Estimated Fair Value
4.50% senior notes	$175,000	$178,063	$175,000	$175,000
7.15% senior notes	$300,000	$324,000	$300,000	$315,750
7.00% senior notes	$300,000	$321,000	$300,000	$313,500
6.00% senior notes	$200,000	$202,000	$200,000	$197,500
1.875% convertible senior notes	$126,500	$125,077	$126,500	$124,128
Due to the short-term nature of other financial assets and liabilities including our Loans payable and other borrowings, we consider the carrying amounts of our other short-term financial instruments to approximate fair value.
NOTE 8 — EARNINGS PER SHARE
Basic and diluted earnings per common share were calculated as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Basic weighted average number of shares outstanding	40,012	39,648	39,926	39,520
Effect of dilutive securities:
Convertible senior notes (1)	2,176	2,176	2,176	2,176
Stock options and unvested restricted stock	345	321	375	383
Diluted average shares outstanding	42,533	42,145	42,477	42,079
Net earnings as reported	$39,878	$29,133	$60,847	$45,533
Interest attributable to convertible senior notes, net of income taxes	400	386	801	771
Net earnings for diluted earnings per share	$40,278	$29,519	$61,648	$46,304
Basic earnings per share	$1.00	$0.73	$1.52	$1.15
Diluted earnings per share (1)	$0.95	$0.70	$1.45	$1.10
Antidilutive stock options not included in the calculation of diluted earnings per share	289	14	19	7

(1)	In accordance with ASC 260-10, Earnings Per Share, ("ASC 260-10") we calculate the dilutive effect of convertible securities using the "if-converted" method.

NOTE 9 — ACQUISITIONS AND GOODWILL
Goodwill. Over the past several years, we entered new markets through the acquisition of the homebuilding assets and operations of local/regional homebuilders in Georgia, South Carolina and Tennessee. As a result of these transactions, we recorded approximately $33.0 million of goodwill. Goodwill represents the excess of the purchase price of our acquisitions over the fair value of the net assets acquired. Our acquisitions are recorded in accordance with ASC 805, Business Combinations ("ASC 805") and ASC 820, using the acquisition method of accounting. The purchase price for acquisitions is allocated based on estimated fair value of the assets and liabilities at the date of the acquisition. The combined excess purchase price of our acquisitions over the fair value of the net assets is classified as goodwill and is included on our consolidated balance sheet in Prepaids, other assets and goodwill. In accordance with ASC 350, we assess the recoverability of goodwill annually, or more frequently, if impairment indicators are present.
A summary of the carrying amount of goodwill follows (in thousands):

	West	Central	East	Financial Services	Corporate	Total
Balance at December 31, 2015	$—	$—	$32,962	$—	$—	$32,962
Additions	—	—	—	—	—	—
Impairments	—	—	—	—	—	—
Balance at June 30, 2016	$—	$—	$32,962	$—	$—	$32,962
NOTE 10 — STOCKHOLDERS’ EQUITY

A summary of changes in shareholders’ equity is presented below (in thousands):

	Six Months Ended June 30, 2016
	(In thousands)
	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2015	39,669	$397	$559,492	$699,048	$1,258,937
Net earnings	—	—	—	60,847	60,847
Exercise/vesting of stock-based awards	349	3	229	—	232
Excess income tax provision from stock-based awards	—	—	(526)	—	(526)
Stock-based compensation expense	—	—	7,313	—	7,313
Balance at June 30, 2016	40,018	$400	$566,508	$759,895	$1,326,803

	Six Months Ended June 30, 2015
	(In thousands)
	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2014	39,147	$391	$538,788	$570,310	$1,109,489
Net earnings	—	—	—	45,533	45,533
Exercise/vesting of stock-based awards	514	6	2,833	—	2,839
Excess income tax benefit from stock-based awards	—	—	2,012	—	2,012
Stock-based compensation expense	—	—	8,465	—	8,465
Balance at June 30, 2015	39,661	$397	$552,098	$615,843	$1,168,338

NOTE 11 — STOCK BASED AND DEFERRED COMPENSATION
We have a stock compensation plan, the Amended and Restated 2006 Stock Incentive Plan (the “Plan”), that was adopted in 2006 and has been amended or restated from time to time. The Plan was approved by our stockholders and is administered by our Board of Directors. The provisions of the Plan allow for the grant of stock appreciation rights, restricted stock awards, restricted stock units, performance share awards and performance-based awards in addition to non-qualified and incentive stock options. The Plan authorizes awards to officers, key employees, non-employee directors and consultants for up to 5,350,000 shares of common stock, of which 1,663,019 shares remain available for grant at June 30, 2016. The available shares include shares from expired, terminated or forfeited awards under prior plans that have since expired and are thus available for grant under the Plan. We believe that such awards provide a means of performance-based compensation to attract and retain qualified employees and better align the interests of our employees with those of our stockholders. Non-vested stock awards are usually granted with a five-year ratable vesting period for employees and with a three-year cliff vesting for both non-vested stock and performance-based awards granted to certain senior executive officers and non-employee directors.

Compensation cost related to time-based restricted stock awards is measured as of the closing price on the date of grant and is expensed on a straight-line basis over the vesting period of the award. Compensation cost related to performance-based restricted stock awards is also measured as of the closing price on the date of grant but is expensed in accordance with ASC 718-10-25-20, Compensation – Stock Compensation ("ASC 718"), which requires an assessment of probability of attainment of the performance target. As our performance targets are dependent on performance over a specified measurement period, once we determine that the performance target outcome is probable, the cumulative expense is recorded immediately with the remaining expense recorded on a straight-line basis through the end of the award vesting period. Beginning with grants in 2014, a portion of the performance-based restricted stock awards granted contain market conditions as defined by ASC 718. The guidance in ASC 718 requires that compensation expense for stock awards with market conditions be expensed based on a derived grant date fair value and expensed over the service period. We engaged a third party to perform a valuation analysis on the awards containing market conditions and our associated expense with those awards is based on the derived fair value from that analysis and is being expensed straight-line over the service period of the awards. Below is a summary of compensation expense and stock award activity (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Stock-based compensation expense	$2,555	$3,835	$7,313	$8,465
Non-vested shares granted	—	15,000	493,865	403,787
Performance-based non-vested shares granted	—	—	66,698	66,187
Stock options exercised	3,200	200	14,400	143,640
Restricted stock awards vested (includes performance-based awards)	29,465	44,134	334,550	370,204
The following table includes additional information regarding our Plan (dollars in thousands):

	As of
	June 30, 2016	December 31, 2015
Unrecognized stock-based compensation cost	$25,139	$18,545
Weighted average years expense recognition period	3.08	2.34
Total stock-based awards outstanding (1)	1,224,785	1,078,877

(1)	Includes options outstanding and unvested restricted stock and performance-based awards (at target level) and restricted stock units.

In 2013, we began to offer a non-qualified deferred compensation plan ("deferred compensation plan") to highly compensated employees in order to allow them additional pre-tax income deferrals above and beyond the limits that qualified plans, such as 401k plans, impose on highly compensated employees. We do not currently offer a contribution match on the deferred compensation plan. All contributions to the plan to date have been funded by the employees and, therefore, we have no associated expense related to the deferred compensation plan for the three and six months ended June 30, 2016 or 2015, other than minor administrative costs.

NOTE 12 — INCOME TAXES
Components of the income tax provision are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Federal	$16,568	$11,767	$23,109	$19,427
State	2,590	514	3,965	1,751
Total	$19,158	$12,281	$27,074	$21,178

The effective tax rate for the three and six months ended June 30, 2016 was 32.5% and 30.8%, respectively, and for the three and six months ended June 30, 2015 was 29.7% and 31.7%, respectively. Our tax rate has been favorably impacted in both years by the homebuilding manufacturing deduction and additional estimated federal energy tax credits related to prior years.

On December 18, 2015, Congress passed the Protecting Americans from Tax Hikes (PATH) Act of 2015. The PATH Act extended the availability of the IRC §45L new energy-efficient homes credit to 2015 and 2016. Under ASC 740, the effects of new legislation are recognized in the period that includes the date of enactment, regardless of the retroactive benefit. In accordance with ASC 740, no federal energy credits for 2015 were recognized at June 30, 2015.

At June 30, 2016 and December 31, 2015, we have no unrecognized tax benefits due to the lapse of applicable statutes of limitations and completion of audits for prior years. We believe that our current income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change. Our policy is to accrue interest and penalties on unrecognized tax benefits and include them in federal income tax expense.
We determine our deferred tax assets and liabilities in accordance with ASC 740-10, Income Taxes ("ASC 740"). We evaluate our deferred tax assets, including the benefit from NOLs, by jurisdiction to determine if a valuation allowance is required. Companies must assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. This assessment considers, among other matters, the nature, frequency and severity of cumulative losses, forecasts of future profitability, the length of statutory carry forward periods, experiences with operating losses and experiences of utilizing tax credit carry forwards and tax planning alternatives. We have no valuation allowance on our deferred tax assets and NOL carryovers at June 30, 2016.
At June 30, 2016, we had no remaining federal NOL carry forward or un-utilized federal tax credits. At June 30, 2016, we had tax benefits for state NOL carry forwards of $1.5 million net of federal benefit, unchanged from December 31, 2015, that begin to expire in 2028.
At June 30, 2016, we have income taxes payable of $6.7 million, which primarily consists of current federal and state tax accruals, net of estimated tax payments and tax credits. This amount is recorded in Accrued liabilities on the accompanying unaudited balance sheet at June 30, 2016.
We conduct business and are subject to tax in the U.S. and several states. With few exceptions, we are no longer subject to U.S. federal, state, or local income tax examinations by taxing authorities for years prior to 2012. We have one state income tax examination of multiple years under audit at this time.
The tax benefits from NOLs, built-in losses, and tax credits would be materially reduced or potentially eliminated if we experience an “ownership change” as defined under Internal Revenue Code §382. Based on our analysis performed as of June 30, 2016 we do not believe that we have experienced an ownership change. As a protective measure, our stockholders held a Special Meeting of Stockholders on February 16, 2009 and approved an amendment to our Articles of Incorporation that restricts certain transfers of our common stock. The amendment is intended to help us avoid an unintended ownership change and thereby preserve the value of any tax benefit for future utilization.

NOTE 13 — SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
The following table presents certain supplemental cash flow information (in thousands):

	Six Months Ended June 30,
	2016	2015
Interest capitalized, net	$2,672	$4,061
Income taxes paid	$24,722	$27,227
Non-cash operating activities:
Real estate not owned decrease	$—	$(4,999)
Real estate acquired through notes payable	$11,101	$7,143
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

The following segment information is in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Homebuilding revenue (1):
West	$332,643	$219,774	$593,689	$426,652
Central	208,701	179,475	370,590	333,501
East	256,552	198,552	431,383	356,360
Consolidated total	$797,896	$597,801	$1,395,662	$1,116,513
Homebuilding segment operating income:
West	$27,495	$15,256	$43,558	$29,453
Central	19,784	21,053	33,678	35,158
East	12,322	15,959	18,181	21,578
Total homebuilding segment operating income	59,601	52,268	95,417	86,189
Financial services segment profit	5,763	4,136	9,809	7,916
Corporate and unallocated costs (2)	(6,774)	(10,336)	(14,589)	(19,878)
Earnings/(loss) from other unconsolidated entities, net	573	(169)	416	(292)
Interest expense	(1,672)	(4,621)	(4,960)	(7,775)
Other income, net	1,545	136	1,828	551
Net earnings before income taxes	$59,036	$41,414	$87,921	$66,711

(1)	Homebuilding revenue includes the following land closing revenue, by segment, as outlined in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Land closing revenue:
West	$65	$—	$65	$—
Central	1,794	5,078	3,712	6,517
East	192	1,696	423	1,696
Total	$2,051	$6,774	$4,200	$8,213

(2)	Balance consists primarily of corporate costs and numerous shared service functions such as finance and treasury that are not allocated to the homebuilding or financial reporting segments.

	At June 30, 2016
	West	Central		East		Financial Services	Corporate and Unallocated		Total
Deposits on real estate under option or contract	$30,155	$29,641		$31,648		$—	$—		$91,444
Real estate	1,101,474	553,574		646,257		—	—		2,301,305
Investments in unconsolidated entities	298	9,184		—		—	1,706		11,188
Other assets	58,506	83,256	(1)	82,795	(2)	963	131,698	(3)	357,218
Total assets	$1,190,433	$675,655		$760,700		$963	$133,404		$2,761,155

	At December 31, 2015
	West	Central		East		Financial Services	Corporate and Unallocated		Total
Deposits on real estate under option or contract	$28,488	$30,241		$29,110		$—	$—		$87,839
Real estate	1,008,457	505,954		583,891		—	—		2,098,302
Investments in unconsolidated entities	204	8,704		—		—	2,462		11,370
Other assets	55,112	87,313	(1)	77,548	(2)	898	261,395	(3)	482,266
Total assets	$1,092,261	$632,212		$690,549		$898	$263,857		$2,679,777

(1)	Balance consists primarily of development reimbursements from local municipalities and cash.

(2)	Balance consists primarily of goodwill (see Note 9), prepaid permits and fees to local municipalities and cash.

(3)	Balance consists primarily of cash and our deferred tax asset.
NOTE 15 — COMMITMENTS AND CONTINGENCIES

We are involved in various routine legal and regulatory proceedings, including, without limitation, warranty claims and litigation and arbitration proceedings alleging construction defects. In general, the proceedings are incidental to our business, and most exposure is subject to and should be covered by warranty and indemnity obligations of our consultants and subcontractors. Additionally, some such claims are also covered by insurance. With respect to the majority of such legal proceedings, our ultimate legal and financial responsibility, if any, cannot be estimated with certainty and, in most cases, any potential losses related to these matters are not considered probable. Historically, most disputes regarding warranty claims are resolved without the initiation of legal proceedings. We believe there are not any pending legal or warranty matters that could have a material adverse impact upon our consolidated financial condition, results of operations or cash flows that have not been sufficiently reserved.

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
We contend that four of our co-venturers in the South Edge entity (KB Home, Toll Brothers, Pardee Homes and Beazer Homes) are liable to Meritage for certain issues and events related to the South Edge joint venture and property, including certain amounts that Meritage has paid or may hereafter pay pursuant to the above-mentioned claims and judgments against us, and we have filed an arbitration claim against those builders to recover such amounts from them based on breach of contract, unjust enrichment, and other claims.

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
The words “believe,” “expect,” “anticipate,” “forecast,” “plan,” “intend,” "may," "will," "should," "could," “estimate,” “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. All statements we make other than statements of historical fact are forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements in this Quarterly Report include: statements concerning trends in the homebuilding industry in general, and our markets and results specifically; our operating strategy and initiatives; the benefits of our land acquisition strategy and structures, including the use and the benefits of land banking and joint ventures; that we expect to redeploy cash generated from operations to acquire and develop lot positions; management estimates regarding joint venture exposure; expectations regarding our industry and our business for the remainder of 2016 and beyond; our expectation that existing guarantees, letters of credit and performance and surety bonds will not be drawn on; the adequacy of our insurance coverage and warranty reserves; our strategy, legal positions and the expected outcome of legal proceedings we are involved in and the sufficiency of our reserves relating thereto; the sufficiency of our liquidity and capital resources to support our business strategy; our ability and willingness to acquire land under option or contract; our strategy and trends and expectations concerning sales prices, sales pace, closings, orders, cancellations, material and labor costs for land development and home construction, gross margins, gross profit, revenues, net earnings, operating leverage, backlog, land prices, changes in and location of active communities, seasonality and the timing of new community openings; our future cash needs; that we may seek to raise additional debt and equity capital; and our intentions regarding the payment of dividends and the use of derivative contracts; our perceptions about the importance of joint ventures to our business; and the impact of seasonality and changes in interest rates.
Important factors that could cause actual results to differ materially from those in forward-looking statements, and that could negatively affect our business include, but are not limited to, the following: the availability and cost of finished lots and undeveloped land; interest rates and changes in the availability and pricing of residential mortgages; fluctuations in the availability and cost of labor; changes in tax laws that adversely impact us or our homebuyers; reversal of the current economic recovery; the ability of our potential buyers to sell their existing homes; cancellation rates; inflation in the cost of materials used to develop communities and construct homes; the adverse effect of slower order absorption rates; impairments of our real estate inventory; a change to the feasibility of projects under option or contract that could result in the write-down or write-off of option deposits; our potential exposure to natural disasters or severe weather conditions; competition; construction defect and home warranty claims; failures in health and safety performance; our success in prevailing on contested tax positions; our ability to obtain performance bonds in connection with our development work; the loss of key personnel; enactment of new laws or regulations and our failure to comply with laws and regulations; our limited geographic diversification; fluctuations in quarterly operating results; our level of indebtedness; our ability to obtain financing; our ability to successfully integrate acquired companies and achieve anticipated benefits from these acquisitions; our compliance with government regulations and the effect of legislative or other initiatives that seek to restrain growth of new housing construction or similar measures; legislation relating to energy and climate change; the replication of our energy-efficient technologies by our competitors; our exposure to information technology failures and security breaches; and other factors identified in documents filed by the company with the Securities and Exchange Commission, including those set forth in our Form 10-K for the year ended December 31, 2015 under the caption “Risk Factors,” which can be found on our website.
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
Supported by a steady U.S. economy and with many housing drivers remaining positive, the first half of 2016 has continued to experience healthy housing supply and demand in most markets. To date the homebuilding market has not experienced declines stemming from the recent international economic uncertainties. As a result, there has been solid financial and operational performance for the homebuilding sector. The demand for new homes has resulted in rising average sales prices as well as rising land and labor costs, and in some markets labor shortages. The cost increases are out-pacing home price increases in many markets, creating pressure on both margins and cycle times. We believe the current homebuilding cycle will continue on a slow but steady improvement trajectory, which should help better align the rising land and labor prices with consumer demand. We continue to strategically focus on expanding our presence in our markets through acquisitions and development of well-located communities offering homes with energy-efficient features and appealing designs at price points that are attractive to various sectors of the home-buying market.
Summary Company Results
Total home closing revenue was $795.8 million and $1.4 billion for the three and six months ended June 30, 2016, respectively representing 34.7% and 25.5% increases over the respective prior year periods. This revenue growth largely contributed to our higher net income of $39.9 million and $60.8 million for the three and six months ended June 30, 2016, respectively, as compared to $29.1 million and $45.5 million for the same respective periods in 2015. Although home closing gross margin declined year over year, gross profit increased due to higher home closing volumes. Net income was also aided by greater leverage of our general and administrative costs for both the three and six-month periods compared to the 2015 periods. Year-to-date net income also benefited from a lower tax rate resulting from energy tax credits in the first quarter of 2016.
On a consolidated basis, we experienced year-over-year growth in closings, orders and backlog, in units and value for both the three and six months ended June 30, 2016 as compared to prior year. We ended the second quarter of 2016 with 3,314 homes in backlog, valued at $1.4 billion, representing 4.0% and 7.7% increases over June 30, 2015, respectively. Our average sales price for homes in backlog increased 3.6% to $421,300 at June 30, 2016 from $406,800 at June 30, 2015, with increases reported in nearly all our markets.
Company Positioning

We believe that the investments in our new communities, new markets and industry-leading energy-efficient product offerings create a differentiated strategy that has aided us in our growth in the highly competitive new home market. We remain focused on our main goals of growing our orders pace and returning to normalized gross margins while controlling overhead costs and maintaining a strong balance sheet. To help meet these goals, we continue to focus on the following initiatives:

•	Continuing to actively acquire and develop land in key markets in order to maintain and grow our lot supply and active community count;

•	Expanding market share in our smaller markets;

•	Introducing our newest collection of product offerings that targets the growing first-time homebuyer segment;

•	Managing cost increases through national and regional vendor relationships with a focus on quality construction and warranty management;

•	Generating additional revenue and improving overhead operating leverage in all of our markets;

•	Generating additional working capital and maintaining adequate liquidity;

•	Increasing orders pace through the use of our consumer and market research to build homes that offer our buyers their desired features and amenities;

•	Continuing to innovate and promote our energy efficiency program to drive sales;

•	Adapting sales and marketing efforts to increase traffic and allow us to favorably compete with both resale and new homes;

•	Actively monitoring and adjusting our sales, construction and closing processes through customer satisfaction survey scores; and

•	Promoting a positive environment for our employees in order to retain our employees and minimize turnover.

Critical Accounting Policies
The accounting policies we deem most critical to us and that involve the most difficult, subjective or complex judgments include revenue recognition, valuation of real estate, goodwill, deferred tax assets and warranty reserves as well as the calculation of compensation cost relating to share-based payments. There have been no significant changes to our critical accounting policies during the six months ended June 30, 2016 compared to those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our 2015 Annual Report on Form 10-K.

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

	Three Months Ended June 30,		Quarter over Quarter
	2016	2015	Chg $	Chg %
Home Closing Revenue
Total
Dollars	$795,845	$591,027	$204,818	34.7%
Homes closed	1,950	1,556	394	25.3%
Average sales price	$408.1	$379.8	$28.3	7.5%
West Region
Arizona
Dollars	$94,048	$71,878	$22,170	30.8%
Homes closed	279	229	50	21.8%
Average sales price	$337.1	$313.9	$23.2	7.4%
California
Dollars	$156,058	$95,763	$60,295	63.0%
Homes closed	280	176	104	59.1%
Average sales price	$557.4	$544.1	$13.3	2.4%
Colorado
Dollars	$82,472	$52,133	$30,339	58.2%
Homes closed	169	113	56	49.6%
Average sales price	$488.0	$461.4	$26.6	5.8%
West Region Totals
Dollars	$332,578	$219,774	$112,804	51.3%
Homes closed	728	518	210	40.5%
Average sales price	$456.8	$424.3	$32.5	7.7%
Central Region - Texas
Central Region Totals
Dollars	$206,907	$174,397	$32,510	18.6%
Homes closed	556	509	47	9.2%
Average sales price	$372.1	$342.6	$29.5	8.6%
East Region
Florida
Dollars	$103,342	$91,491	$11,851	13.0%
Homes closed	257	210	47	22.4%
Average sales price	$402.1	$435.7	$(33.6)	(7.7)%
Georgia
Dollars	$27,383	$13,057	$14,326	109.7%
Homes closed	81	42	39	92.9%
Average sales price	$338.1	$310.9	$27.2	8.7%
North Carolina
Dollars	$76,507	$50,214	$26,293	52.4%
Homes closed	179	135	44	32.6%
Average sales price	$427.4	$372.0	$55.4	14.9%
South Carolina
Dollars	$27,748	$27,258	$490	1.8%
Homes closed	88	91	(3)	(3.3)%
Average sales price	$315.3	$299.5	$15.8	5.3%
Tennessee
Dollars	$21,380	$14,836	$6,544	44.1%
Homes closed	61	51	10	19.6%
Average sales price	$350.5	$290.9	$59.6	20.5%
East Region Totals
Dollars	$256,360	$196,856	$59,504	30.2%
Homes closed	666	529	137	25.9%
Average sales price	$384.9	$372.1	$12.8	3.4%

	Six Months Ended June 30,		Quarter over Quarter
	2016	2015	Chg $	Chg %
Home Closing Revenue
Total
Dollars	$1,391,462	$1,108,300	$283,162	25.5%
Homes closed	3,438	2,891	547	18.9%
Average sales price	$404.7	$383.4	$21.3	5.6%
West Region
Arizona
Dollars	$169,047	$134,479	$34,568	25.7%
Homes closed	496	415	81	19.5%
Average sales price	$340.8	$324.0	$16.8	5.2%
California
Dollars	$276,778	$182,186	$94,592	51.9%
Homes closed	487	329	158	48.0%
Average sales price	$568.3	$553.8	$14.5	2.6%
Colorado
Dollars	$147,799	$109,987	$37,812	34.4%
Homes closed	307	241	66	27.4%
Average sales price	$481.4	$456.4	$25.0	5.5%
West Region Totals
Dollars	$593,624	$426,652	$166,972	39.1%
Homes closed	1,290	985	305	31.0%
Average sales price	$460.2	$433.1	$27.1	6.3%
Central Region - Texas
Central Region Totals
Dollars	$366,878	$326,984	$39,894	12.2%
Homes closed	1,021	949	72	7.6%
Average sales price	$359.3	$344.6	$14.7	4.3%
East Region
Florida
Dollars	$166,664	$164,322	$2,342	1.4%
Homes closed	413	387	26	6.7%
Average sales price	$403.5	$424.6	$(21.1)	(5.0)%
Georgia
Dollars	$49,397	$28,515	$20,882	73.2%
Homes closed	146	94	52	55.3%
Average sales price	$338.3	$303.4	$34.9	11.5%
North Carolina
Dollars	$126,884	$85,189	$41,695	48.9%
Homes closed	297	224	73	32.6%
Average sales price	$427.2	$380.3	$46.9	12.3%
South Carolina
Dollars	$48,919	$51,818	$(2,899)	(5.6)%
Homes closed	155	167	(12)	(7.2)%
Average sales price	$315.6	$310.3	$5.3	1.7%
Tennessee
Dollars	$39,096	$24,820	$14,276	57.5%
Homes closed	116	85	31	36.5%
Average sales price	$337.0	$292.0	$45.0	15.4%
East Region Totals
Dollars	$430,960	$354,664	$76,296	21.5%
Homes closed	1,127	957	170	17.8%
Average sales price	$382.4	$370.6	$11.8	3.2%

	Three Months Ended June 30,		Quarter over Quarter
	2016	2015	Chg $	Chg %
Home Orders (1)
Total
Dollars	$845,346	$775,815	$69,531	9.0%
Homes ordered	2,073	1,986	87	4.4%
Average sales price	$407.8	$390.6	$17.2	4.4%
West Region
Arizona
Dollars	$115,812	$102,714	$13,098	12.8%
Homes ordered	331	320	11	3.4%
Average sales price	$349.9	$321.0	$28.9	9.0%
California
Dollars	$165,931	$131,814	$34,117	25.9%
Homes ordered	289	237	52	21.9%
Average sales price	$574.2	$556.2	$18.0	3.2%
Colorado
Dollars	$84,398	$84,421	$(23)	—%
Homes ordered	169	181	(12)	(6.6)%
Average sales price	$499.4	$466.4	$33.0	7.1%
West Region Totals
Dollars	$366,141	$318,949	$47,192	14.8%
Homes ordered	789	738	51	6.9%
Average sales price	$464.1	$432.2	$31.9	7.4%
Central Region - Texas
Central Region Totals
Dollars	$202,948	$224,195	$(21,247)	(9.5)%
Homes ordered	550	635	(85)	(13.4)%
Average sales price	$369.0	$353.1	$15.9	4.5%
East Region
Florida
Dollars	$106,913	$92,663	$14,250	15.4%
Homes ordered	267	218	49	22.5%
Average sales price	$400.4	$425.1	$(24.7)	(5.8)%
Georgia
Dollars	$38,356	$16,690	$21,666	129.8%
Homes ordered	115	53	62	117.0%
Average sales price	$333.5	$314.9	$18.6	5.9%
North Carolina
Dollars	$66,944	$72,667	$(5,723)	(7.9)%
Homes ordered	159	181	(22)	(12.2)%
Average sales price	$421.0	$401.5	$19.5	4.9%
South Carolina
Dollars	$38,468	$29,473	$8,995	30.5%
Homes ordered	118	99	19	19.2%
Average sales price	$326.0	$297.7	$28.3	9.5%
Tennessee
Dollars	$25,576	$21,178	$4,398	20.8%
Homes ordered	75	62	13	21.0%
Average sales price	$341.0	$341.6	$(0.6)	(0.2)%
East Region Totals
Dollars	$276,257	$232,671	$43,586	18.7%
Homes ordered	734	613	121	19.7%
Average sales price	$376.4	$379.6	$(3.2)	(0.8)%

(1)
Home orders for any period represent the aggregate sales price of all homes ordered, net of cancellations. We do not include orders contingent upon the sale of a customer’s existing home as a sales contract until the contingency is removed.

	Six Months Ended June 30,		Quarter over Quarter
	2016	2015	Chg $	Chg %
Home Orders (1)
Total
Dollars	$1,649,946	$1,558,627	$91,319	5.9%
Homes ordered	4,060	3,965	95	2.4%
Average sales price	$406.4	$393.1	$13.3	3.4%
West Region
Arizona
Dollars	$205,992	$193,305	$12,687	6.6%
Homes ordered	590	608	(18)	(3.0)%
Average sales price	$349.1	$317.9	$31.2	9.8%
California
Dollars	$316,943	$309,911	$7,032	2.3%
Homes ordered	559	547	12	2.2%
Average sales price	$567.0	$566.6	$0.4	0.1%
Colorado
Dollars	$171,024	$169,828	$1,196	0.7%
Homes ordered	338	370	(32)	(8.6)%
Average sales price	$506.0	$459.0	$47.0	10.2%
West Region Totals
Dollars	$693,959	$673,044	$20,915	3.1%
Homes ordered	1,487	1,525	(38)	(2.5)%
Average sales price	$466.7	$441.3	$25.4	5.8%
Central Region - Texas
Central Region Totals
Dollars	$419,013	$409,327	$9,686	2.4%
Homes ordered	1,141	1,192	(51)	(4.3)%
Average sales price	$367.2	$343.4	$23.8	6.9%
East Region
Florida
Dollars	$199,507	$201,520	$(2,013)	(1.0)%
Homes ordered	494	466	28	6.0%
Average sales price	$403.9	$432.4	$(28.5)	(6.6)%
Georgia
Dollars	$73,551	$40,908	$32,643	79.8%
Homes ordered	220	130	90	69.2%
Average sales price	$334.3	$314.7	$19.6	6.2%
North Carolina
Dollars	$144,025	$134,292	$9,733	7.2%
Homes ordered	348	329	19	5.8%
Average sales price	$413.9	$408.2	$5.7	1.4%
South Carolina
Dollars	$72,689	$59,001	$13,688	23.2%
Homes ordered	225	195	30	15.4%
Average sales price	$323.1	$302.6	$20.5	6.8%
Tennessee
Dollars	$47,202	$40,535	$6,667	16.4%
Homes ordered	145	128	17	13.3%
Average sales price	$325.5	$316.7	$8.8	2.8%
East Region Totals
Dollars	$536,974	$476,256	$60,718	12.7%
Homes ordered	1,432	1,248	184	14.7%
Average sales price	$375.0	$381.6	$(6.6)	(1.7)%

(1)
Home orders for any period represent the aggregate sales price of all homes ordered, net of cancellations. We do not include orders contingent upon the sale of a customer’s existing home as a sales contract until the contingency is removed.

	Three Months Ended June 30,
	2016		2015
	Ending	Average	Ending	Average
Active Communities
Total	241	242.0	240	234.5
West Region
Arizona	43	42.5	43	43.5
California	25	24.5	20	20.5
Colorado	12	13.0	16	16.0
West Region Totals	80	80.0	79	80.0
Central Region - Texas
Central Region Totals	73	71.5	66	63.5
East Region
Florida	26	26.0	30	28.0
Georgia	17	17.5	16	14.5
North Carolina	22	23.0	25	24.0
South Carolina	16	16.0	20	20.0
Tennessee	7	8.0	4	4.5
East Region Totals	88	90.5	95	91.0

	Six Months Ended June 30,
	2016		2015
	Ending	Average	Ending	Average
Active Communities
Total	241	247.5	240	234.5
West Region
Arizona	43	42.0	43	42.0
California	25	24.5	20	22.0
Colorado	12	14.0	16	16.5
West Region Totals	80	80.5	79	80.5
Central Region - Texas
Central Region Totals	73	72.5	66	62.5
East Region
Florida	26	28.5	30	29.5
Georgia	17	17.0	16	14.5
North Carolina	22	24.0	25	23.0
South Carolina	16	17.0	20	20.0
Tennessee	7	8.0	4	4.5
East Region Totals	88	94.5	95	91.5

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cancellation Rates (1)
Total	11%	11%	11%	11%
West Region
Arizona	12%	9%	12%	8%
California	9%	10%	10%	8%
Colorado	8%	11%	9%	10%
West Region Totals	10%	10%	10%	9%
Central Region - Texas
Central Region Totals	16%	11%	14%	13%
East Region
Florida	9%	15%	10%	16%
Georgia	12%	15%	13%	11%
North Carolina	9%	10%	7%	9%
South Carolina	7%	8%	5%	7%
Tennessee	10%	8%	9%	6%
East Region Totals	9%	12%	9%	11%

(1)	Cancellation rates are computed as the number of canceled units for the period divided by the gross sales units for the same period.

	At June 30,		Quarter over Quarter
	2016	2015	Chg $	Chg %
Order Backlog (1)
Total
Dollars	$1,396,165	$1,296,779	$99,386	7.7%
Homes in backlog	3,314	3,188	126	4.0%
Average sales price	$421.3	$406.8	$14.5	3.6%
West Region
Arizona
Dollars	$154,851	$125,044	$29,807	23.8%
Homes in backlog	411	385	26	6.8%
Average sales price	$376.8	$324.8	$52.0	16.0%
California
Dollars	$224,311	$251,688	$(27,377)	(10.9)%
Homes in backlog	361	430	(69)	(16.0)%
Average sales price	$621.4	$585.3	$36.1	6.2%
Colorado
Dollars	$185,376	$181,474	$3,902	2.2%
Homes in backlog	363	397	(34)	(8.6)%
Average sales price	$510.7	$457.1	$53.6	11.7%
West Region Totals
Dollars	$564,538	$558,206	$6,332	1.1%
Homes in backlog	1,135	1,212	(77)	(6.4)%
Average sales price	$497.4	$460.6	$36.8	8.0%
Central Region - Texas
Central Region Totals
Dollars	$402,329	$391,384	$10,945	2.8%
Homes in backlog	1,062	1,101	(39)	(3.5)%
Average sales price	$378.8	$355.5	$23.3	6.6%
East Region
Florida
Dollars	$150,849	$139,768	$11,081	7.9%
Homes in backlog	368	316	52	16.5%
Average sales price	$409.9	$442.3	$(32.4)	(7.3)%
Georgia
Dollars	$57,580	$28,977	$28,603	98.7%
Homes in backlog	169	89	80	89.9%
Average sales price	$340.7	$325.6	$15.1	4.6%
North Carolina
Dollars	$128,619	$117,271	$11,348	9.7%
Homes in backlog	311	290	21	7.2%
Average sales price	$413.6	$404.4	$9.2	2.3%
South Carolina
Dollars	$53,881	$33,303	$20,578	61.8%
Homes in backlog	158	98	60	61.2%
Average sales price	$341.0	$339.8	$1.2	0.4%
Tennessee
Dollars	$38,369	$27,870	$10,499	37.7%
Homes in backlog	111	82	29	35.4%
Average sales price	$345.7	$339.9	$5.8	1.7%
East Region Totals
Dollars	$429,298	$347,189	$82,109	23.6%
Homes in backlog	1,117	875	242	27.7%
Average sales price	$384.3	$396.8	$(12.5)	(3.2)%
(1)    Our backlog represents net sales that have not closed.

Operating Results

Companywide. Home closing revenue for the three months ended June 30, 2016 increased 34.7% to $795.8 million when compared to the same quarter of the prior year, mainly driven by the 394 additional home closings, a 25.3% increase, combined with a $28,300 higher average sales price. Home orders were relatively flat, growing by 87 units for a total value of $845.3 million on 2,073 homes as compared to $775.8 million on 1,986 homes in 2015. Higher beginning backlog entering the second quarter combined with the consistent home orders and higher average sales prices contributed to our 126-home and $99.4 million increase in ending backlog, 4.0% and 7.7% improvements over the prior year, respectively. Ending and average active community count improved slightly in the three months ended June 30, 2016, as did our orders pace with 8.6 homes ordered per average community compared to 8.5 in the comparable 2015 period. For the six months ended June 30, 2016, home closing units and revenue grew by 547 units and $283.2 million for ending home closing revenue of $1.4 billion, 25.5% higher than the six month period in 2015. Consistent with the three-month period, orders for the six months ended June 30, 2016 were mostly flat when compared to the prior year, although coupled with average sales price increases, order value rose by 5.9%.
West. During the three months ended June 30, 2016, home closings rose 40.5% over the same 2015 period. This increase combined with a $32,500 higher average sales price resulted in $332.6 million in home closing revenue in the second quarter of 2016, 51.3% higher than the prior year. Order units in the West Region improved by 6.9% with a $31,900 higher average sales price for 789 orders valued at $366.1 million versus 738 orders valued at $318.9 million in the prior year. Ending backlog units declined 6.4%, but the value of backlog improved to $564.5 million due to higher average sales prices.

Demand in the West Region increased in the second quarter of the year as evidenced by the orders pace of 9.9 for the quarter ended June 30, 2016 as compared to 9.2 in 2015, providing 51 additional order units year over year. Orders pace in the California and Colorado markets during the second quarter continue to demonstrate strong buyer demand, generating 11.8 and 13.0 orders per average community, respectively, the highest of any of our markets. The exceptional demand in California, coupled with our community locations and product offerings, led to a consistently high orders pace that directly contributed to the 59.1% increase in units closed in the second quarter of 2016 as compared to the prior year. Colorado contributed $82.5 million in closing revenue in the second quarter of 2016 on 169 units, 58.2% and 49.6% year-over-year improvements, respectively. The 6.6% decline in orders during the second quarter in Colorado is due to the 18.8% lower active community count and was almost entirely offset by rising average sales prices of 7.1% or $33,000, leading to overall order value of $84.4 million, flat from the prior year. The price appreciation speaks to the desirability of this market, although we expect this to temper throughout 2016 as we introduce communities with smaller product offerings and lower price points. Closing revenue in Arizona increased by 30.8% to $94.0 million, as we closed 21.8% more units than in 2015, with $23,200 higher average sales prices. Arizona home orders rose 3.4% for the three months ended June 30, 2016 despite the slight decline in the average number of actively-selling communities as a result of improved orders pace from 7.4 in 2015 to 7.8 in 2016 and benefited from a $28,900 higher average sales price, which resulted in total order value growth of 12.8% or $13.1 million.

Year-to-date results in the West Region were similar to that of the second quarter of 2016. The number and value of units closed versus prior year improved by 31.0% and 39.1%, respectively, with increases in all states within the Region. Orders pace declined to 18.5 in 2016 versus 18.9 in 2015 as a result of some slowing in the first three months of the year, and the year-to-date orders were further impacted in Colorado by the lower active community count year over year. Despite these lower orders, demand in the West is still high, providing the strongest orders pace in the Company and helping to drive improving average sales prices in each market in the West. The Region ended the six-month period with overall growth in order value of $20.9 million on 38 fewer units and ending backlog of $564.5 million on 1,135 units.

Central. In the second quarter of 2016, the Central Region, made up of our Texas markets, closed 556 homes totaling $206.9 million in home closing revenue, 9.2% and 18.6% improvements, respectively, leading to overall home closing revenue growth of $32.5 million. Orders in the Region decreased by 13.4% compared to prior year, partially offset by rising average sales prices of $15,900 or 4.5%. Oil price concerns continue to have an impact on consumer confidence in Houston, impacting the spring selling season. We believe in the long-term viability of this market and accordingly opened 11 new communities in the second quarter of 2016, although more than half of those openings were in the last month of the quarter and accordingly were not able to provide a full quarter of order activity. The Region ended the quarter with 3.5% fewer homes in backlog at June 30, 2016, with 1,062 homes valued at $402.3 million, a 2.8% improvement in backlog value. Year-to-date closings and home closing revenue were up 7.6% and 12.2%, respectively, while orders were down year over year by 51 units, echoing the results of the second quarter.

East. Our East Region generated 666 closings and $256.4 million in revenue in the second quarter of 2016, 25.9% and 30.2% increases, respectively, from the same period in 2015. The Region also reported higher orders year over year providing $43.6 million of additional order dollars, mostly due to the 19.7% increase in home orders. The orders pace in this Region improved 20.9% year over year as we have focused efforts to improve orders pace in newer markets we have entered through acquisitions over recent years. The Region ended the second quarter with 88 actively selling communities as compared to 95 in 2015 and ended the quarter with a 242-home and $82.1 million increase in ending backlog, 27.7% and 23.6% gains, respectively. We are working to open a large number of communities in the East Region in the second half of the year.

The Florida market, the largest contributor to the Region's results, reported $103.3 million in closing revenue on 257 home closings, increases of 13.0% and 22.4%, respectively. The 7.1% drop in the number of average communities open for sales during the second quarter was more than offset by a 32.1% improvement in orders pace, providing 267 orders for the three-month period ending June 30, 2016, a 22.5% increase over 2015 and was the main driver of the 52-home and $11.1 million increase in backlog at June 30, 2016 over June 30, 2015. Operations in North Carolina provided the largest year-over-year improvements in home closing revenue for the second quarter of 2016 in the Region, contributing 179 homes closed and $76.5 million in home closing revenue, 32.6% and 52.4% improvements, respectively. In addition, North Carolina contributed 159 homes ordered and $66.9 million in order value from 23 average actively-selling communities in the second quarter of 2016. Tennessee provided improved home closing revenue in the second quarter of 2016, $6.5 million higher than 2015 on 10 more units. The largest driver for this improvement was from three additional actively-selling communities, which also contributed to the 21.0% higher number of units ordered. As demonstrated by their significant improvements year over year in orders pace, we continue to focus on integrating our newest markets in Georgia and South Carolina, which contributed 81 and 88 closings valued at $27.4 million and $27.7 million, respectively, during the second quarter of 2016. During the second quarter, orders in Georgia grew by 117.0% or 62 units, largely attributable to the 20.7% increase in the average number of actively-selling communities during the quarter, with order value also growing by $21.7 million. Growth in Georgia is a strategic focus for us in this Region, as this market continues to demonstrate solid buyer demand and is one of the strongest homebuilding markets in the country. The Region finished the second quarter of 2016 with 1,117 units in backlog with a value of $429.3 million, 27.7% and 23.6% improvements over 2015, respectively.

The year-to-date results of the East Region were similar to those of the second quarter, with 1,127 units closed, providing $431.0 million in home closing revenue, 17.8% and 21.5% higher than the 2015 period. The number and value of orders also improved by 184 units and $60.7 million, spurred by an improved orders pace of 15.2 versus 13.6 in the prior year.

Land Closing Revenue and Gross Profit
From time to time, we may sell certain lots or land parcels to other homebuilders, developers or investors if we feel the sale will provide a greater economic benefit to us than continuing home construction or where we are looking to diversify our land positions in the specific geography. As a result of such sales, we recognized land closing revenue of $2.1 million and $6.8 million for the three months ending June 30, 2016 and 2015, respectively and $4.2 million and $8.2 million for the six months ended June 30, 2016 and 2015, respectively. For both years, modest profits were achieved on these land sales, $0.4 million and $0.5 million for the three months ended June 30, 2016 and 2015, respectively and $0.8 million and $0.7 million for the six months ended June 30, 2016 and 2015, respectively.

Other Operating Information (dollars in thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
	Dollars	Percent of Home Closing Revenue	Dollars	Percent of Home Closing Revenue	Dollars	Percent of Home Closing Revenue	Dollars	Percent of Home Closing Revenue
Home Closing Gross Profit (1)
Total	$137,746	17.3%	$114,237	19.3%	$241,093	17.3%	$209,724	18.9%

West	$57,184	17.2%	$38,253	17.4%	$100,498	16.9%	$75,897	17.8%

Central	$41,016	19.8%	$39,096	22.4%	$73,118	19.9%	$70,726	21.6%

East	$39,546	15.4%	$36,888	18.7%	$67,477	15.7%	$63,101	17.8%

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

Companywide. Home closing gross profit for the three and six months ended June 30, 2016 was $137.7 million and $241.1 million, respectively, increases of $23.5 million and $31.4 million versus the same respective periods in 2015 as a result of higher home closing revenue from more units closed and higher average sales prices. The 200 and 160 basis point declines in home closing gross margin for the three and six months ended June 30, 2016, respectively, is mainly from a combination of higher labor and land costs than the prior year. As demand has remained strong, labor costs have not yet normalized and we expect elevated land prices will continue to place pressure on margins, as most of our markets continue to experience steadily increasing land prices. Real estate impairments recognized in the second quarter of both 2016 and 2015 impacted margins by 30 basis points; margins adjusted for impairments were 17.6% and 19.6% for the 2016 and 2015 periods, respectively (home closing margins before adjusting for impairments were 17.3% and 19.3% for the three months ended June 30, 2016 and June 30, 2015, respectively).
West. Our West Region reported slightly lower year-over-year home closing gross margin, with 17.2% for the second quarter of 2016 compared to 17.4% in 2015, although improved sequentially by 60 basis points from the first quarter of 2016. When adjusted for impairments, 2015 margins in the second quarter were 18.2% with only minimal impairments in this Region in 2016. The year-over-year margin decline is largely the result of higher land prices in the Region, as we are focused on building communities in sought-after submarkets, which demand high land prices. Targeted pricing concessions offered in an effort to spur demand in certain Southern California and Arizona communities further negatively impacted the Region's margins. These concessions brought communities to within the limits for FHA loans. Home closing gross margin for the six months ended June 30, 2016 also declined from 17.8% in 2015 to 16.9% in 2016 for the same reasons noted for the second quarter.
Central. The Central Region produced the highest home closing gross margin in the company, although the Region's margins declined year over year, with 19.8% in 2016 versus 22.4% in 2015 for second quarter results. While we have experienced some pricing power with improved average sales prices, the increases are at a slower pace than that of rising land and labor costs. The year-over-year margin decline was impacted partially by several communities with above average margins providing less closing volume in the second quarter of 2016 as compared to the prior year period. Further, the oil price concerns led to some pricing concessions in Houston, which also is a contributing factor to the lower margins in the Region. For the same reasons noted for the second quarter, year-to-date margins in this Region declined to 19.9% in 2016 versus 21.6% in 2015.
East. The East Region experienced lower gross margins in the second quarter and first six months of 15.4% and 15.7%, respectively, versus 18.7% and 17.8% for the same periods in 2015. Impairment charges in the Region reduced gross margin by 70 basis points and 40 basis points for the three and six months ended June 30, 2016, respectively, while the impairment charges in the respective 2015 periods were nominal. This Region currently delivers our lowest gross margins, partially attributable to our newer division operations that are not yet fully scaled to our normal operating levels. In addition, a shift in product mix in Florida contributed to the decline in margin year over year, as several luxury communities that generated above-average margins with high closing volume in 2015 tapered off in 2016.

Financial Services Profit (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2015	2014
Financial services profit	$5,763	$4,136	$9,809	$7,916
Financial services profit represents the net profit of our financial services operations, including the operating profit generated by our wholly-owned title company, Carefree Title, as well as our portion of earnings from a mortgage joint venture. The increase in financial services profit year over year is primarily the result of the increase in home closings.
Selling, General and Administrative Expenses and Other Expenses ($ in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Commissions and Other Sales Costs
Dollars	$(56,379)	$(45,167)	$(102,556)	$(86,779)
Percent of home closing revenue	7.1%	7.6%	7.4%	7.8%
General and Administrative Expenses
Dollars	$(28,898)	$(27,650)	$(58,516)	$(57,300)
Percent of total closing revenue	3.6%	4.6%	4.2%	5.1%
Earnings/(Loss) from Other Unconsolidated Entities, Net
Dollars	$573	$(169)	$416	$(292)
Interest Expense
Dollars	$(1,672)	$(4,621)	$(4,960)	$(7,775)
Other Income, Net
Dollars	$1,545	$136	$1,828	$551
Provision for Income Taxes
Dollars	$(19,158)	$(12,281)	$(27,074)	$(21,178)
Commissions and Other Sales Costs. Commissions and other sales costs are comprised of internal and external commissions and related sales and marketing expenses such as advertising and sales office costs. As a result of the additional revenues on homes closed, these costs increased by $11.2 million and $15.8 million for the three and six months ended June 30, 2016, respectively, versus the 2015 period. As a percentage of home closing revenue, commissions and other sales costs declined to 7.1% and 7.4% during the three and six months ended June 30, 2016, respectively, compared to 7.6% and 7.8% in the comparable 2015 periods as a result of improved overhead leverage on the additional revenue dollars. We have made concerted efforts to contain these costs and recently modified our internal commission structure as part of our cost-cutting initiatives.
General and Administrative Expenses. General and administrative expenses represent corporate and divisional overhead expenses such as salaries and bonuses, occupancy, insurance and travel expenses. As a percentage of total closing revenue, these costs declined by 100 basis points for the three month period of 2016 to 3.6% and declined by 90 basis points for the six-month period of 2016 to 4.2%. This improved leverage is mainly attributable to the additional closing revenue in 2016 over 2015. These expenses were slightly higher at $28.9 million for the three months ended June 30, 2016 compared to $27.7 million in 2015. For the six months ended June 30, 2015, we had $58.5 million in general and administrative expenses as compared to $57.3 million for the same period in 2015. We continually strive to optimize overhead leverage through cost control efforts at both corporate and divisional levels.
Earnings/(Loss) from Other Unconsolidated Entities, Net. Earnings/(loss) from other unconsolidated entities, net represents our portion of pre-tax earnings/(losses) from non-financial services joint ventures. Included in this amount is both the pass through of earnings/(losses) from the joint venture's most recently available financial statements as well as any accrued expected earnings/(losses) for the periods presented that might not have been reflected in the joint venture's financial statements provided to us. The three- and six-month periods ended June 30, 2016 reported earnings of $0.6 million and $0.4 million, respectively, compared to losses for the prior year periods of $0.2 million and $0.3 million, respectively. The 2016 earnings are the result of land sales recorded in the respective joint venture financial statements in 2016, with no comparable land sales in 2015.

Interest Expense. Interest expense is comprised of interest incurred, but not capitalized, on our senior notes, convertible senior notes and our Credit Facility. Despite a higher amount of interest incurred due to a larger amount of debt versus prior year, interest expense decreased year over year for both the three- and six-month periods, as we have more inventory under development that qualifies for interest capitalization. During the three months ended June 30, 2016 and June 30, 2015, our non-capitalizable interest expense was $1.7 million and $4.6 million, respectively. For the year-to-date results, our interest expense was $5.0 million and $7.8 million, respectively.
Other Income, Net. Other income, net primarily consists of (i) forfeited deposits from potential homebuyers who canceled their purchase contracts with us, (ii) sublease income, (iii) interest earned on our cash and cash equivalents, and (iv) payments and awards related to legal settlements. The year-over-year increase in both the second quarter and year-to-date Other income, net is related to a combination of positive legal settlements in 2016 versus legal settlement charges in prior year combined with a higher amount of interest income from municipalities related to reimbursable land development costs.
Income Taxes.
Our effective tax rate was 32.5% and 29.7% for the three months ended June 30, 2016 and 2015, respectively, and 30.8% and 31.7% for the six months ended June 30, 2016 and 2015, respectively. Our tax rate has been favorably impacted in both years by the homebuilding manufacturing deduction and by additional federal energy credits applicable to prior years.

Liquidity and Capital Resources
Overview
Our principal uses of capital in 2016 were acquisition and development of new and strategic lot positions, operating expenses, home construction and the payment of routine liabilities. In the first six months of 2016, we used funds generated by operations to meet our short-term working capital requirements. We remain focused on acquiring desirable land positions, generating increasing margins in our homebuilding operations and maintaining a strong balance sheet to support future needs and growth, while leveraging land options where possible.

Operating Cash Flow Activities

During the six months ended June 30, 2016 and June 30, 2015, net cash used in operations totaled $110.6 million and $76.9 million, respectively. Operating cash flows in both 2016 and 2015 benefited from cash generated by net earnings of $60.8 million and $45.5 million, respectively, offset mainly by the respective increases in real estate of $194.0 million and $144.5 million, respectively, reflecting increased land and land development spending.

Investing Cash Flow Activities

During the six months ended June 30, 2016, net cash used in investing activities totaled $7.6 million as compared to $8.0 million for the same period in 2015. Cash used in investing activities in 2016 and 2015 is mainly attributable to the purchases of property and equipment of $7.6 million and $7.8 million, respectively.

Financing Cash Flow Activities

During the six months ended June 30, 2016, net cash used in financing activities totaled $15.8 million as compared to $198.7 million net cash provided by financing activities for the same period in 2015. The net cash used in financing activities in 2016 is primarily the result of repayments of loans payable and other borrowings of $15.5 million. Our 2015 results were mainly attributable to $200.0 million in proceeds from the issuance of our 2025 senior notes.

Overview of Cash Management

Cash flows for each of our communities depend on their stage of the development cycle, and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, zoning plat and other approvals, community and lot development, and construction of model homes, roads, utilities, landscape and other amenities. Because these costs are a component of our inventory and not recognized in our statement of operations until a home closes, we incur significant cash outlays prior to recognition of earnings. In the later stages of a community, cash inflows may significantly exceed earnings reported for financial statement purposes, as the cash outflow associated with home and land construction was previously incurred. From a liquidity standpoint, we are currently actively acquiring and developing lots in our markets to maintain and grow our lot supply and active community count. We are also using our cash on hand and draws under our Credit Facility, as needed, to fund operations in newer markets. As demand for new homes improves and we continue to expand our business, we expect cash outlays for land purchases, land development and home construction will continue to exceed our cash generated from operations in the near term.

During the six months ended June 30, 2016, we closed 3,438 homes, purchased about 3,800 lots for $324.6 million, spent $114.2 million on land development, paid $37.0 million in lot purchase and option deposits, and started approximately 4,000 homes. The opportunity to purchase substantially finished lots in desired locations continues to be more limited and competitive as compared to prior years. As a result, we are purchasing more undeveloped land and partially-finished lots than in recent years and subsequently incurring development dollars in order to bring them to a finished status ready for home construction. We exercise strict controls and believe we have a prudent strategy for Company-wide cash management, including those related to cash outlays for land and inventory acquisition and development. We ended the second quarter of 2016 with $128.2 million of cash and cash equivalents, a $134.0 million decrease from December 31, 2015. We expect to generate cash from the sale of our inventory, but we intend to redeploy that cash to acquire and develop strategic and well-positioned lots to grow our business.

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

We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. Debt-to-capital and net debt-to-capital are calculated as follows (dollars in thousands):

	As of
	June 30, 2016	December 31, 2015
Notes payable and other borrowings	$1,114,035	$1,117,040
Stockholders’ equity	1,326,803	1,258,937
Total capital	$2,440,838	$2,375,977
Debt-to-capital (1)	45.6%	47.0%
Notes payable and other borrowings	$1,114,035	$1,117,040
Less: cash and cash equivalents	(128,171)	(262,208)
Net debt	985,864	854,832
Stockholders’ equity	1,326,803	1,258,937
Total net capital	$2,312,667	$2,113,769
Net debt-to-capital (2)	42.6%	40.4%

(1)
Debt-to-capital is computed as senior and convertible senior notes and other borrowings divided by the aggregate of total senior and convertible senior notes and other borrowings and stockholders' equity.

(2)
Net debt-to-capital is computed as net debt divided by the aggregate of net debt and stockholders' equity. Net debt is total notes payable and other borrowings, less cash and cash equivalents. The most directly comparable GAAP financial measure is the ratio of debt to total capital. We believe the ratio of net debt-to-capital is a relevant financial measure for investors to understand the leverage employed in our operations and as an indicator of our ability to obtain financing.

Credit Facility Covenants
Borrowings under the Credit Facility are unsecured but availability is subject to, among other things, a borrowing base. The Credit Facility also contains certain financial covenants, including (a) a minimum tangible net worth requirement of $670.3 million (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings), and (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 60%. In addition, we are required to maintain either (i) an interest coverage ratio (EBITDA to interest expense, as defined therein) of at least 1.50 to 1.00 or (ii) liquidity (as defined therein) of an amount not less than our consolidated interest incurred during the trailing 12 months. We were in compliance with all Credit Facility covenants as of June 30, 2016. Our actual financial covenant calculations as of June 30, 2016 are reflected in the table below.

Financial Covenant (dollars in thousands):	Covenant Requirement	Actual
Minimum Tangible Net Worth	$825,297	$1,290,022
Leverage Ratio	<60%	41%
Interest Coverage Ratio (1)	>1.50	4.41
Minimum Liquidity (1)	>$71,006	$596,074
Investments other than defined permitted investments	<$387,007	$11,188

(1)	We are required to meet either the Interest Coverage Ratio or Minimum Liquidity, but not both.
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
In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, we have developed and implemented disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, has reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Form 10-Q (the “Evaluation Date”). Based on such evaluation, management has concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information that is required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
During the fiscal quarter covered by this Form 10-Q, there has not been any change in our internal control over financial reporting that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
We are involved in various routine legal and regulatory proceedings, including, without limitation, claims and litigation alleging construction defects. In general, the proceedings are incidental to our business, and most exposure is subject to and should be covered by warranty and indemnity obligations of our consultants and subcontractors. Additionally, some such claims are also covered by insurance. With respect to the majority of pending legal proceedings, our ultimate legal and financial responsibility, if any, cannot be estimated with certainty and, in most cases, any potential losses related to these matters are not considered probable. Historically, most disputes regarding warranty claims are resolved prior to the initiation of legal proceedings. We believe there are not any pending legal or warranty matters that could have a material adverse impact upon our consolidated financial condition, results of operations or cash flows that have not been sufficiently reserved. Information related to pending legal proceedings is presented in Note 15 - Commitments on Contingencies, in the accompanying consolidated financial statements and is incorporated by reference herein.

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

Issuer Purchases of Equity Securities:
We did not acquire any of our own equity securities during the three months ended June 30, 2016.
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

Item 6.	Exhibits

Exhibit Number	Description	Page or Method of Filing
3.1	Restated Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3 of Form 8-K dated June 20, 2002.

3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated September 15, 2004.

3.1.2	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Proxy Statement for the 2006 Annual Meeting of Stockholders.

3.1.3	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix B of Proxy Statement for the 2008 Annual Meeting of Stockholders.

3.1.4	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Definitive Proxy Statement filed with the Securities and Exchange Commission on January 9, 2009.

3.2	Amended and Restated Bylaws of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated November 24, 2014.

10.1	Amendment to the Meritage Homes Corporation Amended and Restated 2006 Stock Incentive Plan	Incorporated by reference to the Appendix of Proxy Statement for the 2016 Annual Meeting of Stockholders.

10.2	Second Amendment to Amended and Restated Credit Agreement	Incorporated by reference to Exhibit 10.1 of Form 8-K dated June 29. 2016.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Steven J. Hilton, Chief Executive Officer	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Hilla Sferruzza, Chief Financial Officer	Filed herewith.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith.

101.0
The following financial statements from Meritage Homes Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, were formatted in XBRL (Extensible Business Reporting Language); (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Income Statements, (iii) Unaudited Consolidated Statements of Cash Flows, and (iv) the Notes to Unaudited Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 1st day of August 2016.

MERITAGE HOMES CORPORATION, a Maryland Corporation

By:	/s/ HILLA SFERRUZZA
Hilla Sferruzza Chief Financial Officer and Chief Accounting Officer (Duly Authorized Officer and Principal Financial Officer)

INDEX OF EXHIBITS

3.1	Restated Articles of Incorporation of Meritage Homes Corporation

3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.2	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.3	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.4	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.2	Amended and Restated Bylaws of Meritage Homes Corporation

10.1	Amendment to the Meritage Homes Corporation Amended and Restated 2006 Stock Incentive Plan

10.2	Second Amendment to Amended and Restated Credit Agreement

31.1	Rule 13a-14(a)/15d-14(a) Certification of Steven J. Hilton, Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Hilla Sferruzza, Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.0
The following financial statements from Meritage Homes Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, were formatted in XBRL (Extensible Business Reporting Language); (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Income Statements, (iii) Unaudited Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Consolidated Financial Statements.