Form 10-Q
period 2016-09-30
Meritage Homes CORP
filed 2016-10-28
CIK 833079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

Common shares outstanding as of October 26, 2016: 40,024,984

MERITAGE HOMES CORPORATION
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2016

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30, 2016	December 31, 2015
Assets
Cash and cash equivalents	$107,915	$262,208
Other receivables	76,371	57,296
Real estate	2,429,014	2,098,302
Deposits on real estate under option or contract	91,053	87,839
Investments in unconsolidated entities	11,831	11,370
Property and equipment, net	33,983	33,970
Deferred tax asset	57,552	59,147
Prepaids, other assets and goodwill	65,436	69,645
Total assets	$2,873,155	$2,679,777
Liabilities
Accounts payable	$148,260	$106,440
Accrued liabilities	180,687	161,163
Home sale deposits	36,988	36,197
Loans payable and other borrowings	45,183	23,867
Senior and convertible senior notes, net	1,094,632	1,093,173
Total liabilities	1,505,750	1,420,840
Stockholders’ Equity
Preferred stock, par value $0.01. Authorized 10,000,000 shares; none issued and outstanding at September 30, 2016 and December 31, 2015	—	—
Common stock, par value $0.01. Authorized 125,000,000 shares; issued 40,024,984 and 39,669,094 shares at September 30, 2016 and December 31, 2015, respectively	400	397
Additional paid-in capital	570,223	559,492
Retained earnings	796,782	699,048
Total stockholders’ equity	1,367,405	1,258,937
Total liabilities and stockholders’ equity	$2,873,155	$2,679,777
See accompanying notes to unaudited consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Homebuilding:
Home closing revenue	$735,870	$661,884	$2,127,332	$1,770,184
Land closing revenue	16,987	8,072	21,187	16,285
Total closing revenue	752,857	669,956	2,148,519	1,786,469
Cost of home closings	(604,891)	(536,267)	(1,755,260)	(1,434,843)
Cost of land closings	(16,092)	(7,445)	(19,485)	(14,992)
Total cost of closings	(620,983)	(543,712)	(1,774,745)	(1,449,835)
Home closing gross profit	130,979	125,617	372,072	335,341
Land closing gross profit	895	627	1,702	1,293
Total closing gross profit	131,874	126,244	373,774	336,634
Financial Services:
Revenue	3,139	3,000	9,115	8,276
Expense	(1,398)	(1,253)	(4,152)	(3,914)
Earnings from financial services unconsolidated entities and other, net	4,215	3,854	10,802	9,155
Financial services profit	5,956	5,601	15,765	13,517
Commissions and other sales costs	(52,478)	(48,097)	(155,034)	(134,876)
General and administrative expenses	(33,258)	(28,774)	(91,774)	(86,074)
Earnings/(loss) from other unconsolidated entities, net	440	(123)	856	(415)
Interest expense	(167)	(4,187)	(5,127)	(11,962)
Other income/(expense), net	1,435	(3,996)	3,263	(3,445)
Earnings before income taxes	53,802	46,668	141,723	113,379
Provision for income taxes	(16,915)	(16,360)	(43,989)	(37,538)
Net earnings	$36,887	$30,308	$97,734	$75,841
Earnings per common share:
Basic	$0.92	$0.76	$2.45	$1.92
Diluted	$0.88	$0.73	$2.33	$1.83
Weighted average number of shares:
Basic	40,022	39,663	39,958	39,568
Diluted	42,608	42,192	42,541	42,134
See accompanying notes to unaudited consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net earnings	$97,734	$75,841
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	11,470	10,294
Stock-based compensation	11,042	12,418
Excess income tax provision/(benefit) from stock-based awards	540	(2,040)
Equity in earnings from unconsolidated entities	(11,658)	(8,740)
Distributions of earnings from unconsolidated entities	11,439	9,446
Other	4,942	1,246
Changes in assets and liabilities:
Increase in real estate	(318,490)	(198,520)
(Increase)/decrease in deposits on real estate under option or contract	(3,160)	2,719
Increase in other receivables, prepaids and other assets	(14,201)	(6,067)
Increase in accounts payable and accrued liabilities	61,206	39,949
Increase in home sale deposits	791	10,208
Net cash used in operating activities	(148,345)	(53,246)
Cash flows from investing activities:
Investments in unconsolidated entities	(242)	(300)
Purchases of property and equipment	(12,256)	(12,334)
Proceeds from sales of property and equipment	144	92
Maturities/sales of investments and securities	645	—
Payments to purchase investments and securities	(645)	—
Net cash used in investing activities	(12,354)	(12,542)
Cash flows from financing activities:
Proceeds from Credit Facility, net	25,000	—
Repayment of loans payable and other borrowings	(18,286)	(4,044)
Proceeds from issuance of senior notes	—	200,000
Debt issuance costs	—	(3,013)
Excess income tax (provision)/benefit from stock-based awards	(540)	2,040
Proceeds from stock option exercises	232	2,881
Net cash provided by financing activities	6,406	197,864
Net (decrease)/increase in cash and cash equivalents	(154,293)	132,076
Cash and cash equivalents, beginning of period	262,208	103,333
Cash and cash equivalents, end of period	$107,915	$235,409
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
Our homebuilding and marketing activities are conducted under the name of Meritage Homes in each of our homebuilding markets, other than Tennessee, where we currently operate under the name of Phillips Builders. We also offer luxury homes in some markets under the brand name of Monterey Homes. At September 30, 2016, we were actively selling homes in 237 communities, with base prices ranging from approximately $162,000 to $1,440,000.
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
Cash and Cash Equivalents. Liquid investments with an initial maturity of three months or less are classified as cash equivalents. Amounts in transit from title companies or closing agents for home closings of approximately $64.9 million and $74.5 million are included in cash and cash equivalents at September 30, 2016 and December 31, 2015, respectively. Included in our balance as of September 30, 2016 and December 31, 2015 is $0.1 million and $20.0 million, respectively, of money market funds that are invested in short term (three months or less) government securities.

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

Deposits. Deposits paid related to land options and purchase contracts are recorded and classified as Deposits on real estate under option or contract until the related land is purchased. Deposits are reclassified as a component of real estate inventory at the time the deposit is used to offset the acquisition price of the lots based on the terms of the underlying agreements. To the extent they are non-refundable, deposits are charged to expense if the land acquisition is terminated or no longer considered probable. Since our acquisition contracts typically do not require specific performance, we do not consider such contracts to be contractual obligations to purchase the land and our total exposure under such contracts is limited to the loss of the non-refundable deposits and any ancillary capitalized costs. Our deposits on real estate under option or contract were $91.1 million and $87.8 million as of September 30, 2016 and December 31, 2015, respectively.

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

The table below outlines our surety bond and letter of credit obligations (in thousands):

	As of
	September 30, 2016		December 31, 2015
	Outstanding	Estimated work remaining to complete	Outstanding	Estimated work remaining to complete
Sureties:
Sureties related to joint ventures	$—	$—	$87	$87
Sureties related to owned projects and lots under contract	234,014	73,207	250,639	103,200
Total Sureties	$234,014	$73,207	$250,726	$103,287
Letters of Credit (“LOCs”):
LOCs in lieu of deposits for contracted lots	$250	N/A	$—	N/A
LOCs for land development	28,375	N/A	23,934	N/A
LOCs for general corporate operations	3,750	N/A	3,750	N/A
Total LOCs	$32,375	N/A	$27,684	N/A

Accrued Liabilities. Accrued liabilities at September 30, 2016 and December 31, 2015 consisted of the following (in thousands):

	As of
	September 30, 2016	December 31, 2015
Accruals related to real estate development and construction activities	$65,929	$37,509
Payroll and other benefits	42,112	41,240
Accrued taxes	8,687	9,950
Warranty reserves	21,966	21,615
Legal reserves (1)	1,602	18,812
Other accruals	40,391	32,037
Total	$180,687	$161,163

(1)    See Note 15 for additional information related to our legal reserves.

Warranty Reserves. We provide home purchasers with limited warranties against certain building defects and we have certain obligations related to those post-construction warranties for closed homes. The specific terms and conditions of these limited warranties vary by state, but overall the nature of the warranties include a complete workmanship and materials warranty typically during the first one to two years after the close of the home and a structural warranty that typically extends up to 10 years subsequent to the close of the home. With the assistance of an actuary, we have estimated these reserves for the structural warranty based on the number of homes still under warranty and historical data and trends for our communities. We also use industry data with respect to similar product types and geographic areas in markets where our experience is incomplete to draw a meaningful conclusion. We regularly review our warranty reserves and adjust them, as necessary, to reflect changes in trends as information becomes available. Based on such reviews of warranty costs incurred, no adjustments were made to our warranty reserve in the three months ended September 30, 2016 and September 30, 2015. We decreased our warranty reserve balance by $275,000 in the nine months ended September 30, 2016, which decreased our cost of sales. In the nine months ended September 30, 2015 we increased our warranty reserve balance by $750,000, which increased our cost of sales. A summary of changes in our warranty reserves follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Balance, beginning of period	$22,699	$21,993	$21,615	$22,080
Additions to reserve from new home deliveries	4,110	3,376	12,068	9,000
Warranty claims	(4,843)	(4,229)	(11,442)	(10,690)
Adjustments to pre-existing reserves	—	—	(275)	750
Balance, end of period	$21,966	$21,140	$21,966	$21,140

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

Recent Accounting Pronouncements.
In August 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (Topic 230), ("ASU 2016-15"). ASU 2016-15 adds and clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows, reducing the existing diversity in practice that has resulted from the lack of consistent principles on this topic. ASU 2016-15 is effective for us beginning January 1, 2018. Early adoption is permitted. We are currently evaluating the impact adopting this guidance will have on classifications in our statement of cash flows.
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for us beginning January 1, 2017. We are currently evaluating the potential impact of adopting this guidance but do not expect it to have a material impact on our consolidated financial statements.
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

In February 2015, the FASB issued ASU 2015-02, Consolidation: Amendments to the Consolidation Analysis (Topic 810) ("ASU 2015-02"). ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. ASU 2015-02 was effective for us beginning January 1, 2016 and had no effect on our consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), (“ASU 2014-09”). ASU 2014-09 requires entities to recognize revenue that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services by applying the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 supersedes the revenue recognition requirements in ASU 605, Revenue Recognition, most industry-specific guidance throughout the industry topics of the ASC, and some cost guidance related to construction-type and production-type contracts. Subsequent to the issuance of ASU 2014-09, the FASB issued several amendments in 2016 to the original standard including ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing and ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow Scope Improvements and Practical Expedients. These amendments do not change the core principle of the guidance stated in ASU 2014-09. Rather, they are intended to clarify and improve understanding of certain topics included within the revenue standard. ASU 2014-09 and the related amendments are effective for us on January 1, 2018. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016. We are currently evaluating the potential impact adopting this guidance will have on our consolidated financial statements.
NOTE 2 — REAL ESTATE AND CAPITALIZED INTEREST
Real estate consists of the following (in thousands):

	As of
	September 30, 2016	December 31, 2015
Homes under contract under construction (1)	$632,454	$456,138
Unsold homes, completed and under construction (1)	377,490	307,425
Model homes (1)	150,662	138,546
Finished home sites and home sites under development (2)	1,268,408	1,196,193
Total	$2,429,014	$2,098,302

(1)	Includes the allocated land and land development costs associated with each lot for these homes.

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

Subject to sufficient qualifying assets, we capitalize our development period interest costs incurred in connection with our real estate development and construction activities. Capitalized interest is allocated to active real estate when incurred and charged to cost of closings when the related property is delivered. A summary of our capitalized interest is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Capitalized interest, beginning of period	$64,682	$58,870	$61,202	$54,060
Interest incurred	17,372	17,857	52,644	49,665
Interest expensed	(167)	(4,187)	(5,127)	(11,962)
Interest amortized to cost of home and land closings	(14,256)	(11,144)	(41,088)	(30,367)
Capitalized interest, end of period (1)	$67,631	$61,396	$67,631	$61,396

(1)
Approximately $383,000 and $445,000 of the capitalized interest is related to our joint venture investments and is a component of Investments in unconsolidated entities on our consolidated balance sheet as of September 30, 2016 and December 31, 2015, respectively.

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
In order to determine if we are the primary beneficiary, we must first assess whether we have the ability to control the activities of the VIE that most significantly impact its economic performance. Such activities include, but are not limited to: the ability to determine the budget and scope of land development work, if any; the ability to control financing decisions for the VIE; the ability of the VIE to acquire additional land or dispose of land not under contract with Meritage; and the ability to change or amend the existing option contract with the VIE. If we are not determined to control such activities, we are not considered the primary beneficiary of the VIE. If we do have the ability to control such activities, we will continue our analysis by determining if we are also expected to absorb a potentially significant amount of the VIE’s losses or, if no party absorbs the majority of such losses, if we will benefit from a potentially significant amount of the VIE’s expected gains.
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
The table below presents a summary of our lots under option at September 30, 2016 (dollars in thousands):

	Projected Number of Lots	Purchase Price	Option/ Earnest Money Deposits–Cash
Purchase and option contracts recorded on balance sheet as Real estate not owned	—	$—	$—
Option contracts not recorded on balance sheet — non-refundable deposits, committed (1)	4,395	437,644	63,645
Purchase contracts not recorded on balance sheet — non-refundable deposits, committed (1)	4,330	266,086	20,079
Purchase contracts not recorded on balance sheet —refundable deposits, committed	820	31,414	1,855
Total committed (on and off balance sheet)	9,545	735,144	85,579
Total purchase and option contracts not recorded on balance sheet — refundable deposits, uncommitted (2)	7,343	361,238	5,474
Total lots under contract or option	16,888	$1,096,382	$91,053
Total purchase and option contracts not recorded on balance sheet (3)	16,888	$1,096,382	$91,053	(4)

(1)	Deposits are non-refundable except if certain contractual conditions are not performed by the selling party.

(2)	Deposits are refundable at our sole discretion. We have not completed our acquisition evaluation process and we have not committed to purchase these lots.

(3)	Except for our specific performance contracts recorded on our balance sheet as Real estate not owned, if any, none of our option agreements require us to purchase lots.

(4)	Amount is reflected on our consolidated balance sheet in Deposits on real estate under option or contract as of September 30, 2016.
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
NOTE 4 - INVESTMENTS IN UNCONSOLIDATED ENTITIES
In the past, we have entered into land development joint ventures as a means of accessing larger parcels of land, expanding our market opportunities, managing our risk profile and leveraging our capital base. While purchasing land through a joint venture can be beneficial, in recent years they have not been a significant source of land for us. Based on the structure of these joint ventures, they may or may not be consolidated into our results. Our joint venture partners are generally other homebuilders, land sellers or other real estate investors. We generally do not have a controlling interest in these ventures, which means our joint venture partners could cause the venture to take actions we disagree with, or fail to take actions we believe should be undertaken, including the sale of the underlying property to repay debt or recoup all or part of the partners' investments. As of September 30, 2016, we had two active equity-method land ventures.
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

As of September 30, 2016, we also participated in one mortgage joint venture, which is engaged in mortgage activities and provides services to both our homebuyers as well as other buyers. Our investment in this mortgage joint venture as of September 30, 2016 and December 31, 2015 was $1.8 million and $2.5 million, respectively.
Summarized condensed combined financial information related to unconsolidated joint ventures that are accounted for using the equity method was as follows (in thousands):

	As of
	September 30, 2016	December 31, 2015
Assets:
Cash	$10,311	$7,888
Real estate	31,233	33,366
Other assets	5,129	4,514
Total assets	$46,673	$45,768
Liabilities and equity:
Accounts payable and other liabilities	$5,858	$7,331
Notes and mortgages payable	12,594	13,345
Equity of:
Meritage (1)	9,136	8,194
Other	19,085	16,898
Total liabilities and equity	$46,673	$45,768

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$13,374	$10,252	$34,875	$25,406
Costs and expenses	(5,762)	(4,649)	(15,408)	(12,057)
Net earnings of unconsolidated entities	$7,612	$5,603	$19,467	$13,349
Meritage’s share of pre-tax earnings (1) (2)	$4,681	$3,754	$11,719	$8,763

(1)
Balance represents Meritage’s interest, as reflected in the financial records of the respective joint ventures. This balance may differ from the balance reported in our consolidated financial statements due to the following reconciling items: (i) timing differences for revenue and distributions recognition, (ii) step-up basis and corresponding amortization, (iii) capitalization of interest on qualified assets, (iv) income deferrals as discussed in Note (2) below and (v) the cessation of allocation of losses from joint ventures in which we have previously written down our investment balance to zero and where we have no commitment to fund additional losses. As discussed in Note 2 to these unaudited combined financial statements, balances do not include $383,000 and $445,000 of capitalized interest that is a component of our investment balances at September 30, 2016 and December 31, 2015, respectively.

(2)
Our share of pre-tax earnings is recorded in Earnings from financial services unconsolidated entities and other, net and Earnings/(loss) from other unconsolidated entities, net on our consolidated income statements and excludes joint venture profit related to lots we purchased from the joint ventures. Such profit is deferred until homes are delivered by us and title passes to a homebuyer.

The joint venture assets and liabilities noted in the table above primarily represent two active land ventures, one mortgage venture and various inactive ventures. Our total investment in all of these joint ventures is $11.8 million and $11.4 million as of September 30, 2016 and December 31, 2015, respectively. We believe these ventures are in compliance with their respective debt agreements, if applicable, and such debt is non-recourse to us.
NOTE 5 — LOANS PAYABLE AND OTHER BORROWINGS
Loans payable and other borrowings consist of the following (in thousands):

	As of
	September 30, 2016	December 31, 2015
Other borrowings, real estate notes payable (1)	$20,183	$23,867
$500 million unsecured revolving credit facility with interest approximating LIBOR (approximately 0.53% at September 30, 2016) plus 1.75% or Prime (3.50% at September 30, 2016) plus 0.75%	25,000	—
Total	$45,183	$23,867

(1)	Reflects balance of non-recourse notes payable in connection with land purchases, with interest rates ranging from 0% to 8%.
The Company has a $500.0 million unsecured revolving credit facility ("Credit Facility"), with an accordion feature that permits the size of the facility to increase to a maximum of $600.0 million. In June 2016, the maturity date of a substantial portion of the credit facility was extended whereby $60.0 million matures in July 2019 with the remainder maturing in July 2020. Borrowings under the Credit Facility are unsecured but availability is subject to, among other things, a borrowing base. The Credit Facility also contains certain financial covenants, including (a) a minimum tangible net worth requirement of $670.3 million (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings), and (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 60%. In addition, we are required to maintain either (i) an interest coverage ratio (EBITDA to interest expense, as defined therein) of at least 1.50 to 1.00 or (ii) liquidity (as defined therein) of an amount not less than our consolidated interest incurred during the trailing 12 months.
We had $25.0 million of outstanding borrowings under the Credit Facility as of September 30, 2016 and no borrowings at December 31, 2015. During the three months ended September 30, 2016, we had $50.0 million and $25.0 million of gross borrowings and repayments, respectively, with no activity for the 2015 period. During the nine months ended September 30, 2016 we had $106.0 million of gross borrowings and $81.0 million of repayments. During the nine months ended September 30, 2015, gross borrowings and repayments each totaled $210.0 million. As of September 30, 2016 we had outstanding borrowings of $25.0 million and outstanding letters of credit issued under the Credit Facility totaling $32.4 million, respectively, leaving $442.6 million available under the Credit Facility to be drawn.
NOTE 6 — SENIOR AND CONVERTIBLE SENIOR NOTES, NET
Senior and convertible senior notes, net consist of the following (in thousands):

	As of
	September 30, 2016	December 31, 2015
4.50% senior notes due 2018	$175,000	$175,000
7.15% senior notes due 2020. At September 30, 2016 and December 31, 2015 there was approximately $1,991 and $2,418 in net unamortized premium, respectively	301,991	302,418
7.00% senior notes due 2022	300,000	300,000
6.00% senior notes due 2025	200,000	200,000
1.875% convertible senior notes due 2032 (1)	126,500	126,500
Net debt issuance costs	(8,859)	(10,745)
Total	$1,094,632	$1,093,173

(1)	The Convertible Notes may be redeemed by the note-holders on the fifth, tenth and fifteenth anniversary dates of the September 18, 2012 issuance date of the Convertible Notes.

The indentures for all of our senior notes contain covenants including, among others, limitations on the amount of secured debt we may incur, and limitations on sale and leaseback transactions and mergers. We believe we are in compliance with all such covenants as of September 30, 2016. Our convertible senior notes do not have any financial covenants.
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
Financial Instruments: The fair value of our fixed-rate debt is derived from quoted market prices by independent dealers (level 2 inputs as per the discussion above) and is as follows (in thousands):

	As of
	September 30, 2016		December 31, 2015
	Aggregate Principal	Estimated Fair Value	Aggregate Principal	Estimated Fair Value
4.50% senior notes	$175,000	$178,938	$175,000	$175,000
7.15% senior notes	$300,000	$333,750	$300,000	$315,750
7.00% senior notes	$300,000	$334,500	$300,000	$313,500
6.00% senior notes	$200,000	$212,500	$200,000	$197,500
1.875% convertible senior notes	$126,500	$126,184	$126,500	$124,128
Due to the short-term nature of other financial assets and liabilities including our Loans payable and other borrowings, we consider the carrying amounts of our other short-term financial instruments to approximate fair value.
NOTE 8 — EARNINGS PER SHARE
Basic and diluted earnings per common share were calculated as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Basic weighted average number of shares outstanding	40,022	39,663	39,958	39,568
Effect of dilutive securities:
Convertible senior notes (1)	2,176	2,176	2,176	2,176
Stock options and unvested restricted stock	410	353	407	390
Diluted average shares outstanding	42,608	42,192	42,541	42,134
Net earnings as reported	$36,887	$30,308	$97,734	$75,841
Interest attributable to convertible senior notes, net of income taxes	403	385	1,210	1,189
Net earnings for diluted earnings per share	$37,290	$30,693	$98,944	$77,030
Basic earnings per share	$0.92	$0.76	$2.45	$1.92
Diluted earnings per share (1)	$0.88	$0.73	$2.33	$1.83
Antidilutive stock options not included in the calculation of diluted earnings per share	17	3	5	—

(1)	In accordance with ASC 260-10, Earnings Per Share, ("ASC 260-10") we calculate the dilutive effect of convertible securities using the "if-converted" method.

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
A summary of the carrying amount of goodwill follows (in thousands):

	West	Central	East	Financial Services	Corporate	Total
Balance at December 31, 2015	$—	$—	$32,962	$—	$—	$32,962
Additions	—	—	—	—	—	—
Impairments	—	—	—	—	—	—
Balance at September 30, 2016	$—	$—	$32,962	$—	$—	$32,962
NOTE 10 — STOCKHOLDERS’ EQUITY

A summary of changes in shareholders’ equity is presented below (in thousands):

	Nine Months Ended September 30, 2016
	(In thousands)
	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2015	39,669	$397	$559,492	$699,048	$1,258,937
Net earnings	—	—	—	97,734	97,734
Exercise/vesting of stock-based awards	356	3	229	—	232
Excess income tax provision from stock-based awards	—	—	(540)	—	(540)
Stock-based compensation expense	—	—	11,042	—	11,042
Balance at September 30, 2016	40,025	$400	$570,223	$796,782	$1,367,405

	Nine Months Ended September 30, 2015
	(In thousands)
	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2014	39,147	$391	$538,788	$570,310	$1,109,489
Net earnings	—	—	—	75,841	75,841
Exercise/vesting of stock-based awards	519	6	2,875	—	2,881
Excess income tax benefit from stock-based awards	—	—	2,040	—	2,040
Stock-based compensation expense	—	—	12,418	—	12,418
Balance at September 30, 2015	39,666	$397	$556,121	$646,151	$1,202,669

NOTE 11 — STOCK BASED AND DEFERRED COMPENSATION
We have a stock compensation plan, the Amended and Restated 2006 Stock Incentive Plan (the “Plan”), that was adopted in 2006 and has been amended or restated from time to time. The Plan was approved by our stockholders and is administered by our Board of Directors. The provisions of the Plan allow for the grant of stock appreciation rights, restricted stock awards, restricted stock units, performance share awards and performance-based awards in addition to non-qualified and incentive stock options. The Plan authorizes awards to officers, key employees, non-employee directors and consultants for up to 5,350,000 shares of common stock, of which 1,729,563 shares remain available for grant at September 30, 2016. The available shares include shares from expired, terminated or forfeited awards under prior plans that have since expired and are thus available for grant under the Plan. We believe that such awards provide a means of performance-based compensation to attract and retain qualified employees and better align the interests of our employees with those of our stockholders. Non-vested stock awards are usually granted with a five-year ratable vesting period for employees and with a three-year cliff vesting for both non-vested stock and performance-based awards granted to certain senior executive officers and non-employee directors.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stock-based compensation expense	$3,729	$3,953	$11,042	$12,418
Non-vested shares granted	3,500	20,600	497,365	424,387
Performance-based non-vested shares granted	—	—	66,698	66,187
Stock options exercised	—	3,000	14,400	146,640
Restricted stock awards vested (includes performance-based awards)	6,940	1,800	341,490	372,004
The following table includes additional information regarding our Plan (dollars in thousands):

	As of
	September 30, 2016	December 31, 2015
Unrecognized stock-based compensation cost	$21,678	$18,545
Weighted average years expense recognition period	2.82	2.34
Total stock-based awards outstanding (1)	1,169,625	1,078,877

(1)	Includes options outstanding and unvested restricted stock and performance-based awards (at target level) and restricted stock units.

In 2013, we began to offer a non-qualified deferred compensation plan ("deferred compensation plan") to highly compensated employees in order to allow them additional pre-tax income deferrals above and beyond the limits that qualified plans, such as 401k plans, impose on highly compensated employees. We do not currently offer a contribution match on the deferred compensation plan. All contributions to the plan to date have been funded by the employees and, therefore, we have no associated expense related to the deferred compensation plan for the three and nine months ended September 30, 2016 or 2015, other than minor administrative costs.

NOTE 12 — INCOME TAXES
Components of the income tax provision are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Federal	$15,032	$14,251	$38,141	$33,678
State	1,883	2,109	5,848	3,860
Total	$16,915	$16,360	$43,989	$37,538

The effective tax rate for the three and nine months ended September 30, 2016 was 31.4% and 31.0%, respectively, and for the three and nine months ended September 30, 2015 was 35.1% and 33.1%, respectively. Our tax rate has been favorably impacted in both years by the homebuilding manufacturing deduction. Due to the timing of enabling legislation related to federal energy tax credits, the 2016 effective tax rate for both the three and nine months ended September 30, 2016 was reduced, whereas prior year rates not were impacted until the fourth quarter.

On December 18, 2015, Congress passed the Protecting Americans from Tax Hikes (PATH) Act of 2015. The PATH Act was the enabling legislation for claiming federal energy tax credits on homes qualifying in 2015 and 2016. Under ASC 740, the effects of new legislation are not recognized until the period that includes the date of enactment. In accordance with ASC 740, at September 30, 2015 we did not recognize the benefit on our effective tax rate of claiming federal energy tax credits for qualifying 2015 homes. Rather, such benefit was recognized in the fourth quarter of 2015.

At September 30, 2016 and December 31, 2015, we have no unrecognized tax benefits due to the lapse of applicable statutes of limitations and completion of audits for prior years. We believe that our current income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change. Our policy is to accrue interest and penalties on unrecognized tax benefits and include them in federal income tax expense.
We determine our deferred tax assets and liabilities in accordance with ASC 740-10, Income Taxes ("ASC 740"). We evaluate our deferred tax assets, including the benefit from NOLs, by jurisdiction to determine if a valuation allowance is required. Companies must assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. This assessment considers, among other matters, the nature, frequency and severity of cumulative losses, forecasts of future profitability, the length of statutory carry forward periods, experiences with operating losses and experiences of utilizing tax credit carry forwards and tax planning alternatives. We have no valuation allowance on our deferred tax assets and NOL carryovers at September 30, 2016.
At September 30, 2016, we had no remaining federal NOL carry forward or un-utilized federal tax credits. At September 30, 2016, and December 31, 2015 we had tax benefits for state NOL carry forwards of $1.7 million and $1.5 million, respectively, net of federal benefit, that begin to expire in 2028.
At September 30, 2016, we have income taxes payable of $3.0 million, which primarily consists of current federal and state tax accruals, net of estimated tax payments and tax credits. This amount is recorded in Accrued liabilities on the accompanying unaudited balance sheet at September 30, 2016.
We conduct business and are subject to tax in the U.S. and several states. With few exceptions, we are no longer subject to U.S. federal, state, or local income tax examinations by taxing authorities for years prior to 2012. We have one state income tax examination of multiple years under audit at this time and do not expect it to have a material outcome.
The tax benefits from NOLs, built-in losses, and tax credits would be materially reduced or potentially eliminated if we experience an “ownership change” as defined under Internal Revenue Code §382. Based on our analysis performed as of September 30, 2016 we do not believe that we have experienced an ownership change. As a protective measure, our stockholders held a Special Meeting of Stockholders on February 16, 2009 and approved an amendment to our Articles of Incorporation that restricts certain transfers of our common stock. The amendment is intended to help us avoid an unintended ownership change and thereby preserve the value of any tax benefit for future utilization.

NOTE 13 — SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
The following table presents certain supplemental cash flow information (in thousands):

	Nine Months Ended September 30,
	2016	2015
Interest capitalized, net	$(9,053)	$(3,732)
Income taxes paid	$43,860	$37,984
Non-cash operating activities:
Real estate not owned decrease	$—	$(4,999)
Real estate acquired through notes payable	$14,199	$15,220
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

The following segment information is in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Homebuilding revenue (1):
West	$330,805	$270,202	$924,494	$696,854
Central	200,446	191,132	571,036	524,633
East	221,606	208,622	652,989	564,982
Consolidated total	$752,857	$669,956	$2,148,519	$1,786,469
Homebuilding segment operating income:
West	$27,829	$24,347	$71,387	$53,800
Central	18,635	19,524	52,313	54,682
East	9,737	13,849	27,918	35,427
Total homebuilding segment operating income	56,201	57,720	151,618	143,909
Financial services segment profit	5,956	5,601	15,765	13,517
Corporate and unallocated costs (2)	(10,063)	(8,347)	(24,652)	(28,225)
Earnings/(loss) from other unconsolidated entities, net	440	(123)	856	(415)
Interest expense	(167)	(4,187)	(5,127)	(11,962)
Other income, net	1,435	(3,996)	3,263	(3,445)
Net earnings before income taxes	$53,802	$46,668	$141,723	$113,379

(1)	Homebuilding revenue includes the following land closing revenue, by segment, as outlined in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Land closing revenue:
West	$15,543	$—	$15,608	$—
Central	947	7,677	4,659	14,194
East	497	395	920	2,091
Total	$16,987	$8,072	$21,187	$16,285

(2)	Balance consists primarily of corporate costs and numerous shared service functions such as finance and treasury that are not allocated to the homebuilding or financial reporting segments.

	At September 30, 2016
	West	Central		East		Financial Services	Corporate and Unallocated		Total
Deposits on real estate under option or contract	$26,027	$29,757		$35,269		$—	$—		$91,053
Real estate	1,145,566	590,472		692,976		—	—		2,429,014
Investments in unconsolidated entities	382	9,623		—		—	1,826		11,831
Other assets	59,158	87,842	(1)	76,465	(2)	847	116,945	(3)	341,257
Total assets	$1,231,133	$717,694		$804,710		$847	$118,771		$2,873,155

	At December 31, 2015
	West	Central		East		Financial Services	Corporate and Unallocated		Total
Deposits on real estate under option or contract	$28,488	$30,241		$29,110		$—	$—		$87,839
Real estate	1,008,457	505,954		583,891		—	—		2,098,302
Investments in unconsolidated entities	204	8,704		—		—	2,462		11,370
Other assets	55,112	87,313	(1)	77,548	(2)	898	261,395	(3)	482,266
Total assets	$1,092,261	$632,212		$690,549		$898	$263,857		$2,679,777

(1)	Balance consists primarily of development reimbursements from local municipalities and cash.

(2)	Balance consists primarily of goodwill (see Note 9), prepaid permits and fees to local municipalities and cash.

(3)	Balance consists primarily of cash and our deferred tax assets.
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
We contend that four of our co-venturers in the South Edge entity (KB Home, Toll Brothers, Pardee Homes and Beazer Homes) are liable to Meritage for certain issues and events related to the South Edge joint venture and property, and we have filed an arbitration claim against those builders to recover certain amounts from them based on breach of contract, unjust enrichment, and other claims.

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
The words “believe,” “expect,” “anticipate,” “forecast,” “plan,” “intend,” "may," "will," "should," "could," “estimate,” “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. All statements we make other than statements of historical fact are forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements in this Quarterly Report include: statements concerning trends in the homebuilding industry in general, and our markets and results specifically; our operating strategy and initiatives, including our strategy to expand into the first-time buyer segment; the benefits of our land acquisition strategy and structures, including the use and the benefits of land banking and joint ventures; that we expect to redeploy cash generated from operations to acquire and develop lot positions; management estimates regarding joint venture exposure; expectations regarding our industry and our business for the remainder of 2016 and beyond; our expectation that existing guarantees, letters of credit and performance and surety bonds will not be drawn on; the adequacy of our insurance coverage and warranty reserves; our strategy, legal positions and the expected outcome of legal proceedings we are involved in and the sufficiency of our reserves relating thereto; the sufficiency of our liquidity and capital resources to support our business strategy; our ability and willingness to acquire land under option or contract; our strategy and trends and expectations concerning sales prices, sales pace, closings, orders, cancellations, material and labor costs for land development and home construction, gross margins, gross profit, revenues, net earnings, operating leverage, backlog, land prices, changes in and location of active communities, seasonality and the timing of new community openings; our future cash needs; that we may seek to raise additional debt and equity capital; and our intentions regarding the payment of dividends and the use of derivative contracts; our perceptions about the importance of joint ventures to our business; and the impact of seasonality and changes in interest rates.
Important factors that could cause actual results to differ materially from those in forward-looking statements, and that could negatively affect our business include, but are not limited to, the following: the availability and cost of finished lots and undeveloped land; interest rates and changes in the availability and pricing of residential mortgages; fluctuations in the availability and cost of labor; changes in tax laws that adversely impact us or our homebuyers; the continued availability of energy tax credits; reversal of the current economic recovery; the ability of our potential buyers to sell their existing homes; cancellation rates; inflation in the cost of materials used to develop communities and construct homes; the adverse effect of slower order absorption rates; impairments of our real estate inventory; a change to the feasibility of projects under option or contract that could result in the write-down or write-off of option deposits; our potential exposure to natural disasters or severe weather conditions; competition; construction defect and home warranty claims; failures in health and safety performance; our success in prevailing on contested tax positions; our ability to obtain performance bonds in connection with our development work; the loss of key personnel; enactment of new laws or regulations and our failure to comply with laws and regulations; our limited geographic diversification; fluctuations in quarterly operating results; our level of indebtedness; our ability to obtain financing; our ability to successfully integrate acquired companies and achieve anticipated benefits from these acquisitions; our compliance with government regulations and the effect of legislative or other initiatives that seek to restrain growth of new housing construction or similar measures; legislation relating to energy and climate change; the replication of our energy-efficient technologies by our competitors; our exposure to information technology failures and security breaches; and other factors identified in documents filed by the Company with the Securities and Exchange Commission, including those set forth in our Form 10-K for the year ended December 31, 2015 under the caption “Risk Factors,” which can be found on our website.
Forward-looking statements express expectations of future events. All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events and they are subject to numerous known and unknown risks and uncertainties that could cause actual events or results to differ materially from those projected. Due to these inherent uncertainties, the investment community is urged not to place undue reliance on forward-looking statements. In addition, we undertake no obligations to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to projections over time, except as required by law.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview and Outlook
The housing market has generally experienced a steady level of growth throughout 2016 supported by a stable economic environment with low interest rates, modest wage growth and lower unemployment. The demand for new homes has resulted in rising average sales prices in some geographies, as well as rising land and labor costs and, in some markets, labor shortages. These cost increases are out-pacing home price increases in many markets, creating pressure on both margins and cycle times. We believe the current homebuilding cycle will continue on a slow but steady improvement trajectory, which should help better align the rising land and labor prices with consumer demand. We continue to strategically focus on expanding our presence in markets through acquisitions and development of well-located communities offering homes with energy-efficient features and appealing designs. We are always considering new market opportunities and we have entered six new markets over the last five years. We are also focused on expanding our presence in the growing first-time homebuyer segment as we continue to open new communities featuring plans targeted to that demographic.
Summary Company Results
Total home closing revenue was $735.9 million and $2.1 billion for the three and nine months ended September 30, 2016, respectively, representing 11.2% and 20.2% increases over the corresponding prior year periods. Due to higher home closing revenue with $74.0 million and $357.1 million increases for the three and nine months ended September 30, 2016, respectively, we benefited from higher home closing gross profit in both periods. This revenue growth was the principle driver of our higher net income of $36.9 million and $97.7 million for the three and nine months ended September 30, 2016, respectively, as compared to $30.3 million and $75.8 million for the respective 2015 periods. Net income also benefited from lower interest expense than the prior year for both the three- and nine-month periods of 2016 as we have more inventory under development that qualifies for interest capitalization. Interest income from municipalities related to reimbursable land development costs favorably impacted Other income/(expense) in both the third quarter and year to date of 2016 while an adverse legal ruling unfavorably impacted the same periods in the prior year, which further contributed to the improved net income in 2016.
On a consolidated basis, we experienced year-over-year growth in closings, orders and backlog, in both units and value for both the three and nine months ended September 30, 2016 as compared to prior year. We ended the third quarter of 2016 with 3,251 homes in backlog, valued at $1.4 billion, representing 6.8% and 8.8% increases over September 30, 2015, respectively. Our average sales price for homes in backlog increased 1.8% to $423,200 at September 30, 2016 from $415,700 at September 30, 2015, with increases reported in nearly all our markets.
Company Positioning
We believe that the investments in our new communities, new markets and industry-leading energy-efficient product offerings create a differentiated strategy that has aided us in our growth in the highly competitive new home market. We remain focused on our main goals of growing our orders pace and returning to normalized gross margins while controlling overhead costs and maintaining a strong balance sheet. To help meet these goals, we continue to focus on the following initiatives:

•	Continuing to actively acquire and develop land in key markets in order to maintain and grow our lot supply and active community count;

•	Introducing LiVE.NOW, our newest 'entry-level plus' collection of product offerings that targets the growing first-time homebuyer segment;

•	Expanding market share in our smaller markets;

•	Managing cost increases through national and regional vendor relationships with a focus on quality construction and warranty management;

•	Generating additional revenue while managing costs, allowing us to improve overhead operating leverage in all of our markets;

•	Generating additional working capital and maintaining adequate liquidity;

•	Increasing orders pace through the use of our consumer and market research to build homes that offer our buyers their desired features and amenities;

•	Continuing to innovate and promote our energy efficiency program to drive sales;

•	Adapting sales and marketing efforts to increase traffic and allow us to favorably compete with both resale and new homes;

•	Actively monitoring and adjusting our sales, construction and closing processes through customer satisfaction surveys; and

•	Promoting a positive environment for our employees in order to retain our employees and minimize turnover.

Critical Accounting Policies
The accounting policies we deem most critical to us and that involve the most difficult, subjective or complex judgments include revenue recognition, valuation of real estate, goodwill, deferred tax assets and warranty reserves as well as the calculation of compensation cost relating to share-based payments. There have been no significant changes to our critical accounting policies during the nine months ended September 30, 2016 compared to those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our 2015 Annual Report on Form 10-K.

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

	Three Months Ended September 30,		Quarter over Quarter
	2016	2015	Chg $	Chg %
Home Closing Revenue
Total
Dollars	$735,870	$661,884	$73,986	11.2%
Homes closed	1,800	1,712	88	5.1%
Average sales price	$408.8	$386.6	$22.2	5.7%
West Region
Arizona
Dollars	$89,092	$92,888	$(3,796)	(4.1)%
Homes closed	253	302	(49)	(16.2)%
Average sales price	$352.1	$307.6	$44.5	14.5%
California
Dollars	$142,056	$120,387	$21,669	18.0%
Homes closed	251	236	15	6.4%
Average sales price	$566.0	$510.1	$55.9	11.0%
Colorado
Dollars	$84,114	$56,927	$27,187	47.8%
Homes closed	167	123	44	35.8%
Average sales price	$503.7	$462.8	$40.9	8.8%
West Region Totals
Dollars	$315,262	$270,202	$45,060	16.7%
Homes closed	671	661	10	1.5%
Average sales price	$469.8	$408.8	$61.0	14.9%
Central Region - Texas
Central Region Totals
Dollars	$199,499	$183,455	$16,044	8.7%
Homes closed	542	517	25	4.8%
Average sales price	$368.1	$354.8	$13.3	3.7%
East Region
Florida
Dollars	$85,647	$90,285	$(4,638)	(5.1)%
Homes closed	206	202	4	2.0%
Average sales price	$415.8	$447.0	$(31.2)	(7.0)%
Georgia
Dollars	$27,477	$20,663	$6,814	33.0%
Homes closed	83	62	21	33.9%
Average sales price	$331.0	$333.3	$(2.3)	(0.7)%
North Carolina
Dollars	$71,641	$63,532	$8,109	12.8%
Homes closed	177	165	12	7.3%
Average sales price	$404.8	$385.0	$19.8	5.1%
South Carolina
Dollars	$22,658	$25,812	$(3,154)	(12.2)%
Homes closed	76	80	(4)	(5.0)%
Average sales price	$298.1	$322.7	$(24.6)	(7.6)%
Tennessee
Dollars	$13,686	$7,935	$5,751	72.5%
Homes closed	45	25	20	80.0%
Average sales price	$304.1	$317.4	$(13.3)	(4.2)%
East Region Totals
Dollars	$221,109	$208,227	$12,882	6.2%
Homes closed	587	534	53	9.9%
Average sales price	$376.7	$389.9	$(13.2)	(3.4)%

	Nine Months Ended September 30,		Quarter over Quarter
	2016	2015	Chg $	Chg %
Home Closing Revenue
Total
Dollars	$2,127,332	$1,770,184	$357,148	20.2%
Homes closed	5,238	4,603	635	13.8%
Average sales price	$406.1	$384.6	$21.5	5.6%
West Region
Arizona
Dollars	$258,139	$227,367	$30,772	13.5%
Homes closed	749	717	32	4.5%
Average sales price	$344.6	$317.1	$27.5	8.7%
California
Dollars	$418,834	$302,573	$116,261	38.4%
Homes closed	738	565	173	30.6%
Average sales price	$567.5	$535.5	$32.0	6.0%
Colorado
Dollars	$231,913	$166,914	$64,999	38.9%
Homes closed	474	364	110	30.2%
Average sales price	$489.3	$458.6	$30.7	6.7%
West Region Totals
Dollars	$908,886	$696,854	$212,032	30.4%
Homes closed	1,961	1,646	315	19.1%
Average sales price	$463.5	$423.4	$40.1	9.5%
Central Region - Texas
Central Region Totals
Dollars	$566,377	$510,439	$55,938	11.0%
Homes closed	1,563	1,466	97	6.6%
Average sales price	$362.4	$348.2	$14.2	4.1%
East Region
Florida
Dollars	$252,311	$254,607	$(2,296)	(0.9)%
Homes closed	619	589	30	5.1%
Average sales price	$407.6	$432.3	$(24.7)	(5.7)%
Georgia
Dollars	$76,874	$49,178	$27,696	56.3%
Homes closed	229	156	73	46.8%
Average sales price	$335.7	$315.2	$20.5	6.5%
North Carolina
Dollars	$198,525	$148,721	$49,804	33.5%
Homes closed	474	389	85	21.9%
Average sales price	$418.8	$382.3	$36.5	9.5%
South Carolina
Dollars	$71,577	$77,630	$(6,053)	(7.8)%
Homes closed	231	247	(16)	(6.5)%
Average sales price	$309.9	$314.3	$(4.4)	(1.4)%
Tennessee
Dollars	$52,782	$32,755	$20,027	61.1%
Homes closed	161	110	51	46.4%
Average sales price	$327.8	$297.8	$30.0	10.1%
East Region Totals
Dollars	$652,069	$562,891	$89,178	15.8%
Homes closed	1,714	1,491	223	15.0%
Average sales price	$380.4	$377.5	$2.9	0.8%

	Three Months Ended September 30,		Quarter over Quarter
	2016	2015	Chg $	Chg %
Home Orders (1)
Total
Dollars	$715,562	$629,977	$85,585	13.6%
Homes ordered	1,737	1,567	170	10.8%
Average sales price	$412.0	$402.0	$10.0	2.5%
West Region
Arizona
Dollars	$116,815	$96,867	$19,948	20.6%
Homes ordered	345	272	73	26.8%
Average sales price	$338.6	$356.1	$(17.5)	(4.9)%
California
Dollars	$125,920	$110,076	$15,844	14.4%
Homes ordered	216	203	13	6.4%
Average sales price	$583.0	$542.2	$40.8	7.5%
Colorado
Dollars	$66,213	$43,782	$22,431	51.2%
Homes ordered	121	84	37	44.0%
Average sales price	$547.2	$521.2	$26.0	5.0%
West Region Totals
Dollars	$308,948	$250,725	$58,223	23.2%
Homes ordered	682	559	123	22.0%
Average sales price	$453.0	$448.5	$4.5	1.0%
Central Region - Texas
Central Region Totals
Dollars	$178,934	$165,206	$13,728	8.3%
Homes ordered	488	452	36	8.0%
Average sales price	$366.7	$365.5	$1.2	0.3%
East Region
Florida
Dollars	$95,946	$94,114	$1,832	1.9%
Homes ordered	208	227	(19)	(8.4)%
Average sales price	$461.3	$414.6	$46.7	11.3%
Georgia
Dollars	$28,841	$23,143	$5,698	24.6%
Homes ordered	85	67	18	26.9%
Average sales price	$339.3	$345.4	$(6.1)	(1.8)%
North Carolina
Dollars	$61,537	$57,168	$4,369	7.6%
Homes ordered	149	138	11	8.0%
Average sales price	$413.0	$414.3	$(1.3)	(0.3)%
South Carolina
Dollars	$22,434	$26,766	$(4,332)	(16.2)%
Homes ordered	71	88	(17)	(19.3)%
Average sales price	$316.0	$304.2	$11.8	3.9%
Tennessee
Dollars	$18,922	$12,855	$6,067	47.2%
Homes ordered	54	36	18	50.0%
Average sales price	$350.4	$357.1	$(6.7)	(1.9)%
East Region Totals
Dollars	$227,680	$214,046	$13,634	6.4%
Homes ordered	567	556	11	2.0%
Average sales price	$401.6	$385.0	$16.6	4.3%

(1)
Home orders for any period represent the aggregate sales price of all homes ordered, net of cancellations. We do not include orders contingent upon the sale of a customer’s existing home as a sales contract until the contingency is removed.

	Nine Months Ended September 30,		Quarter over Quarter
	2016	2015	Chg $	Chg %
Home Orders (1)
Total
Dollars	$2,365,508	$2,188,604	$176,904	8.1%
Homes ordered	5,797	5,532	265	4.8%
Average sales price	$408.1	$395.6	$12.5	3.2%
West Region
Arizona
Dollars	$322,807	$290,172	$32,635	11.2%
Homes ordered	935	880	55	6.3%
Average sales price	$345.2	$329.7	$15.5	4.7%
California
Dollars	$442,863	$419,987	$22,876	5.4%
Homes ordered	775	750	25	3.3%
Average sales price	$571.4	$560.0	$11.4	2.0%
Colorado
Dollars	$237,237	$213,610	$23,627	11.1%
Homes ordered	459	454	5	1.1%
Average sales price	$516.9	$470.5	$46.4	9.9%
West Region Totals
Dollars	$1,002,907	$923,769	$79,138	8.6%
Homes ordered	2,169	2,084	85	4.1%
Average sales price	$462.4	$443.3	$19.1	4.3%
Central Region - Texas
Central Region Totals
Dollars	$597,947	$574,533	$23,414	4.1%
Homes ordered	1,629	1,644	(15)	(0.9)%
Average sales price	$367.1	$349.5	$17.6	5.0%
East Region
Florida
Dollars	$295,453	$295,634	$(181)	(0.1)%
Homes ordered	702	693	9	1.3%
Average sales price	$420.9	$426.6	$(5.7)	(1.3)%
Georgia
Dollars	$102,392	$64,051	$38,341	59.9%
Homes ordered	305	197	108	54.8%
Average sales price	$335.7	$325.1	$10.6	3.3%
North Carolina
Dollars	$205,562	$191,460	$14,102	7.4%
Homes ordered	497	467	30	6.4%
Average sales price	$413.6	$410.0	$3.6	0.9%
South Carolina
Dollars	$95,123	$85,767	$9,356	10.9%
Homes ordered	296	283	13	4.6%
Average sales price	$321.4	$303.1	$18.3	6.0%
Tennessee
Dollars	$66,124	$53,390	$12,734	23.9%
Homes ordered	199	164	35	21.3%
Average sales price	$332.3	$325.5	$6.8	2.1%
East Region Totals
Dollars	$764,654	$690,302	$74,352	10.8%
Homes ordered	1,999	1,804	195	10.8%
Average sales price	$382.5	$382.7	$(0.2)	(0.1)%

(1)
Home orders for any period represent the aggregate sales price of all homes ordered, net of cancellations. We do not include orders contingent upon the sale of a customer’s existing home as a sales contract until the contingency is removed.

	Three Months Ended September 30,
	2016		2015
	Ending	Average	Ending	Average
Active Communities
Total	237	239.0	250	245.0
West Region
Arizona	40	41.5	41	42.0
California	29	27.0	26	23.0
Colorado	10	11.0	15	15.5
West Region Totals	79	79.5	82	80.5
Central Region - Texas
Central Region Totals	74	73.5	70	68.0
East Region
Florida	26	26.0	31	30.5
Georgia	17	17.0	17	16.5
North Carolina	19	20.5	25	25.0
South Carolina	15	15.5	17	18.5
Tennessee	7	7.0	8	6.0
East Region Totals	84	86.0	98	96.5

	Nine Months Ended September 30,
	2016		2015
	Ending	Average	Ending	Average
Active Communities
Total	237	245.5	250	239.5
West Region
Arizona	40	40.5	41	41.0
California	29	26.5	26	25.0
Colorado	10	13.0	15	16.0
West Region Totals	79	80.0	82	82.0
Central Region - Texas
Central Region Totals	74	73.0	70	64.5
East Region
Florida	26	28.5	31	30.0
Georgia	17	17.0	17	15.0
North Carolina	19	22.5	25	23.0
South Carolina	15	16.5	17	18.5
Tennessee	7	8.0	8	6.5
East Region Totals	84	92.5	98	93.0

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cancellation Rates (1)
Total	14%	15%	12%	12%
West Region
Arizona	12%	11%	12%	9%
California	19%	14%	13%	10%
Colorado	13%	18%	10%	11%
West Region Totals	14%	14%	12%	10%
Central Region - Texas
Central Region Totals	16%	19%	15%	15%
East Region
Florida	13%	11%	11%	14%
Georgia	12%	16%	13%	13%
North Carolina	10%	11%	8%	10%
South Carolina	15%	9%	8%	8%
Tennessee	7%	23%	8%	10%
East Region Totals	12%	12%	10%	12%

(1)	Cancellation rates are computed as the number of canceled units for the period divided by the gross sales units for the same period.

	At September 30,		Quarter over Quarter
	2016	2015	Chg $	Chg %
Order Backlog (1)
Total
Dollars	$1,375,857	$1,264,872	$110,985	8.8%
Homes in backlog	3,251	3,043	208	6.8%
Average sales price	$423.2	$415.7	$7.5	1.8%
West Region
Arizona
Dollars	$182,574	$129,023	$53,551	41.5%
Homes in backlog	503	355	148	41.7%
Average sales price	$363.0	$363.4	$(0.4)	(0.1)%
California
Dollars	$208,175	$241,377	$(33,202)	(13.8)%
Homes in backlog	326	397	(71)	(17.9)%
Average sales price	$638.6	$608.0	$30.6	5.0%
Colorado
Dollars	$167,475	$168,329	$(854)	(0.5)%
Homes in backlog	317	358	(41)	(11.5)%
Average sales price	$528.3	$470.2	$58.1	12.4%
West Region Totals
Dollars	$558,224	$538,729	$19,495	3.6%
Homes in backlog	1,146	1,110	36	3.2%
Average sales price	$487.1	$485.3	$1.8	0.4%
Central Region - Texas
Central Region Totals
Dollars	$381,764	$373,135	$8,629	2.3%
Homes in backlog	1,008	1,036	(28)	(2.7)%
Average sales price	$378.7	$360.2	$18.5	5.1%
East Region
Florida
Dollars	$161,148	$143,597	$17,551	12.2%
Homes in backlog	370	341	29	8.5%
Average sales price	$435.5	$421.1	$14.4	3.4%
Georgia
Dollars	$58,944	$31,457	$27,487	87.4%
Homes in backlog	171	94	77	81.9%
Average sales price	$344.7	$334.6	$10.1	3.0%
North Carolina
Dollars	$118,515	$110,907	$7,608	6.9%
Homes in backlog	283	263	20	7.6%
Average sales price	$418.8	$421.7	$(2.9)	(0.7)%
South Carolina
Dollars	$53,657	$34,257	$19,400	56.6%
Homes in backlog	153	106	47	44.3%
Average sales price	$350.7	$323.2	$27.5	8.5%
Tennessee
Dollars	$43,605	$32,790	$10,815	33.0%
Homes in backlog	120	93	27	29.0%
Average sales price	$363.4	$352.6	$10.8	3.1%
East Region Totals
Dollars	$435,869	$353,008	$82,861	23.5%
Homes in backlog	1,097	897	200	22.3%
Average sales price	$397.3	$393.5	$3.8	1.0%

(1)	Our backlog represents net sales that have not closed.

Operating Results

Companywide. Home closing revenue for the three months ended September 30, 2016 increased 11.2% to $735.9 million when compared to the same quarter of the prior year, driven by a 5.1% increase in volume for 88 additional home closings with higher average sales prices of $22,200 or 5.7%. Home orders also improved during the quarter, with order value growing by 13.6% to $715.6 million on 1,737 homes in 2016 as compared to $630.0 million on 1,567 homes in 2015. This was primarily the result of the 10.8% additional units, along with a $10,000 increase in average sales prices. Improved home orders and higher average sales prices resulted in our 208-home and $111.0 million increase in ending backlog, 6.8% and 8.8% higher than the prior year, respectively. In the three months ended September 30, 2016, the orders pace grew in many of the markets in which we operate, providing a consolidated 14.1% year-over-year improvement with 7.3 homes ordered per average number of communities in 2016 compared to 6.4 in the comparable 2015 period.

For the nine months ended September 30, 2016, home closings grew by 635 units and $357.1 million for ending home closing revenue of $2.1 billion, 20.2% higher than the nine month period in 2015. The combination of improved order volume and higher average sales prices, 4.8% and 3.2%, respectively, led to 5,797 homes ordered with a value of $2.4 billion as of September 30, 2016.

West. During the three months ended September 30, 2016, the West region led the company in home closing volume and revenue, as well as year-over-year growth in home closing revenue. Home closing revenue rose 16.7% over the 2015 period, mainly from the $61,000 increase in average sales prices, resulting in 671 closings valued at $315.3 million for the three months ended September 30, 2016, compared to 661 closings and $270.2 million, respectively, for 2015. Order units and value in the West Region improved by 22.0% and 23.2%, respectively, ending the quarter with 682 orders valued at $308.9 million versus 559 orders valued at $250.7 million in the prior year. The additional 123 units ordered is a result of the improved orders pace of 8.6 for the quarter ended September 30, 2016 as compared to 6.9 in 2015, demonstrating the high demand in the Region.

California was the largest contributor to home closing revenue in the Region during the third quarter with $142.1 million on 251 units, 18.0% and 6.4% increases over 2015, respectively. We opened several new communities across California during the period, resulting in a 17.4% increase in average active communities over prior year. This increase contributed to a 6.4% increase in orders along with a 14.4% increase in order value, resulting from a $40,800 increase in average sales prices. The exceptionally fast sell out of several Northern California communities contributed to some slowing in orders pace, however California still maintains a pace that exceeds the company average. Colorado provided the largest gains on closings within the Region over prior year with 47.8% and 35.8% increases in home closing revenue and units, respectively. The increase in closings, coupled with a $40,900 increase in average sales prices resulted in $84.1 million in home closing revenue in the third quarter of 2016 compared to $56.9 million in 2015. Colorado also provided higher orders year over year, with a 103.7% improvement in orders pace which more than offset the 29.0% decline in the average number of actively-selling communities. This translated to a 44.0% increase in orders over the third quarter of 2015, ending with 121 homes ordered valued at $66.2 million. The tremendous demand in this market is evidenced in the rising average sales prices and the 11.0 orders per average number of communities, the highest orders pace in the company. We expect the rising average sales prices to temper as we introduce more communities targeted to first time move-up homebuyers currently expected to open for sales in 2017. Home closing revenue in Arizona declined by 4.1% to $89.1 million, as we closed 16.2% fewer units than in 2015 mainly due to a slower spring selling season in 2016 than prior year. The 27.7% improved orders pace, from 6.5 in 2015 to 8.3 in 2016, provided total order value growth of 20.6%, or $19.9 million. As evidenced by the stronger orders pace, demand is strengthening in some segments of the Arizona market, particularly in some of our newly opened communities that appeal to the first time homebuyer segment which have lower average sales prices.

Year-to-date results in the West Region reflect the largest improvements in closings and associated revenue in the company over prior year. The number and value of units closed versus prior year increased by 19.1% and 30.4%, respectively, with increases in all states within the Region. Orders and order value also improved in all states for a total increase of $79.1 million or 8.6%, with 85 additional orders and a $19,100 increase in average sales price. Demand in the West remains high, providing the strongest orders pace in the Company. The high demand, as well as a shift in product mix compared to prior year, has helped to drive improving average sales prices in each market in the West. The Region ended the third quarter with overall growth in ending backlog of $19.5 million on 36 additional units, ending the quarter with 1,146 homes valued at $558.2 million.

Central. In the third quarter of 2016, the Central Region, made up of our Texas markets, closed 542 homes and generated $199.5 million in home closing revenue, 4.8% and 8.7% improvements, respectively, leading to overall home closing revenue growth of $16.0 million. Orders also improved in the third quarter, growing by 8.0% to a total of 488 units valued at $178.9 million as compared to 452 units valued at $165.2 million in the prior year. Average community count increased by

8.1% in the third quarter while orders pace remained consistent with prior year at 6.6 orders per average number of communities. While our Houston market continues to perform below recent years and there has been some softening at higher price points in our Dallas/Ft. Worth market, the Central Region historically provides our least volatile results year-over-year. We remain confident in the long-term outlook for the Region and we have significant plans for growth through community openings scheduled over the next twelve months.

Year-to-date results in the Central Region echoed the third quarter results with 6.6% and 11.0% increases in closings and revenue, respectively. Order value improved by $23.4 million over prior year, primarily as a result of a $17,600 increase in average sales prices coupled with a slight decline in orders. Average community count year to date improved 13.2% over prior year. The Region ended the quarter with backlog of 1,008 homes valued at $381.8 million, a 2.3% improvement in backlog value primarily driven by an $18,500 increase in average sales prices.

East. Our East region generated 587 closings and $221.1 million in revenue in the third quarter of 2016, 9.9% and 6.2% increases, respectively, from the same period in 2015. Order value in the East region grew $13.6 million on 11 additional units over prior year primarily as a result of a $16,600 increase in average sales prices despite a 10.9% decrease in average community count. The Region benefited from a 13.8% higher orders pace with significant improvements over prior year in nearly all of our markets. We anticipate opening several new communities in the Region during the first quarter of 2017 in advance of the spring selling season.

The Florida market, as the largest contributor to the Region's results, reported $85.6 million in home closing revenue on 206 closings. The 2.0% increase in homes closed during the quarter was offset by an average sales price decline of $31,200, resulting in a 5.1% decrease in revenue compared to prior year. A shift in product mix in the state directly contributed to the sales price decline as several luxury communities with above-average sales prices contributed a higher percentage of closings in the third quarter of 2015 than 2016. The Florida market generated 208 orders for the three-month period ending September 30, 2016, an 8.4% decrease from 2015, which was offset by an 11.3% increase in average sales price for a total order value of $95.9 million. The improvement in average sales prices on orders during the quarter relates primarily to product mix with a larger percentage of 2016 order value from communities at higher price points than the comparable 2015 period. The order volume decline was largely the result of 14.8% fewer average communities during the quarter, which was partially offset by an 8.1% improvement in orders pace over prior year. Several community openings are planned in Florida in the early part of 2017. Operations in North Carolina expanded their overall contribution to the Region's results year-over-year, with 177 homes closed and $71.6 million in home closing revenue, 7.3% and 12.8% improvements, respectively. In addition, North Carolina contributed 149 homes ordered and $61.5 million in order value in the third quarter of 2016. Order volume and value increased by 8.0% and 7.6%, respectively, over the prior year due primarily to the 32.7% improvement in orders pace despite a temporary reduction in the average community count. New community openings in the North Carolina market are scheduled for the first half of 2017. Tennessee generated significant home closing revenue growth in the third quarter of 2016, $5.8 million higher than the respective period in 2015 on 20 more units, representing 72.5% and 80.0% increases over prior year. The largest driver for this was the 23.1% increase in average actively-selling communities year to date, which also contributed to the 50.0% higher number of units ordered and 47.2% increase in order value. Growth in Georgia continues to be a strategic focus for us, as this market demonstrates solid buyer demand and is one of the strongest homebuilding markets in the country. Accordingly, operations in Georgia continue to expand and provided 83 closings valued at $27.5 million during the third quarter of 2016, 33.9% and 33.0% increases over prior year, respectively. Orders in Georgia grew by 26.9% or 18 units, largely attributable to a 22.0% increase in the orders pace during the quarter combined with a nominal increase in average communities. Total order value improved by $5.7 million year over year. The South Carolina market provided 76 closings and $22.7 million in home closing revenue during the third quarter of 2016, down 5.0% and 12.2% respectively from prior year, primarily due to a 16.2% decline in average communities. This decline also contributed to a 17 unit or 19.3% decline in orders during the third quarter compared to prior year.
The year-to-date East Region results through September 30, 2016 were similar to those of the third quarter, with 1,714 units closed, providing $652.1 million in home closing revenue, 15.0% and 15.8% higher than the 2015 period. The number and value of orders also improved by 195 units and $74.4 million, each representing increases of 10.8% over the prior year. The Region finished the third quarter of 2016 with 1,097 units in backlog with a value of $435.9 million, 22.3% and 23.5% improvements over 2015, respectively.
Land Closing Revenue and Gross Profit
From time to time, we may sell certain lots or land parcels to other homebuilders, developers or investors if we feel the sale will provide a greater economic benefit to us than continuing home construction or where we are looking to diversify our land positions in the specific geography. As a result of such sales, we recognized land closing revenue of $17.0 million and $8.1 million for the three months ending September 30, 2016 and 2015, respectively and $21.2 million and $16.3 million for the nine months ended September 30, 2016 and 2015, respectively. For both years, modest profits were achieved on these land sales, $0.9 million and $0.6 million for the three months ended September 30, 2016 and 2015, respectively and $1.7 million and $1.3 million for the nine months ended September 30, 2016 and 2015, respectively.
Other Operating Information (dollars in thousands)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
	Dollars	Percent of Home Closing Revenue	Dollars	Percent of Home Closing Revenue	Dollars	Percent of Home Closing Revenue	Dollars	Percent of Home Closing Revenue
Home Closing Gross Profit (1)
Total	$130,979	17.8%	$125,617	19.0%	$372,072	17.5%	$335,341	18.9%

West	$56,381	17.9%	$50,377	18.6%	$156,879	17.3%	$126,274	18.1%

Central	$39,546	19.8%	$39,247	21.4%	$112,664	19.9%	$109,973	21.5%

East	$35,052	15.9%	$35,993	17.3%	$102,529	15.7%	$99,094	17.6%

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

Companywide. Home closing gross profit for the three and nine months ended September 30, 2016 was $131.0 million and $372.1 million, respectively, increases of $5.4 million and $36.7 million versus the respective periods in 2015 as a result of higher home closing revenue from more units closed and higher average sales prices. The 120 and 140 basis point declines in home closing gross margin for the three and nine months ended September 30, 2016, respectively, is primarily from a combination of higher labor, construction and land costs in the 2016 periods than in the comparable prior year periods, partially offset by increasing average sales prices. Labor costs have not yet normalized and land prices continue to place pressure on margins, as most of our markets continue to experience steadily increasing land prices. Despite the year over year decline, home closing gross margin improved sequentially from the second quarter of 2016 by 50 basis points, thanks in part to our success in achieving higher average sales prices in high demand markets.
West. Our West Region reported lower year-over-year home closing gross margin, 17.9% for the third quarter of 2016 compared to 18.6% in 2015, although improved sequentially by 70 basis points from the second quarter of 2016. The year-over-year margin decline is largely the result of higher land prices in the Region, as we are focused on building communities in highly sought-after submarkets, which demand high land prices. In particular, 2015 margins in the Southern California markets benefited from lower land prices in several communities that are now closed as compared to the replacement communities with closings in 2016. We are making concerted efforts to maximize margins in the Region and have been successful with raising average sales prices in certain markets that offset land and labor cost increases. Home closing gross margin for the nine months ended September 30, 2016 also declined from 18.1% in 2015 to 17.3% in 2016 for the same reasons noted for the third quarter.
Central. The Central Region produced the highest home closing gross margin in the company, although the third quarter margins declined year over year, with 19.8% in 2016 versus 21.4% in 2015. While we have experienced some pricing power with improved average sales prices, the increases are at a slower pace than that of rising labor, construction and land costs. In addition, several higher margin communities closed out, providing fewer 2016 closings than in the prior year. Year-to-date margins in this Region declined to 19.9% in 2016 versus 21.5% in 2015, also related to the circumstances described for the third quarter.
East. The East Region gross margins in the third quarter and first nine months of 2016 of 15.9% and 15.7%, respectively, declined from the 17.3% and 17.6% for the respective periods in 2015. Margins improved sequentially from the second quarter by 50 basis points. A shift in product mix in Florida contributed to the decline in margin year over year, as several luxury communities that generated above-average margins with high closing volume in 2015 tapered off in 2016. This Region currently delivers our lowest gross margins, although our newer divisions are seeing improvements in terms of operational efficiencies, as their volumes are increasing and we continue to shift product mix as we expand our operations in these markets.

Financial Services Profit (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2015	2014
Financial services profit	$5,956	$5,601	$15,765	$13,517
Financial services profit represents the net profit of our financial services operations, including the operating profit generated by our wholly-owned title company, Carefree Title, as well as our portion of earnings from a mortgage joint venture. The increase in financial services profit year over year is the result of the increases in home closings and revenue.
Selling, General and Administrative Expenses and Other Expenses ($ in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Commissions and Other Sales Costs
Dollars	$(52,478)	$(48,097)	$(155,034)	$(134,876)
Percent of home closing revenue	7.1%	7.3%	7.3%	7.6%
General and Administrative Expenses
Dollars	$(33,258)	$(28,774)	$(91,774)	$(86,074)
Percent of total closing revenue	4.4%	4.3%	4.3%	4.8%
Earnings/(Loss) from Other Unconsolidated Entities, Net
Dollars	$440	$(123)	$856	$(415)
Interest Expense
Dollars	$(167)	$(4,187)	$(5,127)	$(11,962)
Other Income, Net
Dollars	$1,435	$(3,996)	$3,263	$(3,445)
Provision for Income Taxes
Dollars	$(16,915)	$(16,360)	$(43,989)	$(37,538)
Commissions and Other Sales Costs. Commissions and other sales costs are comprised of internal and external commissions and related sales and marketing expenses such as advertising and sales office costs. As a result of the additional revenues on homes closed, these costs increased by $4.4 million and $20.2 million for the three and nine months ended September 30, 2016, respectively, versus the 2015 periods. As a percentage of home closing revenue, commissions and other sales costs declined by 20 basis points and 30 basis points, respectively, to 7.1% and 7.3% during the three and nine months ended September 30, 2016 compared to the respective 2015 periods as a result of improved overhead leverage on the additional revenue dollars. We have made concerted efforts to contain these costs and recently modified our internal commission structure as part of our cost-cutting initiatives.
General and Administrative Expenses. General and administrative expenses represent corporate and divisional overhead expenses such as salaries and bonuses, occupancy, insurance and travel expenses. For the three months ended September 30, 2016, general and administrative expenses were $33.3 million compared to $28.8 million in 2015. For the nine months ended September 30, 2015, we had $91.8 million in expenses as compared to $86.1 million for the same period in 2015. As a percentage of total closing revenue, these costs were relatively flat, increasing by 10 basis points for the three month period ending September 30, 2016 to 4.4% and declining by 50 basis points for the nine-month period ending September 30, 2016 to 4.3%. This improved leverage year to date is mainly attributable to the additional closing revenue in 2016 over 2015. We continually strive to optimize overhead leverage through cost control efforts at both corporate and divisional levels.
Earnings/(Loss) from Other Unconsolidated Entities, Net. Earnings/(loss) from other unconsolidated entities, net represents our portion of pre-tax earnings/(losses) from non-financial services joint ventures. Included in this amount is both the pass through of earnings/(losses) from the joint ventures' most recently available financial statements as well as any accrued expected earnings/(losses) for the periods presented that might not have been reflected in the joint ventures' financial statements provided to us. The three- and nine-month periods ended September 30, 2016 reported earnings of $0.4 million and $0.9 million, respectively, compared to losses for the prior year periods of $0.1 million and $0.4 million, respectively. The 2016 earnings are the result of land sales recorded in our land joint ventures in 2016, with minimal comparable land sales in 2015.

Interest Expense. Interest expense is comprised of interest incurred, but not capitalized, on our senior notes, convertible senior notes and our Credit Facility. Interest expense decreased year over year for both the three- and nine-month periods, as we have more inventory under development that qualifies for interest capitalization. During the three months ended September 30, 2016 and September 30, 2015, our non-capitalizable interest expense was $0.2 million and $4.2 million, respectively. For the year-to-date results, our interest expense was $5.1 million and $12.0 million, respectively.
Other Income/(Expense), Net. Other income/(expense), net, primarily consists of (i) forfeited deposits from potential homebuyers who canceled their purchase contracts with us, (ii) sublease income, (iii) interest earned on our cash and cash equivalents, and (iv) payments and awards related to legal settlements. Other income/(expense), net was favorably impacted in 2016 both in the third quarter and year to date by interest income from municipalities related to reimbursable land development costs while a $4.1 million adverse legal ruling unfavorably impacted the same periods in the prior year.
Income Taxes. Our effective tax rate was 31.4% and 35.1% for the three months ended September 30, 2016 and 2015, respectively, and 31.0% and 33.1% for the nine months ended September 30, 2016 and 2015, respectively. Our tax rate has been favorably impacted in both years by the homebuilding manufacturing deduction. Due to the timing of enabling legislation related to federal energy tax credits, the 2016 effective tax rate for both the three and nine months ended September 30, 2016 was reduced, whereas prior year rates were not impacted until the fourth quarter.

Liquidity and Capital Resources
Overview
Our principal uses of capital in 2016 were acquisition and development of new and strategic lot positions, operating expenses, home construction and the payment of routine liabilities. In the first nine months of 2016, we used funds generated by operations to meet our short-term working capital requirements. We remain focused on acquiring desirable land positions, generating increasing margins in our homebuilding operations and maintaining a strong balance sheet to support future needs and growth, while leveraging land options where possible.

Operating Cash Flow Activities

During the nine months ended September 30, 2016 and September 30, 2015, net cash used in operations totaled $148.3 million and $53.2 million, respectively. Operating cash flows in both 2016 and 2015 benefited from cash generated by net earnings of $97.7 million and $75.8 million, respectively, offset mainly by increases in real estate of $318.5 million and $198.5 million, respectively, reflecting increased land and land development spending.

Investing Cash Flow Activities

During the nine months ended September 30, 2016, net cash used in investing activities totaled $12.4 million as compared to $12.5 million for the same period in 2015. Cash used in investing activities in 2016 and 2015 is mainly attributable to the purchases of property and equipment of $12.3 million in both periods.

Financing Cash Flow Activities

During the nine months ended September 30, 2016, net cash provided by financing activities totaled $6.4 million as compared to $197.9 million for the same period in 2015. The net cash provided by financing activities in 2016 is primarily the result of $25.0 million in proceeds received from our Credit Facility offset partially by repayments of loans payable and other borrowings of $18.3 million. Our 2015 results were mainly attributable to $200.0 million in proceeds from the issuance of our 2025 senior notes.

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

During the nine months ended September 30, 2016, we closed 5,238 homes, purchased about 6,400 lots for $478.7 million, spent $188.5 million on land development, paid $54.7 million in lot purchase and option deposits, and started approximately 6,142 homes. The opportunity to purchase substantially finished lots in desired locations continues to be more limited and competitive as compared to prior years. As a result, we are purchasing more undeveloped land and partially-finished lots than in recent years and subsequently incurring development dollars in order to bring them to a finished status ready for home construction. We exercise strict controls and believe we have a prudent strategy for Company-wide cash management, including those related to cash outlays for land and inventory acquisition and development. We ended the third quarter of 2016 with $107.9 million of cash and cash equivalents, a $154.3 million decrease from December 31, 2015. We expect to generate cash from the sale of our inventory, but we intend to redeploy that cash to acquire and develop strategic and well-positioned lots to grow our business.

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

We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. Debt-to-capital and net debt-to-capital are calculated as follows (dollars in thousands):

	As of
	September 30, 2016	December 31, 2015
Notes payable and other borrowings	$1,139,815	$1,117,040
Stockholders’ equity	1,367,405	1,258,937
Total capital	$2,507,220	$2,375,977
Debt-to-capital (1)	45.5%	47.0%
Notes payable and other borrowings	$1,139,815	$1,117,040
Less: cash and cash equivalents	(107,915)	(262,208)
Net debt	1,031,900	854,832
Stockholders’ equity	1,367,405	1,258,937
Total net capital	$2,399,305	$2,113,769
Net debt-to-capital (2)	43.0%	40.4%

(1)
Debt-to-capital is computed as senior and convertible senior notes, net and loans payable and other borrowings divided by the aggregate of total senior and convertible senior notes, net and loans payable and other borrowings and stockholders' equity.

(2)
Net debt-to-capital is computed as net debt divided by the aggregate of net debt and stockholders' equity. Net debt is total senior and convertible senior notes, net and loans payable and other borrowings, less cash and cash equivalents. The most directly comparable GAAP financial measure is the ratio of debt to total capital. We believe the ratio of net debt-to-capital is a relevant financial measure for investors to understand the leverage employed in our operations and as an indicator of our ability to obtain financing.

Credit Facility Covenants
Borrowings under the Credit Facility are unsecured but availability is subject to, among other things, a borrowing base. The Credit Facility also contains certain financial covenants, including (a) a minimum tangible net worth requirement of $670.3 million (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings), and (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 60%. In addition, we are required to maintain either (i) an interest coverage ratio (EBITDA to interest expense, as defined therein) of at least 1.50 to 1.00 or (ii) liquidity (as defined therein) of an amount not less than our consolidated interest incurred during the trailing 12 months. We were in compliance with all Credit Facility covenants as of September 30, 2016. Our actual financial covenant calculations as of September 30, 2016 are reflected in the table below.

Financial Covenant (dollars in thousands):	Covenant Requirement	Actual
Minimum Tangible Net Worth	> $843,740	$1,330,036
Leverage Ratio	< 60%	42%
Interest Coverage Ratio (1)	> 1.50	4.51
Minimum Liquidity (1)	> $70,521	$550,540
Investments other than defined permitted investments	< $399,011	$11,831

(1)	We are required to meet either the Interest Coverage Ratio or Minimum Liquidity, but not both.
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
In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, we have developed and implemented disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, has reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Form 10-Q (the “Evaluation Date”). Based on such evaluation, management has concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective at a reasonable assurance level in ensuring that information that is required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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

Issuer Purchases of Equity Securities:
We did not acquire any of our own equity securities during the three months ended September 30, 2016.
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

Item 6.	Exhibits

Exhibit Number	Description	Page or Method of Filing
3.1	Restated Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3 of Form 8-K dated June 20, 2002.

3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated September 15, 2004.

3.1.2	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Proxy Statement for the Registrant's 2006 Annual Meeting of Stockholders.

3.1.3	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix B of Proxy Statement for the Registrant's 2008 Annual Meeting of Stockholders.

3.1.4	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Definitive Proxy Statement filed with the Securities and Exchange Commission on January 9, 2009.

3.2	Amended and Restated Bylaws of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated November 24, 2014.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Steven J. Hilton, Chief Executive Officer	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Hilla Sferruzza, Chief Financial Officer	Filed herewith.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith.

101.0
The following financial statements from Meritage Homes Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, were formatted in XBRL (Extensible Business Reporting Language); (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Income Statements, (iii) Unaudited Consolidated Statements of Cash Flows, and (iv) the Notes to Unaudited Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 28th day of October 2016.

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

101.0
The following financial statements from Meritage Homes Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, were formatted in XBRL (Extensible Business Reporting Language); (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Income Statements, (iii) Unaudited Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Consolidated Financial Statements.