Form 10-K
period 2016-12-31
Meritage Homes CORP
filed 2017-02-17
CIK 833079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K
 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
The aggregate market value of common stock held by non-affiliates of the registrant (37,915,078 shares) as of June 30, 2016, was $1.4 billion based on the closing sales price per share as reported by the New York Stock Exchange on such date.
The number of shares outstanding of the registrant’s common stock on February 15, 2017 was 40,119,338.
DOCUMENTS INCORPORATED BY REFERENCE
Portions from the registrant’s Proxy Statement relating to the 2017 Annual Meeting of Stockholders have been incorporated by reference into Part III, Items 10, 11, 12, 13 and 14.

MERITAGE HOMES CORPORATION
FORM 10-K

PART I
Item 1. Business
The Company
Meritage Homes is a leading designer and builder of single-family homes. We primarily build in historically high-growth regions of the United States and offer a variety of homes that are designed to appeal to a wide range of homebuyers, including first-time, move-up, active adult and luxury. We have homebuilding operations in three regions: West, Central and East, which are comprised of nine states: Arizona, California, Colorado, Texas, Florida, Georgia, North Carolina, South Carolina and Tennessee. These three regions are our principal homebuilding reporting segments. We also operate a wholly-owned title company, Carefree Title Agency, Inc. ("Carefree Title"). Carefree Title's core business includes title insurance and closing/settlement services we offer to our homebuyers. Refer to Note 14 of the consolidated financial statements for information regarding our operating and reporting segments.

Our homebuilding and marketing activities are conducted under the name of Meritage Homes in each of our homebuilding markets. We also offer luxury homes in some markets under the name of Monterey Homes. At December 31, 2016, we were actively selling homes in 243 communities, with base prices ranging from approximately $162,000 to $1,440,000. Our average sales price on closings and orders were $408,400 and $411,700, respectively for the year ended December 31, 2016.
In the latter half of 2012, we commenced operations of our wholly-owned title company, Carefree Title. Carefree Title's core business lines include title insurance and closing/settlement services for our homebuyers in most of our markets. Managing our own title operations allows us greater control over the entire escrow and closing cycles in addition to generating additional revenue. In addition, we believe homebuyers that utilize Carefree Title's services for their home closings benefit from a more convenient closing experience as Carefree Title's processes are streamlined with those of our homebuilding operations, creating a more efficient work-flow that is seamless to our homebuyers. Revenue and expense from Carefree Title are included in our Financial Services segment in the accompanying consolidated financial statements.
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
Strategy
All facets of our operations are governed by our core values that define Meritage's culture and operational parameters, ensuring that our actions are aligned around the achievement of our core purpose of enriching lives by building the American dream and delivering to each of our customers a LIFE. BUILT. BETTER.™. These values combine our entrepreneurial spirit, cutting-edge innovation and organizational agility to strive for industry-leading results in all of our functional areas, including:

management, land acquisition and development, finance, marketing, sales, purchasing, construction and customer care. The main tenets of our core values are to:

•	Continuously and purposefully renew, rethink and innovate to align our pricing, product and community offerings with homebuyers’ changing demands;

•
Be relentless in our pursuit of excellence by continuously improving our construction process; working with our vendors to find mutual efficiencies in order to construct high-quality homes at the lowest possible cost, while incorporating our energy-efficiency technologies and other innovative concepts into routine construction practices;

•	Provide the highest level of customer service and care by bringing passion and care to every customer interaction throughout the sales and construction process and after delivery of their homes; and

•	Ensure that we have the best team available through investing in our people and fostering an environment that embraces continual growth and learning and expecting top level performance.
These core values are evident in the operational decisions we make in each of our divisions and communities, all of which contribute to the successes we have achieved with our customers, within the marketplace and within our homebuilder peer group.
With our focus on innovation, we employ industry-leading building techniques and technologies throughout Meritage aimed at setting the standard for energy-efficient homebuilding. Accordingly, at a minimum, every new home we construct (except those we construct in markets in which we enter through acquisition and are in the process of converting existing product), meets ENERGY STAR® standards, with many of our communities greatly surpassing those levels, offering our customers homes that utilize, on average, half of the energy of the standard US home. Our commitment to incorporate these energy standards into all of our homes has resulted in our achievement of design, purchasing and production efficiencies that have allowed us to offer these as standard features to our home buyers for nominal additional cost. As a result of our innovative building practices, we have benefited from energy tax credits over the past several years of approximately $41.4 million through December 31, 2016.
Year after year, the homes we build help deliver short- and long-term savings to our homeowners. As a result, for the fourth consecutive year, we have earned the EPA's highest ENERGY STAR award, "Partner of the Year - Sustained Excellence". Because of our recognized industry leadership, utility companies and the US Department of Energy periodically partner with us to introduce advanced building technologies into the homes we build that further differentiate our product in the marketplace when compared against both new and resale homes. This financial backing provides us with a competitive advantage while allowing our buyers to live in more comfortable, healthy and cost-effective homes.
In 2014, we proudly issued our first Corporate Sustainability Report ("Sustainability Report"), voluntarily reporting our 2013 sustainability practices in compliance with the standards of the Global Reporting Initiative Guidelines. A copy of our Sustainability Report is available on our website and we are currently working on our 2016 Sustainability Report which we plan to issue later in 2017.

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

While we are currently focused on entry-level and first- or second-move-up homes, our product offerings range from entry-level to luxury. A summary of activity by region as of and for the years ended December 31, 2016 and 2015 follows (dollars in thousands):

	Year Ended December 31, 2016		At December 31, 2016
	# of Homes Closed	Average Closing Price	# Homes in Backlog	$ Value of Backlog	# Home Sites Controlled (1)	# of Actively Selling Communities
West Region
Arizona	1,122	$342.9	444	$161,343	5,940	42
California	1,020	$578.8	231	153,638	2,850	28
Colorado	634	$489.3	273	154,084	2,008	10
West Region Total	2,776	$463.0	948	$469,065	10,798	80
Central Region
Texas	2,130	$365.7	931	$354,734	8,460	80
Central Region Total	2,130	$365.7	931	$354,734	8,460	80
East Region
Florida	895	$411.8	253	$116,454	3,770	27
Georgia	337	$338.7	91	33,363	1,613	17
North Carolina	672	$414.8	193	87,252	2,668	17
South Carolina	328	$316.6	116	40,636	1,204	15
Tennessee	217	$340.4	95	34,254	1,302	7
East Region Total	2,449	$383.5	748	$311,959	10,557	83
Total Company	7,355	$408.4	2,627	$1,135,758	29,815	243

	Year Ended December 31, 2015		At December 31, 2015
	# of Homes Closed	Average Closing Price	# Homes in Backlog	$ Value of Backlog	# Home Sites Controlled (1)	# of Actively Selling Communities
West Region
Arizona	1,008	$322.8	317	$117,906	5,993	41
California	888	$538.5	289	184,146	2,353	24
Colorado	495	$452.8	332	162,151	1,685	16
West Region Total	2,391	$429.8	938	$464,203	10,031	81
Central Region
Texas	2,025	$348.3	942	$350,194	8,128	72
Central Region Total	2,025	$348.3	942	$350,194	8,128	72
East Region
Florida	843	$428.4	287	$118,006	3,806	31
Georgia	228	$319.8	95	33,426	1,152	17
North Carolina	551	$391.4	260	111,478	2,326	26
South Carolina	330	$308.6	88	30,111	1,607	18
Tennessee	154	$305.4	82	30,263	735	9
East Region Total	2,106	$379.2	812	$323,284	9,626	101
Total Company	6,522	$388.2	2,692	$1,137,681	27,785	254

(1)	“Home Sites Controlled” is the estimated number of homes that could be built on unstarted lots we control, including lots available for sale and on undeveloped land.

Higher closing volume along with higher average sales prices contributed to a strong year of revenue growth in 2016, generating 18.6% higher home closing revenue for the year ended December 31, 2016 compared to 2015. Delays in community openings during the year combined with faster-than-anticipated sellout of communities led to tempered orders in the latter part of the year and contributed to the slightly lower number of units in backlog at December 31, 2016. Land spending was lower in 2015 as we assessed uncertainties in specific markets, which contributed to opening delays and lower overall ending community count in 2016. We are strategically focused on land acquisition to grow community count and to that end we ended 2016 with 29,815 home sites controlled, a 7.3% increase compared to 2015. We believe our land positioning is poised to help us achieve further growth and profitability.

Recent Industry and Company Developments
The 2016 housing market generally experienced a steady level of growth, thanks in part to the continued low cost of home ownership and improving consumer confidence, contributing to a favorable demand environment, particularly in the first-time buyer segment. Despite the modest rise in interest rates in the last quarter of the year, rates are still historically low, and their impact has not yet been observed in the homebuilding industry.
In line with historical trends in the homebuilding industry, the performance of individual housing markets vary. Accordingly, we experienced healthy orders and average sales price growth in some markets and more tempered growth or slight declines in our year-over-year results in other markets. We remain focused on positioning ourselves in well-located and highly-desired communities in many of the top residential real-estate markets in the United States to continue to tap into the demand of today's homebuyers. We believe we successfully differentiate ourselves from our competition by offering a lineup of extremely livable and efficient plans that highlight the benefits of our industry-leading energy-efficient homes. In addition, we also offer our buyers the ability to personalize their homes and we provide a home warranty, further setting us apart from the competition we face with resale homes.
We carefully manage our goals of maintaining adequate liquidity and a strong balance sheet. During 2016, we exercised the accordion feature on our unsecured revolving credit facility and increased the total commitments to $540.0 million and extended the maturity date whereby $60.0 million matures in 2019 with the remainder maturing in 2020. We ended the year with cash and cash equivalents totaling $131.7 million as compared to $262.2 million at December 31, 2015, a year-over-year decline due mainly to increased real estate spending. Our net debt-to-capital ratio remained within our target of the low-to-mid 40% range at 41.2% at December 31, 2016, compared to 40.4% at December 31, 2015. As a means of managing our cash outlays, we seek to acquire lot positions through option contracts that allow us to leverage our balance sheet when both available and financially feasible (see Note 3 for additional information related to option contracts). We continue to reinforce our lot positions with well-located lots in our existing markets and are continually evaluating opportunities for expansion into new markets. We have entered six new markets since 2011 and most recently we entered the Atlanta, Georgia and Greenville, South Carolina markets in 2014 through acquisition of the assets of a regional homebuilder.
Our active community count declined to 243 at year end versus 254 a year ago. Our orders per average active community during 2016 was relatively flat at 29.3 as compared to 29.4 in 2015. Our unsold inventory consisted of 1,692 homes as of December 31, 2016, approximately 28.9% of which were completed, as compared to prior year unsold inventory of 1,270 homes. The increase in unsold inventory primarily relates to our strategy to increase the availability of quick move-in home opportunities in our entry-level segment.
Land Acquisition and Development

Our current land pipeline goal is to maintain an approximate four-to-five year supply of lots, which we believe provides an appropriate planning horizon to address regulatory matters and land development and manage to our business plan for future closings. To grow our business and to better leverage our existing overhead, we are currently focused on adding to our current lot positions and expanding our market share in our key markets and their surrounding submarkets while also exploring opportunities outside of our existing markets, when available. As of December 31, 2016 we have a 4.1-year supply of lots, based on 2016 closings. We continually evaluate our markets, monitoring and adjusting our lot supplies through lot and land acquisitions to ensure we have a sufficient pipeline that is in sync with local market dynamics as well as our goals for growth in those markets.
We are currently purchasing primarily partially-developed or undeveloped lots. The opportunity to purchase substantially finished lots in desired locations is becoming increasingly more limited and competitive than in prior years. Finished lots are those on which the development has already been completed by a third party, and which are ready for immediate home construction. Undeveloped land and partially finished lots require a longer lead time to allow for development activities before our new communities are able to open for sales. However, we are typically purchasing undeveloped and partially finished lots at a lower cost as we are responsible for improvements on the land, rather than paying a mark-up on improvements from a prior developer. When evaluating any land acquisition, our selection is based upon a variety of factors, including:

•	financial feasibility of the proposed project, including projected profit margins, return on capital invested, and the capital payback period;

•	management’s judgment as to the local real estate market and economic trends, and our experience in particular markets;

•	suitability of the land to achieve desired shift in product mix toward entry-level product;

•	existing concentration of owned and contracted lots in surrounding markets, including nearby Meritage communities;

•	timeline for development, generally within a three to five-year time period from the beginning of the development process to the delivery of the last home;

•	surrounding demographics based on extensive marketing studies, including surveys of both new and resale homebuyers;

•	the ability to secure governmental approvals and entitlements, if required;

•	results of environmental and legal due diligence;

•	proximity to local traffic and employment corridors and amenities;

•	entitlement and development risks and timelines; and

•	availability of seller-provided purchase options or agreements that allow us to defer lot purchases until needed for production

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
The factors used to evaluate finished lot purchases are similar to those for land we intend to develop ourselves, although the development risks associated with the undeveloped land—financial, environmental, legal and governmental—have been borne by others. Therefore, these finished lots may be more attractive to us, despite their higher price, as we can immediately bring the community to market and begin home construction as well as mitigate potential cost and time risks that can occur during the land development cycle.
We develop a design and marketing concept tailored to each community, which includes the determination of size, style and price range of homes. We may also determine street layout, individual lot size and layout, and overall community design for each project we develop. The product lines offered depend upon many factors, including the guidelines, if any, of the existing community, housing generally available in the area, the needs and desired housing product for a particular market, and our lot sizes, though we are increasingly able to use standardized design plans across most of our communities.
As a means of accessing parcels of land with minimal cash outlay, we may use rolling option contracts. Acquiring our land through option contracts, when available, allows us to leverage our balance sheet by controlling the timing and volume of lot and land purchases from third parties. These contracts provide us the right, but generally not the obligation, to buy lots and are usually structured to approximate our projected absorption rate at the time the contract is negotiated. Lot option contracts are generally non-recourse and typically require the payment of non-refundable deposits of 5% to 20% of the total land purchase price. We believe the use of option contracts limits the market risks associated with land ownership by allowing us to re-negotiate option terms or terminate options in the event of declines in land value and/or market downturns. In the event we elect to cancel an option contract, our losses are typically limited to the forfeiture of our option deposits and any associated capitalized pre-acquisition costs. The cost of obtaining land through such option contracts is generally higher than if we were to purchase land in bulk, although historically the financial leverage they can provide has frequently outweighed the financing costs associated with them. However, during a period of gross margin contraction, we diligently analyze each option contract to ensure financial feasibility and will generally only contract for lots in this manner if we are still able to achieve desired margins. During 2016 we were successful in securing approximately 1,900 lots through such options. Land purchases are generally financed through our working capital, including corporate borrowings.

At December 31, 2016, in addition to our 19,380 owned lots, we also had 10,435 lots under purchase or option contracts for a total purchase price of approximately $696.6 million, with $79.7 million in cash deposits. We purchase and develop land primarily to support our homebuilding operations, although we may sell land and lots to other developers and homebuilders from time to time where we have excess land positions. Information related to lots and land under option is presented in Note 3—Variable Interest Entities and Consolidated Real Estate Not Owned in the accompanying consolidated financial statements.
All land and lot acquisitions are reviewed by our corporate land acquisition committee, which is comprised of certain members of our executive management team and key operating executives. All land acquisitions exceeding pre-specified limits must also be approved by our Board of Directors' Land Committee.
The following table presents information as of December 31, 2016 (dollars in thousands):

	Number of Lots Owned (1)		Number of Lots Under Contract or Option (2)	Total Number of Lots Controlled (1)
	Finished	Land, Land Under Development and Held for Sale
West Region
Arizona	1,850	3,075	1,015	5,940
California	638	1,080	1,132	2,850
Colorado	173	525	1,310	2,008
West Region Total	2,661	4,680	3,457	10,798
Central Region
Texas	2,672	3,326	2,462	8,460
Central Region Total	2,672	3,326	2,462	8,460
East Region
Florida	1,018	1,456	1,296	3,770
Georgia	373	622	618	1,613
North Carolina	405	1,160	1,103	2,668
South Carolina	388	—	816	1,204
Tennessee	166	453	683	1,302
East Region Total	2,350	3,691	4,516	10,557
Total Company	7,683	11,697	10,435	29,815
Total book cost (3)	$670,924	$663,081	$79,687	$1,413,692

(1)	Excludes lots with finished homes or homes under construction. The number of lots is an estimate and is subject to change.

(2)
There can be no assurance that we will actually acquire any lots controlled under option or purchase contract. These amounts do not include 6,744 lots under contract with $5.9 million of refundable earnest money deposits, for which we have not completed due diligence and, accordingly, have no money at risk and are under no obligation to perform under the contracts.

(3)
For lots owned, book cost primarily represents the cost of land, development and capitalized interest incurred to date. For lots under contract or option, book cost primarily represents earnest and option deposits.

Investments in Unconsolidated Entities — Joint Ventures
We may enter into joint ventures as a means of accessing larger parcels of land, expanding our market opportunities, managing our risk profile and leveraging our capital base. While purchasing land through a joint venture can be beneficial, we currently do not view joint ventures as critical to the success of our homebuilding operations. We currently have only three such active ventures and in the fourth quarter of 2016 we entered into our first joint venture since 2008. We recently announced in a press release our plans related to this newest joint venture, which is expected to develop and sell more than 500 luxury condominiums in a highly amenitized community in Scottsdale, AZ. In addition to land development joint ventures, we also participate in one mortgage business joint venture. The mortgage joint venture is engaged in mortgage activities, providing services to both our customers and other homebuyers.
In connection with our land development joint ventures, we may also provide certain types of guarantees to associated lenders and municipalities.

Construction Operations
We typically act as the general contractor for our projects and hire experienced subcontractors on a geographic basis to complete construction at a fixed price. We usually enter into agreements with subcontractors and materials suppliers on an individual basis after receiving competitive bids. We also enter into longer-term and national or regional contracts with subcontractors and suppliers, where possible, to obtain more favorable terms, minimize construction costs and to control product consistency and availability. Our contracts require that our subcontractors comply with all laws and labor practices pertaining to their work, follow local building codes and permits, and meet performance, warranty and insurance requirements. Our purchasing and construction managers coordinate and monitor the activities of subcontractors and suppliers, and monitor compliance with zoning, building and safety codes. At December 31, 2016, we employed 700 full-time construction and warranty managers.
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
We generally build and sell homes in phases within our larger projects, which we believe creates efficiencies in land development, home construction operations and cash management. We also believe it improves customer satisfaction by reducing the number of vacant lots and construction activity surrounding completed homes. Our homes are typically completed within three to five months from the start of construction, depending upon the geographic location and the size and complexity of the home. Construction schedules may vary depending on the size of the home, availability of labor, materials and supplies, product type, location, municipal requirements and weather. Our homes are usually designed to promote efficient use of space and materials, and to minimize construction costs and time. We typically do not enter into any derivative contracts to hedge against weather or materials fluctuations as we do not believe they are particularly advantageous to our operations, although we do lock in short and mid-term pricing with our vendors for certain key construction commodities.
Marketing and Sales
We believe that we have an established reputation for building a diversified line of attractive, high quality and efficient homes, which helps generate demand in each project. Our communication and marketing plans are tailored to target and reach our different customer segments. Part of these plans involve reaching new customers through a combination of advertising and other promotional activities, including our website at www.meritagehomes.com, social media outlets, magazine and newspaper advertisements, radio, brochures, direct mailings and the placement of strategically located signs in the vicinities near our developments to drive traffic to our communities. Our marketing strategy is aimed at differentiating us from other new homebuilders, and resale homes. We solidify this differentiation across all of our marketing and sales efforts to explain how we have thoughtfully selected and incorporated every home's energy-efficient features and benefits as part of a larger, integrated system that enables us to truly deliver on our LIFE. BUILT. BETTER. brand promise to our customers, which means having a home that is quieter, cleaner, healthier, smarter and safer.
We sell our homes using furnished model homes as a marketing tool to demonstrate to prospective homebuyers the advantages of the designs and features of our homes. At December 31, 2016, we owned 341 completed model homes and 29 models under construction and we leased back an additional 16 model homes. We generally employ or contract with interior and landscape designers who enhance the appeal of our model homes, which highlight the features and options available for the product line within a project. We typically build between one and three model homes for each actively selling community, depending upon the number of homes to be built in the project and the products to be offered. We strive to implement marketing strategies that will educate our buyers on how our unique building techniques and the energy efficient features in our homes differentiate them from other homes. In our communities, we have built "learning centers" or in-home displays in order to inform our buyers about energy-efficient features and help them understand how and to what extent a Meritage home can help them enjoy more savings through reduced energy bills, better health, improved comfort and peace of mind.
Our homes generally are sold by our commissioned sales associate employees who work from a sales office typically located in a converted garage of one of the model homes for each project. We also employ a team of online sales associates who offer assistance to potential buyers viewing our communities and products over the Internet. At December 31, 2016, we had 475 full-time sales and marketing personnel. Our goal is to ensure that our sales force has extensive knowledge of our housing product, our energy efficient and innovative features, our sales strategies, mortgage options, and community dynamics, in order to fully execute our marketing message. To achieve this goal, we train our sales associates and conduct regular meetings to update them on our product, communities, sales techniques, competition in the area, financing availability, construction schedules, marketing and advertising plans, available product lines, pricing, options and warranties offered, as well as the numerous benefits and savings our energy efficient product provides. Our sales associates are licensed real estate agents where required by law. Our sales associates may also assist our customers to make standard selections and to select from available options and upgrades that may be available on a community by community basis, which we design to appeal to local consumer demands. In some divisions, we contract with third-party design studios that specialize in assisting our homebuyers with those selections to personalize their homes. Utilizing such third-party design studios typically allows us to manage our overhead costs more efficiently. We may offer various sales incentives, including price concessions, assistance with closing costs, and landscaping or interior upgrades, to attract buyers. The use, type and amount of incentives depends largely on economic and local competitive market conditions. Third-party brokers may also sell our homes, and are usually paid a sales commission based on the price of the home. Frequently, outside brokers bring prospective buyers to our communities. We have a robust loyalty program for these brokers and we aim to regularly educate them on the benefits of owning a Meritage home and our community offerings, which we believe helps enhance the impact of our marketing message.
We differentiate ourselves from our competitors through the superior design and value of our communities and homes, our energy-efficiency and other technologies, and our offerings and enhancements made pursuant to the results of ongoing surveying and product research efforts. We believe our commitment to design and build energy-efficient homes is aligned with buyer sensitivities about how eco-friendly designs, features and materials help impact the environment and the livability of homes, as well as their pocketbooks. We are continually evaluating buyer preferences and make adjustments to the homes we offer and the targeted price points in accordance with buyer demand. Most recently we introduced LiVE. NOW., our newest "entry-level plus" collection of product offerings targeted to the growing number of first-time homebuyers who are looking for an affordable home with features beyond a typical entry-level home and who appreciate a streamlined and expedited home purchasing process.
Backlog
Our sales contracts require cash deposits and are subject to certain contingencies such as the buyer’s ability to qualify for financing. Additional deposits are usually collected upon the selection of options and upgrades. Homes covered by such sales contracts but which are not yet closed are considered “backlog” and are representative of potential future revenues. Started homes are excluded from backlog until a sales contract is signed and are referred to as unsold or “spec” inventory. A contract contingent upon the sale of a customer’s existing home is not considered a sale and not included in backlog until the contingency is removed. We generally require a signed sales contract to release a lot to start construction, although on a regular basis we also start a certain number of homes for speculative sales inventory, as we have had a high level of success with these quick move-in opportunities, particularly in communities that appeal to the renter and first-time buyer demographic. As a result of our strategic shift to expand our entry-level home products, we expect to grow our number of spec homes. We may also start construction on such homes to accelerate or facilitate the close-out of a community. At December 31, 2016, 77.0% of our 2,627 homes in backlog were under construction.
We do not recognize any revenue from a home sale until a finished home is delivered to the homebuyer, payment is collected and other criteria for sale and profit recognition are met. At December 31, 2016, of our total homes in inventory excluding completed model homes, 32.1% were under construction without sales contracts and 13.1% were completed homes without sales contracts. A portion of the unsold homes resulted from homesites that began construction with valid sales contracts that were subsequently canceled. We believe that during 2017 we will deliver to customers substantially all homes in backlog at December 31, 2016 under existing or, in the case of cancellations, replacement sales contracts.
The number of units in backlog decreased 2.4% to 2,627 units at December 31, 2016 from 2,692 units December 31, 2015; however, due to higher average sales prices, the value of backlog year-over-year was flat at $1.1 billion. The larger volume of closings in 2016, combined with the tempering of orders in the latter part of 2016 from fewer actively selling communities contributed to the slight decline in backlog units from prior year.

Customer Financing
Most of our homebuyers require financing. Accordingly, we refer them to mortgage lenders that offer a variety of financing options. While our homebuyers may obtain financing from any mortgage provider of their choice, we have a joint venture arrangement with an established mortgage broker that allows it to act as a preferred mortgage broker to our buyers in most of our markets to help facilitate the sale and closing process as well as generate additional revenue for us through our interest in the joint venture (See Note 4 for additional information on joint venture financial results). In some markets we also use unaffiliated preferred mortgage lenders. We may pay a portion of the closing costs to assist homebuyers who obtain financing from our preferred lenders.

Customer Relations, Quality Control and Warranty Programs
We believe that positive customer relations and an adherence to stringent quality control standards are fundamental to our continued success, and that our commitment to buyer satisfaction and quality control has significantly contributed to our reputation as a high-quality builder.
In accordance with our company-wide standards, one or more Meritage project manager or superintendent generally monitors compliance with quality control standards for each community through the building phase of our homes. These employees perform the following tasks:

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
We generally provide a one-to-two-year limited warranty on workmanship and building materials and a ten-year warranty for the structural integrity on the homes we build. We require our subcontractors to provide a warranty and indemnity to us as well as evidence of insurance before beginning work, and therefore any claims relating to workmanship and materials are generally the subcontractors’ responsibility. Although our subcontractors are generally required to repair and replace any product or labor defects, we are, during applicable warranty periods, ultimately responsible to the homeowner for making such repairs. Accordingly, with the assistance of an actuary, we have estimated and established reserves for future structural warranty costs based on the number of home closings and historical data trends for warranty work within our communities. Warranty reserves generally range between 0.1% to 0.6% of a home’s sale price. Those projections are subject to variability due to uncertainties regarding structural defect claims for the products and labor we use in the construction of our homes, the markets in which we build, claim settlement history, and insurance and legal interpretations, among other factors and we are, therefore, constantly monitoring such reserves. Historically, these reserves have been sufficient to cover net out-of-pocket warranty costs.
Competition and Market Factors
The construction and sale of homes is a highly-competitive industry. We compete for sales in each of our markets with national, regional and local developers and homebuilders, as well as existing resale homes, and to a lesser extent, condominiums and rental housing. Some of our competitors have significantly greater financial resources and may have lower costs than we do. Competition among residential homebuilders of all sizes is based on a number of interrelated factors, including location, reputation, product type, amenities, design, innovation, quality and price. We believe that we compare favorably to other homebuilders in the markets in which we operate due to our:

•	experience within our geographic markets which allows us to develop and offer products that provide superior design and quality in line with the needs and desires of the targeted demographic;

•	streamlined construction processes that allow us to save on materials, labor and time and pass those savings to our customers in the form of lower prices;

•
ENERGY STAR® standards in all of our communities (except those we construct in markets in which we enter through acquisition and are in the process of converting existing product) and incremental energy-efficient features that create a variety of benefits to our customers and differentiate our product from competing new and existing home inventories;

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
We have an extensive market research department that assists our operating divisions in each of our markets to better compete with other homebuilders, and the inventory of re-sale homes in surrounding neighborhoods. Our strategic operations team conducts in-depth community-level reviews in each of our markets, including a detailed analysis of existing inventory, pricing, buyer demographics and the identification of each location’s key buyer metrics. This analysis and resulting analytical tools assist in decision making regarding product designs, positioning, and pricing and underwriting standards for land purchases and land development. Additionally, our market research department is focused on evaluating and identifying new market opportunities.

Government Regulation and Environmental Matters
To the extent that we acquire undeveloped land, we prefer to acquire land after all or most entitlements have been obtained. Construction may begin almost immediately on such entitled land upon compliance with and receipt of specified permits, approvals and other conditions, which generally are within our control. The time needed to obtain such approvals and permits affects the carrying costs of unimproved property acquired for development and construction. The continued effectiveness of permits already granted is subject to factors such as changes in government policies, rules and regulations, and their interpretation and application. To date, the government approval processes discussed above have caused some timing delays but have not had a material adverse effect on our development activities, although there is no assurance that these and other restrictions will not adversely affect future operations as, among other things, sunset clauses may exist on some of our entitlements and they could lapse.
Local and state governments have broad discretion regarding the imposition of development fees for projects under their jurisdictions. These fees are normally established when we receive recorded maps or plats and building permits. Governing agencies may also require concessions or may require the builder to construct certain improvements to public places such as parks and streets. In addition, governing agencies may impose construction moratoriums. Because most of our land is entitled, construction moratoriums typically would not affect us in the near term unless they arise from health, safety or welfare issues, such as insufficient water, electric or sewage facilities. In the long term, we could become subject to delays or may be precluded entirely from developing communities due to building moratoriums, “no growth” or “slow growth” initiatives or building permit allocation ordinances, which could be implemented in the future.
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

Employees, Subcontractors and Consultants
At December 31, 2016, we had 1,485 full-time employees, including 276 in management and administration, 34 in our title company, 475 in sales and marketing, and 700 in construction operations. Our operations are carried out through both local and centralized corporate management. Local operations are made up of our division employees, led by management with significant homebuilding experience and who typically possess a depth of knowledge in their particular markets. Our centralized corporate management sets our strategy and leads decisions related to the Company's land acquisition, risk management, finance, cash management and information systems. Our employees are not unionized, and we believe that we have good employee relationships. We pay for a substantial portion of our employees’ insurance costs, with the balance contributed by the employees. We also have a 401(k) savings plan, which is available to all employees who meet the plan’s participation requirements.
We act solely as a general contractor, and all construction operations are coordinated by our project managers and field superintendents who schedule and monitor third party independent subcontractors. We use independent consultants and contractors for architectural, engineering, advertising and some legal services, and we strive to maintain good relationships with our subcontractors and independent consultants and contractors.
Seasonality
Historically, we experienced seasonal variations in our quarterly operating results and capital requirements. We typically sell more homes in the first half of the fiscal year than in the second half, which creates additional working capital requirements in the second and third quarters to build our inventories to satisfy the deliveries in the second half of the year. We typically benefit from the cash generated from home closings more in the third and fourth quarters than in the first and second quarters. We expect this seasonal pattern to continue over the long term, although it has been and may continue to be affected by volatility in the homebuilding industry.
Executive Officers of the Registrant
The names, ages, positions and business experience of our executive officers are listed below (all ages are as of March 1, 2017). Other than the terms and provisions of various employment and change of control agreements between the Company and the listed officers, there are no understandings between any of our executive officers and any other person pursuant to which any executive officer was selected to his office.

Name	Age	Position
Steven J. Hilton	55	Chairman of the Board and Chief Executive Officer
Hilla Sferruzza	41	Chief Financial Officer, Executive Vice President
C. Timothy White	56	General Counsel, Executive Vice President and Secretary
Phillippe Lord	43	Chief Operating Officer, Executive Vice President
Javier Feliciano	43	Chief Human Resources Officers, Executive Vice President
Steven J. Hilton co-founded Monterey Homes in 1985, which merged with our predecessor in December 1996. Mr. Hilton served as Co-Chairman and Co-Chief Executive Officer from July 1997 to May 2006 and has been the Chairman and Chief Executive Officer since May 2006.
Hilla Sferruzza was appointed Chief Financial Officer and Executive Vice President in April 2016. Prior to her appointment as Chief Financial Officer and Executive Vice President, Ms. Sferruzza was named Chief Accounting Officer and Corporate Controller in 2010 and has worked in other management roles at the company since 2006.
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
The availability of lots and land that meet our investment and marketing standards depends on a number of factors outside of our control, including land availability in general, competition with other homebuilders and land buyers, credit market conditions, legal and government agency processes and regulations, inflation in land prices, zoning, our ability and the costs to obtain building permits, the amount of impact fees, property tax rates and other regulatory requirements. If suitable lots or land becomes less available, or the cost of attractive land increases, it could reduce the number of homes that we may be able to build and sell, each of which could adversely impact our financial results. The availability of suitable land assets could also affect the success of our strategic land acquisition strategy, which may impact our ability to increase the number of actively selling communities and to maintain profitability.
Decreases in mortgage availability and increases in interest rates may make purchasing a home more difficult and may negatively impact the ability to sell new and existing homes.
In general, housing demand is adversely affected by a lack of availability of mortgage financing and increases in interest rates. Most of our buyers finance their home purchases through our mortgage joint venture or third-party lenders providing mortgage financing. If mortgage interest rates increase and, consequently, the ability of prospective buyers to finance home purchases is adversely affected, our home sales and cash flow may be adversely affected and the impact may be material. These risks can also indirectly impact us to the extent our customers need to sell their existing home to purchase a new home from us if the potential buyers of our customer's homes are unable to obtain mortgage financing. Although long-term interest rates currently remain near historically low levels, it is impossible to predict future increases or decreases in market interest rates.
Mortgage lenders are subject to underwriting standards by the regulatory authorities which oversee them. Regulations, standards, rules and requirements, as and when implemented, could restrict the availability of loans and/or increase the costs to borrowers to obtain such loans. While lending requirements have loosened in the past couple of years, mortgage lending underwriting standards are more restrictive than in the previous homebuilding cycle; potentially limiting the number of buyers able to obtain a mortgage. The FHA insures mortgage loans that generally have lower credit requirements and is an important source for financing some of our home sales. Changes or restrictions in FHA programs may negatively affect the availability or affordability of FHA financing. Financing through programs offered by the VA, USDA and other certain housing finance agencies are subject to changes in regulations, lending standards and government funding levels. There can be no assurance that these programs will continue to be available or that they will be as attractive as they currently are. Continued legislative and regulatory actions and more stringent underwriting standards could have a material adverse effect on our business if certain buyers are unable to obtain mortgage financing. A prolonged tightening of the financial markets could also negatively impact our business.
Shortages in the availability of subcontract labor may delay construction schedules and increase our costs.
We conduct our construction operations only as a general contractor. Virtually all design, architectural, construction and development work is performed by unaffiliated third-party consultants and subcontractors. As a consequence, we depend on the continued availability of and satisfactory performance by these consultants and subcontractors for the design and construction of our communities and homes and to provide related materials. The cost of labor may also be adversely affected by shortages of qualified trades people, changes in laws and regulations relating to union activity and changes in immigration laws and trends in labor migration. Throughout the homebuilding cycle, we have experienced shortages of skilled labor in certain markets, which led to increased labor costs. We cannot be assured that in the future there will be a sufficient supply or satisfactory performance by these unaffiliated third-party consultants and subcontractors, which could have a material adverse effect on our business.

Expirations, amendments or changes to tax laws, incentives or credits currently available to us and our homebuyers may negatively impact our business.
Significant changes to existing tax laws that currently benefit our homebuyers may result in an increase in the total cost of home ownership and may make the purchase of a home less attractive to our buyers. Many homeowners receive substantial tax benefits in the form of tax deductions against their personal taxable income for mortgage interest and property tax payments and the loss or reduction of these deductions would affect most homeowners' net cost of owning a home. If federal or state governments further change income tax laws by eliminating, limiting or substantially reducing these or other associated income tax benefits or by altering tax rates, the after-tax cost of owning a home could increase substantially, which could adversely impact demand for and/or selling prices of our homes, and the effect on our consolidated financial statements could be material. Also, federal or state governments have in the past provided for substantial benefits in the form of tax credits for buyers of new or used homes.
Currently, under the American Taxpayer Relief Act of 2012, the federal government enacted higher income tax rates and limits on the value of tax deductions for certain high-income individuals and households which may have an indirect impact on our operations. On December 16, 2014, Congress passed the Tax Increase Prevention Act of 2014 (the "Extenders Act"), which the President signed into law on December 19, 2014.  The Extenders Act extended the availability of the IRC §45L new energy efficient homes credit to the end of 2014. On December 18, 2015, Congress passed the Protecting Americans from Tax Hikes ("PATH") Act of 2015. The PATH Act further extended the availability of the IRC §45L new energy efficient homes credit through the end of 2016. Legislation to extend this tax credit for 2017 and beyond has not been adopted and it is uncertain whether an extension or similar tax credit will be adopted, particularly in light of the new Presidential administration that began in January 2017.  The energy tax credits provided us a significant benefit and reduced our effective income tax rate in 2015 and 2016.  If such legislation to extend these tax credits is not adopted, it would increase our effective tax rate and the amount of Federal income taxes we are required to remit to the United States Treasury.
If our current strategic initiatives are not successful, it could have negative consequences on our operations, financial position and cash flows.
We have traditionally focused our marketing, community and home designs, and product offerings on the first- or second-move-up buyer. As a result of changing demographics and trends, we have shifted our strategy and have undertaken actions to align our pricing, product and community offerings to include a focus on entry-level homes based on our belief that there will be a resurgence of first time buyers. We have invested significant efforts to align our community layouts, lot sizes and product designs to include more homes targeted to first time buyers. If there is not a resurgence of first time buyers or our entry-level home offerings are not attractive to our customers it could have negative consequences on our operations, financial position and cash flows.
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
We, like other homebuilders, may be adversely affected during periods of high inflation, mainly from higher land, construction, labor and materials costs. Also, higher mortgage interest rates may significantly affect the affordability of mortgage financing to prospective buyers. Inflation could increase our cost of financing, materials and labor and could cause our financial results or profitability to decline. Traditionally, we have attempted to pass cost increases on to our customers through higher sales prices. Although inflation has not historically had a material adverse effect on our business, sustained increases in material costs have recently had and may continue to have a material adverse effect on our business if we are unable to correspondingly increase home sale prices.
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
During the last homebuilding cycle downturn, and in certain isolated circumstances afterward, we had to impair many of our real-estate assets to fair-value, incurring large impairment charges which negatively impacted our financial results. Another decline in the homebuilding market may require us to re-evaluate the value of our land holdings and we could incur additional impairment charges, which would decrease both the book value of our assets and stockholders’ equity.
Reduced levels of sales may cause us to re-evaluate the viability of existing option contracts, resulting in a potential termination of these contracts which may lead to impairment charges.
In the prior homebuilding cycle, a significant portion of our lots were controlled under option contracts. Such options generally require a cash deposit that will be forfeited if we do not exercise the option or proceed with the purchase(s). During the prior downturn, we forfeited significant amounts of deposits and wrote off significant amounts of related pre-acquisition costs related to projects we no longer deemed feasible, as they were not projected to generate acceptable returns. Another downturn in the homebuilding market may cause us to re-evaluate the feasibility of our optioned projects, which may result in writedowns that would reduce our assets and stockholders’ equity.
Our business may be negatively impacted by natural disasters or extensive weather.
Our homebuilding operations include operations in Texas, California, North Carolina, South Carolina, Tennessee, Georgia and Florida. These markets occasionally experience extreme weather conditions such as tornadoes and/or hurricanes, earthquakes, wildfires, flooding, landslides, prolonged periods of precipitation, sinkholes and other natural disasters. We do not insure against some of these risks. These occurrences could damage or destroy some of our homes under construction or our building lots, which may result in uninsured or underinsured losses. We could also suffer significant construction delays or substantial fluctuations in the pricing or availability of building materials due to such disasters. Any of these events could cause a decrease in our revenue, cash flows and earnings.
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

We are subject to home warranty and construction defect claims arising in the ordinary course of business, which may lead to additional reserves or expenses.
Home warranty and construction defect claims are common in the homebuilding industry and can be costly. Therefore, in order to account for future potential obligations, we establish a warranty reserve in connection with every home closing. Additionally, we maintain general liability insurance and generally require our subcontractors to provide a warranty and indemnity to us and insurance coverage for liabilities arising from their work; however, we cannot be assured that our warranty reserves and insurance and those subcontractors warranties, insurance and indemnities will be adequate to cover all warranty and construction defect claims for which we may be held responsible. For example, we may be responsible for applicable self-insured retentions, and certain claims may not be covered by insurance or may exceed applicable coverage limits.
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
In the normal course of business, we are audited by various federal, state and local authorities regarding income tax matters. Significant judgment is required to determine our provision for income taxes and our liabilities for federal, state, local and other taxes. We have one state tax audit unresolved at this time. Although we believe our approach to determining the appropriate tax treatment is supportable and in accordance with tax laws and regulations and relevant accounting literature, it is possible that the final tax authority will take a tax position that is materially different than ours. As each audit is conducted, adjustments, if any, are recorded in our consolidated financial statements in the period determined. Such differences could have a material adverse effect on our income tax provision or benefit, or other tax reserves, in the reporting period in which such determination is made and, consequently, on our results of operations, financial position and/or cash flows for such period.
Our ability to acquire and develop raw or partially finished lots may be negatively impacted if we are unable to secure performance bonds.
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
We have operations in Texas, Arizona, California, Colorado, Florida, North Carolina, South Carolina, Georgia and Tennessee. Although we have recently expanded our operations to new markets, our geographic diversification is still limited and could adversely impact us if the homebuilding business in our current markets should decline, since we may not have a balancing opportunity in other geographic regions. For example, oil prices declined significantly in the latter part of 2014 and 2015 which had an impact on our operations in the Houston market which are sensitive to declining oil prices as energy is an important employment sector in this market.
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
We historically have experienced, and expect to continue to experience, variability in home sales and results of operations on a quarterly basis. As a result of such variability, our historical performance may not be a meaningful indicator of future results. Factors that contribute to this variability include:

•	timing of home deliveries and land sales;

•	the changing composition and mix of our asset portfolio;

•	delays in construction schedules due to adverse weather, acts of God, reduced subcontractor availability and governmental requirements and restrictions;

•	conditions of the real estate market in areas where we operate and of the general economy;

•	the cyclical nature of the homebuilding industry; and

•	costs and availability of materials and labor.
Our level of indebtedness may adversely affect our financial position and prevent us from fulfilling our debt obligations.
The homebuilding industry is capital intensive and requires significant up-front expenditures to secure land and pursue development and construction on such land. Accordingly, we incur substantial indebtedness to finance our homebuilding activities. At December 31, 2016, we had approximately $1.1 billion of indebtedness and $131.7 million of cash and cash equivalents. If we require working capital greater than that provided by operations, our current liquidity position, and our current $481.2 million available to be drawn under our credit facility, we may be required to seek additional capital in the form of equity or debt financing from a variety of potential sources, including bank financing and securities offerings. There can be no assurance we would be able to obtain such additional capital on terms acceptable to us, if at all. The level of our indebtedness could have important consequences to our stockholders, including the following:

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

Our ability to obtain third-party financing may be negatively affected by any downgrade of our credit rating from a rating agency
We consider the availability of third-party financing to be a key component of our long-term strategy to grow our business either through acquisitions or through internal expansion. As of December 31, 2016, our credit ratings were BB-, Ba2, and BB- by Standard and Poor’s Financial Services, Moody’s Investor Services and Fitch Ratings, respectively, the three primary rating agencies. Any downgrades from these ratings may impact our ability to obtain future additional financing, or to obtain such financing at terms that are favorable to us and therefore, may adversely impact our future operations.
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
Our mortgage joint venture is engaged in mortgage broker activities and provides services both to our customers and other homebuyers. The mortgage industry remains under intense scrutiny and continues to face increasing regulation at the federal, state and local level. Although we do not originate mortgages, we are directly or indirectly subject to certain of these regulations. In addition, if we are determined to have violated federal or state regulations, we face the loss of our licenses or other required approvals or we could be subject to fines, penalties, civil actions or we could be required to suspend our activities, each of which could have an adverse effect on our reputation, results and operations.
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
A significant and extended disruption in the functioning of these resources could damage our reputation and cause us to lose customers, sales, result in the unintended public disclosure or the misappropriation of proprietary, personal and confidential information (including information about our homebuyers and business partners), and require us to incur significant expense to address and resolve these kinds of issues. The release of confidential information may also lead to litigation or other proceedings against us by affected individuals and/or business partners and/or by regulators, and the outcome of such proceedings, which could include penalties or fines, could have a material and adverse effect on our consolidated financial statements. In addition, the costs of maintaining adequate protection against such threats, depending on their evolution, pervasiveness and frequency and/or government-mandated standards or obligations regarding protective efforts, could continue to increase and could be material to our consolidated financial statements.
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
The words “believe,” “expect,” “anticipate,” “forecast,” “plan,” “intend,” “may,” “will,” “should,” “could,” “estimate,” and “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. All statements we make other than statements of historical fact are forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Forward-looking statements in this Annual Report include statements concerning our belief that we have ample liquidity; our intentions and the expected benefits and advantages of our strategic model and energy efficiency initiatives as well as our product and land positioning strategies; the benefits of and our intentions to use options to acquire land; our exposure to supplier concentration risk; our delivery of substantially all of our backlog existing as of year end; management estimates regarding future joint venture exposure; our positions and our expected outcome relating to litigation in general; our intentions to not pay dividends; growth in the first-time buyer segment that are seeking entry-level homes; the timing and extent of new community openings in 2017; that our spec home inventory will increase; that we may repurchase our debt and equity securities; that we plan to issue a sustainability report in 2017; our use of derivative financial instruments; expectations regarding our industry and our business into 2017 and beyond, and that we expect our cash expenditures will exceed our cash generated by operations as we continue to expand our business; the demand for and the pricing of our homes; our land and lot acquisition strategy (including that we will redeploy cash to acquire well-positioned finished lots and that we may participate in joint ventures or opportunities outside of our existing markets if opportunities arise and the benefits relating thereto); that we may expand into new markets; the availability of suppliers; that we may seek additional debt or equity capital; our expectation that existing guarantees, letters of credit and performance and surety bonds will not be drawn on; the sufficiency of our insurance coverage and warranty reserves; the sufficiency of our capital resources to support our business strategy; the impact of new accounting standards and changes in accounting estimates; trends and expectations concerning sales prices, sales orders, cancellations, construction costs, gross margins, land costs and profitability and future home inventories; our future cash needs; the impact of seasonality; and our future compliance with debt covenants and actions we may take with respect thereto.
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
We lease an aggregate of approximately 306,000 square feet of office space (of which approximately 15,000 square feet is currently subleased by us to third parties) in our markets for our operating divisions, corporate and executive offices.

Item 3. Legal Proceedings
We are involved in various routine legal and regulatory proceedings, including, without limitation, claims and litigation alleging construction defects. In general, the proceedings are incidental to our business, and most exposure is subject to and should be covered by warranty and indemnity obligations of our consultants and subcontractors. Additionally, some such claims are also covered by insurance. With respect to the majority of pending litigation matters, our ultimate legal and financial responsibility, if any, cannot be estimated with certainty and, in most cases, any potential losses related to these matters are not considered probable. Historically, most disputes regarding warranty claims are resolved prior to litigation. We believe there are no pending legal or warranty matters that could have a material adverse impact upon our consolidated financial condition, results of operations or cash flows that have not been sufficiently reserved. Information related to pending legal proceedings is presented in Note 15 - Commitments and Contingencies, in the accompanying consolidated financial statements and is incorporated by reference herein.

Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “MTH”. The high and low sales prices per share of our common stock for the periods indicated, as reported by the NYSE, follow.

	2016		2015
Quarter Ended	High	Low	High	Low
March 31	$36.46	$26.86	$49.47	$31.69
June 30	$39.39	$32.84	$49.90	$41.41
September 30	$40.55	$32.34	$49.25	$35.60
December 31	$38.95	$29.95	$41.33	$32.51
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

	2011	2012	2013	2014	2015	2016
Meritage Homes Corporation	100.00	161.06	206.94	155.20	146.57	150.06
S&P 500 Index	100.00	113.50	146.68	163.42	162.56	177.92
Dow Jones US Home Construction Index	100.00	181.60	199.36	214.02	234.10	216.92

The preceding graph compares the five-year total return of our common stock with the S&P 500 Index and the Dow Jones US Home Construction Index. The graph assumes $100 invested as of December 31, 2011 in Meritage Common Stock the S&P 500 Index and the Dow Jones US Home Construction Index, and the re-investment of all dividends. The performance of our common stock depicted in the graphs is not indicative of future performance.

On February 1, 2017 there were approximately 203 owners of record and approximately 11,500 beneficial owners of common stock.
The transfer agent for our common stock is Computershare Investor Services, LLC, 480 Washington Blvd., Jersey City, NJ 07310 (www.cpushareownerservices.com).

Historically, we have not declared cash dividends, nor do we intend to declare cash dividends in the foreseeable future. We plan to retain our earnings to finance the continuing development of the business. Future cash dividends, if any, will depend upon our financial condition, results of operations, capital requirements, statutory requirements, as well as other factors considered relevant by our Board of Directors. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.
Reference is made to Note 10 in the accompanying consolidated financial statements for a description of our stock-based compensation plans.
Issuer Purchases of Equity Securities
We did not acquire any shares of our common stock during the twelve months ended December 31, 2016. On February 21, 2006, we announced that our Board of Directors approved a stock repurchase program, authorizing the expenditure of up to $100 million to repurchase shares of our common stock, subject to certain price parameters. In August 2006, the Board of Directors authorized an additional $100 million under this program. There is no stated expiration date for this program. As of December 31, 2016, we had approximately $130.2 million of the authorized amount available to repurchase shares under this program.

Item 6. Selected Financial Data
The following table presents selected historical consolidated financial and operating data of Meritage Homes Corporation and subsidiaries as of and for each of the last five years ended December 31, 2016. The financial data has been derived from our audited consolidated financial statements and related notes for the periods presented. This table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this Annual Report. These historical results may not be indicative of future results.

	Historical Consolidated Financial Data Years Ended December 31,
	($ in thousands, except per share amounts)
	2016	2015	2014	2013	2012
Statement of Operations Data:
Homebuilding:
Total closing revenue	$3,029,227	$2,568,082	$2,169,643	$1,814,659	$1,193,674
Total cost of closings (1)	(2,498,015)	(2,079,373)	(1,717,026)	(1,418,241)	(975,475)
Total closing gross profit	531,212	488,709	452,617	396,418	218,199
Financial services profit	21,902	19,271	16,178	15,954	10,255
Commissions and other sales costs	(215,092)	(188,418)	(156,742)	(126,716)	(94,833)
General and administrative expenses	(123,803)	(112,849)	(104,598)	(91,510)	(68,185)
Earnings/(loss) from unconsolidated entities, net	4,060	(338)	(447)	(378)	(224)
Interest expense	(5,172)	(15,965)	(5,163)	(15,092)	(24,244)
Other income/(expense), net	4,953	(946)	6,572	2,792	(6,342)
Loss on extinguishment of debt	—	—	—	(3,796)	(5,772)
Earnings before income taxes	218,060	189,464	208,417	177,672	28,854
(Provision for)/benefit from income taxes	(68,519)	(60,726)	(66,176)	(53,208)	76,309
Net earnings	$149,541	$128,738	$142,241	$124,464	$105,163
Earnings per common share:
Basic	$3.74	$3.25	$3.65	$3.45	$3.09
Diluted (2)	$3.55	$3.09	$3.46	$3.25	$3.00
Balance Sheet Data (December 31):
Cash, cash equivalents, investments and securities and restricted cash	$131,702	$262,208	$103,333	$363,823	$295,469
Real estate	$2,422,063	$2,098,302	$1,877,682	$1,405,299	$1,113,187
Total assets (3)	$2,888,691	$2,679,777	$2,306,011	$1,991,154	$1,563,828
Senior, senior subordinated and convertible senior notes, net and loans payable and other borrowings (3)	$1,127,314	$1,117,040	$925,081	$908,841	$717,351
Total liabilities (3)	$1,467,196	$1,420,840	$1,196,522	$1,149,762	$869,618
Stockholders’ equity	$1,421,495	$1,258,937	$1,109,489	$841,392	$694,210
Cash Flow Data:
Cash (used in)/provided by:
Operating activities	$(103,402)	$(3,335)	$(211,248)	$(77,924)	$(220,923)
Investing activities	$(20,106)	$(16,487)	$(62,867)	$1,031	$23,844
Financing activities	$(6,998)	$178,697	$103,312	$180,572	$193,924

(1)	Total cost of closings includes $3.8 million, $6.6 million, $3.7 million, $1.0 million and $2.0 million of impairments for the years ending December 31, 2016, 2015, 2014, 2013 and 2012, respectively.

(2)
Diluted earnings per common share for all years presented includes adjustments to net earnings to account for the interest attributable to our convertible debt, net of income taxes. See Note 8 of our consolidated financial statements for additional information.

(3)
Capitalized debt costs were retrospectively reclassified from Prepaids, other assets and goodwill to Senior and convertible senior notes, net as a result of FASB's issuance of ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. Debt costs reclassified from assets to liabilities amounted to $10.7 million, $10.1 million, $12.2 million, and $11.7 million for December 31, 2015, 2014, 2013, and 2012, respectively. See Note 1 of our consolidated financial statements for additional information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview and Outlook
Industry Conditions

Continued housing affordability and increasing demand in most markets due to improved consumer confidence and a strengthening economy resulted in a steady level of growth for the housing market during 2016. We believe that recent job growth and increased household formations support generally steady growth for our sector over the next several years, particularly among the first-time homebuyer segment. The demand for new homes and the continuing financial recovery have also resulted in rising land, construction and labor costs which translated into tighter gross margins for our company and the homebuilding industry in general.

We are committed to our plan of strategically positioning ourselves in many of the top housing markets in the country and continue to actively source land for well-located communities within those locations. We offer our buyers energy efficient features coupled with the ability to personalize their homes and we provide a home warranty, successfully setting us apart from the competition we face with resale homes. Currently, we are actively pursuing land opportunities and opening new communities that appeal to and target the growing first-time home buyer segment.
Summary Company Results
Total home closing revenue was $3.0 billion for the year ended December 31, 2016, increasing 18.6% from $2.5 billion in 2015. Total home closing revenue for the year ended December 31, 2015 was 18.2% higher than the $2.1 billion recorded for the year ended December 31, 2014. Improved revenue from higher closing volume resulted in net earnings of $149.5 million in 2016 as compared to $128.7 million in 2015 and $142.2 million in 2014. Tight labor supplies and rising construction costs, coupled with the limited ability to increase prices in most markets, put pressure on margins resulting in gross margins in 2016 of 17.6% versus 19.0% in 2015 and 21.2% in 2014. Our 2016 results include $68.5 million of income taxes, representing a 31.4% effective tax rate as compared to a 32.1% effective tax rate in 2015 and a 31.8% effective tax rate in 2014.
Companywide, both units and average sales prices on closings and orders experienced year-over-year increases in 2016. At December 31, 2016, our backlog of $1.1 billion was relatively flat with December 31, 2015, and was up 34.2% from $846.5 million at December 31, 2014. The nominally lower year-over-year ending backlog at December 31, 2016 was primarily the result of a decline in fourth quarter orders resulting from fewer communities open for sale primarily due to delays in community openings following the quick sell-out of certain communities in the prior several quarters. The unit decline in backlog was nearly offset by higher average sales prices in the majority of our markets. Our average sales price for homes in backlog increased 2.3% to $432,300 from $422,600 at December 31, 2015 and increased 8.0% from $400,400 at December 31, 2014. Our cancellation rate on sales orders as a percentage of gross sales in 2016 remained low at 13.1% as compared to 12.1% and 14.0% for the years ended December 31, 2015 and 2014, respectively, reflecting a high quality backlog.
Company Positioning

We remain focused on our main goals of growing our orders, revenue and profit and maintaining a strong balance sheet. To help meet these goals, we continue to focus on the following initiatives:

•	Continuing to actively acquire and develop land in key markets in order to maintain and grow our lot supply and active community count;

•	Introducing LiVE.NOW, our newest "entry-level plus" collection of product offerings that targets the growing first-time homebuyer segment;

•	Expanding market share in our smaller markets;

•	Managing construction efficiencies and cost increases through national and regional vendor relationships with a focus on quality construction and warranty management;

•	Growing revenue while managing costs, allowing us to improve overhead operating leverage in all of our markets;

•	Generating additional working capital and maintaining adequate liquidity;

•	Increasing orders pace through the use of our consumer and market research to build homes that offer our buyers their desired features and amenities;

•	Continuing to innovate and promote our energy efficiency program to drive sales;

•	Adapting sales and marketing efforts to increase traffic and allow us to favorably compete with both resale and new homes;

•	Actively monitoring and adjusting our sales, construction and closing processes through customer satisfaction surveys; and

•	Promoting a positive environment for our employees in order to retain our employees and minimize turnover.

To assist in meeting our company goals, we are pleased to report the following 2016 successes:

•	Successfully opened our first LiVE.NOW communities targeted to the growing number of first-time buyers looking for affordable home ownership that offers a product beyond the typical entry-level home.

•	Surpassed a historic milestone with the closing of our 100,000th home; and

•	Increased our lots under control by 7.3% to 29,815 lots at December 31, 2016 from prior year.

We believe that the investments in our new communities, new markets and industry leading energy efficient product offerings create a differentiated strategy that has aided us in our growth. Throughout 2016, we opened 75 new communities while closing out 83 communities. We expect that the first half of 2017 will be a growth period for us in terms of new community openings as we work through some of the community opening delays experienced in the second half of 2016.

Critical Accounting Policies
We have established various accounting policies that govern the application of United States generally accepted accounting principles (“GAAP”) in the preparation and presentation of our consolidated financial statements. Our significant accounting policies are described in Note 1 of the consolidated financial statements included in this Form 10-K. Certain of these policies involve significant judgments, assumptions and estimates by management that may have a material impact on the carrying value of certain assets and liabilities, and revenue and costs. We are subject to uncertainties such as the impact of future events, economic, environmental and political factors and changes in our business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in the preparation of our financial statements may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Changes in estimates are revised when circumstances warrant. Such changes in estimates and refinements in methodologies are reflected in our reported results of operations and, if material, the effects of changes in estimates are disclosed in the notes to our consolidated financial statements. The judgments, assumptions and estimates we use and believe to be critical to our business are based on historical experience, knowledge of the accounts, industry practices, and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we have made, actual results may differ from these judgments and estimates and could have a material impact on the carrying values of assets and liabilities and the results of our operations.

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

We rely on certain estimates to determine our construction and land development costs. Construction and land costs are comprised of direct and allocated costs, including estimated future costs. In determining these costs, we compile project budgets that are based on a variety of assumptions, including future construction schedules and costs to be incurred. Actual results can differ from these budgeted amounts for various reasons, including construction delays, labor or material shortages, slower absorptions, increases in costs that have not yet been committed, changes in governmental requirements, or other unanticipated issues encountered during construction and development and other factors beyond our control. To address uncertainty in these budgets, we assess, update and revise project budgets on a regular basis, utilizing the most current information available to estimate construction and land costs.
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

Goodwill

Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired in business combinations. Goodwill was $33.0 million as of December 31, 2016 and December 31, 2015. In accordance with ASC 350, Intangibles, Goodwill and Other ("ASC 350"), we analyze goodwill on an annual basis (or whenever indicators of impairment exist) through a qualitative assessment to determine whether it is necessary to perform a two-step goodwill impairment test. ASC 350 states that an entity may assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. Such qualitative factors include: (1) macroeconomic conditions, such as a deterioration in general economic conditions, (2) industry and market considerations such as deterioration in the environment in which the entity operates, (3) cost factors such as increases in raw materials, labor costs, etc., and (4) overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings. If the qualitative analysis determines that additional impairment testing is required, the two-step impairment testing in accordance with ASC 350 would be initiated. We continually evaluate our qualitative inputs to assess whether events and circumstances have occurred that indicate the goodwill balance may not be recoverable.

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
At December 31, 2016, our warranty reserve was $22.7 million, reflecting an accrual of 0.1% to 0.6% of a home’s sale price depending on our loss history in the geographic area in which the home was built. A 10% increase in our warranty reserve rate would have increased our accrual and corresponding cost of sales by approximately $1.7 million in 2016. We recorded $1.0 million in favorable adjustments to our reserve in 2016 and $1.1 million in unfavorable adjustments in 2015. These adjustments were based on historical trends of actual claims paid combined with our success in recovery of expended amounts and the composition of the homes covered under warranty. While we believe that the warranty reserve is sufficient to cover our projected costs, there can be no assurances that historical data and trends will accurately predict our actual warranty costs. Furthermore, there can be no assurances that future economic or financial developments might not lead to a significant change in the reserve.
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
We have no valuation allowance on our deferred tax assets and NOL carryovers at December 31, 2016.
Share-Based Payments
We have both time-based restricted stock awards and units ("time-based awards") and performance-based restricted stock awards ("performance awards") outstanding under our stock compensation plan. Compensation cost related to time-based restricted stock awards is measured as of the closing price on the date of grant and is expensed on a straight-line basis over the vesting period of the award. Compensation cost related to the performance awards is also measured as of the closing price on the date of grant but is expensed in accordance with ASC 718-10-25-20, Compensation – Stock Compensation ("ASC 718"), which requires an assessment of probability of attainment of the performance target. As our performance targets are dependent on performance over a specified measurement period, once we determine that the performance target outcome is probable, the cumulative expense is recorded immediately with the remaining expense and recorded on a straight-line basis through the end of the vesting periods of the awards. Within our performance-based restricted stock awards, we have grants that contain market conditions as defined by ASC 718. In accordance with ASC 718, compensation cost related to these market awards is based on a derived fair value analysis and is expensed straight line over the service period of the awards. Our time based awards generally vest on a pro-rata basis over either three or five years, and our performance awards cliff vest at the end of the third year.

Home Closing Revenue, Home Orders and Order Backlog - Segment Analysis
The composition of our closings, home orders and backlog is constantly changing and is based on a dissimilar mix of communities between periods as new projects and product lines open and existing projects wind down. Further, individual homes within a community can range significantly in price due to differing square footage, option selections, lot sizes and quality and location of lots (e.g. cul-de-sac, view lots, greenbelt lots). These variations result in a lack of meaningful comparability between our home orders, closings and backlog due to the changing mix between periods. The tables on the following pages present operating and financial data that we consider most critical to managing our operations (dollars in thousands):

	Years Ended December 31,		Year Over Year
	2016	2015	Chg $	Chg %
Home Closing Revenue
Total
Dollars	$3,003,426	$2,531,556	$471,870	18.6%
Homes closed	7,355	6,522	833	12.8%
Average sales price	$408.4	$388.2	$20.2	5.2%
West Region
Arizona
Dollars	$384,767	$325,371	$59,396	18.3%
Homes closed	1,122	1,008	114	11.3%
Average sales price	$342.9	$322.8	$20.1	6.2%
California
Dollars	$590,340	$478,174	$112,166	23.5%
Homes closed	1,020	888	132	14.9%
Average sales price	$578.8	$538.5	$40.3	7.5%
Colorado
Dollars	$310,191	$224,125	$86,066	38.4%
Homes closed	634	495	139	28.1%
Average sales price	$489.3	$452.8	$36.5	8.1%
West Region Totals
Dollars	$1,285,298	$1,027,670	$257,628	25.1%
Homes closed	2,776	2,391	385	16.1%
Average sales price	$463.0	$429.8	$33.2	7.7%
Central Region - Texas
Central Region Totals
Dollars	$778,964	$705,318	$73,646	10.4%
Homes closed	2,130	2,025	105	5.2%
Average sales price	$365.7	$348.3	$17.4	5.0%
East Region
Florida
Dollars	$368,564	$361,127	$7,437	2.1%
Homes closed	895	843	52	6.2%
Average sales price	$411.8	$428.4	$(16.6)	(3.9)%
Georgia
Dollars	$114,137	$72,913	$41,224	56.5%
Homes closed	337	228	109	47.8%
Average sales price	$338.7	$319.8	$18.9	5.9%
North Carolina
Dollars	$278,747	$215,642	$63,105	29.3%
Homes closed	672	551	121	22.0%
Average sales price	$414.8	$391.4	$23.4	6.0%
South Carolina
Dollars	$103,851	$101,847	$2,004	2.0%
Homes closed	328	330	(2)	(0.6)%
Average sales price	$316.6	$308.6	$8.0	2.6%
Tennessee
Dollars	$73,865	$47,039	$26,826	57.0%
Homes closed	217	154	63	40.9%
Average sales price	$340.4	$305.4	$35.0	11.5%
East Region Totals
Dollars	$939,164	$798,568	$140,596	17.6%
Homes closed	2,449	2,106	343	16.3%
Average sales price	$383.5	$379.2	$4.3	1.1%

	Years Ended December 31,		Year Over Year
	2015	2014	Chg $	Chg %
Home Closing Revenue
Total
Dollars	$2,531,556	$2,142,391	$389,165	18.2%
Homes closed	6,522	5,862	660	11.3%
Average sales price	$388.2	$365.5	$22.7	6.2%
West Region
Arizona
Dollars	$325,371	$307,282	$18,089	5.9%
Homes closed	1,008	924	84	9.1%
Average sales price	$322.8	$332.6	$(9.8)	(2.9)%
California
Dollars	$478,174	$395,105	$83,069	21.0%
Homes closed	888	785	103	13.1%
Average sales price	$538.5	$503.3	$35.2	7.0%
Colorado
Dollars	$224,125	$206,702	$17,423	8.4%
Homes closed	495	464	31	6.7%
Average sales price	$452.8	$445.5	$7.3	1.6%
West Region Totals
Dollars	$1,027,670	$909,089	$118,581	13.0%
Homes closed	2,391	2,173	218	10.0%
Average sales price	$429.8	$418.4	$11.4	2.7%
Central Region - Texas
Central Region Totals
Dollars	$705,318	$683,717	$21,601	3.2%
Homes closed	2,025	2,224	(199)	(8.9)%
Average sales price	$348.3	$307.4	$40.9	13.3%
East Region
Florida
Dollars	$361,127	$277,045	$84,082	30.3%
Homes closed	843	$699	144	20.6%
Average sales price	$428.4	$396.3	$32.1	8.1%
Georgia
Dollars	$72,913	$29,633	$43,280	146.1%
Homes closed	228	90	138	153.3%
Average sales price	$319.8	$329.3	$(9.5)	(2.9)%
North Carolina
Dollars	$215,642	$157,989	$57,653	36.5%
Homes closed	551	386	165	42.7%
Average sales price	$391.4	$409.3	$(17.9)	(4.4)%
South Carolina
Dollars	$101,847	$36,241	$65,606	181.0%
Homes closed	330	112	218	194.6%
Average sales price	$308.6	$323.6	$(15.0)	(4.6)%
Tennessee
Dollars	$47,039	$48,677	$(1,638)	(3.4)%
Homes closed	154	178	(24)	(13.5)%
Average sales price	$305.4	$273.5	$31.9	11.7%
East Region Totals
Dollars	$798,568	$549,585	$248,983	45.3%
Homes closed	2,106	1,465	641	43.8%
Average sales price	$379.2	$375.1	$4.1	1.1%

	Years Ended December 31,		Year Over Year
	2016	2015	Chg $	Chg %
Home Orders (1)
Total
Dollars	$3,001,503	$2,822,785	$178,718	6.3%
Homes ordered	7,290	7,100	190	2.7%
Average sales price	$411.7	$397.6	$14.2	3.6%
West Region
Arizona
Dollars	$428,204	$377,059	$51,145	13.6%
Homes ordered	1,249	1,133	116	10.2%
Average sales price	$342.8	$332.8	$10.0	3.0%
California
Dollars	$559,832	$538,357	$21,475	4.0%
Homes ordered	962	965	(3)	(0.3)%
Average sales price	$581.9	$557.9	$24.0	4.3%
Colorado
Dollars	$302,124	$264,643	$37,481	14.2%
Homes ordered	575	559	16	2.9%
Average sales price	$525.4	$473.4	$52.0	11.0%
West Region Totals
Dollars	$1,290,160	$1,180,059	$110,101	9.3%
Homes ordered	2,786	2,657	129	4.9%
Average sales price	$463.1	$444.1	$19.0	4.3%
Central Region - Texas
Central Region Totals
Dollars	$783,504	$746,471	$37,033	5.0%
Homes ordered	2,119	2,109	10	0.5%
Average sales price	$369.8	$353.9	$15.9	4.5%
East Region
Florida
Dollars	$367,012	$376,563	$(9,551)	(2.5)%
Homes ordered	861	893	(32)	(3.6)%
Average sales price	$426.3	$421.7	$4.6	1.1%
Georgia
Dollars	$114,074	$89,755	$24,319	27.1%
Homes ordered	333	270	63	23.3%
Average sales price	$342.6	$332.4	$10.2	3.1%
North Carolina
Dollars	$254,521	$258,952	$(4,431)	(1.7)%
Homes ordered	605	626	(21)	(3.4)%
Average sales price	$420.7	$413.7	$7.0	1.7%
South Carolina
Dollars	$114,376	$105,838	$8,538	8.1%
Homes ordered	356	348	8	2.3%
Average sales price	$321.3	$304.1	$17.2	5.7%
Tennessee
Dollars	$77,856	$65,147	$12,709	19.5%
Homes ordered	230	197	33	16.8%
Average sales price	$338.5	$330.7	$7.8	2.4%
East Region Totals
Dollars	$927,839	$896,255	$31,584	3.5%
Homes ordered	2,385	2,334	51	2.2%
Average sales price	$389.0	$384.0	$5.0	1.3%

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

	Years Ended December 31,
	2016		2015		2014
	Ending	Average	Ending	Average	Ending	Average
Active Communities
Total	243	248.5	254	241.5	229	208.5
West Region
Arizona	42	41.5	41	41.0	41	40.5
California	28	26.0	24	24.0	24	23.0
Colorado	10	13.0	16	16.5	17	15.5
West Region Totals	80	80.5	81	81.5	82	79.0
Central Region - Texas
Central Region Totals	80	76.0	72	65.5	59	64.5
East Region
Florida	27	29.0	31	30.0	29	24.5
Georgia	17	17.0	17	15.0	13	6.5
North Carolina	17	21.5	26	23.5	21	19.0
South Carolina	15	16.5	18	19.0	20	10.0
Tennessee	7	8.0	9	7.0	5	5.0
East Region Totals	83	92.0	101	94.5	88	65.0

	Years Ended December 31,
	2016	2015	2014
Cancellation Rates (1)
Total	13.1%	12.1%	14.0%
West Region
Arizona	12.7%	9.2%	12.2%
California	12.9%	10.4%	16.2%
Colorado	10.6%	10.6%	12.3%
West Region Totals	12.3%	9.9%	13.7%
Central Region - Texas
Central Region Totals	15.3%	15.5%	15.9%
East Region
Florida	12.3%	14.1%	12.0%
Georgia	19.2%	13.7%	12.2%
North Carolina	9.7%	9.0%	10.6%
South Carolina	9.4%	6.5%	18.9%
Tennessee	9.4%	10.0%	6.3%
East Region Totals	12.0%	11.3%	11.5%

(1)	Cancellation rates are computed as the number of canceled units for the period divided by the gross sales units for the same period.

	At December 31,		Year Over Year
	2016	2015	Chg $	Chg %
Order Backlog (1)
Total
Dollars	$1,135,758	$1,137,681	$(1,923)	(0.2)%
Homes in backlog	2,627	2,692	(65)	(2.4)%
Average sales price	$432.3	$422.6	$9.7	2.3%
West Region
Arizona
Dollars	$161,343	$117,906	$43,437	36.8%
Homes in backlog	444	317	127	40.1%
Average sales price	$363.4	$371.9	$(8.5)	(2.3)%
California
Dollars	$153,638	$184,146	$(30,508)	(16.6)%
Homes in backlog	231	289	(58)	(20.1)%
Average sales price	$665.1	$637.2	$27.9	4.4%
Colorado
Dollars	$154,084	$162,151	$(8,067)	(5.0)%
Homes in backlog	273	332	(59)	(17.8)%
Average sales price	$564.4	$488.4	$76.0	15.6%
West Region Totals
Dollars	$469,065	$464,203	$4,862	1.0%
Homes in backlog	948	938	10	1.1%
Average sales price	$494.8	$494.9	$(0.1)	—%
Central Region - Texas
Central Region Totals
Dollars	$354,734	$350,194	$4,540	1.3%
Homes in backlog	931	942	(11)	(1.2)%
Average sales price	$381.0	$371.8	$9.2	2.5%
East Region
Florida
Dollars	$116,454	$118,006	$(1,552)	(1.3)%
Homes in backlog	253	287	(34)	(11.8)%
Average sales price	$460.3	$411.2	$49.1	11.9%
Georgia
Dollars	$33,363	$33,426	$(63)	(0.2)%
Homes in backlog	91	95	(4)	(4.2)%
Average sales price	$366.6	$351.9	$14.7	4.2%
North Carolina
Dollars	$87,252	$111,478	$(24,226)	(21.7)%
Homes in backlog	193	260	(67)	(25.8)%
Average sales price	$452.1	$428.8	$23.3	5.4%
South Carolina
Dollars	$40,636	$30,111	$10,525	35.0%
Homes in backlog	116	88	28	31.8%
Average sales price	$350.3	$342.2	$8.1	2.4%
Tennessee
Dollars	$34,254	$30,263	$3,991	13.2%
Homes in backlog	95	82	13	15.9%
Average sales price	$360.6	$369.1	$(8.5)	(2.3)%
East Region Totals
Dollars	$311,959	$323,284	$(11,325)	(3.5)%
Homes in backlog	748	812	(64)	(7.9)%
Average sales price	$417.1	$398.1	$19.0	4.8%

(1)	Our backlog represents net sales that have not closed.

	At December 31,		Year Over Year
	2015	2014	Chg $	Chg %
Order Backlog (1)
Total
Dollars	$1,137,681	$846,452	$291,229	34.4%
Homes in backlog	2,692	2,114	578	27.3%
Average sales price	$422.6	$400.4	$22.2	5.5%
West Region
Arizona
Dollars	$117,906	$66,218	$51,688	78.1%
Homes in backlog	317	192	125	65.1%
Average sales price	$371.9	$344.9	$27.0	7.8%
California
Dollars	$184,146	$123,963	$60,183	48.5%
Homes in backlog	289	212	77	36.3%
Average sales price	$637.2	$584.7	$52.5	9.0%
Colorado
Dollars	$162,151	$121,633	$40,518	33.3%
Homes in backlog	332	268	64	23.9%
Average sales price	$488.4	$453.9	$34.5	7.6%
West Region Totals
Dollars	$464,203	$311,814	$152,389	48.9%
Homes in backlog	938	672	266	39.6%
Average sales price	$494.9	$464.0	$30.9	6.7%
Central Region - Texas
Central Region Totals
Dollars	$350,194	$309,041	$41,153	13.3%
Homes in backlog	942	858	84	9.8%
Average sales price	$371.8	$360.2	$11.6	3.2%
East Region
Florida
Dollars	$118,006	$102,570	$15,436	15.0%
Homes in backlog	287	237	50	21.1%
Average sales price	$411.2	$432.8	$(21.6)	(5.0)%
Georgia
Dollars	$33,426	$16,584	$16,842	101.6%
Homes in backlog	95	53	42	79.2%
Average sales price	$351.9	$312.9	$39.0	12.5%
North Carolina
Dollars	$111,478	$68,168	$43,310	63.5%
Homes in backlog	260	185	75	40.5%
Average sales price	$428.8	$368.5	$60.3	16.4%
South Carolina
Dollars	$30,111	$26,120	$3,991	15.3%
Homes in backlog	88	70	18	25.7%
Average sales price	$342.2	$373.1	$(30.9)	(8.3)%
Tennessee
Dollars	$30,263	$12,155	$18,108	149.0%
Homes in backlog	82	39	43	110.3%
Average sales price	$369.1	$311.7	$57.4	18.4%
East Region Totals
Dollars	$323,284	$225,597	$97,687	43.3%
Homes in backlog	812	584	228	39.0%
Average sales price	$398.1	$386.3	$11.8	3.1%

(1)	Our backlog represents net sales that have not closed.

Fiscal 2016 Compared to Fiscal 2015
Companywide. Home closing revenue for the year ended December 31, 2016 increased 18.6% to $3.0 billion when compared to the prior year due to 833 additional units closed and a $20,200 increase in average sales price. Home order growth improved 6.3% to $3.0 billion on 7,290 units in 2016 as compared to $2.8 billion on 7,100 units in 2015. In addition, the value on orders was assisted by an average sales price increase of $14,200. The average sales prices on orders rose in all of our markets year over year, mainly as a result of community location and product mix, with some pricing appreciation in certain markets. A decline in community count contributed to a 65-unit or 2.4% decrease in our year-end backlog as fourth quarter orders slowed, ending 2016 with 2,627 homes in backlog compared to 2,692 homes in the prior year. Backlog value at December 31, 2016 was flat at $1.1 billion year over year due to a 2.3% increase in average sales price. A strategic shift in product to appeal to the first-time homebuyer segment combined with delays in some community openings drove the 4.3% decline in ending community count.
West. In 2016, home closing units in our West Region increased 16.1%, coupled with a $33,200 increase in average sales price, generating $1.3 billion in home closing revenue for the year ended December 31, 2016, a 25.1% improvement compared to $1.0 billion in 2015. Similarly, the Region reported a $110.1 million increase in order value to $1.3 billion on 2,786 units compared to $1.2 billion on 2,657 units in the prior year. Demand in the West Region remains strong as evidenced by the 6.1% improvement in orders pace of 34.6 units per average community for the year ended December 31, 2016 as compared to 32.6 in 2015. These results led to ending backlog in the Region of $469.1 million on 948 units versus $464.2 million on 938 units in 2015, 1.0% and 1.1% increases over the prior year, respectively.
The California market delivered the highest home closing revenue in the region, ending the year with $590.3 million on 1,020 closings, 23.5% and 14.9% improvements over 2015, respectively. This improvement was largely the benefit of strong orders in 2015 when California led the company in orders pace and led to the quick sell out of several communities. Accordingly, we opened 12 new communities during 2016, ending the year with 28 active communities, a 16.7% increase over prior year. An 8.0% decline in orders pace contributed to flat orders year over year, but our California results benefited from a $24,000 increase to average sales prices on homes ordered that led to a 4.0% increase in order value. The 2016 pace of 37.0 orders per average community in California remains the second highest in the company and represents strong demand.
Arizona contributed $384.8 million in home closing revenue in 2016 on 1,122 units, increases of 18.3% and 11.3% over prior year, respectively. Arizona also reported order improvement and was the largest growth contributor for the Region in order units and value, with an increase of $51.1 million on 116 additional units in 2016 compared to 2015. As evidenced by the 9.1% higher orders pace, demand is strengthening in the Arizona market, particularly in our newly opened LiVE.NOW communities offering our new product line, which provide all of the standard Meritage energy-efficient features and benefits, but at an affordable price point for the first-time buyer.
The Colorado market continues to provide year-over-year growth in both closings and orders. Colorado ended the year with $310.2 million in home closing revenue on 634 units, 38.4% and 28.1% improvements over prior year, respectively. The growth in orders was more tempered, at 2.9% more units, and is entirely attributable to the 21.2% decline in average active communities. The tremendous demand in this market is evidenced in the rising average sales prices on both closings and orders and the 30.4% improvement in orders pace over the prior year. Colorado led the company in 2016 with 44.2 homes ordered per average community, resulting in the fast sell out of high-demand communities. We are aggressively reloading our lot supply here, and anticipate several community openings throughout 2017. We expect the rising sales prices to slow as we introduce more communities targeted to first-time homebuyers in the first half of 2017.
Central. The Central Region, made up of our Texas markets, closed 2,130 units totaling $779.0 million in home closing revenue. The 5.2% increase in closing units combined with a 5.0%, or $17,400, increase in average sales prices, resulted in a $73.6 million higher home closing revenue than in 2015. Orders improved slightly compared to prior year, and average sales prices increased by $15,900, resulting in a $37.0 million increase in order value. The Region reported an orders pace decline of 13.4% year over year, as the majority of new community openings occurred in the second half of 2016. Community count is expected to continue to grow throughout 2017 which we expect to result in continued order and revenue growth in 2017. Although the Houston division continues to perform below recent years, demand there is starting to stabilize and we have begun to re-invest in that market. Dallas continues to be one of our best homebuilding markets and closings increased significantly over prior year, partially due to homes impacted by the weather-related delays in 2015 closing in early 2016. The Region ended 2016 with relatively flat backlog of 931 units valued at $354.7 million compared to 942 units valued at $350.2 million at December 31, 2015.
East. Our East Region generated 2,449 closings with $939.2 million of home closing revenue in 2016, 16.3% and 17.6% increases, respectively, from the same period in 2015. The Region also reported an increase in orders year over year, providing $31.6 million of additional order dollars, due to 51 additional units, aided by a $5,000 increase in average sales prices from 2015. The orders growth was hindered by the 2.6% decline in average active communities during 2016 although the Region experienced a 4.9% increase in orders pace over 2015. To meet the demand in these markets, we are focused on community openings planned throughout the East region in the first half of 2017, many of which will open with our new product offering, and we expect orders growth as a result.

The Florida market is the largest contributor to the Region's results reporting $368.6 million in home closing revenue on 895 units. Home closing units increased by 6.2% over prior year but were partially offset by a $16,600 decline in average sales price netting a 2.1% increase in closing revenue over prior year. A shift in product mix directly contributed to the decline in average sales price as several luxury communities with above average sales prices contributed to a large percentage of 2015 closings. Florida generated 861 orders during 2016 valued at $367.0 million, reflecting declines of 3.6% and 2.5%, respectively, compared to prior year. The decline in orders was the result of a 3.3% decline in average community count.

Operations in North Carolina delivered 672 units and $278.7 million in home closing revenue during 2016. These results represent a 29.3% or $63.1 million increase in closing revenue and a 22.0% or 121-unit improvement in closings over prior year. The state generated 605 orders with $254.5 million in order revenue, representing declines of 3.4% and 1.7% compared to prior year, respectively. This order decline is largely attributable to the 8.5% decrease in the average number of actively-selling communities, partially offset by a 5.6% increase in orders pace. We are working diligently to open new communities with our new product offerings to meet the demand reflected by the improved orders pace.

Tennessee increased its contribution to home closings and revenue in 2016, ending the year with 217 closings valued at $73.9 million. These results represent 40.9% and 57.0% increases over prior year, respectively, in addition to a $35,000 increase in average sales price. Orders and order value also improved in 2016, ending the year with 230 orders valued at $77.9 million, 16.8% and 19.5% increases over 2015, respectively. The largest driver for this improvement resulted from a 14.3% increase in average active communities in 2016 versus 2015 combined with a 2.5% improvement in orders pace.

Growth in Georgia continues to be a strategic focus for us, as this market demonstrates solid buyer demand and is one of the strongest homebuilding markets in the country. During 2016, we increased average active community count by 13.3% over prior year and anticipate opening several new communities in the first half of 2017. We ended the year with 337 closings that provided $114.1 million in home closing revenue, 47.8% and 56.5% increases over 2015. Orders in Georgia grew by 23.3% or 63 units, largely attributable to a 8.9% increase in the orders pace during the year combined with the higher average community count. Total order value improved by $24.3 million or 27.1% year over year.

The South Carolina market provided 328 closings and $103.9 million in home closing revenue during 2016. Closings were flat with prior year but revenue improved by $2.0 million due to a $8,000 increase in average sales price. Orders and order value improved by 2.3% and 8.1%, respectively, ending the year with 356 orders valued at $114.4 million. Improvement in orders was the result of a 18.0% improvement in orders pace despite a 13.2% decline in average communities.
The region ended 2016 with 64-unit and $11.3 million decreases in ending backlog and backlog value, respectively, over the prior year, with 748 units valued at $312.0 million at December 31, 2016.

Land Closing Revenue and Gross Profit
From time to time, we may sell certain land parcels to other homebuilders, developers or investors if we feel the sale will provide a greater economic benefit to us than continuing home construction or where we are looking to diversify our land positions in the specific geography. As a result of such sales, we recognized land closing revenue of $25.8 million and $36.5 million for the years ending December 31, 2016 and 2015, respectively. For both years, modest profits were achieved on these land sales, $2.4 million in 2016 and $6.8 million in 2015.

Fiscal 2015 Compared to Fiscal 2014
Companywide. Home closing revenue for the year ended December 31, 2015 increased 18.2% to $2.5 billion when compared to the prior year due to the 660 additional units closed and a $22,700 increase in average closing price. Home orders also improved to $2.8 billion on 7,100 units in 2015 as compared to $2.2 billion on 5,944 units in 2014. In addition to the higher units, the value on orders was assisted by an average sales price increase of $21,100. Buyer confidence helped to maintain a low cancellation rate of 12.1% in 2015 as compared to 14.0% in 2014, contributing to a 578-unit or 27.3% increase in our year-end backlog, ending 2015 with 2,692 homes valued at $1.1 billion as compared to 2,114 homes valued at $846.5 million in 2014. The largest year-over-year revenue and order growth came from our East Region, reflecting the results of markets from our 2014 acquisition of Legendary Communities, combined with organic growth from our existing East Region markets. Consistent with our revenue and orders growth, community count expansion in 2015 was also led by our East Region, which reported a 45.4% year-over-year increase in the average number of actively-selling communities. We ended 2015 with 254 actively-selling communities as compared to 229 at the end of 2014.
West. In 2015, home closing units in our West Region increased 10.0% coupled with an $11,400 increase in average sales price that generated $1.0 billion in home closing revenue for the year ended December 31, 2015, a 13.0% improvement compared to $909.1 million in 2014. Similarly, the Region reported a $256.2 million increase in order value to $1.2 billion on 2,657 units. These results led to ending backlog in the Region of $464.2 million on 938 units at December 31, 2015 versus $311.8 million on 672 units at December 31, 2014.
Demand in the West Region continued to rise as evidenced by the 20.3% improvement in annual per-community orders pace of 32.6 for the year ended December 31, 2015 as compared to 27.1 in 2014. Arizona was the largest growth contributor in 2015 for the Region in order units and value, with 35.2% and 36.5% improvements, respectively. The California market was the company leader for orders pace with 40.2 orders per average community in 2015, 19.6% higher than 2014. The combination of these factors contributed to the 25.0% and 30.8% increases in orders and order value, respectively, over 2014. Challenged with spring weather delays in 2015, which pushed out closing dates, Colorado experienced only a modest 6.7% increase in closing units, contributing 495 units with $224.1 million in closing revenue over the 464 units for the year ended December 31, 2014. Similarly, weather played a part in the slight increase in orders that was achieved in Colorado, with 559 units versus 530 in the prior year, up 5.5% from the prior year. Community location and product mix on orders largely drove the average sales price improvements in 2015 versus 2014. While each state in the Region varied with respect to prior year comparisons, all three states in the Region generated improvements for the year ending December 31, 2015, which directly led to an increase in backlog in 2015 of 266 units, or $152.4 million, compared to 2014, ending 2015 with 938 units valued at $464.2 million.
Central. The Central Region closed 2,025 units totaling $705.3 million in home closing revenue. The 8.9% decline in closing units was more than offset by the 13.3% or $40,900 increase in average sales prices, resulting in a $21.6 million improvement in home closing revenue versus 2014. Texas also experienced a 7.9% decrease in orders to 2,109 units in 2015 as compared to 2,290 units in 2014. The decrease in orders was partially offset by a $27,700 increase in average sales prices. The order and closing decline was largely impacted by the lower consumer confidence levels from lower oil prices in the Houston market. The Austin market experienced declines in orders and closings in 2015, as demand in that market has shifted to lower-priced homes. The San Antonio division was our only Texas market that delivered improved results in both orders and closings in 2015 versus 2014. The Region reported an orders pace decline of 9.3% year over year, a combined result of the reduced orders discussed above coupled with the relatively flat number of average selling communities. The combination of all these results translated to moderately higher backlog at December 31, 2015, with 942 units valued at $350.2 million, 9.8% and 13.3% increases, respectively, over 2014.
East. Our East Region generated 2,106 closings with $798.6 million of home closing revenue in 2015, 43.8% and 45.3% increases, respectively, from the same period in 2014. The Region also reported higher orders year over year, generating $329.1 million of additional order dollars, due to a 54.2% increase in units, aided by a $9,400 increase in average sales prices from 2014. The increases were primarily driven by 2015 representing full-year operations in our newer markets from the 2014 acquisition of Legendary Communities. Operations in Tennessee, Georgia and South Carolina reported average sales prices ranging from approximately $50,000-$110,000 less than the average of the other markets in our East Region in 2015. The Region ended 2015 with 101 actively-selling communities as compared to 88 at the end of 2014. Ending 2015 with 228-unit and $97.7 million increases in ending backlog and backlog value over the prior year, the Region has 812 units valued at $323.3 million at December 31, 2015.

The Florida market reported $361.1 million in closing revenue on 843 units and generated $376.6 million on 893 new orders for the year ended December 31, 2015. The Florida growth was largely attributable to the 22.4% increase in actively-selling communities in 2015 over 2014. Florida's closing revenue for the year ended December 31, 2015 increased compared to prior year by $84.1 million, largely driven by the 144 additional units closed, coupled with a $32,100 increase in average sales price. Operations in North Carolina contributed 551 units or $215.6 million in closings and 626 units, or $259.0 million in order volume. These results represented a 36.5% or $57.7 million increase in closing revenues and a 50.7% or $87.1 million improvement in order value. This order growth was largely attributable to the 23.7% increase in the average number of actively-selling communities in 2015 combined with higher average sales prices, mainly from offering larger product than in 2014. Tennessee reported reduced home closing revenue in 2015 of $1.6 million on 24 fewer units versus 2014. The largest driver for this decline was from the temporary reduction of actively-selling communities in the first half of 2015. The newest markets from the acquisition in Georgia and South Carolina had only partial 2014 results and contributed 228 and 330 closings valued at $72.9 million and $101.8 million, respectively, during 2015. Georgia and South Carolina also provided 270 and 348 orders in 2015, respectively, which resulted in ending backlog of 95 homes valued at $33.4 million in Georgia and 88 homes valued at $30.1 million in South Carolina at December 31, 2015 as compared to 53 units valued at $16.6 million in Georgia and 70 units valued at $26.1 million in South Carolina at December 31, 2014.

Land Closing Revenue and Gross Profit
We recognized land closing revenue of $36.5 million, and $27.3 million for the years ending December 31, 2015 and 2014, respectively. This resulted in a $6.8 million closing profit in 2015 as compared to the loss recognized in 2014 of $1.1 million, which was primarily the result of selling the remaining assets we had in the Las Vegas area.

Other Operating Information (dollars in thousands)

	Years ended December 31,
	2016		2015		2014
	Dollars	Percent of Home Closing Revenue	Dollars	Percent of Home Closing Revenue	Dollars	Percent of Home Closing Revenue
Home Closing Gross Profit (1)
Total	$528,842	17.6%	$481,919	19.0%	$453,715	21.2%

West	$222,428	17.3%	$185,253	18.0%	$196,040	21.6%

Central	$156,214	20.1%	$154,051	21.8%	$149,393	21.9%

East	$150,200	16.0%	$142,615	17.9%	$108,282	19.7%

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

Fiscal 2016 Compared to Fiscal 2015
Companywide. Home closing gross margin decreased to 17.6% for the year ended December 31, 2016 as compared to 19.0% for the year ended December 31, 2015. The increases in home closing volume and revenue generated an additional $46.9 million in gross profit over the prior year. The 140-basis-point reduction in gross margin is largely driven by a combination of higher construction labor, land and development costs partially offset by increasing average sales prices. Labor costs continued to climb throughout 2016 along with steadily rising land prices, both of which continue to place pressure on margins.
West. Our West Region reported lower year-over-year home closing gross margin of 17.3% in 2016 versus 18.0% in 2015. The decline is largely the result of higher land prices in the Region, as we are focused on building communities in highly sought-after submarkets, which demand high land prices. In particular, 2015 margins in the Southern California markets benefited from lower land prices in several communities that are now closed as compared to their replacement communities with closings in 2016. We are making concerted efforts to maximize margins in the Region through controlling our costs as we shift our product mix to the growing first-time buyer segment.
Central. The Central Region produced the highest home closing gross margin in the company, although its margin decreased from prior year consistent with company trends, reporting 20.1% in 2016 as compared to 21.8% in 2015. While we have modest pricing power in some communities, the increases are at a slower pace than that of rising labor, construction and land costs. In addition, several higher margin communities closed out, contributing fewer 2016 closings than in the prior year.
East. The East Region home closing gross margin decreased to 16.0% in 2016, compared to 17.9% in 2015. A primary factor in this decline is a shift in product mix in Florida as several luxury communities that generated above-average margins with high closing volume in 2015 tapered off in 2016. In addition, this Region has several lower volume divisions providing less overhead leverage and accordingly currently delivers our lowest gross margins. However, these newer divisions are seeing improvements in terms of operational efficiencies, as their volumes are increasing.

Fiscal 2015 Compared to Fiscal 2014
Companywide. Home closing gross margin decreased to 19.0% for the year ended December 31, 2015 as compared to 21.2% for the year ended December 31, 2014. The increase in home closing volume ended 2015 with $481.9 million in total gross profit, a $28.2 million improvement from 2014. The 220-basis-point reduction in gross margin was largely driven by rising land costs. Labor shortages were more acute in specific markets impacted by weather delays which also placed pressure on margins in 2015. In addition, company-wide home closing gross margins declined approximately 30 basis points due to impairment charges taken during the year ended December 31, 2015, while 2014 impairments had only a nominal impact on home closing gross margin. The lower margin East Region made up a larger percentage of our company-wide closings as compared to 2014 given our significant expansion efforts.
West. Our West Region experienced the largest decrease in home closing gross margin from 21.6% in 2014 to 18.0% in 2015. The margin decline from 2014 was largely the result of higher land prices in all states within the Region and increasing labor costs which were exacerbated in Colorado due to the construction delays caused by wet spring weather in 2015. A large percentage of the Arizona closings in the first half of 2015 were from orders received in latter 2014 when market conditions were soft and therefore contributed to the lower 2015 gross margins. Margins in the West Region were also impacted by approximately 40 basis points due to impairment charges taken during 2015.
Central. The Central Region's home closing gross margin was 21.8% in 2015, as compared to 21.9% in 2014. This market has historically reported our least volatile results in gross margin.
East. The East Region reported decreased gross margins in 2015 of 17.9% versus 19.7% in 2014. Gross margin in 2015 in this Region bears the impact of acquisition accounting adjustments. This Region also incurred impairment charges related to terminated option contracts acquired in connection with the acquisition, which impacted gross margin by approximately 30 basis points for the year ended December 31, 2015.

	Years Ended December 31,
	($ in thousands)
	2016	2015	2014
Financial services profit	$21,902	$19,271	$16,178
Financial services profit. Financial services profit represents the net profit of our financial services operations, including the operating profit generated by our wholly-owned title company, Carefree Title, as well as our portion of earnings from mortgage and title joint ventures. The increase in financial services profit year over year is primarily the result of the increase in home closings and revenue.

	Years Ended December 31,
	($ in thousands)
	2016	2015	2014
Commissions and Other Sales Costs
Dollars	$(215,092)	$(188,418)	$(156,742)
Percent of home closing revenue	7.2%	7.4%	7.3%
General and Administrative Expenses
Dollars	$(123,803)	$(112,849)	$(104,598)
Percent of total closing revenue	4.1%	4.4%	4.8%
Earnings/(Loss) from Other Unconsolidated Entities, Net
Dollars	$4,060	$(338)	$(447)
Interest Expense
Dollars	$(5,172)	$(15,965)	$(5,163)
Other Income/(Expense), Net
Dollars	$4,953	$(946)	$6,572
Provision for Income Taxes
Dollars	$(68,519)	$(60,726)	$(66,176)

Fiscal 2016 Compared to Fiscal 2015
Commissions and Other Sales Costs. Commissions and other sales costs are comprised of internal and external commissions and related sales and marketing expenses such as advertising and sales office costs. These costs increased by $26.7 million in 2016 over 2015, but decreased as a percentage of home closing revenue to 7.2% in 2016 compared to 7.4% in 2015. The dollar increase relates to increased commission expense attributable to higher closing revenue dollars while the percentage decrease is primarily the result of a revised commission structure we implemented in 2016.
General and Administrative Expenses. General and administrative expenses represent corporate and divisional overhead expenses such as salaries and bonuses, occupancy, insurance and travel expenses. We remain focused on cost control and maintaining overhead leverage at both the divisional and corporate levels and were successful in improving our leverage of general and administrative expenses as a percentage of total closing revenue to 4.1% in 2016 compared to 4.4% in 2015. General and administrative expenses increased to $123.8 million in 2016 versus $112.8 million in 2015. The increase in 2016 was primarily due to increased compensation costs driven by additional staffing volumes and higher performance-based compensation as a result of higher net earnings for the year ended December 31, 2016 versus 2015.
Earnings/(Loss) from Other Unconsolidated Entities, Net. Earnings/(loss) from other unconsolidated entities, net represents our portion of pre-tax earnings/(losses) from non-financial services joint ventures. Included in this amount is both the pass through of earnings/(losses) from the joint venture's most recently available financial statements as well as any accrued expected earnings/(losses) for the periods presented that might not have been reflected in the joint venture's financial statements provided to us. The 2016 earnings of $4.1 million compared to a 2015 loss of $0.3 million are the result of land sales recorded in our land joint ventures in 2016, with minimal comparable land sales in 2015.
Interest Expense. Interest expense is comprised of interest incurred, but not capitalized, on our senior and convertible senior notes and our Credit Facility. During 2016 and 2015, our non-capitalizable interest expense was $5.2 million and $16.0 million, respectively. The decrease in expense year over year is a result of additional inventory under development that qualifies for interest capitalization in 2016 compared to 2015.
Other Income/(Expense), Net. Other income/(expense), net primarily consists of (i) payments and awards related to legal settlements, (ii) sub lease income, (iii) forfeited deposits from potential homebuyers who canceled their purchase contracts with us, and (iv) interest earned on our cash and cash equivalents. The $5.9 million increase in other income/(expense), net is mainly due to increased interest income from municipalities related to reimbursable land development costs received in 2016 as compared to a net expense in the prior year resulting from $4.1 million in adverse legal rulings.
Income Taxes. The effective tax rate was 31.4% and 32.1% for 2016 and 2015, respectively. Our tax rate has been favorably impacted in both years by energy tax credits and the homebuilder manufacturing deduction.

Fiscal 2015 Compared to Fiscal 2014
Commissions and Other Sales Costs. These costs increased by $31.7 million in 2015 over 2014, but were relatively flat as a percentage of home closing revenue at 7.4% in 2015 compared to 7.3% in 2014. The dollar increase relates to increased commission expense attributable to higher home closing revenue.
General and Administrative Expenses. General and administrative expenses increased to $112.8 million for 2015 versus $104.6 million in 2014. The increase in 2015 was impacted by severance payments of approximately $3.1 million related to the departure of a senior executive officer in accordance with the terms of his employment agreement. In addition, increased compensation costs were driven by accelerated stock compensation expense of approximately $2.1 million as a result of retirement provision triggers being met for senior executive officers and non-employee directors. Results in 2015 also included full year divisional overhead costs incurred in Atlanta and Greenville, which had only partial year comparable costs in 2014.
Earnings/(Loss) from Other Unconsolidated Entities, Net. The 2015 loss of $0.3 million is consistent with the prior year loss of $0.4 million.
Interest Expense. During 2015 and 2014, our non-capitalizable interest expense was $16.0 million and $5.2 million, respectively. The increase in expense year over year was a result of the expense associated with the $200 million of 6.0% Senior Notes issued in June 2015 in addition to the interest charges associated with higher intra-period amounts drawn on our Credit Facility during 2015.
Other Income/(Expense), Net. The $7.5 million change from income in 2014 to expense in 2015 was mainly due to $4.1 million in litigation-related charges in 2015, compared to several favorable settlements in 2014.
Income Taxes. The effective tax rate was 32.1% and 31.8% for 2015 and 2014, respectively. Our tax rate was favorably impacted in both years by energy tax credits and the homebuilder manufacturing deduction.

Liquidity and Capital Resources

Overview of Cash Management
Our principal uses of capital for 2016 were the acquisition and development of new and strategic lot positions, home construction, operating expenses, and the payment of routine liabilities. We used funds generated by operations and our cash reserves to meet our short-term working capital requirements. We remain focused on acquiring desirable land positions, generating positive margins in our homebuilding operations and maintaining a strong balance sheet to support future needs and growth, while leveraging land options where possible.

Operating Cash Flow Activities

During the year ended December 31, 2016 and December 31, 2015, net cash used in operations totaled $103.4 million and $3.3 million, respectively. Operating cash flow results in 2016 benefited from the $149.5 million in net earnings, offset mainly by the $311.4 million increase in real estate due to land acquisition and development spending along with dollars spent on home inventory under construction. Operating cash flow results in 2015 benefited from the $128.7 million in net earnings, offset mainly by the $209.4 million increase in real estate. As we developed more home sites in 2016, we incurred increased land spend year over year.

Investing Cash Flow Activities

During the year ended December 31, 2016, net cash used in investing activities totaled $20.1 million as compared to $16.5 million for the same period in 2015. Cash used in investing activities in 2016 and 2015 is mainly attributable to the purchases of property, plant and equipment of $16.7 million and $16.1 million, respectively.

Financing Cash Flow Activities

During the year ended December 31, 2016, net cash used in financing activities totaled $7.0 million as compared to net cash provided by financing activities of $178.7 million for the same period in 2015. The use of cash in 2016 reflects $15.0 million in proceeds from the Credit Facility, offset by $21.3 million in repayments of loans payable and other borrowings. The net cash provided by financing activities in 2015 is primarily the result of the $200.0 million in proceeds from our senior note issuance, offset by $23.2 million in repayments of loans payable and other borrowings.

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

During 2016, we closed 7,355 homes, purchased approximately 8,600 lots for $579.7 million, spent $256.5 million on land development, $64.4 million on lot option deposits, and started approximately 7,800 homes. The opportunity to purchase substantially finished lots in desired locations is becoming increasingly more limited and competitive. As a result, we are spending more dollars on land development as we are purchasing more undeveloped land and partially-finished lots than in recent years. We exercise strict controls and believe we have a prudent strategy for Company-wide cash management, including those related to cash outlays for land and inventory acquisition and development. We ended 2016 with $131.7 million of cash and cash equivalents, a $130.5 million decrease from December 31, 2015 with $15.0 million of outstanding borrowings on our Credit Facility. We expect to generate cash from the sale of our inventory, but we intend to redeploy that cash to acquire and develop strategic and well-positioned lots to grow our business. While we don't have any debt maturities until 2018, the Convertible Senior Notes due 2032 may be tendered by the note-holders on September 15, 2017, the fifth anniversary date of the notes. In addition, we may redeem the notes at any time after the fifth anniversary and the amount due to the note-holders in the event of a repurchase is equal to 100% of the principal amount plus any accrued and unpaid interest. At December 31, 2016, there was $126.5 million in principal outstanding on the convertible notes.

In addition to expanding our business in existing markets, we may opportunistically increase our geographic footprint through acquisitions. Consistent with our efforts, in August 2013, we completed our first acquisition since 2005, entering the Nashville, Tennessee market through the purchase of a local homebuilder. In August 2014, we entered the Atlanta, Georgia and Greenville, South Carolina markets and expanded our presence in Charlotte, North Carolina through the acquisition of a regional homebuilder.

Additionally, we continue to evaluate our capital needs in light of the improving homebuilding markets and our existing capital structure. In 2016, we exercised the accordion feature of our unsecured revolving credit facility to increase the total commitments to $540.0 million and extended the maturity date whereby $60.0 million matures in July 2019 with the remainder maturing in July 2020.

We believe that we currently have strong liquidity. Nevertheless, we may seek additional capital to strengthen our liquidity position, enable us to opportunistically acquire additional land inventory in anticipation of improving market conditions, and/or strengthen our long-term capital structure. Such additional capital may be in the form of equity or debt financing and may be from a variety of sources. There can be no assurances that we would be able to obtain such additional capital on terms acceptable to us, if at all, and such additional equity or debt financing could dilute the interests of our existing stockholders or increase our interest costs. Reference is made to Notes 5 and 6 in the accompanying consolidated financial statements.

We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. Debt-to-capital and net debt-to-capital are calculated as follows (dollars in thousands):

	At December 31, 2016	At December 31, 2015
Notes payable and other borrowings	$1,127,314	$1,117,040
Stockholders’ equity	1,421,495	1,258,937
Total capital	$2,548,809	$2,375,977
Debt-to-capital (1)	44.2%	47.0%
Notes payable and other borrowings	$1,127,314	$1,117,040
Less: cash and cash equivalents	(131,702)	(262,208)
Net debt	995,612	854,832
Stockholders’ equity	1,421,495	1,258,937
Total net capital	$2,417,107	$2,113,769
Net debt-to-capital (2)	41.2%	40.4%

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

1.875% Convertible Senior Notes

In September 2012, we issued $126.5 million aggregate principal amount of 1.875% Convertible Senior Notes due 2032. The notes will initially be convertible into shares of our common stock at an initial conversion rate of 17.1985 shares of our common stock per $1,000 principal amount of Convertible Notes. This corresponds to an initial conversion price of $58.14 per share and represents a 47.5% conversion premium based on the closing price of our common stock on September 12, 2012. The conversion rate is subject to adjustments upon the occurrence of specific events. The notes may be redeemed by the note-holders on the fifth, tenth and fifteenth anniversary dates of the notes; the fifth anniversary is September 15, 2017. We may call the notes at any time after the September 2017 anniversary, and before the notes mature on September 15, 2032.
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

Loans Payable and Other Borrowings

The company has a $540.0 million unsecured revolving credit facility ("Credit Facility") with an accordion feature that permits the size of the facility to increase to a maximum of $600.0 million. In June 2016, we amended the Credit Facility to extend the maturity date of a substantial portion of the Credit Facility whereby $60.0 million matures in July 2019 with the remainder maturing in July 2020. In December 2016, the company exercised the accordion feature and increased total commitments by $40.0 million to $540.0 million. Borrowings under the Credit Facility are unsecured but availability is subject to, among other things, a borrowing base. During 2016 and 2015, borrowings under the Credit Facility reached $85.0 million and $110.0 million, respectively. As of December 31, 2016, we had outstanding borrowings of $15.0 million and outstanding letters of credit issued under the Credit Facility totaling $43.8 million, leaving $481.2 million available under the Credit Facility to be drawn.

Credit Facility Covenants
Borrowings under the Credit Facility are unsecured but availability is subject to, among other things, a borrowing base. The Credit Facility also contains certain financial covenants, including (a) a minimum tangible net worth requirement of $670.3 million (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings), and (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 60%. In addition, we are required to maintain either (i) an interest coverage ratio (EBITDA to interest expense, as defined therein) of at least 1.50 to 1.00 or (ii) liquidity (as defined therein) of an amount not less than our consolidated interest incurred during the trailing 12 months. We were in compliance with all Credit Facility covenants as of December 31, 2016. Our actual financial covenant calculations as of December 31, 2016 are reflected in the table below.

Financial Covenant (dollars in thousands):	Covenant Requirement	Actual
Minimum Tangible Net Worth	> $869,644	$1,383,574
Leverage Ratio	< 60%	40%
Interest Coverage Ratio (1)	> 1.50	4.48
Minimum Liquidity (1)	> $70,348	$612,863
Investments other than defined permitted investments	< $415,072	$17,097

(1)	We are required to meet either the Interest Coverage Ratio or Minimum Liquidity, but not both.
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
The total number of lots under control at December 31, 2016 was 29,815 as compared to 27,785 at December 31, 2015. At December 31, 2016 and 2015, respectively, 65.0% and 69.1% of our controlled lots were owned. The increase in our lots under control from prior year is primarily due to additional lots contracted under purchase agreements in 2016. During 2016, we contracted for approximately 10,900 lots with an aggregate purchase price of $600.1 million as compared to approximately 6,500 lots with an aggregate purchase price of $349.7 million in 2015. The lower volume in 2015 stemmed from assessing the uncertainties in certain markets in 2015, and temporarily slowing our land purchases as a result during 2015. At December 31, 2016, our total option and purchase contracts had purchase prices in the aggregate of approximately $986.1 million, on which we had made deposits of approximately $85.6 million in cash, of which approximately 88.6% is non-refundable.
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

Contractual Obligations
The following is a summary of our contractual obligations at December 31, 2016, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	Total	Less than 1 Year (3)	1-3 Years	4-5 Years	More Than 5 Years
Principal, senior and convertible senior notes	$1,101,500	$126,500	$175,000	$300,000	$500,000
Interest, senior and convertible senior notes	292,725	64,005	110,214	72,256	46,250
Loans payable and other borrowings	32,195	23,956	7,924	315	—
Interest, loans payable and other borrowings	943	580	363	—	—
Operating lease obligations	27,139	7,176	9,534	6,400	4,029
Other contractual obligations (1)	1,366	1,210	156	—	—
Total (2)	$1,455,868	$223,427	$303,191	$378,971	$550,279

(1)	Represents other long-term obligations for items such as software and marketing licenses.

(2)	See Notes 5, 6 and 15 to our consolidated financial statements included in this report for additional information regarding our contractual obligations.

(3)
The Convertible Notes may be redeemed by the note-holders on the fifth, tenth and fifteenth anniversary dates of the Convertible Notes. On such dates, the note-holders may require a repurchase for any portion or all of their outstanding notes. The fifth anniversary of the Convertible Notes is September 15, 2017. The amount due to the note-holders in the event of a repurchase is equal to 100% of the principal amount plus any accrued and unpaid interest. We may call the Convertible Notes at any time after the September 15, 2017 anniversary.

We do not engage in commodity trading or other similar activities. We had no derivative financial instruments at December 31, 2016 or 2015.
Recent Accounting Standards
See Note 1 to our consolidated financial statements included in this report for discussion of recently-issued accounting standards.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our fixed rate debt is made up primarily of $175.0 million in principal of our 4.50% senior notes, $300.0 million in principal of our 7.15% senior notes, $300.0 million in principal of our 7.00% senior notes, $200.0 million in principal of our 6.00% senior notes and $126.5 million in principal of our 1.875% senior convertible notes. Except in limited circumstances, or upon the occurrence of specific trigger events for our convertible notes, we do not have an obligation to prepay our fixed-rate debt prior to maturity and, as a result, interest rate risk and changes in fair value should not have a significant impact on our fixed rate borrowings until we would be required to repay such debt. Our Credit Facility is subject to interest rate changes. We had maximum intra-period borrowings under the Credit Facility of up to $85.0 million and $110.0 million for years ending December 31, 2016 and 2015, respectively, with $15.0 million outstanding at December 31, 2016 and no amount outstanding at December 31, 2015. Interest charges resulting from the intra-period borrowings totaled $0.5 million and $0.9 million for the years ended December 31, 2016 and 2015, respectively.
The following table presents our long-term debt obligations, principal cash flows by maturity, weighted average interest rates and estimated fair market value for the year ended December 31, 2016:

								Fair Value at December 31,
	2017 (a)	2018	2019	2020	2021	Thereafter	Total	2016 (b)

Senior and Convertible Senior Notes
Fixed rate	$126.5	$175.0	$—	$300.0	$—	$500.0	$1,101.5	$1,156.5
Weighted average interest rate	1.875%	4.500%	n/a	7.150%	n/a	6.600%	5.874%	n/a

Loans Payable and Other Borrowings
Fixed rate	$24.0	$7.3	$0.6	$0.3	$—	$—	$32.2	$32.2
Average interest rate	2.429%	5.717%	—%	—%	n/a	n/a	3.690%	n/a

(a)
The Convertible Notes may be redeemed by the note-holders on the fifth, tenth and fifteenth anniversary dates of the Convertible Notes. On such dates, the note-holders may require a repurchase for any portion or all of their outstanding notes. The fifth anniversary of the Convertible Notes is September 15, 2017. The amount due to the note-holders in the event of a repurchase is equal to 100% of the principal amount plus any accrued and unpaid interest. We may call the Convertible Notes at any time after the September 15, 2017 anniversary.

(b)	Fair value of our fixed rate debt at December 31, 2016, is derived from quoted market prices by independent dealers.
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

Item 8. Financial Statements and Supplementary Data
Our consolidated financial statements as of December 31, 2016 and 2015 and for each of the years in the three-year period ended December 31, 2016, together with related notes and the report of Deloitte & Touche LLP, independent registered public accounting firm, are on the following pages.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Meritage Homes Corporation
Scottsdale, Arizona
We have audited the accompanying consolidated balance sheets of Meritage Homes Corporation and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Meritage Homes Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Phoenix, Arizona
February 17, 2017

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	At December 31,
	2016	2015
	(In thousands, except share data)
Assets
Cash and cash equivalents	$131,702	$262,208
Other receivables	70,355	57,296
Real estate	2,422,063	2,098,302
Deposits on real estate under option or contract	85,556	87,839
Investments in unconsolidated entities	17,097	11,370
Property and equipment, net	33,202	33,970
Deferred tax asset	53,320	59,147
Prepaids, other assets and goodwill	75,396	69,645
Total assets	$2,888,691	$2,679,777
Liabilities
Accounts payable	$140,682	$106,440
Accrued liabilities	170,852	161,163
Home sale deposits	28,348	36,197
Loans payable and other borrowings	32,195	23,867
Senior and convertible senior notes, net	1,095,119	1,093,173
Total liabilities	1,467,196	1,420,840
Stockholders’ Equity
Preferred stock, par value $0.01. Authorized 10,000,000 shares; none issued and outstanding at December 31, 2016 and 2015	—	—
Common stock, par value $0.01. Authorized 125,000,000 shares; issued 40,030,518 and 39,669,094 shares at December 31, 2016 and 2015, respectively	400	397
Additional paid-in capital	572,506	559,492
Retained earnings	848,589	699,048
Total stockholders’ equity	1,421,495	1,258,937
Total liabilities and stockholders’ equity	$2,888,691	$2,679,777
See accompanying notes to consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2016	2015	2014
	(In thousands, except per share data)
Homebuilding:
Home closing revenue	$3,003,426	$2,531,556	$2,142,391
Land closing revenue	25,801	36,526	27,252
Total closing revenue	3,029,227	2,568,082	2,169,643
Cost of home closings	(2,474,584)	(2,049,637)	(1,688,676)
Cost of land closings	(23,431)	(29,736)	(28,350)
Total cost of closings	(2,498,015)	(2,079,373)	(1,717,026)
Home closing gross profit	528,842	481,919	453,715
Land closing gross profit/(loss)	2,370	6,790	(1,098)
Total closing gross profit	531,212	488,709	452,617
Financial Services:
Revenue	12,507	11,377	10,121
Expense	(5,587)	(5,203)	(4,812)
Earnings from financial services unconsolidated entities and other, net	14,982	13,097	10,869
Financial services profit	21,902	19,271	16,178
Commissions and other sales costs	(215,092)	(188,418)	(156,742)
General and administrative expenses	(123,803)	(112,849)	(104,598)
Earnings/(loss) from other unconsolidated entities, net	4,060	(338)	(447)
Interest expense	(5,172)	(15,965)	(5,163)
Other income/(expense), net	4,953	(946)	6,572
Earnings before income taxes	218,060	189,464	208,417
Provision for income taxes	(68,519)	(60,726)	(66,176)
Net earnings	$149,541	$128,738	$142,241
Earnings per common share:
Basic	$3.74	$3.25	$3.65
Diluted	$3.55	$3.09	$3.46
Weighted average number of shares:
Basic	39,976	39,593	39,017
Diluted	42,585	42,164	41,614
See accompanying notes to consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Years Ended December 31, 2016, 2015 and 2014
	(In thousands)
	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance at January 1, 2014	36,244	$362	$412,961	$428,069	$841,392
Net earnings	—	—	—	142,241	142,241
Exercise/vesting of equity awards	373	4	1,038	—	1,042
Excess income tax benefit from stock-based awards	—	—	2,297	—	2,297
Equity award compensation expense	—	—	12,211	—	12,211
Issuance of stock	2,530	25	110,395	—	110,420
Other	—	—	(114)	—	(114)
Balance at December 31, 2014	39,147	391	538,788	570,310	1,109,489
Net earnings	—	—	—	128,738	128,738
Exercise/vesting of equity awards	522	6	2,880	—	2,886
Excess income tax benefit from stock-based awards	—	—	2,043	—	2,043
Equity award compensation expense	—	—	15,781	—	15,781
Balance at December 31, 2015	39,669	397	559,492	699,048	1,258,937
Net earnings	—	—	—	149,541	149,541
Exercise/vesting of equity awards	362	3	229	—	232
Excess income tax provision from stock-based awards	—	—	(956)	—	(956)
Equity award compensation expense	—	—	13,741	—	13,741
Balance at December 31, 2016	40,031	$400	$572,506	$848,589	$1,421,495
See accompanying notes to consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Cash flows from operating activities:
Net earnings	$149,541	$128,738	$142,241
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	15,978	14,241	11,614
Stock-based compensation	13,741	15,781	12,211
Excess income tax provision/(benefit) from stock-based awards	956	(2,043)	(2,297)
Equity in earnings from unconsolidated entities	(19,042)	(12,759)	(10,422)
Distributions of earnings from unconsolidated entities	16,959	12,650	11,613
Other	9,539	11,530	10,149
Changes in assets and liabilities:
Increase in real estate	(311,426)	(209,407)	(338,594)
Decrease/(increase) in deposits on real estate under option or contract	2,337	6,316	(42,278)
Increase in receivables, prepaids and other assets	(17,513)	(7,083)	(25,032)
Increase in accounts payable and accrued liabilities	43,377	31,883	14,688
(Decrease)/increase in home sale deposits	(7,849)	6,818	4,859
Net cash used in operating activities	(103,402)	(3,335)	(211,248)
Cash flows from investing activities:
Investments in unconsolidated entities	(7,244)	(481)	(515)
Distributions of capital from unconsolidated entities	3,600	—	65
Purchases of property and equipment	(16,662)	(16,092)	(20,788)
Proceeds from sales of property and equipment	200	86	262
Maturities/sales of investments and securities	746	1,555	124,599
Payments to purchase investments and securities	(746)	(1,555)	(35,813)
Cash paid for acquisitions	—	—	(130,677)
Net cash used in investing activities	(20,106)	(16,487)	(62,867)
Cash flows from financing activities:
Proceeds from Credit Facility, net	15,000	—	—
Repayment of loans payable and other borrowings	(21,274)	(23,226)	(10,447)
Proceeds from issuance of senior notes	—	200,000	—
Debt issuance costs	—	(3,006)	—
Excess income tax (provision)/benefit from stock-based awards	(956)	2,043	2,297
Proceeds from issuance of common stock, net	—	—	110,420
Proceeds from stock option exercises	232	2,886	1,042
Net cash (used in)/provided by financing activities	(6,998)	178,697	103,312
Net (decrease)/increase in cash and cash equivalents	(130,506)	158,875	(170,803)
Cash and cash equivalents, beginning of year	262,208	103,333	274,136
Cash and cash equivalents, end of year	$131,702	$262,208	$103,333
See Supplemental Disclosure of Cash Flow Information in Note 12.
See accompanying notes to consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014

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
Our homebuilding and marketing activities are conducted under the name of Meritage Homes in each of our homebuilding markets. We also operate under the name Monterey Homes in some markets. At December 31, 2016, we were actively selling homes in 243 communities, with base prices ranging from approximately $162,000 to $1,440,000.
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
Cash and Cash Equivalents. Liquid investments with an initial maturity of three months or less are classified as cash equivalents. Amounts in transit from title companies for home closings of approximately $75.3 million and $74.5 million are included in cash and cash equivalents at December 31, 2016 and 2015, respectively. Included in our balance as of December 31, 2016 and December 31, 2015 is $0.1 million and $20.0 million, respectively, of money market funds that are invested in short term (three months or less) government securities.

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

Deposits. Deposits paid related to land option and purchase contracts are recorded and classified as Deposits on real estate under option or contract until the related land is purchased. Deposits are reclassified as a component of real estate inventory at the time the deposit is used to offset the acquisition price of the lots based on the terms of the underlying agreements. To the extent they are non-refundable, deposits are charged to expense if the land acquisition is terminated or no longer considered probable. Since our acquisition contracts typically do not require specific performance, we do not consider such contracts to be contractual obligations to purchase the land and our total exposure under such contracts is limited to the loss of any non-refundable deposits and any ancillary capitalized costs. Our deposits were $85.6 million and $87.8 million as of December 31, 2016 and December 31, 2015, respectively.

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
Property and Equipment, net. Property and equipment, net consists of computer and office equipment and model home furnishings. Depreciation is generally calculated using the straight-line method over the estimated useful lives of the assets, which range from 3 to 7 years. Depreciation expense was $14.3 million, $12.7 million, and $10.4 million for the years ended December 31, 2016, 2015 and 2014, respectively. Maintenance and repair costs are expensed as incurred. At December 31, 2016 and 2015, property and equipment, net consisted of the following (in thousands):

	At December 31,
	2016	2015
Computer and office equipment	$35,288	$32,216
Model home furnishings	45,767	41,252
Gross property and equipment	81,055	73,468
Accumulated depreciation	(47,853)	(39,498)
Total	$33,202	$33,970
Deferred Costs. At December 31, 2016 and 2015, deferred costs representing debt issuance costs related to our Credit Facility totaled approximately $2.7 million and $2.9 million, net of accumulated amortization of approximately $5.6 million and $4.4 million respectively, and are included on our consolidated balance sheets within Prepaids, other assets and goodwill. The costs are primarily amortized to interest expense using the straight line method which approximates the effective interest method.
Investments in Unconsolidated Entities. We use the equity method of accounting for investments in unconsolidated entities over which we exercise significant influence but do not have a controlling interest. Under the equity method, our share of the unconsolidated entities’ earnings or loss is included in Earnings/(loss) from other unconsolidated entities, net, or Earnings from financial services, unconsolidated entities and other, net, in our statements of operations. We use the cost method of accounting for investments in unconsolidated entities over which we do not have significant influence. We track cumulative earnings and distributions from each of our ventures. For cash flow classification, to the extent distributions do not exceed cumulative earnings, we designate such distributions as return on capital. Distributions in excess of cumulative earnings are treated as return of capital. We evaluate our investments in unconsolidated entities for impairment when events that trigger an evaluation of recoverability present themselves. See Note 4 for additional information related to investments in unconsolidated entities.

Accrued Liabilities. Accrued liabilities at December 31, 2016 and 2015 consisted of the following (in thousands):

	At December 31,
	2016	2015
Accruals related to real estate development and construction activities	$53,778	$37,509
Payroll and other benefits	52,941	41,240
Accrued taxes	9,637	9,950
Warranty reserves	22,660	21,615
Legal reserves	673	18,812
Other accruals	31,163	32,037
Total	$170,852	$161,163
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
Advertising Costs. We expense advertising costs as they are incurred. Advertising expense was approximately $15.0 million, $14.8 million and $11.8 million in fiscal 2016, 2015 and 2014, respectively.
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
Stock-Based Compensation. We account for stock-based compensation in accordance with ASC 718-10, Compensation—Stock Compensation ("ASC 718"). This guidance requires us to estimate forfeitures in calculating the expense related to stock-based compensation and to reflect the benefits of tax deductions in excess of recognized compensation expense as both a financing inflow and an operating cash outflow. Awards with either a graded or cliff vesting are expensed on a straight-line basis over the life of the award. See Note 10 for additional information on stock-based compensation.

401(k) Retirement Plan. We have a 401(k) plan for all full-time Meritage employees. We match portions of employees’ voluntary contributions, and contributed to the plan approximately $2.7 million, $2.4 million and $1.9 million for the years ended 2016, 2015 and 2014, respectively.

Off-Balance Sheet Arrangements - Joint Ventures. We may participate in land development joint ventures as a means of accessing larger parcels of land and lot positions, expanding our market opportunities, managing our risk profile and leveraging our capital base. See Note 4 for additional discussion of our investments in unconsolidated entities.
Off-Balance Sheet Arrangements - Other. In the normal course of business, we may acquire lots from various development entities pursuant purchase and option agreements. The purchase price generally approximates the market price at the date the contract is executed (with possible future escalators). See Note 3 for additional information on off-balance sheet arrangements.
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

	At December 31,
	2016		2015
	Outstanding	Estimated work remaining to complete (unaudited)	Outstanding	Estimated work remaining to complete (unaudited)
Sureties:
Sureties related to joint ventures	$—	$—	$87	$87
Sureties related to owned projects and lots under contract	239,246	85,706	250,639	103,200
Total Sureties	$239,246	$85,706	$250,726	$103,287
Letters of Credit (“LOCs”):
LOCs in lieu of deposits for contracted lots	$250	N/A	$—	N/A
LOCs for land development	39,839	N/A	23,934	N/A
LOCs for general corporate operations	3,750	N/A	3,750	N/A
Total LOCs	$43,839	N/A	$27,684	N/A

Warranty Reserves. We provide home purchasers with limited warranties against certain building defects and have certain obligations related to those post-construction warranties for closed homes. The specific terms and conditions of these limited warranties vary by state, but overall the nature of the warranties include a complete workmanship and materials warranty typically during the first one to two years after the close of the home and a structural warranty that typically extends up to 10 years subsequent to the close of the home. With the assistance of an actuary, we have estimated these reserves for the structural warranty based on the number of homes still under warranty and historical data and trends for our communities. We also use industry data with respect to similar product types and geographic areas in markets where our experience is incomplete to draw a meaningful conclusion. We regularly review our warranty reserves and adjust them, as necessary, to reflect changes in trends as information becomes available. Based on such reviews of warranty costs incurred, we decreased our warranty reserve balance by $1.0 million in the twelve months ended December 31, 2016, which decreased our cost of sales. In the twelve months ended December 31, 2015 we increased our warranty reserve balance by $1.1 million, which increased our cost of sales.

A summary of changes in our warranty reserves follows (in thousands):

	Years Ended December 31,
	2016	2015
Balance, beginning of year	$21,615	$22,080
Additions to reserve from new home deliveries	16,776	12,924
Warranty claims	(14,719)	(14,508)
Adjustments to pre-existing reserves	(1,012)	1,119
Balance, end of year	$22,660	$21,615
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

Recent Accounting Pronouncements.
In August 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, ("ASU 2016-15"). ASU 2016-15 adds and clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows, reducing the existing diversity in practice that has resulted from the lack of consistent principles on this topic. ASU 2016-15 is effective for us beginning January 1, 2018. Early adoption is permitted and a retrospective transition method is required on adoption. We are currently evaluating the impact adopting this guidance will have on classifications in our statement of cash flows.
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for us beginning January 1, 2017. Amendments to the presentation of employee taxes paid on the statement of cash flows should be applied retrospectively, and amendments requiring the recognition of excess tax benefits and tax deficiencies in the income statement are to be applied prospectively. Amendments related to the presentation of excess tax benefits on the statement of cash flows can be applied using either a prospective or retrospective transition method. We do not expect the adoption of ASU 2016-09 to have a material impact on our consolidated financial statements.

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

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability, other than those related to a revolving debt arrangement, be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting ASU 2015-15, which clarifies that the SEC staff would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-03 was effective for us beginning January 1, 2016 and was applied on a retrospective basis. The adoption of ASU 2015-03 resulted in a retrospective reclassification of our debt costs as described above from Prepaids, others assets and goodwill to Senior and convertible senior notes, net on our balance sheet in the amount of $8.2 million at December 31, 2016 and $10.7 million at December 31, 2015.

As allowed by ASU 2015-15, we elected not to reclassify deferred debt issuance costs associated with our Credit Facility and continue to present these capitalized costs as an asset.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), (“ASU 2014-09”). ASU 2014-09 requires entities to recognize revenue that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services by applying the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 supersedes the revenue recognition requirements in ASU 605, Revenue Recognition, most industry-specific guidance throughout the industry topics of the ASC, and some cost guidance related to construction-type and production-type contracts. ASU 2014-09 is effective for us on January 1, 2018 and the guidance allows for full retrospective or modified retrospective methods of adoption. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements. We do not believe the adoption of ASU 2014-09 will have an impact on the amount or timing of our homebuilding revenues. We are still evaluating the potential impact the adoption of ASU 2014-09 will have on the timing and recognition of certain marketing costs we incur to obtain a sales contract.

NOTE 2 — REAL ESTATE AND CAPITALIZED INTEREST
Real estate consists of the following (in thousands):

	At December 31,
	2016	2015
Homes under contract under construction (1)	$508,927	$456,138
Unsold homes, completed and under construction (1)	431,725	307,425
Model homes (1)	147,406	138,546
Finished home sites and home sites under development (2)	1,334,005	1,196,193
	$2,422,063	$2,098,302

(1)	Includes the allocated land and land development costs associated with each lot for these homes.

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

Subject to sufficient qualifying assets, we capitalize our development period interest costs incurred in connection with the development and construction of real estate. Capitalized interest is allocated to active real estate when incurred and charged to cost of closings when the related property is delivered. A summary of our capitalized interest is as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Capitalized interest, beginning of year	$61,202	$54,060	$32,992
Interest incurred	70,348	67,542	58,374
Interest expensed	(5,172)	(15,965)	(5,163)
Interest amortized to cost of home and land closings	(58,182)	(44,435)	(32,143)
Capitalized interest, end of year (1)	$68,196	$61,202	$54,060

(1)
Approximately $130,000, $445,000 and $490,000 of the capitalized interest is related to our joint venture investments and is a component of “Investments in unconsolidated entities” in our consolidated balance sheet as of December 31, 2016, 2015 and 2014, respectively.

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
The table below presents a summary of our lots under option that are not recorded on the balance sheet at December 31, 2016 (dollars in thousands):

	Projected Number of Lots (unaudited)	Purchase Price (unaudited)	Option/ Earnest Money Deposits–Cash
Option contracts — non-refundable deposits, committed (1)	4,608	$413,812	$59,380
Purchase contracts — non-refundable deposits, committed (1)	3,861	222,741	16,463
Purchase and option contracts —refundable deposits, committed	1,966	60,028	3,844
Total committed	10,435	696,581	79,687
Purchase and option contracts — refundable deposits, uncommitted (2)	6,744	289,500	5,869
Total purchase and option contracts	17,179	$986,081	$85,556	(3)

(1)	Deposits are non-refundable except if certain contractual conditions are not performed by the selling party.

(2)	Deposits are refundable at our sole discretion. We have not completed our acquisition evaluation process and we have not internally committed to purchase these lots.

(3)	Amount is reflected in our consolidated balance sheet in the line item “Deposits on real estate under option or contract” as of December 31, 2016.
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

NOTE 4 - INVESTMENTS IN UNCONSOLIDATED ENTITIES
We may enter into joint ventures as a means of accessing larger parcels of land, expanding our market opportunities, managing our risk profile and leveraging our capital base. While purchasing land through a joint venture can be beneficial, currently we do not view joint ventures as critical to the success of our homebuilding operations. In 2016, we entered into our first new joint venture since 2008. Based on the structure of these joint ventures, they may or may not be consolidated into our results. Our joint venture partners generally are other homebuilders, land sellers or other real estate investors. We generally do not have a controlling interest in these ventures, which means our joint venture partners could cause the venture to take actions we disagree with, or fail to take actions we believe should be undertaken, including the sale of the underlying property to repay debt or recoup all or part of the partners' investments. As of December 31, 2016, we had three active equity-method land ventures.
As of December 31, 2016, we also participated in one mortgage joint venture, which is engaged in mortgage activities and provides services to both our homebuyers as well as other buyers. Our investment in this mortgage joint venture as of December 31, 2016 and December 31, 2015 was $2.3 million and $2.5 million, respectively.
Summarized condensed financial information related to unconsolidated joint ventures that are accounted for using the equity method was as follows (in thousands):

	At December 31,
	2016	2015
Assets:
Cash	$7,446	$7,888
Real estate	54,319	33,366
Other assets	6,461	4,514
Total assets	$68,226	$45,768
Liabilities and equity:
Accounts payable and other liabilities	$7,339	$7,331
Notes and mortgages payable	23,000	13,345
Equity of:
Meritage (1)	14,245	8,194
Other	23,642	16,898
Total liabilities and equity	$68,226	$45,768

	Years Ended December 31,
	2016	2015	2014
Revenue	$72,486	$35,510	$28,458
Costs and expenses	(34,080)	(16,240)	(13,009)
Net earnings of unconsolidated entities	$38,406	$19,270	$15,449
Meritage’s share of pre-tax earnings (1) (2)	$19,357	$12,805	$10,443

(1)
Balance represents Meritage’s interest, as reflected in the financial records of the respective joint ventures. This balance may differ from the balance reflected in our consolidated financial statements due to the following reconciling items: (i) timing differences for revenue and distributions recognition, (ii) step-up basis and corresponding amortization, (iii) capitalization of interest on qualified assets, (iv) income deferrals as discussed in Note (2) below and (v) the cessation of allocation of losses from joint ventures in which we have previously written down our investment balance to zero and where we have no commitment to fund additional losses. As discussed in Note 2 to these consolidated financial statements, balances do not include $130,000, $445,000 and $490,000 of capitalized interest that is a component of our investment balances at December 31, 2016, 2015 and 2014, respectively.

(2)
Our share of pre-tax earnings is recorded in Earnings from financial services unconsolidated entities and other, net or Earnings/(loss) from other unconsolidated entities, net, as applicable, on our consolidated statement of operations and excludes joint venture profit related to lots we purchased from the joint ventures. Such profit is deferred until homes are delivered by us and title passes to a homebuyer.

The joint venture assets and liabilities noted in the table above represent the three active land ventures, one mortgage and various inactive ventures. Our total investment in all of these joint ventures is $17.1 million as of December 31, 2016. We believe these ventures are in compliance with their respective debt agreements, if applicable, and such debt is non-recourse to us.

NOTE 5 — LOANS PAYABLE AND OTHER BORROWINGS
Loans payable and other borrowings consist of the following (in thousands):

	At December 31,
	2016	2015
Other borrowings, real estate note payable (1)	$17,195	$23,867
$540.0 million unsecured revolving credit facility with interest approximating LIBOR (approximately 0.77% at December 31, 2016) plus 1.75% or Prime (3.75% at December 31, 2016) plus 0.75%	15,000	—
Total	$32,195	$23,867

(1)	Reflects balance of non-recourse notes payable in connection with land purchases, with interest rates ranging from 0% to 8%.

The Company has a $540.0 million unsecured revolving credit facility ("Credit Facility"), with an accordion feature that permits the size of the facility to increase to a maximum of $600.0 million. In June 2016, we amended the Credit Facility to extend the maturity date of a substantial portion of the Credit Facility whereby $60.0 million matures in July 2019 with the remainder maturing in July 2020. Borrowings under the Credit Facility are unsecured but availability is subject to, among other things, a borrowing base. The Credit Facility also contains certain financial covenants, including (a) a minimum tangible net worth requirement of $670.3 million (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings), and (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 60%. In addition, we are required to maintain either (i) an interest coverage ratio (EBITDA to interest expense, as defined therein) of at least 1.50 to 1.00 or (ii) liquidity (as defined therein) of an amount not less than our consolidated interest incurred during the trailing 12 months. We were in compliance with all Credit Facility covenants as of December 31, 2016.
We had $15.0 million of outstanding borrowings under the Credit Facility as of December 31, 2016 with no borrowings outstanding at December 31, 2015. During the twelve months ended December 31, 2016, we had $286.0 million and $271.0 million of gross borrowings and repayments, respectively. During the twelve months ended December 31, 2015 we had $210.0 million of gross borrowings and repayments each. Borrowings and repayments during the twelve months ended December 31, 2014 totaled $111.0 million each. As of December 31, 2016 we had outstanding letters of credit issued under the Credit Facility totaling $43.8 million, respectively, leaving $481.2 million available under the Credit Facility to be drawn.

NOTE 6 — SENIOR AND CONVERTIBLE SENIOR NOTES
Senior and convertible senior notes consist of the following (in thousands):

	At December 31,
	2016	2015
4.50% senior notes due 2018	$175,000	$175,000
7.15% senior notes due 2020. At December 31, 2016 and December 31, 2015 there was approximately $1,849 and $2,418 in net unamortized premium, respectively	301,849	302,418
7.00% senior notes due 2022	300,000	300,000
6.00% senior notes due 2025	200,000	200,000
1.875% convertible senior notes due 2032	126,500	126,500
Net debt issuance costs	(8,230)	(10,745)
Total	$1,095,119	$1,093,173

The indentures for all of our senior notes contain covenants including, among others, limitations on the amount of secured debt we may incur, and limitations on sale and leaseback transactions and mergers. We believe we are in compliance with all such covenants as of December 31, 2016. Our convertible senior notes do not have any financial covenants.

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
During 2010, we completed an offering of $200.0 million aggregate principal amount of 7.15% senior notes due 2020. The notes were issued at 97.567% of par value to yield 7.50%. In November 2013, we completed a $100.0 million add-on to the existing 7.50% senior notes due 2020. The add-on was issued at 106.699% of par value to yield 5.875%.
In September 2012, we issued $126.5 million aggregate principal amount of 1.875% Convertible Senior Notes due 2032 (the “Convertible Notes”). The Convertible Notes are convertible into shares of our common stock at an initial conversion rate of 17.1985 shares of our common stock per $1,000 principal amount of Convertible Notes. This corresponds to an initial conversion price of $58.14 per share and represents a 47.5% conversion premium based on the closing price of our common stock on September 12, 2012. The conversion rate is subject to adjustments upon the occurrence of specific events. The Convertible Notes may be redeemed by the note-holders on the fifth, tenth and fifteenth anniversary dates of the Convertible Notes. On such dates, the note-holders may require a repurchase for any portion or all of their outstanding notes. The fifth anniversary of the Convertible Notes is September 15, 2017. The amount due to the note-holders in the event of a repurchase is equal to 100% of the principal amount plus any accrued and unpaid interest. The table below assumes redemption by the note-holders on the fifth anniversary date. We may call the Convertible Notes at any time after the fifth anniversary.
In April 2012, we completed an offering of $300.0 million aggregate principal amount of 7.00% Senior Notes due 2022. Concurrent with this offering, we repurchased all $285.0 million outstanding of our 6.25% Senior Notes due 2015. We also repurchased the remaining aggregate principal amount of approximately $26.1 million of our 7.731% Senior Subordinated Notes due 2017.
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
Scheduled principal maturities of our senior and senior convertible notes as of December 31, 2016 follow (in thousands):

Year Ended December 31,
2017	$126,500
2018	175,000
2019	—
2020	300,000
2021	—
Thereafter	500,000
Total	$1,101,500

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
Financial Instruments: The fair value of our fixed-rate debt is derived from quoted market prices by independent dealers (level 2 inputs as per the discussion above) and is as follows (in thousands):

	At December 31,
	2016		2015
	Aggregate Principal	Estimated Fair Value	Aggregate Principal	Estimated Fair Value
4.50% senior notes	$175,000	$177,625	$175,000	$175,000
7.15% senior notes	$300,000	$325,500	$300,000	$315,750
7.00% senior notes	$300,000	$324,750	$300,000	$313,500
6.00% senior notes	$200,000	$202,500	$200,000	$197,500
1.875% convertible senior notes	$126,500	$126,105	$126,500	$124,128
Due to the short-term nature of other financial assets and liabilities including our Loans payable and other borrowings, we consider the carrying amounts of our other short-term financial instruments to approximate fair value.

NOTE 8 — EARNINGS PER SHARE
Basic and diluted earnings per common share were calculated as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2016	2015	2014
Basic weighted average number of shares outstanding	39,976	39,593	39,017
Effect of dilutive securities:
Convertible debt (1)	2,176	2,176	2,176
Stock options and unvested restricted stock	433	395	421
Diluted average shares outstanding	42,585	42,164	41,614
Net earnings as reported	$149,541	$128,738	$142,241
Interest attributable to convertible senior notes, net of income taxes	1,615	1,597	1,573
Net earnings for diluted earnings per share	$151,156	$130,335	$143,814
Basic earnings per share	$3.74	$3.25	$3.65
Diluted earnings per share (1)	$3.55	$3.09	$3.46
Antidilutive stock options not included in the calculation of diluted earnings per share	4	—	26

(1)	In accordance with ASC 260-10, Earnings Per Share, ("ASC 260-10") we calculate the dilutive effect of convertible securities using the "if-converted" method.

NOTE 9 — ACQUISITIONS AND GOODWILL
Goodwill. Over the past several years, we entered new markets through the acquisition of the homebuilding assets and operations of local/regional homebuilders in Georgia, South Carolina and Tennessee. As a result of these transactions, we recorded $33.0 million of goodwill. Goodwill represents the excess of the purchase price of our acquisitions over the fair value of the net assets acquired. The acquisitions were recorded in accordance with ASC 805, Business Combinations ("ASC 805") and ASC 820, using the acquisition method of accounting. The purchase price for the acquisitions were allocated based on estimated fair value of the assets and liabilities at the date of the acquisition. The combined excess purchase price over the fair value of the net assets of $33.0 million was recorded as goodwill, which is included in our consolidated balance sheet in Prepaids, other assets and goodwill. In accordance with ASC 350, we assess the recoverability of goodwill annually, or more frequently, if impairment triggers are present. Our quantitative analysis included both a market and an income based approach, the ending result was the fair value of each reporting unit exceeding their carrying amount, including goodwill, and therefore our goodwill balance was not deemed impaired.
A summary of changes in the carrying amount of goodwill follows (in thousands):

	West	Central	East	Financial Services	Corporate	Total
Balance at January 1, 2015	$—	$—	$32,962	$—	$—	$32,962
Additions	—	—	—	—	—	—
Balance at December 31, 2015	—	—	32,962	—	—	32,962
Additions	—	—	—	—	—	—
Balance at December 31, 2016	$—	$—	$32,962	$—	$—	$32,962

NOTE 10 — STOCK BASED AND DEFERRED COMPENSATION
We have a stock compensation plan, the Amended and Restated 2006 Stock Incentive Plan (the “Plan”), that was adopted in 2006 and has been amended or restated from time to time. The Plan was approved by our stockholders and is administered by our Board of Directors. The provisions of the Plan allow for the grant of stock appreciation rights, restricted stock awards, restricted stock units, performance share awards and performance-based awards in addition to non-qualified and incentive stock options. The Plan authorizes awards to officers, key employees, non-employee directors and consultants for up to 5,350,000 shares of common stock, of which 1,752,775 shares remain available for grant at December 31, 2016, excluding any shares under prior plans which have since expired. The total shares reserved for existing or future grants at December 31, 2016 was 2,900,046. We believe that such awards provide a means of performance-based compensation to attract and retain qualified employees and better align the interests of our employees with those of our stockholders. Non-vested stock awards are usually granted with a five-year ratable vesting period for employees and with a three-year cliff vesting for both non-vested stock and performance-based awards granted to executive officers and non-employee directors.

We have not granted any stock options since 2009 and have no stock options outstanding as of December 31, 2016. A summary of remaining stock option activity from stock options granted prior to 2010 is provided below.

Summary of Stock Option Activity:

Year Ended December 31, 2016
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
(In thousands)
Options outstanding at beginning of year	14,400	$16.11
Granted	—	N/A
Exercised	(14,400)	$16.11
Cancelled	—	N/A
Outstanding at end of year	—	N/A	—	$—
Vested at end of year	—	N/A	—	$—
Exercisable at end of year	—	N/A	—	$—
Price range of options exercised	$ 11.48 - $22.11
Price range of options outstanding	N/A

	Years Ended December 31,
	2015		2014
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding at beginning of year:	181,440	$18.69	258,815	$19.63
Granted	—	N/A	—	N/A
Exercised	(147,040)	$19.62	(60,695)	$17.16
Cancelled	(20,000)	$13.69	(16,680)	$38.86
Outstanding at end of year	14,400	$16.11	181,440	$18.69
Exercisable at end of year	14,400	$16.11	181,440	$18.69
Price range of options exercised	$ 11.48 - $22.11		$ 11.48 - $42.82
Price range of options outstanding	$ 11.48 - $22.11		$ 11.48 - $22.11

The total intrinsic value of option exercises for the years ended December 31, 2016, 2015 and 2014 was $0.2 million, $3.5 million and $1.7 million respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the stock option.

Summary of Nonvested (Restricted) Shares and Units Activity:

In addition to the stock options discussed above, we grant time-based and performance-based restricted shares. Performance-based restricted shares are only granted to executive officers. All performance shares only vest upon the attainment of certain financial and operational criteria as established and approved by our Board of Directors.

	Nonvested Restricted Share Activity (time-based)	Weighted Average Grant Date Fair Value	Nonvested Restricted Share Activity (performance- Based)	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2014	883,895	$32.22	175,000	$30.10
Granted	374,683	45.23	52,083	45.60
Vested (Earned/Released)	(256,137)	45.34	(56,250)	45.56
Forfeited (1)	(99,000)	38.77	—	N/A
Outstanding as of December 31, 2014	903,441	37.51	170,833	35.43
Granted	434,387	40.48	66,187	41.17
Vested (Earned/Released)	(318,651)	41.14	(56,250)	40.34
Forfeited (1)	(135,470)	40.53	—	N/A
Outstanding at December 31, 2015	883,707	40.75	180,770	42.93
Granted	499,865	31.60	66,698	34.39
Vested (Earned/Released)	(305,359)	30.87	(41,665)	31.02
Forfeited (1)	(115,910)	36.79	(20,835)	42.56
Outstanding at December 31, 2016	962,303	37.00	184,968	34.84

(1)
Forfeitures on time-based nonvested shares are a result of terminations of employment, while forfeitures on performance-based nonvested shares are a result of failing to attain certain goals as outlined in our executive officers' compensation agreements.

Compensation cost related to time-based restricted stock awards is measured as of the closing price on the date of grant and is expensed on a straight-line basis over the vesting period of the award. Compensation cost related to performance-based restricted stock awards is also measured as of the closing price on the date of grant but is expensed in accordance with ASC 718, which requires an assessment of probability of attainment of the performance target. As our performance targets are dependent on performance over a specified measurement period, once we determine that the performance target outcome is probable, the cumulative expense is recorded immediately with the remaining expense and recorded on a straight-line basis through the end of the award’s vesting period. Beginning with grants in 2014, a portion of the performance-based restricted stock awards granted contain market conditions as defined by ASC 718. The guidance in ASC 718 requires that compensation expense for stock awards with market conditions be expensed based on a derived grant date fair value and expensed over the service period. We engaged a third party to perform a valuation analysis on the awards containing market conditions and our associated expense with those awards is based on the derived fair value from that analysis and is being expensed straight line over the service period of the awards. Below is a summary of compensation expense and stock award activity (in thousands):

	Years Ended December 31,
	2016	2015	2014
Stock-based compensation expense	$13,741	$15,781	$12,211
Cash received by Company from exercises	$232	$2,886	$1,042
The following table includes additional information regarding our Plan (dollars in thousands):

	At December 31,
	2016	2015
Unrecognized stock-based compensation cost	$18,528	$18,545
Weighted average years expense recognition period	2.56	2.34
Total equity awards outstanding	1,147,271	1,078,877

We also offer a non-qualified deferred compensation plan ("deferred compensation plan") to highly compensated employees in order to allow them additional pre-tax income deferrals above and beyond the limits that qualified plans, such as 401k plans, impose on highly compensated employees. We do not currently offer a contribution match on the deferred compensation plan. All contributions to the plan to date have been funded by the employees and, therefore, we have no associated expense related to the deferred compensation plan for the years ended December 31, 2016, 2015 and 2014, other than minor administrative costs.

NOTE 11 — INCOME TAXES
Components of income tax expense are as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Current taxes:
Federal	$55,547	$53,510	$58,461
State	7,075	2,726	1,133
	62,622	56,236	59,594
Deferred taxes:
Federal	4,064	(1,652)	(3,470)
State	1,833	6,142	10,052
	5,897	4,490	6,582
Total	$68,519	$60,726	$66,176
Income taxes differ for the years ended December 31, 2016, 2015 and 2014, from the amounts computed using the expected federal statutory income tax rate of 35% as a result of the following (in thousands):

	Years Ended December 31,
	2016	2015	2014
Expected taxes at current federal statutory income tax rate	$76,321	$66,312	$72,946
State income taxes, net of federal tax benefit	5,791	5,764	7,271
Manufacturing deduction	(6,708)	(5,917)	(6,499)
Federal tax credits	(7,229)	(6,172)	(7,835)
Non-deductible costs and other	344	739	293
Income tax expense	$68,519	$60,726	$66,176

The effective tax rate was 31.4%, 32.1% and 31.8% for 2016, 2015 and 2014, respectively. The effective tax rate for 2016, 2015 and 2014 reflects the benefit of energy tax credits and the homebuilder manufacturing deduction for qualified domestic production activities.

Deferred tax assets and liabilities are netted on our balance sheet by tax jurisdiction. Net overall tax assets for all jurisdictions are grouped and included as a separate asset. Net overall deferred tax liabilities for all jurisdictions are grouped and included in other liabilities. At December 31, 2016, we have a net deferred tax asset of $53.3 million. We also have net deferred tax liabilities of $3.1 million. Deferred tax assets and liabilities are comprised of timing differences (in thousands) as follows:

	At December 31,
	2016	2015
Deferred tax assets:
Real estate	$21,525	$19,622
Goodwill	6,153	9,263
Warranty reserve	8,408	8,115
Wages payable	11,002	10,633
Equity-based compensation	7,030	7,040
Accrued expenses	250	7,063
Net operating loss carry-forwards	1,366	1,495
Other	3,695	2,325
Total deferred tax assets	59,429	65,556

Deferred tax liabilities:
Deferred revenue	1,455	2,209
Prepaids	933	925
Fixed assets	3,721	3,275
Total deferred tax liabilities	6,109	6,409

Deferred tax assets, net	53,320	59,147
Other deferred tax liability - state franchise taxes	3,128	3,058

Net deferred tax assets and liabilities	$50,192	$56,089
At December 31, 2016 and December 31, 2015, we have no unrecognized tax benefits due to the lapse of the statute of limitations and completion of audits for prior years. We believe that our current income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change. Our policy is to accrue interest and penalties on unrecognized tax benefits and include them in federal income tax expense.
We determine our deferred tax assets and liabilities in accordance with ASC 740-10, Income Taxes ("ASC 740"). We evaluate our deferred tax assets, including the benefit from NOLs, by jurisdiction to determine if a valuation allowance is required. Companies must assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. This assessment considers, among other matters, the nature, frequency and severity of cumulative losses, forecasts of future profitability, the length of statutory carryforward periods, experiences with operating losses and experiences of utilizing tax credit carryforwards and tax planning alternatives. We have no valuation allowance on our deferred tax assets and NOL carryovers at December 31, 2016.
Our future NOL and deferred tax asset realization depends on sufficient taxable income in the carryforward periods under existing tax laws. Federal NOL carryforwards may be used to offset future taxable income for 20 years. State NOL carryforwards may be used to offset future taxable income for a period of time ranging from 5 to 20 years, depending on the state jurisdiction. At December 31, 2016, we had no remaining un-utilized federal NOL carryforward or federal tax credits. At December 31, 2016, we had tax benefits for state NOL carryforwards of $1.4 million that begin to expire in 2028.
At December 31, 2016, we have income taxes payable of $3.2 million, which primarily consists of current federal and state tax accruals, net of estimated tax payments. This amount is recorded in Accrued liabilities in the accompanying balance sheet at December 31, 2016.

We conduct business and are subject to tax in the U.S. and several states. With few exceptions, we are no longer subject to U.S. federal, state, or local income tax examinations by taxing authorities for years prior to 2012. We have one state income tax examination covering various years pending resolution at this time.
The tax benefits from NOLs, built-in losses, and tax credits would be materially reduced or potentially eliminated if we experience an “ownership change” as defined under Internal Revenue Code (“IRC”) §382. Based on our analysis performed as of December 31, 2016 we do not believe that we have experienced an ownership change. As a protective measure, our stockholders held a Special Meeting of Stockholders on February 16, 2009 and approved an amendment to our Articles of Incorporation that restricts certain transfers of our common stock. The amendment is intended to help us avoid an unintended ownership change and thereby preserve the value of any tax benefit for future utilization.
On December 16, 2014, Congress passed the Tax Increase Prevention Act of 2014 (the "Extenders Act"), which the President signed into law on December 19, 2014. The Extenders Act extended the availability of the IRC §45L new energy efficient homes credit to the end of 2014. On December 18, 2015, Congress passed the Protecting Americans from Tax Hikes ("PATH") Act of 2015. The PATH Act further extended the availability of the IRC §45L new energy efficient homes credit through the end of 2016. Under ASC 740, the effects of new legislation are recognized in the period that includes the date of enactment, regardless of the retroactive benefit. In accordance with this guidance, we recorded tax effected benefits based on estimates for qualifying new energy efficient homes that we closed in 2014, 2015 and 2016. The estimated tax effected benefits as adjusted for actual experience are reflected in our effective tax rate reconciliation as the benefit from federal tax credits.

NOTE 12 — SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
The following table presents certain supplemental cash flow information (in thousands):

	Years Ended December 31,
	2016	2015	2014
Cash paid during the year for:
Interest, net of interest capitalized	$1,760	$9,915	$830
Income taxes	$65,020	$56,186	$71,321
Non-cash operating activities decrease:
Real estate not owned	$—	$4,999	$4,710
Real estate acquired through notes payable	$14,199	$16,371	$25,176

NOTE 13 — RELATED PARTY TRANSACTIONS
From time to time, in the normal course of business, we have transacted with related or affiliated companies and with certain of our officers and directors. We believe that the terms and fees negotiated for all transactions listed below are no less favorable than those that could be negotiated in arm’s length transactions.
We charter aircraft services from companies that use the private plane of Steven Hilton, our Chairman and CEO, although Mr. Hilton does not have an ownership interest in the companies. Payments made to these companies were approximately $711,000, $695,000 and $598,000 for the years ended December 31, 2016, 2015 and 2014, respectively. In addition, in 2016 we chartered aircraft services from a company that uses the private plane of Robert Sarver, a Meritage director. During the year ended December 31, 2016, these payments totaled $43,000 with no prior year activity.
In 2012, we entered into an FDIC insured bank deposit account agreement with Alliance Bank of Arizona (“Alliance Bank”) through the Insured Cash Sweep Service ("ICS"). ICS is an accepted and recognized service through which participating banks may accept and provide FDIC insurance coverage for large deposits that would otherwise exceed FDIC insurance limits (currently $250,000) by placing, as custodian for the deposit customer (Meritage), that portion of the deposit exceeding FDIC insurance limits with other ICS banks participating in the program such that for FDIC insurance purposes, the deposit is divided into insured amounts and deposited with other network banks to allow for full FDIC coverage. We had no cash deposits at December 31, 2016 and cash deposits in the aggregate amount of $100.1 million at December 31, 2015, through Alliance Bank as the ICS custodian or relationship bank. Alliance Bank had divided these amounts into FDIC insured amounts deposited with other ICS participating FDIC insured institutions. We do not pay any separate fees to Alliance Bank for these programs. Rather, Alliance Bank receives a small fee from the other ICS institutions for certain funds placed. Robert Sarver, a Meritage director, is a director and the chief executive officer of Western Alliance Bancorporation ("Western Alliance"), the parent company of Alliance Bank. In addition, Steven Hilton, our Chairman and CEO is also a director of

Western Alliance. We earned market-rate interest on deposits placed with Western Alliance pursuant to the ICS program of $48,000, $137,000 and $430,000 in 2016, 2015, and 2014, respectively. We had no cash deposits at an Alliance Bank checking account as of December 31, 2016 and a nominal amount of $9,678 of cash deposits as of December 31, 2015.

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

	Years Ended December 31,
	2016	2015	2014
Homebuilding revenue (1):
West	$1,300,906	$1,029,801	$920,244
Central	787,849	731,766	692,320
East	940,472	806,515	557,079
Consolidated total	3,029,227	2,568,082	2,169,643
Homebuilding segment operating income:
West	103,801	85,760	102,640
Central	74,253	80,444	75,372
East	48,126	56,141	46,510
Total homebuilding segment operating income	226,180	222,345	224,522
Financial services segment profit	21,902	19,271	16,178
Corporate and unallocated costs (2)	(33,863)	(34,903)	(33,245)
Earnings/(loss) from other unconsolidated entities, net	4,060	(338)	(447)
Interest expense	(5,172)	(15,965)	(5,163)
Other income/(expense), net	4,953	(946)	6,572
Net earnings before income taxes	$218,060	$189,464	$208,417

(1)	Homebuilding revenue includes the following land closing revenue, by segment:

	Years Ended December 31,
Land closing revenue:	2016	2015	2014
West	$15,608	$2,131	$11,155
Central	8,885	26,448	8,603
East	1,308	7,947	7,494
Total	$25,801	$36,526	$27,252

(2)	Balance consists primarily of corporate costs and numerous shared service functions such as finance and treasury that are not allocated to the homebuilding or financial reporting segments.

	At December 31, 2016
	West	Central		East		Financial Services	Corporate and Unallocated		Total
Deposits on real estate under option or contract	$25,863	$27,669		$32,024		$—	$—		$85,556
Real estate	1,120,038	595,485		706,540		—	—		2,422,063
Investments in unconsolidated entities	7,362	7,450		—		—	2,285		17,097
Other assets	45,624	94,299	(1)	93,245	(2)	812	129,995	(3)	363,975
Total assets	$1,198,887	$724,903		$831,809		$812	$132,280		$2,888,691

	At December 31, 2015
	West	Central		East		Financial Services	Corporate and Unallocated		Total
Deposits on real estate under option or contract	$28,488	$30,241		$29,110		$—	$—		$87,839
Real estate	1,008,457	505,954		583,891		—	—		2,098,302
Investments in unconsolidated entities	204	8,704		—		—	2,462		11,370
Other assets	55,112	87,313	(1)	77,548	(2)	898	261,395	(3)	482,266
Total assets	$1,092,261	$632,212		$690,549		$898	$263,857		$2,679,777

(1)	Balance consists primarily of development reimbursements from local municipalities and cash.

(2)	Balance consists primarily of goodwill (see Note 9), prepaid permits and fees to local municipalities and cash.

(3)	Balance consists primarily of cash and our deferred tax asset.

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
Joint Venture Litigation
From 2008 through January 2016, we were involved in litigation initiated by the lender group for a large Nevada-based land acquisition and development joint venture in which we held a 3.53% interest. We were the only builder joint venture partner to have fully performed its obligations with respect to takedowns of lots from the joint venture, having completed our first takedown in April 2007 and having tendered full performance of our second and final takedown in April 2008. The joint venture and the lender group rejected our tender of performance for our second and final takedown, and we contended, among other things, that the rejection by the joint venture and the lender group of our tender of full performance was wrongful and constituted a breach of contract and should release us of liability with respect to the takedown and extinguish or greatly reduce our exposure under all guarantees. On December 9, 2010, three of the lenders filed a petition seeking to place the venture into an involuntary bankruptcy (JP Morgan Chase Bank, N.A. v. South Edge, LLC (Case No. 10-32968-bam)). On June 6, 2011, we received a demand letter from the lenders requesting full payment of $13.2 million the lenders claimed to be owed under the springing repayment guarantee, including past-due interest and penalties. The lenders claimed that the involuntary bankruptcy filed by three of the co-lenders triggered the springing repayment guarantee. We contested the Lenders’ claim on the basis that the lenders breached their contract with us by refusing to accept the April 2008 tender of our performance, by refusing to release their lien in connection with our second and final takedown in this project, and the repayment guarantee was not properly triggered by the lenders’ filing of the involuntary bankruptcy. On August 25, 2011, the US District Court of Nevada

entered judgments in favor of JP Morgan in a combined amount of $16.6 million, which included prejudgment interest and attorneys' fees. We appealed that ruling and on October 26, 2015, the Ninth Circuit Court of Appeals issued an unpublished Memorandum Opinion affirming the trial court's ruling in favor of JP Morgan. We incurred an incremental $4.1 million in charges in the third quarter of 2015 for litigation reserves related to this matter to fully reserve the entire judgment and we subsequently paid the entire judgment amount in 2016, thus concluding the litigation with the lender group.
We believe that four of our co-venturers in the South Edge entity (KB Home, Toll Brothers, Pardee Homes and Beazer Homes) are liable to Meritage for certain amounts that Meritage has paid or may hereafter pay pursuant to or related to the above-mentioned litigation with the lender group and we have filed an arbitration claim against those builders to recover such amounts from them based on breach of contract, breach of the implied covenant of good faith and fair dealing, unjust enrichment, indemnity, and other claims.
Lease Agreements
We lease office facilities, model homes and equipment under various operating lease agreements. Approximate future minimum lease payments for non-cancellable operating leases as of December 31, 2016, are as follows (in thousands):

Years Ended December 31,
2017	$7,176
2018	5,410
2019	4,124
2020	3,659
2021	2,741
Thereafter	4,029
$27,139
Rent expense was $7.8 million, $6.6 million and $6.5 million in 2016, 2015 and 2014, respectively, and is included within general and administrative expense or in commissions and other sales costs on our consolidated statements of operations. Sublease income was $0.6 million, $0.5 million and $0.6 million in 2016, 2015 and 2014, respectively. Sublease income is included within other income/(expense), net on our consolidated statements of operations.
See Note 1 for information related to our warranty obligations.

NOTE 16 — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Quarterly results for the years ended December 31, 2016 and 2015 follow (in thousands, except per share amounts):

	First	Second	Third	Fourth
2016
Total closing revenue	$597,766	$797,896	$752,857	$880,708
Total closing gross profit	$103,796	$138,104	$131,874	$157,438
Earnings before income taxes	$28,885	$59,036	$53,802	$76,337
Net earnings	$20,969	$39,878	$36,887	$51,807
Per Share Data:
Basic earnings per share (1)	$0.53	$1.00	$0.92	$1.29
Diluted earnings per share (1)	$0.50	$0.95	$0.88	$1.22
2015
Total closing revenue	$518,712	$597,801	$669,956	$781,613
Total closing gross profit	$95,641	$114,749	$126,244	$152,075
Earnings before income taxes	$25,297	$41,414	$46,668	$76,085
Net earnings	$16,400	$29,133	$30,308	$52,897
Per Share Data:
Basic earnings per share (1)	$0.42	$0.73	$0.76	$1.33
Diluted earnings per share (1)	$0.40	$0.70	$0.73	$1.26

(1)	Due to the computation of earnings per share, the sum of the quarterly amounts may not equal the full-year results.

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
In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, we have developed and implemented disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, has reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Form 10-K (the “Evaluation Date”). Based on such evaluation, management has concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information that is required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the foregoing evaluation that occurred during our fiscal quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Also, projections of any evaluation of internal control effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with internal control policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2016. The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by Deloitte & Touche LLP, an independent registered accounting firm, as stated in their attestation report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Meritage Homes Corporation
Scottsdale, Arizona
We have audited the internal control over financial reporting of Meritage Homes Corporation and subsidiaries (the "Company") as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2016 of the Company and our report dated February 17, 2017 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona
February 17, 2017

Item 9B.	Other Information

None
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Except as set forth herein, information required in response to this item is incorporated by reference from the information contained in our 2017 Proxy Statement (which will be filed with the Securities and Exchange Commission no later than 120 days following the Company’s fiscal year end (the "2017 Proxy Statement")). The information required by Item 10 regarding our executive officers appears in Part I, Item 1 of this Annual Report as permitted by General Instruction G(3).

Item 11.	Executive Compensation
Information required in response to this item is incorporated by reference to our 2017 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required in response to this item is incorporated by reference to our 2017 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Information required in response to this item is incorporated by reference to our 2017 Proxy Statement.

Item 14.	Principal Accountant Fees and Services
Information required in response to this item is incorporated by reference to our 2017 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Financial Statements and Schedules

(i) Financial Statements:

The consolidated financial statements are included under Part II, Item 8 in this Annual Report on Form 10-K.

(ii) Financial Statement Schedules:
Schedules have been omitted because of the absence of conditions under which they are required or because the required information is included in the Consolidated Financial Statements or Notes thereto.

(b)	Exhibits

Exhibit Number	Description	Page or Method of Filing
2.1	Agreement and Plan of Reorganization, dated as of September 13, 1996, by and among Homeplex, the Monterey Merging Companies and the Monterey Stockholders	Incorporated by reference to Appendix A of Form S-4 Registration Statement No. 333-15937.

3.1	Restated Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3 of Form 8-K dated June 20, 2002.

3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated September 15, 2004.

3.1.2	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Proxy Statement for the 2006 Annual Meeting of Stockholders.

3.1.3	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix B of Proxy Statement for the 2008 Annual Meeting of Stockholders.

3.1.4	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Definitive Proxy Statement filed with the Securities and Exchange Commission on January 9, 2009.

3.2	Amended and Restated Bylaws of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K filed on February 15, 2017.

4.1	Form of Specimen of Common Stock Certificate	Incorporated by reference to Exhibit 4.1 of Form 10-K for the year ended December 31, 2007.

4.2	Indenture, dated April 13, 2010 (re 7.15% Senior Notes due 2020)	Incorporated by reference to Exhibit 4.1 of Form 8-K filed on April 14, 2010

4.2.1	First Supplemental Indenture (re 7.15% Senior Notes due 2020)	Incorporated by reference to Exhibit 4.2 of Form 10-Q for the quarter ended March 31, 2011).

4.2.2	Second Supplemental Indenture (re 7.15% Senior Notes due 2020)	Incorporated by reference to Exhibit 4.4.2 of Form 10-K for the year ended December 31, 2011.

4.2.3	Third Supplemental Indenture (re 7.15% Senior Notes due 2020)	Incorporated by reference to Exhibit 4.5 of Form 10-Q for the quarterly period ended March 31, 2012

4.2.4
Agreement of Resignation, Appointment and Acceptance, dated as of September 27, 2012, by and among Meritage Homes Corporation, Wells Fargo Bank, National Association and HSBC Bank USA, National Association (re 7.15% Senior Notes due 2020)
Incorporated by reference to Exhibit 4.1 of Form 8-K filed on October 1, 2012

4.2.5	Fourth Supplemental Indenture (re 7.15% Senior Notes due 2020)	Incorporated by reference to Exhibit 4.3.4 of Form S-4 Registration Statement No. 333-187457

4.2.6	Fifth Supplemental Indenture (re 7.15% Senior Notes due 2020)	Incorporated by reference to Exhibit 4.4 of Form 10-Q for the quarter ended September 30, 2013

Exhibit Number	Description	Page or Method of Filing
4.2.7	Sixth Supplemental Indenture (re 7.15% Senior Notes due 2020)	Incorporated by reference to Exhibit 4.2.7 of Form S-4 Registration Statement No. 333-192730

4.2.8	Sixth Supplemental Indenture (re 7.15% Senior Notes due 2020)	Incorporated by reference to Exhibit 4.3 of Form 10-Q for the quarter ended June 30, 2014

4.2.9	Seventh Supplemental Indenture (re 7.15% Senior Notes due 2020)	Incorporated by reference to Exhibit 4.4 of Form 10-Q for the quarter ended June 30, 2014

4.2.10	Eighth Supplemental Indenture (re 7.15% Senior Notes due 2020)	Incorporated by reference to Exhibit 4.2.10 of Form 10-K for the year ended December 31, 2014

4.3	Indenture dated April 10, 2012 (re 7.00% Senior Notes due 2022)	Incorporated by reference to Exhibit 4.1 of Form 8-K filed on April 10, 2012

4.3.1	First Supplemental Indenture (re 7.00% Senior Notes due 2022)	Incorporated by reference to Exhibit 4.4.1 of Form S-4 Registration Statement No. 333-187457

4.3.2	Second Supplemental Indenture (re 7.00% Senior Notes due 2022)	Incorporated by reference to Exhibit 4.2 of Form 10-Q for the quarter ended September 30, 2013

4.3.3	Third Supplemental Indenture (re 7.00% Senior Notes due 2022)	Incorporated by reference to Exhibit 4.5 of Form 10-Q for the quarter ended June 30, 2014

4.3.4	Fourth Supplemental Indenture (re 7.00% Senior Notes due 2022)	Incorporated by reference to Exhibit 4.6 of Form 10-Q for the quarter ended June 30, 2014

4.3.5	Fifth Supplemental Indenture (re 7.00% Senior Notes due 2022)	Incorporated by reference to Exhibit 4.3.5 of Form 10-K for the year ended December 31, 2014

4.4	Indenture, dated as of September 18, 2012	Incorporated by reference to Exhibit 4.1 of Form 8-K filed on September 18, 2012

4.4.1	Supplemental Indenture No. 1, dated as of September 18, 2012 (re 1.875% Convertible Senior Notes due 2032) and form of 1.875% Convertible Senior Notes due 2032	Incorporated by reference to Exhibit 4.2 of Form 8-K filed on September 18, 2012

4.4.2	Supplemental Indenture No. 2 (re 1.875% Convertible Senior Notes due 2032)	Incorporated by reference to Exhibit 4.3 of Form 10-Q for the quarter ended September 30, 2013

4.4.3	Supplemental Indenture No. 3 (re 1.875% Convertible Senior Notes due 2032)	Incorporated by reference to Exhibit 4.7 of Form 10-Q for the quarter ended June 30, 2014

4.4.4	Supplemental Indenture No. 4 (re 1.875% Convertible Senior Notes due 2032)	Incorporated by reference to Exhibit 4.8 of Form 10-Q for the quarter ended June 30, 2014

4.4.5	Supplemental Indenture No. 5 (re 1.875% Convertible Senior Notes due 2032)	Incorporated by reference to Exhibit 4.4.5 of Form 10-K for the year ended December 31, 2014

4.5	Indenture, dated March 13, 2013 re 4.50% Senior Notes due 2018, and Form of 4.50% Senior Note	Incorporated by reference to Exhibit 4.1 of Form 8-K dated March 13, 2013

4.5.1	First Supplemental Indenture (re 4.50% Senior Notes due 2018)	Incorporated by reference to Exhibit 4.1 of Form 10-Q for the quarter ended September 30, 2013

4.5.2	Second Supplemental Indenture (re 4.50% Senior Notes due 2018)	Incorporated by reference to Exhibit 4.1 of Form 10-Q for the quarter ended June 30, 2014

Exhibit Number	Description	Page or Method of Filing
4.5.3	Third Supplemental Indenture (re 4.50% Senior Notes due 2018)	Incorporated by reference to Exhibit 4.2 of Form 10-Q for the quarter ended June 30, 2014

4.5.4	Fourth Supplemental Indenture (re 4.50% Senior Notes due 2018)	Incorporated by reference to Exhibit 4.5.4 of Form 10-K for the year ended December 31, 2014

4.6	Indenture dated June 2, 2015 (re 6.00% Senior Notes due 2025)	Incorporated by reference to Exhibit 4.1 of Form 8-K dated June 2, 2015

10.1	2006 Executive Management Incentive Plan *	Incorporated by reference to Appendix B of the Proxy Statement for the 2014 Annual Meeting of Stockholders

10.2	Meritage Homes Corporation Amended and Restated 2006 Stock Incentive Plan, as amended *	Incorporated by reference to Appendix A of the Proxy Statement for the 2014 Annual Meeting of Stockholders

10.2.1	Amendment to the Meritage Homes Corporation Amended and Restated 2006 Stock Incentive Plan *	Incorporated by reference to Appendix of the Proxy Statement for the 2016 Annual Meeting of Stockholders

10.2.2	Representative Form of Restricted Stock Agreement *	Incorporated by reference to Exhibit 4.9 of Form S-8 Registration Statement No. 333-166991

10.2.3	Representative Form of Restricted Stock Agreement (2006 Plan; Executive Officer) *	Incorporated by reference to Exhibit 4.9.1 of Form S-8 Registration Statement No. 333-166991

10.2.4	Representative Form of Restricted Stock Agreement (2006 Plan; Non-Employee Director) *	Incorporated by reference to Exhibit 4.9.2 of Form S-8 Registration Statement No. 333-166991

10.2.5	Representative Form of Non-Qualified Stock Option Agreement (2006 Plan) *	Incorporated by reference to Exhibit 4.10 of Form S-8 Registration Statement No. 333-166991

10.2.6	Representative Form of Incentive Stock Option Agreement (2006 Plan) *	Incorporated by reference to Exhibit 4.4 of Form S-8 Registration Statement No. 333-134637

10.2.7	Representative Form of Stock Appreciation Rights Agreement (2006 Plan) *	Incorporated by reference to Exhibit 4.5 of Form S-8 Registration Statement No. 333-134637

10.2.8	Representative Form of Performance Share Award Agreement *	Incorporated by reference to Exhibit 10.9 of Form 8-K dated March 28, 2014

10.2.9	Representative Form of Restricted Stock Unit Agreement *	Incorporated by reference to Exhibit 10.10 of Form 8-K dated March 28, 2014

10.3	Fifth Amendment and Restated Employment Agreement between the Company and Steven J. Hilton *	Incorporated by reference to Exhibit 10.1 of Form 8-K dated February 16, 2017

10.3.1	Fourth Amended and Restated Employment Agreement between the Company and Steven J. Hilton *	Incorporated by reference to Exhibit 10.1 of Form 8-K dated March 28, 2014

10.3.2	Third Amended and Restated Change of Control Agreement between the Company and Steven J. Hilton *	Incorporated by reference to Exhibit 10.5 of Form 8-K dated January 19, 2010.

10.3.3	Second Amendment to Third Amended and Restated Change of Control Agreement for Steven J. Hilton *	Incorporated by reference to Exhibit 10.5 of Form 8-K dated March 28, 2014

10.4	Fourth Amended and Restated Employment Agreement between the Company and Larry W. Seay *	Incorporated by reference to Exhibit 10.2 of Form 8-K dated March 28, 2014

Exhibit Number	Description	Page or Method of Filing
10.5	Third Amended and Restated Employment Agreement between the Company and C. Timothy White *	Incorporated by reference to Exhibit 10.2 of Form 8-K dated February 16, 2017

10.5.1	Second Amended and Restated Employment Agreement between the Company and C. Timothy White *	Incorporated by reference to Exhibit 10.3 of Form 8-K dated March 28, 2014

10.5.2	Amended and Restated Change of Control Agreement between the Company and C. Timothy White *	Incorporated by reference to Exhibit 10.7 of Form 8-K dated January 19, 2010

10.5.3	Second Amendment to Third Amended and Restated Change of Control Agreement between the Company and C. Timothy White *	Incorporated by reference to Exhibit 10.7 of Form 8-K dated March 28, 2014

10.6	Employment Agreement between the Company and Philippe Lord *	Incorporated by reference to Exhibit 10.3 of Form 8-K dated February 16, 2017

10.6.1	Phillippe Lord Employment Letter *	Incorporated by reference to Exhibit 10.2 of Form 8-K dated April 1, 2015

10.6.2	Philippe Lord Addendum to Employment Letter *	Incorporated by reference to Exhibit 10.1 of Form 8-K dated February 16, 2016

10.7	Employment Agreement between the Company and Hilla Sferruzza *	Incorporated by reference to Exhibit 10.4 of Form 8-K dated February 16, 2017

10.7.1	Hilla Sferruzza Employment Letter *	Incorporated by reference to Exhibit 10.2 of Form 8-K dated April 1, 2016

10.8	Employment Agreement between the Company and Javier Feliciano *	Incorporated by reference to Exhibit 10.5 of Form 8-K dated February 16, 2017

10.9	Meritage Homes Corporation Nonqualified Deferred Compensation Plan *	Incorporated by reference to Exhibit 10.1 of Form 8-K dated June 6, 2013

10.10	Form of Meritage Homes Corporation Executive Severance Plan *	Incorporation by reference to Exhibit 10.6 of Form 8-K dated February 16, 2017

10.11	Amended and Restated Credit Agreement, dated as of June 13, 2014	Incorporated by reference to Exhibit 10.1 of Form 8-K dated June 13, 2014

10.11.1	First Amendment to Amended and Restated Credit Agreement	Incorporated by reference to Exhibit 10.1 of Form 8-K dated July 9, 2015

10.11.2	Second Amendment to Amended and Restated Credit Agreement	Incorporation by reference to Exhibit 10.1 of Form 8-K dated June 29, 2016

21	List of Subsidiaries	Filed herewith.

23.1	Consent of Deloitte & Touche LLP	Filed herewith.

24	Powers of Attorney	See Signature Page.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Steven J. Hilton, Chief Executive Officer	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Hilla Sferruzza, Chief Financial Officer	Filed herewith.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith.

101
The following financial statements from Meritage Homes Corporation Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 17, 2017, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Stockholders’ Equity and (v) the Notes to Consolidated Financial Statements.

*	Indicates a management contract or compensation plan.

Item 16.	Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 17th day of February 2017.

MERITAGE HOMES CORPORATION, a Maryland Corporation

By	/s/ STEVEN J. HILTON
Steven J. Hilton Chairman and Chief Executive Officer

By	/s/ HILLA SFERRUZZA
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ STEVEN J. HILTON	Chairman and Chief Executive Officer	February 17, 2017
Steven J. Hilton

/s/ HILLA SFERRUZZA	Chief Financial Officer and Chief Accounting Officer (Duly Authorized Officer and Principal Financial Officer)	February 17, 2017
Hilla Sferruzza

/s/ PETER L. AX	Director	February 17, 2017
Peter L. Ax

/s/ RAYMOND OPPEL	Director	February 17, 2017
Raymond Oppel

/s/ ROBERT G. SARVER	Director	February 17, 2017
Robert G. Sarver

/s/ RICHARD T. BURKE, SR.	Director	February 17, 2017
Richard T. Burke, Sr.

/s/ GERALD W. HADDOCK	Director	February 17, 2017
Gerald W. Haddock

/s/ DANA BRADFORD	Director	February 17, 2017
Dana Bradford

/s/ MICHAEL R. ODELL	Director	February 17, 2017
Michael R. Odell

/s/ DEB HENRETTA	Director	February 17, 2017
Deb Henretta