Form 10-Q
period 2017-03-31
Meritage Homes CORP
filed 2017-05-01
CIK 833079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
 Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by a checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by a checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common shares outstanding as of April 27, 2017: 40,314,092

MERITAGE HOMES CORPORATION
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2017

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31, 2017	December 31, 2016
Assets
Cash and cash equivalents	$85,689	$131,702
Other receivables	86,232	70,355
Real estate	2,512,853	2,422,063
Real estate not owned	9,987	—
Deposits on real estate under option or contract	78,526	85,556
Investments in unconsolidated entities	16,928	17,097
Property and equipment, net	32,700	33,202
Deferred tax asset	53,883	53,320
Prepaids, other assets and goodwill	79,749	75,396
Total assets	$2,956,547	$2,888,691
Liabilities
Accounts payable	$136,804	$140,682
Accrued liabilities	158,666	170,852
Home sale deposits	32,797	28,348
Liabilities related to real estate not owned	8,489	—
Loans payable and other borrowings	75,820	32,195
Senior and convertible senior notes, net	1,095,606	1,095,119
Total liabilities	1,508,182	1,467,196
Stockholders’ Equity
Preferred stock, par value $0.01. Authorized 10,000,000 shares; none issued and outstanding at March 31, 2017 and December 31, 2016	—	—
Common stock, par value $0.01. Authorized 125,000,000 shares; issued 40,314,092 and 40,030,518 shares at March 31, 2017 and December 31, 2016, respectively	403	400
Additional paid-in capital	575,801	572,506
Retained earnings	872,161	848,589
Total stockholders’ equity	1,448,365	1,421,495
Total liabilities and stockholders’ equity	$2,956,547	$2,888,691
See accompanying notes to unaudited consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2017	2016
Homebuilding:
Home closing revenue	$660,617	$595,617
Land closing revenue	12,155	2,149
Total closing revenue	672,772	597,766
Cost of home closings	(553,349)	(492,270)
Cost of land closings	(9,660)	(1,700)
Total cost of closings	(563,009)	(493,970)
Home closing gross profit	107,268	103,347
Land closing gross profit	2,495	449
Total closing gross profit	109,763	103,796
Financial Services:
Revenue	2,944	2,500
Expense	(1,379)	(1,246)
Earnings from financial services unconsolidated entities and other, net	2,725	2,792
Financial services profit	4,290	4,046
Commissions and other sales costs	(48,320)	(46,177)
General and administrative expenses	(29,622)	(29,618)
Earnings/(loss) from other unconsolidated entities, net	373	(157)
Interest expense	(825)	(3,288)
Other income, net	1,110	283
Earnings before income taxes	36,769	28,885
Provision for income taxes	(13,197)	(7,916)
Net earnings	$23,572	$20,969
Earnings per common share:
Basic	$0.59	$0.53
Diluted	$0.56	$0.50
Weighted average number of shares:
Basic	40,178	39,839
Diluted	42,808	42,363
See accompanying notes to unaudited consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net earnings	$23,572	$20,969
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	3,670	3,402
Stock-based compensation	3,295	4,758
Excess income tax provision from stock-based awards	—	516
Equity in earnings from unconsolidated entities	(3,098)	(2,635)
Distributions of earnings from unconsolidated entities	3,280	3,477
Other	(18)	1,048
Changes in assets and liabilities:
Increase in real estate	(89,222)	(116,035)
Decrease/(increase) in deposits on real estate under option or contract	5,532	(4,046)
Increase in other receivables, prepaids and other assets	(20,162)	(168)
(Decrease)/increase in accounts payable and accrued liabilities	(16,064)	455
Increase in home sale deposits	4,449	6,442
Net cash used in operating activities	(84,766)	(81,817)
Cash flows from investing activities:
Investments in unconsolidated entities	(10)	(63)
Purchases of property and equipment	(3,238)	(3,940)
Proceeds from sales of property and equipment	49	35
Maturities/sales of investments and securities	1,226	645
Payments to purchase investments and securities	(1,226)	(645)
Net cash used in investing activities	(3,199)	(3,968)
Cash flows from financing activities:
Proceeds from Credit Facility, net	45,000	—
Repayment of loans payable and other borrowings	(3,048)	(3,893)
Excess income tax provision from stock-based awards	—	(516)
Proceeds from stock option exercises	—	161
Net cash provided by/(used in) financing activities	41,952	(4,248)
Net decrease in cash and cash equivalents	(46,013)	(90,033)
Cash and cash equivalents, beginning of period	131,702	262,208
Cash and cash equivalents, end of period	$85,689	$172,175
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
Our homebuilding and marketing activities are conducted under the name of Meritage Homes in each of our homebuilding markets. We also offer luxury homes under the brand name of Monterey Homes in some markets. At March 31, 2017, we were actively selling homes in 256 communities, with base prices ranging from approximately $168,000 to $1,400,000.
Basis of Presentation. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2016. The consolidated financial statements include the accounts of Meritage Homes Corporation and those of our consolidated subsidiaries, partnerships and other entities in which we have a controlling financial interest, and of variable interest entities (see Note 3) in which we are deemed the primary beneficiary (collectively, “us”, “we”, “our” and “the Company”). Intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting only of normal recurring entries), necessary for the fair presentation of our results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for the full year.
Cash and Cash Equivalents. Liquid investments with an initial maturity of three months or less are classified as cash equivalents. Amounts in transit from title companies or closing agents for home closings of approximately $37.5 million and $75.3 million are included in cash and cash equivalents at March 31, 2017 and December 31, 2016, respectively.

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

Deposits. Deposits paid related to land options and purchase contracts are recorded and classified as Deposits on real estate under option or contract until the related land is purchased. Deposits are reclassified as a component of real estate inventory at the time the deposit is used to offset the acquisition price of the lots based on the terms of the underlying agreements. To the extent they are non-refundable, deposits are charged to expense if the land acquisition is terminated or no longer considered probable. Since our acquisition contracts typically do not require specific performance, we do not consider such contracts to be contractual obligations to purchase the land and our total exposure under such contracts is limited to the loss of the non-refundable deposits and any ancillary capitalized costs. Our deposits on real estate under option or contract were $78.5 million and $85.6 million as of March 31, 2017 and December 31, 2016, respectively.

Goodwill. In accordance with ASC 350, Intangibles, Goodwill and Other ("ASC 350"), we analyze goodwill on an annual basis (or whenever indication of impairment exists) through a qualitative assessment to determine whether it is necessary to perform a two-step goodwill impairment test. ASC 350 states that an entity may first assess qualitative factors to determine whether it is necessary to perform a two-step goodwill impairment test. Such qualitative factors include: (1) macroeconomic conditions, such as a deterioration in general economic conditions, (2) industry and market considerations such as deterioration in the environment in which the entity operates, (3) cost factors such as increases in raw materials and labor costs, and (4) overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings. If the qualitative analysis determines that additional impairment testing is required, the two-step impairment testing in accordance with ASC 350 would be initiated. We continually evaluate our qualitative inputs to assess whether events and circumstances have occurred that indicate the goodwill balance may not be recoverable.

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

The table below outlines our surety bond and letter of credit obligations (in thousands):

	As of
	March 31, 2017		December 31, 2016
	Outstanding	Estimated work remaining to complete	Outstanding	Estimated work remaining to complete
Sureties:
Sureties related to owned projects and lots under contract	236,764	81,245	239,246	85,706
Total Sureties	$236,764	$81,245	$239,246	$85,706
Letters of Credit (“LOCs”):
LOCs in lieu of deposits for contracted lots	$5,250	N/A	$250	N/A
LOCs for land development	38,245	N/A	39,839	N/A
LOCs for general corporate operations	3,750	N/A	3,750	N/A
Total LOCs	$47,245	N/A	$43,839	N/A

Accrued Liabilities. Accrued liabilities at March 31, 2017 and December 31, 2016 consisted of the following (in thousands):

	As of
	March 31, 2017	December 31, 2016
Accruals related to real estate development and construction activities	$51,050	$53,778
Payroll and other benefits	30,660	52,941
Accrued taxes	12,143	9,637
Warranty reserves	22,477	22,660
Legal reserves (1)	875	673
Other accruals	41,461	31,163
Total	$158,666	$170,852

(1)	See Note 15 for additional information related to our legal reserves.

Warranty Reserves. We provide home purchasers with limited warranties against certain building defects and we have certain obligations related to those post-construction warranties for closed homes. The specific terms and conditions of these limited warranties vary by state, but overall the nature of the warranties include a complete workmanship and materials warranty typically during the first one to two years after the close of the home and a structural warranty that typically extends up to 10 years subsequent to the close of the home. With the assistance of an actuary, we have estimated these reserves for the structural warranty based on the number of homes still under warranty and historical data and trends for our communities. We also use industry data with respect to similar product types and geographic areas in markets where our experience is incomplete to draw a meaningful conclusion. We regularly review our warranty reserves and adjust them, as necessary, to reflect changes in trends as information becomes available. No adjustments were made to our warranty reserve balance in the three months ended March 31, 2017. In the three months ended March 31, 2016 we increased our warranty reserve balance by $441,000, which increased our cost of sales. A summary of changes in our warranty reserves follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Balance, beginning of period	$22,660	$21,615
Additions to reserve from new home deliveries	3,815	3,094
Warranty claims	(3,998)	(2,842)
Adjustments to pre-existing reserves	—	441
Balance, end of period	$22,477	$22,308
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
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. In addition, ASU 2016-09 permits entities to make an election to either estimate forfeitures or recognize them as they occur. ASU 2016-09 was effective for us beginning January 1, 2017, and is reflected prospectively in the March 31, 2017 provision for income taxes in the accompanying unaudited consolidated income statement. The impact of the adoption was not material to our consolidated financial statements, including our prior year cash flow, which was not revised. We continue to estimate forfeitures in calculating stock-based compensation expense and have not elected to recognize forfeitures as they occur.
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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), (“ASU 2014-09”). ASU 2014-09 requires entities to recognize revenue that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services by applying the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 supersedes the revenue recognition requirements in ASU 605, Revenue Recognition, most industry-specific guidance throughout the industry topics of the ASC, and some cost guidance related to construction-type and production-type contracts. ASU 2014-09 is effective for us on January 1, 2018, and the guidance allows for full retrospective or modified retrospective methods of adoption. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements. We do not believe the adoption of ASU 2014-09 will have an impact on the amount or timing of our homebuilding revenues. We are still evaluating the potential impact the adoption of ASU 2014-09 will have on the timing and recognition of certain selling costs we incur to obtain a sales contract.

NOTE 2 — REAL ESTATE AND CAPITALIZED INTEREST
Real estate consists of the following (in thousands):

	As of
	March 31, 2017	December 31, 2016
Homes under contract under construction (1)	$617,790	$508,927
Unsold homes, completed and under construction (1)	395,841	431,725
Model homes (1)	149,872	147,406
Finished home sites and home sites under development (2)	1,349,350	1,334,005
Total	$2,512,853	$2,422,063

(1)	Includes the allocated land and land development costs associated with each lot for these homes.

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

Subject to sufficient qualifying assets, we capitalize our development period interest costs incurred in connection with our real estate development and construction activities. Capitalized interest is allocated to active real estate when incurred and charged to cost of closings when the related property is delivered. A summary of our capitalized interest is as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Capitalized interest, beginning of period	$68,196	$61,202
Interest incurred	17,895	17,559
Interest expensed	(825)	(3,288)
Interest amortized to cost of home and land closings	(14,381)	(11,347)
Capitalized interest, end of period (1)	$70,885	$64,126

(1)
Approximately $47,000 and $130,000 of the capitalized interest is related to our joint venture investments and is a component of Investments in unconsolidated entities on our consolidated balance sheet as of March 31, 2017 and December 31, 2016, respectively.

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
The table below presents a summary of our lots under option at March 31, 2017 (dollars in thousands):

	Projected Number of Lots	Purchase Price	Option/ Earnest Money Deposits–Cash
Purchase and option contracts recorded on balance sheet as Real estate not owned	65	$9,987	$1,498
Option contracts — non-refundable deposits, committed (1)	4,903	386,834	49,858
Purchase contracts — non-refundable deposits, committed (1)	5,336	279,229	21,795
Purchase and option contracts —refundable deposits, committed	1,173	67,221	2,663
Total committed	11,477	743,271	75,814
Purchase and option contracts — refundable deposits, uncommitted (2)	8,632	280,234	4,210
Total lots under contract or option	20,109	$1,023,505	$80,024
Total purchase and option contracts not recorded on balance sheet (3)	20,044	$1,013,518	$78,526	(4)

(1)	Deposits are non-refundable except if certain contractual conditions are not performed by the selling party.

(2)	Deposits are refundable at our sole discretion. We have not completed our acquisition evaluation process and we have not internally committed to purchase these lots.

(3)	Except for our specific performance contracts recorded on our balance sheet as Real estate not owned, none of our option agreements require us to purchase lots.

(4)	Amount is reflected on our consolidated balance sheet in Deposits on real estate under option or contract as of March 31, 2017.
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
NOTE 4 - INVESTMENTS IN UNCONSOLIDATED ENTITIES
We may enter into land development joint ventures as a means of accessing larger parcels of land, expanding our market opportunities, managing our risk profile and leveraging our capital base. While purchasing land through a joint venture can be beneficial, currently we do not view joint ventures as critical to the success of our homebuilding operations. In 2016, we entered into our first new joint venture since 2008. Based on the structure of each joint venture, it may or may not be consolidated into our results. Our joint venture partners are generally other homebuilders, land sellers or other real estate investors. We generally do not have a controlling interest in these ventures, which means our joint venture partners could cause the venture to take actions we disagree with, or fail to take actions we believe should be undertaken, including the sale of the underlying property to repay debt or recoup all or part of the partners' investments. As of March 31, 2017, we had three active equity-method land ventures.

As of March 31, 2017, we also participated in one mortgage joint venture, which is engaged in mortgage activities and provides services to both our homebuyers as well as other buyers. Our investment in this mortgage joint venture as of March 31, 2017 and December 31, 2016 was $1.7 million and $2.3 million, respectively.
Summarized condensed combined financial information related to unconsolidated joint ventures that are accounted for using the equity method was as follows (in thousands):

	As of
	March 31, 2017	December 31, 2016
Assets:
Cash	$7,533	$7,446
Real estate	54,252	54,319
Other assets	4,166	6,461
Total assets	$65,951	$68,226
Liabilities and equity:
Accounts payable and other liabilities	$5,506	$7,339
Notes and mortgages payable	23,332	23,000
Equity of:
Meritage (1)	14,671	14,245
Other	22,442	23,642
Total liabilities and equity	$65,951	$68,226

	Three Months Ended March 31,
	2017	2016
Revenue	$7,599	$11,071
Costs and expenses	(4,480)	(4,976)
Net earnings of unconsolidated entities	$3,119	$6,095
Meritage’s share of pre-tax earnings (1) (2)	$3,182	$2,635

(1)
Balance represents Meritage’s interest, as reflected in the financial records of the respective joint ventures. This balance may differ from the balance reported in our consolidated financial statements due to the following reconciling items: (i) timing differences for revenue and distributions recognition, (ii) step-up basis and corresponding amortization, (iii) capitalization of interest on qualified assets, (iv) income deferrals as discussed in Note (2) below and (v) the cessation of allocation of losses from joint ventures in which we have previously written down our investment balance to zero and where we have no commitment to fund additional losses. As discussed in Note 2 to these unaudited combined financial statements, balances do not include $47,000 and $130,000 of capitalized interest that is a component of our investment balances at March 31, 2017 and December 31, 2016, respectively.

(2)
Our share of pre-tax earnings is recorded in Earnings from financial services unconsolidated entities and other, net and Earnings/(loss) from other unconsolidated entities, net on our consolidated income statements and excludes joint venture profit related to lots we purchased from the joint ventures. Such profit is deferred until homes are delivered by us and title passes to a homebuyer.

The joint venture assets and liabilities noted in the table above primarily represent three active land ventures, one mortgage venture and various inactive ventures. Our total investment in all of these joint ventures is $16.9 million and $17.1 million as of March 31, 2017 and December 31, 2016, respectively. We believe these ventures are in compliance with their respective debt agreements, if applicable, and such debt is non-recourse to us.

NOTE 5 — LOANS PAYABLE AND OTHER BORROWINGS
Loans payable and other borrowings consist of the following (in thousands):

	As of
	March 31, 2017	December 31, 2016
Other borrowings, real estate notes payable (1)	$15,820	$17,195
$540 million unsecured revolving credit facility with interest approximating LIBOR (approximately 0.98% at March 31, 2017) plus 1.75% or Prime (4.00% at March 31, 2017) plus 0.75%	60,000	15,000
Total	$75,820	$32,195

(1)	Reflects balance of non-recourse notes payable in connection with land purchases, with interest rates ranging from 0% to 8%.
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
We had $60.0 million of outstanding borrowings under the Credit Facility as of March 31, 2017 and $15.0 million in borrowings at December 31, 2016. During the three months ended March 31, 2017 we had $160.0 million of gross borrowings and $115.0 million of repayments. During the three months ended March 31, 2016, there were no gross borrowings or repayments. As of March 31, 2017 we had outstanding borrowings of $60.0 million and outstanding letters of credit issued under the Credit Facility totaling $47.2 million, leaving $432.8 million available under the Credit Facility to be drawn.
NOTE 6 — SENIOR AND CONVERTIBLE SENIOR NOTES, NET
Senior and convertible senior notes, net consist of the following (in thousands):

	As of
	March 31, 2017	December 31, 2016
4.50% senior notes due 2018	$175,000	$175,000
7.15% senior notes due 2020. At March 31, 2017 and December 31, 2016 there was approximately $1,707 and $1,849 in net unamortized premium, respectively	301,707	301,849
7.00% senior notes due 2022	300,000	300,000
6.00% senior notes due 2025	200,000	200,000
1.875% convertible senior notes due 2032	126,500	126,500
Net debt issuance costs	(7,601)	(8,230)
Total	$1,095,606	$1,095,119
The indentures for all of our senior notes contain covenants including, among others, limitations on the amount of secured debt we may incur, and limitations on sale and leaseback transactions and mergers. We believe we are in compliance with all such covenants as of March 31, 2017. Our convertible senior notes ("Convertible Notes") do not have any financial covenants.
The Convertible Notes are convertible into shares of our common stock at an initial conversion rate of 17.1985 shares of our common stock per $1,000 principal amount of convertible senior notes. This corresponds to an initial conversion price of $58.14 per share and represented a 47.5% conversion premium based on the closing price of our common stock on the issue date of the convertible senior notes. The Convertible Notes may be redeemed by the note-holders on the fifth, tenth and fifteenth anniversary dates of the Convertible Notes. On such dates, the note-holders may require us to repurchase all or any portion of their outstanding notes. The fifth anniversary of the Convertible Notes is September 15, 2017. The amount due to the note-holders in the event of a repurchase is equal to 100% of the principal amount plus any accrued and unpaid interest. We may call the Convertible Notes at any time after the fifth anniversary.
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
Financial Instruments: The fair value of our fixed-rate debt is derived from quoted market prices by independent dealers (level 2 inputs as per the discussion above) and is as follows (in thousands):

	As of
	March 31, 2017		December 31, 2016
	Aggregate Principal	Estimated Fair Value	Aggregate Principal	Estimated Fair Value
4.50% senior notes	$175,000	$178,063	$175,000	$177,625
7.15% senior notes	$300,000	$328,080	$300,000	$325,500
7.00% senior notes	$300,000	$336,000	$300,000	$324,750
6.00% senior notes	$200,000	$208,380	$200,000	$202,500
1.875% convertible senior notes	$126,500	$126,026	$126,500	$126,105
Due to the short-term nature of other financial assets and liabilities, including our Loans payable and other borrowings, we consider the carrying amounts of our other short-term financial instruments to approximate fair value.

NOTE 8 — EARNINGS PER SHARE
Basic and diluted earnings per common share were calculated as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2017	2016
Basic weighted average number of shares outstanding	40,178	39,839
Effect of dilutive securities:
Convertible senior notes (1)	2,176	2,176
Unvested restricted stock	454	348
Diluted average shares outstanding	42,808	42,363
Net earnings as reported	$23,572	$20,969
Interest attributable to convertible senior notes, net of income taxes	387	400
Net earnings for diluted earnings per share	$23,959	$21,369
Basic earnings per share	$0.59	$0.53
Diluted earnings per share (1)	$0.56	$0.50
Antidilutive stock not included in the calculation of diluted earnings per share	14	68

(1)	In accordance with ASC 260-10, Earnings Per Share, ("ASC 260-10") we calculate the dilutive effect of convertible securities using the "if-converted" method.
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
A summary of the carrying amount of goodwill follows (in thousands):

	West	Central	East	Financial Services	Corporate	Total
Balance at December 31, 2016	$—	$—	$32,962	$—	$—	$32,962
Additions	—	—	—	—	—	—
Impairments	—	—	—	—	—	—
Balance at March 31, 2017	$—	$—	$32,962	$—	$—	$32,962

NOTE 10 — STOCKHOLDERS’ EQUITY

A summary of changes in stockholders’ equity is presented below (in thousands):

	Three Months Ended March 31, 2017
	(In thousands)
	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2016	40,031	$400	$572,506	$848,589	$1,421,495
Net earnings	—	—	—	23,572	23,572
Exercise/vesting of stock-based awards	283	3	(3)	—	—
Stock-based compensation expense	—	—	3,298	—	3,298
Balance at March 31, 2017	40,314	$403	$575,801	$872,161	$1,448,365

	Three Months Ended March 31, 2016
	(In thousands)
	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2015	39,669	$397	$559,492	$699,048	$1,258,937
Net earnings	—	—	—	20,969	20,969
Exercise/vesting of stock-based awards	316	3	158	—	161
Excess income tax benefit from stock-based awards	—	—	(516)	—	(516)
Stock-based compensation expense	—	—	4,758	—	4,758
Balance at March 31, 2016	39,985	$400	$563,892	$720,017	$1,284,309

NOTE 11 — STOCK BASED AND DEFERRED COMPENSATION
We have a stock compensation plan, the Amended and Restated 2006 Stock Incentive Plan (the “Plan”), that was adopted in 2006 and has been amended or restated from time to time. The Plan was approved by our stockholders and is administered by our Board of Directors. The provisions of the Plan allow for the grant of stock appreciation rights, restricted stock awards, restricted stock units, performance share awards and performance-based awards in addition to non-qualified and incentive stock options. The Plan authorizes awards to officers, key employees, non-employee directors and consultants for up to 5,350,000 shares of common stock, of which 1,057,842 shares remain available for grant at March 31, 2017. The available shares include shares from expired, terminated or forfeited awards under prior plans that have since expired and are thus available for grant under the Plan. We believe that such awards provide a means of performance-based compensation to attract and retain qualified employees and better align the interests of our employees with those of our stockholders. Non-vested stock awards are usually granted with a five-year ratable vesting period for employees and with a three-year cliff vesting for both non-vested stock and performance-based awards granted to certain senior executive officers and non-employee directors.

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

	Three Months Ended March 31,
	2017	2016
Stock-based compensation expense	$3,295	$4,758
Non-vested shares granted	416,500	493,865
Performance-based non-vested shares granted	154,120	66,698
Stock options exercised (1)	—	11,200
Restricted stock awards vested (includes performance-based awards)	283,574	305,085

(1)	As of December 31, 2016, we have no remaining unexercised stock options.
The following table includes additional information regarding our Plan (dollars in thousands):

	As of
	March 31, 2017	December 31, 2016
Unrecognized stock-based compensation cost	$27,472	$18,528
Weighted average years expense recognition period	3.28	2.56
Total stock-based awards outstanding (1)	1,367,271	1,147,271

(1)	Includes unvested restricted stock and performance-based awards (at target level) and restricted stock units.

We also offer a non-qualified deferred compensation plan ("deferred compensation plan") to highly compensated employees in order to allow them additional pre-tax income deferrals above and beyond the limits that qualified plans, such as 401k plans, impose on highly compensated employees. We do not currently offer a contribution match on the deferred compensation plan. All contributions to the plan to date have been funded by the employees and, therefore, we have no associated expense related to the deferred compensation plan for the three months ended March 31, 2017 or 2016, other than minor administrative costs.

NOTE 12 — INCOME TAXES
Components of the income tax provision are as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Federal	$11,573	$6,541
State	1,624	1,375
Total	$13,197	$7,916

The effective tax rate for the three months ended March 31, 2017 was 35.9%, and for the three months ended March 31, 2016 was 27.4%. Our tax rate has been favorably impacted in both years by the homebuilding manufacturing deduction. The lower 2016 effective tax rate reflects the benefit of federal energy credits for homes sold in both 2016 and in prior periods as a result of the Protecting Americans from Tax Hikes (PATH) Act of 2015. The PATH Act was the enabling legislation for claiming federal energy tax credits on homes qualifying in 2015 and 2016. This legislation has expired and has not yet been renewed for 2017. Accordingly, our effective tax rate for 2017 does not reflect a tax benefit from federal energy credits for homes sold in 2017.

At March 31, 2017 and December 31, 2016, we have no unrecognized tax benefits due to the lapse of applicable statutes of limitations and completion of audits for prior years. We believe that our current income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change. Our policy is to accrue interest and penalties on unrecognized tax benefits and include them in federal income tax expense.
We determine our deferred tax assets and liabilities in accordance with ASC 740-10, Income Taxes ("ASC 740"). We evaluate our deferred tax assets, including the benefit from NOLs, by jurisdiction to determine if a valuation allowance is required. Companies must assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. This assessment considers, among other matters, the nature, frequency and severity of cumulative losses, forecasts of future profitability, the length of statutory carry forward periods, experiences with operating losses and experiences of utilizing tax credit carry forwards and tax planning alternatives. We have no valuation allowance on our deferred tax assets and NOL carryovers at March 31, 2017.
At March 31, 2017, we had no remaining federal NOL carry forward or un-utilized federal tax credits. At March 31, 2017, and December 31, 2016 we had tax benefits for state NOL carry forwards of $1.4 million, net of federal benefit, that begin to expire in 2028.
At March 31, 2017, we have income taxes payable of $6.4 million, which primarily consists of current federal and state tax accruals, net of estimated tax payments and tax credits. This amount is recorded in Accrued liabilities on the accompanying unaudited balance sheet at March 31, 2017.
We conduct business and are subject to tax in the U.S. and several states. With few exceptions, we are no longer subject to U.S. federal, state, or local income tax examinations by taxing authorities for years prior to 2012. We have one state income tax examination of multiple years under audit at this time and do not expect it to have a material outcome.
The tax benefits from NOLs, built-in losses, and tax credits would be materially reduced or potentially eliminated if we experience an “ownership change” as defined under Internal Revenue Code §382. Based on our analysis performed as of March 31, 2017 we do not believe that we have experienced an ownership change. As a protective measure, our stockholders held a Special Meeting of Stockholders on February 16, 2009 and approved an amendment to our Articles of Incorporation that restricts certain transfers of our common stock. The amendment is intended to help us avoid an unintended ownership change and thereby preserve the value of any tax benefit for future utilization.

NOTE 13 — SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
The following table presents certain supplemental cash flow information (in thousands):

	Three Months Ended March 31,
	2017	2016
Interest capitalized, net	$(10,930)	$(8,811)
Income taxes paid	$10,485	$7,420
Non-cash operating activities:
Real estate not owned increase	$9,987	$—
Real estate acquired through notes payable	$1,673	$5,358
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

The following segment information is in thousands:

	Three Months Ended March 31,
	2017	2016
Homebuilding revenue (1):
West	$311,804	$261,046
Central	174,831	161,889
East	186,137	174,831
Consolidated total	$672,772	$597,766
Homebuilding segment operating income:
West	$24,012	$16,063
Central	13,890	13,894
East	2,436	5,859
Total homebuilding segment operating income	40,338	35,816
Financial services segment profit	4,290	4,046
Corporate and unallocated costs (2)	(8,517)	(7,815)
Earnings/(loss) from other unconsolidated entities, net	373	(157)
Interest expense	(825)	(3,288)
Other income, net	1,110	283
Net earnings before income taxes	$36,769	$28,885

(1)	Homebuilding revenue includes the following land closing revenue, by segment, as outlined in the table below.

	Three Months Ended March 31,
	2017	2016
Land closing revenue:
West	$11,800	$—
Central	122	1,918
East	233	231
Total	$12,155	$2,149

(2)	Balance consists primarily of corporate costs and numerous shared service functions such as finance and treasury that are not allocated to the homebuilding or financial services reporting segments.

	At March 31, 2017
	West		Central		East		Financial Services	Corporate and Unallocated		Total
Deposits on real estate under option or contract	$21,757		$25,217		$31,552		$—	$—		$78,526
Real estate	1,137,301		639,624		735,928		—	—		2,512,853
Investments in unconsolidated entities	7,339		7,856		—		—	1,733		16,928
Other assets	62,978	(1)	85,600	(2)	75,021	(3)	724	123,917	(4)	348,240
Total assets	$1,229,375		$758,297		$842,501		$724	$125,650		$2,956,547

(1)	Balance consists primarily of cash, property and equipment and real estate not owned.

(2)	Balance consists primarily of development reimbursements from local municipalities and cash.

(3)	Balance consists primarily of goodwill (see Note 9), prepaid permits and fees to local municipalities and cash.

(4)	Balance consists primarily of cash and our deferred tax asset.

	At December 31, 2016
	West	Central		East		Financial Services	Corporate and Unallocated		Total
Deposits on real estate under option or contract	$25,863	$27,669		$32,024		$—	$—		$85,556
Real estate	1,120,038	595,485		706,540		—	—		2,422,063
Investments in unconsolidated entities	7,362	7,450		—		—	2,285		17,097
Other assets	45,624	94,299	(1)	93,245	(2)	812	129,995	(3)	363,975
Total assets	$1,198,887	$724,903		$831,809		$812	$132,280		$2,888,691

(1)	Balance consists primarily of development reimbursements from local municipalities and cash.

(2)	Balance consists primarily of goodwill (see Note 9), prepaid permits and fees to local municipalities and cash.

(3)	Balance consists primarily of cash and our deferred tax asset.

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

Joint Venture Litigation

From 2008 through January 2016, we were involved in litigation initiated by the lender group for a large Nevada-based land acquisition and development joint venture in which we held a 3.53% interest. We were the only builder joint venture partner to have fully performed its obligations with respect to takedowns of lots from the joint venture, having completed our first takedown in April 2007 and having tendered full performance of our second and final takedown in April 2008. The joint venture and the lender group rejected our tender of performance for our second and final takedown, and we contended, among other things, that the rejection by the joint venture and the lender group of our tender of full performance was wrongful and constituted a breach of contract and should release us of liability with respect to the takedown and extinguish or greatly reduce our exposure under all guarantees. On December 9, 2010, three of the lenders filed a petition seeking to place the venture into an involuntary bankruptcy (JP Morgan Chase Bank, N.A. v. South Edge, LLC (Case No. 10-32968-bam)). On June 6, 2011, we received a demand letter from the lenders requesting full payment of $13.2 million the lenders claimed to be owed under the springing repayment guarantee, including past-due interest and penalties. The lenders claimed that the involuntary bankruptcy filed by three of the co-lenders triggered the springing repayment guarantee. We contested the Lenders’ claim on the basis that the lenders breached their contract with us by refusing to accept the April 2008 tender of our performance, by refusing to release their lien in connection with our second and final takedown in this project, and the repayment guarantee was not properly triggered by the lenders' filing of the involuntary bankruptcy. On August 25, 2011, the U.S. District Court of Nevada entered judgments in favor of JP Morgan in a combined amount of $16.6 million, which included prejudgment interest and attorneys' fees. We paid the judgment amount in 2016, thus concluding the litigation with the lender group.
We believe that four of our co-venturers in the South Edge entity (KB Home, Toll Brothers, Pardee Homes and Beazer Homes) are liable to Meritage for certain amounts that Meritage has paid pursuant to or related to the above-mentioned litigation with the lender group, and we have filed an arbitration claim against those builders to recover such amounts from them based on breach of contract, unjust enrichment, breach of the implied covenant of good faith and fair dealing, and other claims.

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
The words “believe,” “expect,” “anticipate,” “forecast,” “plan,” “intend,” "may," "will," "should," "could," “estimate,” “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. All statements we make other than statements of historical fact are forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements in this Quarterly Report include: statements concerning trends in the homebuilding industry in general, and our markets and results specifically; our operating strategy and initiatives, including our strategy to expand into the first-time buyer segment; the benefits of our land acquisition strategy and structures, including the use and the benefits of option contracts and joint ventures; that we expect to redeploy cash generated from operations to acquire and develop lot positions; management estimates regarding joint venture exposure; expectations regarding our industry and our business for the remainder of 2017 and beyond; our expectation that existing guarantees, letters of credit and performance and surety bonds will not be drawn on; the adequacy of our insurance coverage and warranty reserves; our strategy, legal positions and the expected outcome of legal proceedings and tax examinations we are involved in and the sufficiency of our reserves relating thereto; the sufficiency of our liquidity and capital resources to support our business strategy; our ability and willingness to acquire land under option or contract; our strategy and trends and expectations concerning sales prices, sales pace, closings, orders, cancellations, material and labor costs for land development and home construction, gross margins, gross profit, revenues, net earnings, operating leverage, backlog, land prices, changes in and location of active communities, seasonality and the timing of new community openings; our future cash needs; that we may seek to raise additional debt and equity capital; and our intentions regarding the payment of dividends and the use of derivative contracts; our perceptions about the importance of joint ventures to our business; and the impact of seasonality and changes in interest rates.
Important factors that could cause actual results to differ materially from those in forward-looking statements, and that could negatively affect our business include, but are not limited to, the following: the availability and cost of finished lots and undeveloped land; changes in interest rates and the availability and pricing of residential mortgages; shortages in the availability and cost of labor; changes in tax laws that adversely impact us or our homebuyers; the success of our strategic initiatives; the ability of our potential buyers to sell their existing homes; cancellation rates; inflation in the cost of materials used to develop communities and construct homes; the adverse effect of slower order absorption rates; impairments of our real estate inventory; a change to the feasibility of projects under option or contract that could result in the write-down or write-off of option deposits; our potential exposure to natural disasters or severe weather conditions; competition; construction defect and home warranty claims; failures in health and safety performance; our success in prevailing on contested tax positions; our ability to obtain performance bonds in connection with our development work; the loss of key personnel; our failure to comply with laws and regulations; our limited geographic diversification; fluctuations in quarterly operating results; our level of indebtedness; our ability to obtain financing; our ability to successfully integrate acquired companies and achieve anticipated benefits from these acquisitions; our compliance with government regulations; the effect of legislative and other government actions, orders, policies or initiatives that impact housing, or other initiatives that seek to restrain growth of new housing construction or similar measures; legislation relating to energy and climate change; the replication of our energy-efficient technologies by our competitors; our exposure to information technology failures and security breaches; and other factors identified in documents filed by the Company with the Securities and Exchange Commission, including those set forth in our Form 10-K for the year ended December 31, 2016 under the caption “Risk Factors,” which can be found on our website.
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
Housing market fundamentals remained strong in the first three months of 2017, and the continued low cost of home ownership has contributed to a favorable demand environment, particularly as the first-time homebuyer segment returns to the market. Despite the modest rise in interest rates over the last six months, rates are still near historic lows and have not yet impacted demand. The high demand for new homes has resulted in rising average sales prices in some markets, however the increase in demand has also resulted in rising land and construction material costs. These cost increases continue to put pressure on margins; however, we believe the current steady trajectory of the homebuilding cycle should help align the rising land and material costs with consumer demand. We continue to focus on strategic initiatives that are designed to position us for further growth and improve our margins. We remain committed to expanding our presence in our markets by increasing our community count and offering homes with energy-efficient features and appealing designs for today's homebuyer.
Summary Company Results
Total home closing revenue was $660.6 million for the three months ended March 31, 2017, representing a 10.9% increase over the corresponding prior year period. $65.0 million in additional home closing revenue translated into higher home closing gross profit and was the principle driver of our improved net income of $23.6 million for the three months ended March 31, 2017, as compared to $21.0 million for the 2016 period. Net income also benefited from higher land closing profit and lower interest expense than the prior year with an offsetting higher provision for income taxes due to a higher effective tax rate in 2017 versus 2016. The lower 2016 effective tax rate reflects the benefit of federal energy credits for homes sold in both 2016 and in prior periods, as the legislation providing for these credits expired in 2016 and has not yet been renewed for 2017. Accordingly, our effective tax rate for 2017 does not reflect a tax benefit from federal energy credits for homes sold in 2017. The lower interest expense year over year is attributable to more real estate under development that qualifies for interest capitalization.
On a consolidated basis, we experienced year-over-year growth in closings and orders, both in units and value for the three months ended March 31, 2017 as compared to prior year. We ended the first quarter of 2017 with 3,181 homes in backlog, down nominally from 2016, although higher average sales prices contributed to a backlog value of $1.4 billion, a 1.6% increase over March 31, 2016.
Company Positioning
We believe that the investments in our new communities, new markets and industry-leading energy-efficient product offerings create a differentiated strategy that has aided us in our growth in the highly competitive new home market. We remain focused on our main goals of growing our orders, revenue and profit, and maintaining a strong balance sheet. To help meet these goals, we continue to focus on the following initiatives:

•	Continuing to actively acquire and develop land in key markets in order to maintain and grow our lot supply and active community count;

•	Introducing LiVE.NOWTM, our newest 'entry-level plus' collection of product offerings that targets the growing first-time homebuyer segment;

•	Introducing newly designed plan offerings to meet homebuyers changing preferences in our markets, most recently an entire new product library in our East Region;

•	Expanding market share in our smaller markets;

•	Managing construction efficiencies and cost increases through national and regional vendor relationships with a focus on quality construction and warranty management;

•	Growing revenue while managing costs, allowing us to improve overhead operating leverage in all of our markets;

•	Generating additional working capital and maintaining adequate liquidity;

•	Increasing orders pace through the use of our consumer and market research to build homes that offer our buyers their desired features and amenities;

•	Continuing to innovate and promote our energy efficiency program to drive sales;

•	Adapting sales and marketing efforts to increase traffic and allow us to favorably compete with both resale and new homes;

•	Actively monitoring and adjusting our sales, construction and closing processes to incorporate enhancements identified through customer satisfaction surveys; and

•	Promoting a positive environment for our employees in order to develop and motivate them and to minimize turnover.
Critical Accounting Policies
The accounting policies we deem most critical to us and that involve the most difficult, subjective or complex judgments include revenue recognition, valuation of real estate, goodwill, deferred tax assets and warranty reserves as well as the calculation of compensation cost relating to share-based payments. There have been no significant changes to our critical accounting policies during the three months ended March 31, 2017 compared to those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our 2016 Annual Report on Form 10-K.

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

	Three Months Ended March 31,		Quarter over Quarter
	2017	2016	Change $	Change %
Home Closing Revenue
Total
Dollars	$660,617	$595,617	$65,000	10.9%
Homes closed	1,581	1,488	93	6.3%
Average sales price	$417.8	$400.3	$17.5	4.4%
West Region
Arizona
Dollars	$100,550	$74,999	$25,551	34.1%
Homes closed	296	217	79	36.4%
Average sales price	$339.7	$345.6	$(5.9)	(1.7)%
California
Dollars	$132,094	$120,720	$11,374	9.4%
Homes closed	210	207	3	1.4%
Average sales price	$629.0	$583.2	$45.8	7.9%
Colorado
Dollars	$67,360	$65,327	$2,033	3.1%
Homes closed	128	138	(10)	(7.2)%
Average sales price	$526.3	$473.4	$52.9	11.2%
West Region Totals
Dollars	$300,004	$261,046	$38,958	14.9%
Homes closed	634	562	72	12.8%
Average sales price	$473.2	$464.5	$8.7	1.9%
Central Region - Texas
Central Region Totals
Dollars	$174,709	$159,971	$14,738	9.2%
Homes closed	495	465	30	6.5%
Average sales price	$352.9	$344.0	$8.9	2.6%
East Region
Florida
Dollars	$65,574	$63,322	$2,252	3.6%
Homes closed	146	156	(10)	(6.4)%
Average sales price	$449.1	$405.9	$43.2	10.6%
Georgia
Dollars	$20,475	$22,014	$(1,539)	(7.0)%
Homes closed	55	65	(10)	(15.4)%
Average sales price	$372.3	$338.7	$33.6	9.9%
North Carolina
Dollars	$56,907	$50,377	$6,530	13.0%
Homes closed	131	118	13	11.0%
Average sales price	$434.4	$426.9	$7.5	1.8%
South Carolina
Dollars	$26,055	$21,171	$4,884	23.1%
Homes closed	73	67	6	9.0%
Average sales price	$356.9	$316.0	$40.9	12.9%
Tennessee
Dollars	$16,893	$17,716	$(823)	(4.6)%
Homes closed	47	55	(8)	(14.5)%
Average sales price	$359.4	$322.1	$37.3	11.6%
East Region Totals
Dollars	$185,904	$174,600	$11,304	6.5%
Homes closed	452	461	(9)	(2.0)%
Average sales price	$411.3	$378.7	$32.6	8.6%

	Three Months Ended March 31,		Quarter over Quarter
	2017	2016	Change $	Change %
Home Orders (1)
Total
Dollars	$892,703	$804,600	$88,103	10.9%
Homes ordered	2,135	1,987	148	7.4%
Average sales price	$418.1	$404.9	$13.2	3.3%
West Region
Arizona
Dollars	$133,832	$90,180	$43,652	48.4%
Homes ordered	403	259	144	55.6%
Average sales price	$332.1	$348.2	$(16.1)	(4.6)%
California
Dollars	$193,758	$151,012	$42,746	28.3%
Homes ordered	328	270	58	21.5%
Average sales price	$590.7	$559.3	$31.4	5.6%
Colorado
Dollars	$82,095	$86,626	$(4,531)	(5.2)%
Homes ordered	143	169	(26)	(15.4)%
Average sales price	$574.1	$512.6	$61.5	12.0%
West Region Totals
Dollars	$409,685	$327,818	$81,867	25.0%
Homes ordered	874	698	176	25.2%
Average sales price	$468.7	$469.7	$(1.0)	(0.2)%
Central Region - Texas
Central Region Totals
Dollars	$251,773	$216,065	$35,708	16.5%
Homes ordered	693	591	102	17.3%
Average sales price	$363.3	$365.6	$(2.3)	(0.6)%
East Region
Florida
Dollars	$101,560	$92,594	$8,966	9.7%
Homes ordered	239	227	12	5.3%
Average sales price	$424.9	$407.9	$17.0	4.2%
Georgia
Dollars	$22,402	$35,195	$(12,793)	(36.3)%
Homes ordered	69	105	(36)	(34.3)%
Average sales price	$324.7	$335.2	$(10.5)	(3.1)%
North Carolina
Dollars	$66,332	$77,081	$(10,749)	(13.9)%
Homes ordered	150	189	(39)	(20.6)%
Average sales price	$442.2	$407.8	$34.4	8.4%
South Carolina
Dollars	$25,538	$34,221	$(8,683)	(25.4)%
Homes ordered	72	107	(35)	(32.7)%
Average sales price	$354.7	$319.8	$34.9	10.9%
Tennessee
Dollars	$15,413	$21,626	$(6,213)	(28.7)%
Homes ordered	38	70	(32)	(45.7)%
Average sales price	$405.6	$308.9	$96.7	31.3%
East Region Totals
Dollars	$231,245	$260,717	$(29,472)	(11.3)%
Homes ordered	568	698	(130)	(18.6)%
Average sales price	$407.1	$373.5	$33.6	9.0%

(1)
Home orders for any period represent the aggregate sales price of all homes ordered, net of cancellations. We do not include orders contingent upon the sale of a customer’s existing home as a sales contract until the contingency is removed.

	Three Months Ended March 31,
	2017		2016
	Ending	Average	Ending	Average
Active Communities
Total	256	249.5	243	247.0
West Region
Arizona	42	42.0	42	41.5
California	29	28.5	24	24.0
Colorado	10	10.0	14	15.0
West Region Totals	81	80.5	80	80.5
Central Region - Texas
Central Region Totals	85	82.5	70	71.0
East Region
Florida	32	29.5	26	27.0
Georgia	17	17.0	18	17.5
North Carolina	18	17.5	24	25.0
South Carolina	15	15.0	16	17.0
Tennessee	8	7.5	9	9.0
East Region Totals	90	86.5	93	95.5

	Three Months Ended March 31,
	2017	2016
Cancellation Rates (1)
Total	12%	11%
West Region
Arizona	13%	11%
California	11%	11%
Colorado	12%	9%
West Region Totals	12%	11%
Central Region - Texas
Central Region Totals	13%	13%
East Region
Florida	13%	11%
Georgia	17%	14%
North Carolina	7%	6%
South Carolina	8%	4%
Tennessee	17%	8%
East Region Totals	12%	9%

(1)	Cancellation rates are computed as the number of canceled units for the period divided by the gross sales units for the same period.

	At March 31,		Quarter over Quarter
	2017	2016	Change $	Change %
Order Backlog (1)
Total
Dollars	$1,367,844	$1,346,664	$21,180	1.6%
Homes in backlog	3,181	3,191	(10)	(0.3)%
Average sales price	$430.0	$422.0	$8.0	1.9%
West Region
Arizona
Dollars	$194,625	$133,087	$61,538	46.2%
Homes in backlog	551	359	192	53.5%
Average sales price	$353.2	$370.7	$(17.5)	(4.7)%
California
Dollars	$215,302	$214,438	$864	0.4%
Homes in backlog	349	352	(3)	(0.9)%
Average sales price	$616.9	$609.2	$7.7	1.3%
Colorado
Dollars	$168,819	$183,450	$(14,631)	(8.0)%
Homes in backlog	288	363	(75)	(20.7)%
Average sales price	$586.2	$505.4	$80.8	16.0%
West Region Totals
Dollars	$578,746	$530,975	$47,771	9.0%
Homes in backlog	1,188	1,074	114	10.6%
Average sales price	$487.2	$494.4	$(7.2)	(1.5)%
Central Region - Texas
Central Region Totals
Dollars	$431,798	$406,288	$25,510	6.3%
Homes in backlog	1,129	1,068	61	5.7%
Average sales price	$382.5	$380.4	$2.1	0.6%
East Region
Florida
Dollars	$152,440	$147,278	$5,162	3.5%
Homes in backlog	346	358	(12)	(3.4)%
Average sales price	$440.6	$411.4	$29.2	7.1%
Georgia
Dollars	$35,290	$46,607	$(11,317)	(24.3)%
Homes in backlog	105	135	(30)	(22.2)%
Average sales price	$336.1	$345.2	$(9.1)	(2.6)%
North Carolina
Dollars	$96,677	$138,182	$(41,505)	(30.0)%
Homes in backlog	212	331	(119)	(36.0)%
Average sales price	$456.0	$417.5	$38.5	9.2%
South Carolina
Dollars	$40,119	$43,161	$(3,042)	(7.0)%
Homes in backlog	115	128	(13)	(10.2)%
Average sales price	$348.9	$337.2	$11.7	3.5%
Tennessee
Dollars	$32,774	$34,173	$(1,399)	(4.1)%
Homes in backlog	86	97	(11)	(11.3)%
Average sales price	$381.1	$352.3	$28.8	8.2%
East Region Totals
Dollars	$357,300	$409,401	$(52,101)	(12.7)%
Homes in backlog	864	1,049	(185)	(17.6)%
Average sales price	$413.5	$390.3	$23.2	5.9%

(1)	Our backlog represents net sales that have not closed.

Operating Results

Companywide. Home closing revenue for the three months ended March 31, 2017 increased 10.9% to $660.6 million when compared to the same quarter of the prior year, driven by a 6.3% increase in volume for 93 additional home closings with higher average sales prices of $17,500, or 4.4%. Home orders also improved during the quarter, with order value growing by 10.9% to $892.7 million on 2,135 homes in 2017 as compared to $804.6 million on 1,987 homes in 2016. Improved home orders and higher average sales prices helped to partially offset the lower beginning backlog entering 2017 as compared to 2016. We achieved significant growth in our ending community count, opening 26 new communities during the first three months of 2017, ending the quarter with 256 actively selling communities. Approximately 40% of new community openings in the first three months of 2017 occurred during the last two weeks of March and, accordingly, did not provide a full quarter of order volume. Despite the late timing of community openings, our company-wide orders pace improved by 7.5% with 8.6 homes ordered per average community in 2017. We ended the quarter with 3,181 homes in backlog, down ten units from 2016, but with a slightly higher backlog value of $1.4 million, as a result of the higher average sales prices.

West. During the three months ended March 31, 2017, the West region led the company in home closing volume and revenue, as well as year-over-year growth. Home closing revenue rose 14.9% over the 2016 period, primarily from the 72 additional units closed, along with an $8,700 increase in average sales prices, resulting in 634 closings valued at $300.0 million for the three months ended March 31, 2017. Order units and value in the West Region improved by 25.2% and 25.0%, respectively, ending the quarter with 874 orders valued at $409.7 million. Community count in the West was flat, accordingly the additional 176 units ordered over the prior year is attributable to the improved orders pace in the Region of 10.9 for the quarter ended March 31, 2017 as compared to 8.7 in 2016, demonstrating the high demand in the Region.

Arizona provided the largest improvements in home closing revenue in the Region during the first quarter with $100.6 million on 296 units, 34.1% and 36.4% increases over 2016, respectively. Orders improved significantly as well with a pace of 9.6 in 2017, a 54.8% improvement over the prior year. The significant rise in orders pace and slight decline in average sales price are the direct result of the high demand communities at lower price points that are targeted to first-time buyers. The number of average actively-selling communities in Arizona was flat year over year, although the composition of communities is shifting more towards first-time buyers. The higher orders pace on a consistent community count combined for 55.6% higher order volume and 48.4% higher order value. California home closings were relatively flat year over year but home closing revenue grew by 9.4% from rising average sales prices. The state continues to be the highest producer in terms of home closing revenue and order value in the Region, ending the first quarter of 2017 with $132.1 million in home closing revenue and $193.8 million in order value. Average sales prices improved by $45,800 and $31,400 for closings and orders, respectively, as compared to the first quarter of 2016. Our orders pace in California is the second highest in the Company and was slightly improved year over year, with 11.5 homes ordered per average community in 2017 with approximately 19% more communities open for sale in the first three months of 2017 over 2016. Colorado closed ten fewer homes in the first three months of 2017 compared to 2016, largely due to the lower number of homes in backlog entering 2017. Orders volume in Colorado was down 26 units or 15.4%, which is entirely attributed to the lower number of actively-selling communities year over year. Orders pace in Colorado at 14.3 remains the highest in the Company, and we are actively working to open additional communities in Colorado, as the pace at which we are currently selling is translating to faster community sell out than originally anticipated. The tremendous demand in this market is also evidenced in the rising average sales prices, which we expect to temper as we introduce more communities targeted to first time move-up homebuyers.

Central. In the first quarter of 2017, the Central Region, made up of our Texas markets, closed 495 homes and generated $174.7 million in home closing revenue, improvements of 6.5% and 9.2%, respectively, leading to overall year over year home closing revenue growth of $14.7 million. Orders also improved in the first quarter, growing by 17.3% to a total of 693 units valued at $251.8 million as compared to 591 units valued at $216.1 million in the prior year. Average community count increased by 16.2% in the first quarter, although more than half of that growth came in the last two weeks of the quarter. The end result was an orders pace that remained relatively flat with prior year, with 8.4 orders per average number of communities in the first quarter of 2017 versus 8.3 in 2016. Although the Houston market continues to perform below recent years, demand there appears to be stabilizing and we have begun to reinvest in that market.

East. Our East region generated 452 closings and $185.9 million in revenue in the first quarter of 2017, a unit decline of 2.0%, offset entirely by an 8.6% improvement in average sales prices year over year. Order volume dropped by 130 units, or 18.6%, although higher average sales prices of 9.0% partially offset the unit decline. The Region ended with 568 orders valued at $231.2 million, resulting in a year-over-year decline in backlog of 185 units to end the first quarter with 864 units valued at $357.3 million. The lower order volume year over year is partially attributable to the 9.4% fewer number of average actively selling communities in 2017, combined with a 9.6% decline in orders pace. A contributor to the lower orders pace is late openings of new communities; of the 11 community openings during the first quarter of 2017, approximately half occurred in the last two weeks of the quarter. Our new community openings were intentionally timed to coincide with the roll-out of our new product offering throughout the majority of the East Region and we expect these new communities to provide more meaningful results moving forward; we also have a significant number of additional new communities anticipated to open in the next several months in the Region.

The Florida market, as the largest contributor to the Region's results, reported $65.6 million in home closing revenue on 146 closings. The 6.4% decrease in homes closed during the quarter was offset by an average sales price improvement of $43,200, resulting in a 3.6% increase in home closing revenue compared to prior year. The Florida market generated 239 orders for the three-month period ending March 31, 2017, a 5.3% increase from 2016, aided by a 4.2% increase in average sales price for a total order value of $101.6 million. The rise in average sales prices on both closings and orders during the quarter relates primarily to product mix, although we expect rising prices to temper, as several of our new communities scheduled to open in 2017 are at lower price points. The improved order volume was largely the result of the 9.3% higher average number of communities open for sale in 2017 versus 2016. Operations in North Carolina generated $56.9 million in home closing revenue, a 13.0% improvement from prior year on 131 closings. In addition, North Carolina contributed 150 home orders and $66.3 million in order value in the first quarter of 2017. Order volume and value decreased by 20.6% and 13.9%, respectively, over the prior year due to the 30% reduction in the average community count. Demand has remained strong and we experienced a 13% improvement in orders pace helping to offset some of the decline in actively selling communities. Communities with our new product offering are scheduled to come on line over the next several months to meet the demand in this market. Tennessee generated $16.9 million in home closing revenue in the first quarter of 2017 on 47 units, representing 4.6% and 14.5% declines over prior year. The 16.7% decrease in average actively-selling communities year over year contributed to the 45.7% lower number of units ordered and 28.7% decrease in order value. Community count growth is a strategic focus in Tennessee, and new community openings are expected over the next several months. Georgia generated 55 closings valued at $20.5 million during the first quarter of 2017, decreases of 15.4% and 7.0% from prior year, respectively. The average sales price on closings rose by $33,600, or 9.9%, due to a shift in product mix. Orders in Georgia in the first three months of 2017 were tepid, 34.3% lower than 2016, largely attributable to a 31.7% decline in the orders pace during the quarter. As a result, total order value declined by $12.8 million year over year. Community count growth in Georgia stalled in anticipation of our new product line- up and we accordingly have a high volume of community openings scheduled over the coming months. We expect these new communities with updated plan offerings will capture the strong market demand and provide improved orders pace in this growing market for us. The South Carolina market provided 73 closings and $26.1 million in home closing revenue during the first quarter of 2017, up 9.0% and 23.1% respectively from prior year. Orders were down in South Carolina year over year; an 11.8% lower average number of actively-selling communities contributed to the 35 fewer orders in 2017 as compared to 2016. Despite the rising average sales prices, total order value dropped by 25.4% to $25.5 million.
Land Closing Revenue and Gross Profit
From time to time, we may sell certain lots or land parcels to other homebuilders, developers or investors if we feel the sale will provide a greater economic benefit to us than continuing home construction or where we are looking to diversify our land positions in the specific geography. As a result of such sales, we recognized land closing revenue of $12.2 and $2.1 million for the three months ending March 31, 2017 and 2016, respectively. 2017 results were mainly from the sale of a single parcel of land in California that generated $2.5 million in gross profit in 2017 compared to only $0.4 million of gross profit for the three months ended March 31, 2016.

Other Operating Information (dollars in thousands)

	Three Months Ended March 31,
	2017		2016
	Dollars	Percent of Home Closing Revenue	Dollars	Percent of Home Closing Revenue
Home Closing Gross Profit (1)
Total	$107,268	16.2%	$103,347	17.4%

West	$48,505	16.2%	$43,314	16.6%

Central	$33,276	19.0%	$32,102	20.1%

East	$25,487	13.7%	$27,931	16.0%

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

Companywide. Home closing gross profit for the three months ended March 31, 2017 increased $3.9 million versus the respective period in 2016 as a result of higher home closing revenue from more units closed and higher average sales prices. The 120-basis-point decline in home closing gross margin for the three months ended March 31, 2017 is primarily from a combination of higher construction material and land costs than in the prior year period, partially offset by increasing average sales prices. In addition, as a result of the community count growth we experienced in the first quarter of 2017, we incurred construction overhead costs to bring communities to market that we expect to begin contributing home closing revenue in the latter half of 2017. Charges incurred on asset write offs in the first quarter of 2017, mostly from terminated land purchase contracts, impacted home closing gross margin by approximately 30 basis points. Similar charges in 2016 had a 30-basis-point impact on the prior year period home closing gross margin, as well.
West. Our West Region reported lower year-over-year home closing gross margin for the first quarter of 2017 of 16.2% compared to 16.6% in 2016. The year-over-year margin decline is largely the result of higher land prices in the Region, as we are focused on building communities in highly sought-after submarkets, which demand high land prices. We are making concerted efforts to maximize margins in the Region and have been successful with raising average sales prices in certain markets to offset land and labor cost increases.
Central. The Central Region produced the highest home closing gross margin in the company, although the first quarter margins declined year over year, with 19.0% in 2017 versus 20.1% in 2016. While we have experienced some pricing power with improved average sales prices, the increases are at a slower pace than that of rising construction material and land costs. In addition, some markets in the Region are shifting product mix to provide more homes designed to appeal to first time homebuyers where we previously had a higher percentage of move up communities which typically generate a higher margin. We expect that the recent improving demand trends in this Region will allow us further pricing power and as volumes continue to improve, further leverage of our overhead costs.
East. The East Region gross margins in the first quarter of 2017 of 13.7% declined from 16.0% for the 2016 period. As we are in a period of growth in several of the markets in this Region, we have an outlay of construction overhead costs to bring communities to the market with no associated revenues. This is creating a temporary drag on our gross margins as nearly every market is in the process of bringing multiple communities on line in a relatively short period of time. In addition, asset write offs primarily associated with terminated land purchase contracts impacted home closing gross margin in the East by approximately 70 basis points.
Financial Services Profit (in thousands)

	Three Months Ended March 31,
	2017	2016
Financial services profit	$4,290	$4,046

Financial services profit represents the net profit of our financial services operations, including the operating profit generated by our wholly-owned title company, Carefree Title, as well as our portion of earnings from a mortgage joint venture. The increase in financial services profit year over year is the result of the increases in home closings and revenue.
Selling, General and Administrative Expenses and Other Expenses ($ in thousands)

	Three Months Ended March 31,
	2017	2016
Commissions and Other Sales Costs
Dollars	$(48,320)	$(46,177)
Percent of home closing revenue	7.3%	7.8%
General and Administrative Expenses
Dollars	$(29,622)	$(29,618)
Percent of total closing revenue	4.4%	5.0%
Earnings/(Loss) from Other Unconsolidated Entities, Net
Dollars	$373	$(157)
Interest Expense
Dollars	$(825)	$(3,288)
Other Income, Net
Dollars	$1,110	$283
Provision for Income Taxes
Dollars	$(13,197)	$(7,916)
Commissions and Other Sales Costs. Commissions and other sales costs are comprised of internal and external commissions and related sales and marketing expenses such as advertising and sales office costs. As a result of the additional revenues on homes closed, these costs increased by $2.1 million for the three months ended March 31, 2017 versus 2016. As a percentage of home closing revenue, commissions and other sales costs declined by 50 basis points to 7.3% during the three months ended March 31, 2017 compared to 7.8% for the 2016 period as a result of improved overhead leverage and the revised commission structure we implemented in 2016.
General and Administrative Expenses. General and administrative expenses represent corporate and divisional overhead expenses such as salaries and bonuses, occupancy, insurance and travel expenses. For the three months ended March 31, 2017, general and administrative expenses were flat at $29.6 million for both 2017 and 2016. As a percentage of total closing revenue, these costs decreased by 60 basis points for the three month period ending March 31, 2017 to 4.4%. This improved leverage year to date is mainly attributable to the additional closing revenue in 2017 over 2016. We continually strive to optimize overhead leverage through cost control efforts at both corporate and divisional levels.
Earnings/(Loss) from Other Unconsolidated Entities, Net. Earnings/(loss) from other unconsolidated entities, net represents our portion of pre-tax earnings/(losses) from non-financial services joint ventures. Included in this amount is both the pass through of earnings/(losses) from the joint ventures' most recently available financial statements as well as any accrued expected earnings/(losses) for the periods presented that might not have been reflected in the joint ventures' financial statements provided to us. The three-month period ended March 31, 2017 reported earnings of $0.4 million, compared to losses for the prior year period of $0.2 million.
Interest Expense. Interest expense is comprised of interest incurred, but not capitalized, on our senior notes, convertible senior notes, other borrowings, and our Credit Facility. Interest expense decreased year over year for the three-month period, as we have more inventory under development that qualifies for interest capitalization. During the three months ended March 31, 2017 and 2016, our non-capitalizable interest expense was $0.8 million and $3.3 million, respectively.
Other Income, Net. Other income, net, primarily consists of (i) forfeited deposits from potential homebuyers who canceled their purchase contracts with us, (ii) sublease income, (iii) interest earned on our cash and cash equivalents, and (iv) payments and awards related to legal settlements. The $0.8 million increase over the prior year is mainly the result of interest income received from municipalities in 2017 as compared to nominal expenses incurred in 2016.
Income Taxes. Our effective tax rate was 35.9% and 27.4% for the three months ended March 31, 2017 and 2016, respectively. Our tax rate has been favorably impacted in both years by the homebuilding manufacturing deduction. Due to expiration of legislation related to federal energy tax credits for tax years after 2016, only the 2016 effective tax rate reflects the benefit of federal energy credits.

Liquidity and Capital Resources
Overview
Our principal uses of capital in the first three months of 2017 were acquisition and development of new and strategic lot positions, operating expenses, home construction and the payment of routine liabilities. We used funds generated by operations to meet our short-term working capital requirements. We remain focused on acquiring desirable land positions, generating increasing margins in our homebuilding operations and maintaining a strong balance sheet to support future needs and growth, while leveraging land options where possible.

Operating Cash Flow Activities

During the three months ended March 31, 2017 and March 31, 2016, net cash used in operations totaled $84.8 million and $81.8 million, respectively. Operating cash flows in both 2017 and 2016 benefited from cash generated by net earnings of $23.6 million and $21.0 million, respectively, offset mainly by increases in real estate of $89.2 million and $116.0 million, respectively, reflecting increased land and land development spending. 2017 results were also impacted by an increase in other receivables, prepaids and other assets of $20.2 million, primarily from increases in accounts receivable due from municipalities for land development costs incurred.

Investing Cash Flow Activities

During the three months ended March 31, 2017, net cash used in investing activities totaled $3.2 million as compared to $4.0 million for the same period in 2016. Cash used in investing activities in 2017 and 2016 is mainly attributable to the purchases of property and equipment of $3.2 and $3.9 million for 2017 and 2016, respectively.

Financing Cash Flow Activities

During the three months ended March 31, 2017, net cash provided by financing activities totaled $42.0 million as compared to net cash used in financing activities of $4.2 million for the same period in 2016. The net cash provided by financing activities in 2017 is primarily the result of $45.0 million in proceeds received from our Credit Facility offset partially by repayments of loans payable and other borrowings of $3.0 million. Our 2016 results were mainly attributable to $3.9 million in payments of notes payable and other borrowings.

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

During the three months ended March 31, 2017, we closed 1,581 homes, purchased about 2,300 lots for $134.0 million, spent $73.0 million on land development, paid $17.2 million in lot purchase and option deposits, and started construction on approximately 1,900 homes. The opportunity to purchase substantially finished lots in desired locations continues to be more limited and competitive as compared to prior years. As a result, we are purchasing more undeveloped land and partially-finished lots than in recent years and subsequently incurring development dollars in order to bring them to a finished status ready for home construction. We exercise strict controls and believe we have a prudent strategy for Company-wide cash management, including those related to cash outlays for land and inventory acquisition and development. We ended the first quarter of 2017 with $85.7 million of cash and cash equivalents, a $46.0 million decrease from December 31, 2016. We expect to generate cash from the sale of our inventory, but we intend to redeploy that cash to acquire and develop strategic and well-positioned lots to grow our business.

We believe that we currently have strong liquidity. Nevertheless, we may seek additional capital to strengthen our liquidity position, enable us to opportunistically acquire additional land inventory in anticipation of improving market conditions, and/or strengthen our long-term capital structure. Such additional capital may be in the form of equity or debt financing and may be from a variety of sources. There can be no assurances that we would be able to obtain such additional capital on terms acceptable to us, if at all, and such additional equity or debt financing could dilute the interests of our existing stockholders or increase our interest costs. Our Convertible Notes may be redeemed by the note-holders on the fifth, tenth, and fifteenth anniversary dates of the Convertible Notes. The fifth anniversary is September 15, 2017. Reference is made to Notes 5 and 6 in the accompanying unaudited consolidated financial statements.

We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. Debt-to-capital and net debt-to-capital are calculated as follows (dollars in thousands):

	As of
	March 31, 2017	December 31, 2016
Notes payable and other borrowings	$1,171,426	$1,127,314
Stockholders’ equity	1,448,365	1,421,495
Total capital	$2,619,791	$2,548,809
Debt-to-capital (1)	44.7%	44.2%
Notes payable and other borrowings	$1,171,426	$1,127,314
Less: cash and cash equivalents	(85,689)	(131,702)
Net debt	1,085,737	995,612
Stockholders’ equity	1,448,365	1,421,495
Total net capital	$2,534,102	$2,417,107
Net debt-to-capital (2)	42.8%	41.2%

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

Credit Facility Covenants
Borrowings under the Credit Facility are unsecured but availability is subject to, among other things, a borrowing base. The Credit Facility also contains certain financial covenants, including (a) a minimum tangible net worth requirement of $670.3 million (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings), and (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 60%. In addition, we are required to maintain either (i) an interest coverage ratio (EBITDA to interest expense, as defined therein) of at least 1.50 to 1.00 or (ii) liquidity (as defined therein) of an amount not less than our consolidated interest incurred during the trailing 12 months. We were in compliance with all Credit Facility covenants as of March 31, 2017. Our actual financial covenant calculations as of March 31, 2017 are reflected in the table below.

Financial Covenant (dollars in thousands):	Covenant Requirement	Actual
Minimum Tangible Net Worth	> $881,430	$1,410,582
Leverage Ratio	< 60%	42%
Interest Coverage Ratio (1)	> 1.50	4.55
Minimum Liquidity (1)	> $70,684	$518,444
Investments other than defined permitted investments	< $423,175	$16,928

(1)	We are required to meet either the Interest Coverage Ratio or Minimum Liquidity, but not both.
Off-Balance Sheet Arrangements
Reference is made to Notes 1, 3, 4, and 15 in the accompanying Notes to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q, which are incorporated by reference herein. These Notes discuss our off-balance sheet arrangements with respect to land acquisition contracts and option agreements, and land development joint ventures, including the nature and amounts of financial obligations relating to these items. In addition, these Notes discuss the nature and amounts of certain types of commitments that arise in connection with the ordinary course of our land development and homebuilding operations, including commitments of land development joint ventures for which we might be obligated.
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
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may eventually prove to materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities:
We did not acquire any of our own equity securities during the three months ended March 31, 2017.
We have never declared cash dividends, nor do we intend to declare cash dividends in the foreseeable future. We plan to retain our cash to finance the continuing development of the business. Future cash dividends, if any, will depend upon financial condition, results of operations, capital requirements, statutory requirements, compliance with certain restrictive debt covenants, as well as other factors considered relevant by our Board of Directors.

Item 6.	Exhibits

Exhibit Number	Description	Page or Method of Filing
3.1	Restated Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3 of Form 8-K dated June 20, 2002.

3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated September 15, 2004.

3.1.2	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Proxy Statement for the Registrant's 2006 Annual Meeting of Stockholders.

3.1.3	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix B of Proxy Statement for the Registrant's 2008 Annual Meeting of Stockholders.

3.1.4	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Definitive Proxy Statement filed with the Securities and Exchange Commission on January 9, 2009.

3.2	Amended and Restated Bylaws of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated February 15, 2017

10.1	Steven J. Hilton Fifth Amended and Restated Employment Agreement	Incorporated by reference to Exhibit 10.1 of Form 8-K dated February 14, 2017

10.2	C. Timothy White Third Amended and Restated Employment Agreement	Incorporated by reference to Exhibit 10.2 of Form 8-K dated February 14, 2017

10.3	Phillippe Lord Employment Agreement	Incorporated by reference to Exhibit 10.3 of Form 8-K dated February 14, 2017

10.4	Hilla Sferruzza Employment Agreement	Incorporated by reference to Exhibit 10.4 of Form 8-K dated February 14, 2017

10.5	Javier Feliciano Employment Agreement	Incorporated by reference to Exhibit 10.5 of Form 8-K dated February 14, 2017

10.6	Executive Severance Plan	Incorporated by reference to Exhibit 10.6 of Form 8-K dated February 14, 2017

31.1	Rule 13a-14(a)/15d-14(a) Certification of Steven J. Hilton, Chief Executive Officer	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Hilla Sferruzza, Chief Financial Officer	Filed herewith.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith.

101.0
The following financial statements from the Meritage Homes Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, were formatted in XBRL (Extensible Business Reporting Language); (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Income Statements, (iii) Unaudited Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERITAGE HOMES CORPORATION, a Maryland Corporation

By:	/s/ HILLA SFERRUZZA
Hilla Sferruzza Chief Financial Officer and Chief Accounting Officer (Duly Authorized Officer and Principal Financial Officer)

Date:	May 1, 2017

INDEX OF EXHIBITS

3.1	Restated Articles of Incorporation of Meritage Homes Corporation

3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.2	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.3	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.4	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.2	Amended and Restated Bylaws of Meritage Homes Corporation

10.1	Steven J. Hilton Fifth Amended and Restated Employment Agreement

10.2	C. Timothy White Third Amended and Restated Employment Agreement

10.3	Phillippe Lord Employment Agreement

10.4	Hilla Sferruzza Employment Agreement

10.5	Javier Feliciano Employment Agreement

10.6	Executive Severance Plan

31.1	Rule 13a-14(a)/15d-14(a) Certification of Steven J. Hilton, Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Hilla Sferruzza, Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.0
The following financial statements from the Meritage Homes Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, were formatted in XBRL (Extensible Business Reporting Language); (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Income Statements, (iii) Unaudited Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Consolidated Financial Statements.