Form 10-Q
period 2017-06-30
Meritage Homes CORP
filed 2017-08-03
CIK 833079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
 Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by a checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Common shares outstanding as of August 1, 2017: 40,320,282

MERITAGE HOMES CORPORATION
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2017

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30, 2017	December 31, 2016
Assets
Cash and cash equivalents	$216,739	$131,702
Other receivables	73,109	70,355
Real estate	2,638,407	2,422,063
Real estate not owned	9,987	—
Deposits on real estate under option or contract	74,750	85,556
Investments in unconsolidated entities	16,678	17,097
Property and equipment, net	32,620	33,202
Deferred tax asset	55,290	53,320
Prepaids, other assets and goodwill	83,112	75,396
Total assets	$3,200,692	$2,888,691
Liabilities
Accounts payable	$139,957	$140,682
Accrued liabilities	166,080	170,852
Home sale deposits	36,197	28,348
Liabilities related to real estate not owned	8,489	—
Loans payable and other borrowings	17,256	32,195
Senior and convertible senior notes, net	1,340,274	1,095,119
Total liabilities	1,708,253	1,467,196
Stockholders’ Equity
Preferred stock, par value $0.01. Authorized 10,000,000 shares; none issued and outstanding at June 30, 2017 and December 31, 2016	—	—
Common stock, par value $0.01. Authorized 125,000,000 shares; issued 40,320,282 and 40,030,518 shares at June 30, 2017 and December 31, 2016, respectively	403	400
Additional paid-in capital	578,295	572,506
Retained earnings	913,741	848,589
Total stockholders’ equity	1,492,439	1,421,495
Total liabilities and stockholders’ equity	$3,200,692	$2,888,691
See accompanying notes to unaudited consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Homebuilding:
Home closing revenue	$797,780	$795,845	$1,458,397	$1,391,462
Land closing revenue	4,198	2,051	16,353	4,200
Total closing revenue	801,978	797,896	1,474,750	1,395,662
Cost of home closings	(656,870)	(658,099)	(1,210,219)	(1,150,369)
Cost of land closings	(4,198)	(1,693)	(13,858)	(3,393)
Total cost of closings	(661,068)	(659,792)	(1,224,077)	(1,153,762)
Home closing gross profit	140,910	137,746	248,178	241,093
Land closing gross profit	—	358	2,495	807
Total closing gross profit	140,910	138,104	250,673	241,900
Financial Services:
Revenue	3,649	3,476	6,593	5,976
Expense	(1,551)	(1,508)	(2,930)	(2,754)
Earnings from financial services unconsolidated entities and other, net	3,459	3,795	6,184	6,587
Financial services profit	5,557	5,763	9,847	9,809
Commissions and other sales costs	(54,701)	(56,379)	(103,021)	(102,556)
General and administrative expenses	(29,591)	(28,898)	(59,213)	(58,516)
Earnings from other unconsolidated entities, net	570	573	943	416
Interest expense	(1,620)	(1,672)	(2,445)	(4,960)
Other income, net	2,080	1,545	3,190	1,828
Earnings before income taxes	63,205	59,036	99,974	87,921
Provision for income taxes	(21,625)	(19,158)	(34,822)	(27,074)
Net earnings	$41,580	$39,878	$65,152	$60,847
Earnings per common share:
Basic	$1.03	$1.00	$1.62	$1.52
Diluted	$0.98	$0.95	$1.54	$1.45
Weighted average number of shares:
Basic	40,317	40,012	40,248	39,926
Diluted	42,781	42,533	42,836	42,477
See accompanying notes to unaudited consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net earnings	$65,152	$60,847
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	7,872	7,600
Stock-based compensation	5,785	7,313
Excess income tax provision from stock-based awards	—	526
Equity in earnings from unconsolidated entities	(7,127)	(7,003)
Distributions of earnings from unconsolidated entities	6,712	7,343
Other	10	3,262
Changes in assets and liabilities:
Increase in real estate	(211,384)	(193,981)
Decrease/(increase) in deposits on real estate under option or contract	9,308	(3,551)
Increase in other receivables, prepaids and other assets	(9,428)	(9,368)
(Decrease)/increase in accounts payable and accrued liabilities	(5,497)	12,944
Increase in home sale deposits	7,849	3,449
Net cash used in operating activities	(130,748)	(110,619)
Cash flows from investing activities:
Investments in unconsolidated entities	(408)	(159)
Distributions of capital from unconsolidated entities	1,250	—
Purchases of property and equipment	(8,322)	(7,570)
Proceeds from sales of property and equipment	86	87
Maturities/sales of investments and securities	1,258	645
Payments to purchase investments and securities	(1,258)	(645)
Net cash used in investing activities	(7,394)	(7,642)
Cash flows from financing activities:
Repayment of Credit Facility, net	(15,000)	—
Repayment of loans payable and other borrowings	(5,725)	(15,482)
Repurchase of convertible senior notes	(52,098)	—
Proceeds from issuance of senior notes	300,000	—
Payment of debt issuance costs	(3,998)	—
Excess income tax provision from stock-based awards	—	(526)
Proceeds from stock option exercises	—	232
Net cash provided by/(used in) financing activities	223,179	(15,776)
Net increase/(decrease) in cash and cash equivalents	85,037	(134,037)
Cash and cash equivalents, beginning of period	131,702	262,208
Cash and cash equivalents, end of period	$216,739	$128,171
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
Our homebuilding and marketing activities are conducted under the name of Meritage Homes in each of our homebuilding markets. We also offer luxury homes under the brand name of Monterey Homes in some markets. At June 30, 2017, we were actively selling homes in 257 communities, with base prices ranging from approximately $170,000 to $1,380,000.
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
Cash and Cash Equivalents. Liquid investments with an initial maturity of three months or less are classified as cash equivalents. Amounts in transit from title companies or closing agents for home closings of approximately $35.2 million and $75.3 million are included in cash and cash equivalents at June 30, 2017 and December 31, 2016, respectively.

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

Deposits. Deposits paid related to land options and purchase contracts are recorded and classified as Deposits on real estate under option or contract until the related land is purchased. Deposits are reclassified as a component of real estate inventory at the time the deposit is applied to the acquisition price of the lots based on the terms of the underlying agreements. To the extent they are non-refundable, deposits are charged to expense if the land acquisition is terminated or no longer considered probable. Since our acquisition contracts typically do not require specific performance, we do not consider such contracts to be contractual obligations to purchase the land and our total exposure under such contracts is limited to the loss of the non-refundable deposits and any ancillary capitalized costs. Our deposits on real estate under option or contract were $74.8 million and $85.6 million as of June 30, 2017 and December 31, 2016, respectively.

Goodwill. In accordance with ASC 350, Intangibles, Goodwill and Other ("ASC 350"), we analyze goodwill on an annual basis (or whenever indication of impairment exists) through a qualitative assessment to determine whether it is necessary to perform a two-step goodwill impairment test. ASC 350 states that an entity may first assess qualitative factors to determine whether it is necessary to perform a goodwill impairment test. Such qualitative factors include: (1) macroeconomic conditions, such as a deterioration in general economic conditions, (2) industry and market considerations such as deterioration in the environment in which the entity operates, (3) cost factors such as increases in raw materials and labor costs, and (4) overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings. If the qualitative analysis determines that additional impairment testing is required, the two-step impairment testing in accordance with ASC 350 would be initiated. We continually evaluate our qualitative inputs to assess whether events and circumstances have occurred that indicate the goodwill balance may not be recoverable.

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

The table below outlines our surety bond and letter of credit obligations (in thousands):

	As of
	June 30, 2017		December 31, 2016
	Outstanding	Estimated work remaining to complete	Outstanding	Estimated work remaining to complete
Sureties:
Sureties related to owned projects and lots under contract	$262,702	$107,198	$239,246	$85,706
Total Sureties	$262,702	$107,198	$239,246	$85,706
Letters of Credit (“LOCs”):
LOCs in lieu of deposits for contracted lots	$3,631	N/A	$250	N/A
LOCs for land development	51,261	N/A	39,839	N/A
LOCs for general corporate operations	3,750	N/A	3,750	N/A
Total LOCs	$58,642	N/A	$43,839	N/A

Accrued Liabilities. Accrued liabilities at June 30, 2017 and December 31, 2016 consisted of the following (in thousands):

	As of
	June 30, 2017	December 31, 2016
Accruals related to real estate development and construction activities	$57,691	$53,778
Payroll and other benefits	38,608	52,941
Accrued taxes	13,525	9,637
Warranty reserves	23,620	22,660
Legal reserves (1)	615	673
Other accruals	32,021	31,163
Total	$166,080	$170,852

(1)	See Note 15 for additional information related to our legal reserves.

Warranty Reserves. We provide home purchasers with limited warranties against certain building defects and we have certain obligations related to those post-construction warranties for closed homes. The specific terms and conditions of these limited warranties vary by state, but overall the nature of the warranties include a complete workmanship and materials warranty typically during the first one to two years after the close of the home and a structural warranty that typically extends up to 10 years subsequent to the close of the home. With the assistance of an actuary, we have estimated these reserves for the structural warranty based on the number of homes still under warranty and historical data and trends for our communities. We also use industry data with respect to similar product types and geographic areas in markets where our experience is incomplete to draw a meaningful conclusion. We regularly review our warranty reserves and adjust them, as necessary, to reflect changes in trends as information becomes available. In the three and six months ended June 30, 2016 we decreased our warranty reserve balance by $275,000, which decreased our cost of sales. We had no such adjustments for the three and six months ended June 30, 2017. A summary of changes in our warranty reserves follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Balance, beginning of period	$22,477	$22,308	$22,660	$21,615
Additions to reserve from new home deliveries	4,310	4,423	8,125	7,958
Warranty claims	(3,167)	(3,757)	(7,165)	(6,599)
Adjustments to pre-existing reserves	—	(275)	—	(275)
Balance, end of period	$23,620	$22,699	$23,620	$22,699
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

Recent Accounting Pronouncements.
In August 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (Topic 230) ("ASU 2016-15"). ASU 2016-15 adds and clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows, reducing the existing diversity in practice that has resulted from the lack of consistent principles on this topic. ASU 2016-15 is effective for us beginning January 1, 2018. Early adoption is permitted. We are currently evaluating the impact adopting this guidance will have on classifications in our statement of cash flows.
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. In addition, ASU 2016-09 permits entities to make an election to either estimate forfeitures or recognize them as they occur. ASU 2016-09 was effective for us beginning January 1, 2017, and is reflected prospectively in the provision for income taxes in the accompanying unaudited consolidated income statement. The impact of the adoption was not material to our consolidated financial statements, including our prior year statement of cash flow, which was not revised. We continue to estimate forfeitures in calculating stock-based compensation expense and have not elected to recognize forfeitures as they occur.
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

NOTE 2 — REAL ESTATE AND CAPITALIZED INTEREST
Real estate consists of the following (in thousands):

	As of
	June 30, 2017	December 31, 2016
Homes under contract under construction (1)	$662,829	$508,927
Unsold homes, completed and under construction (1)	423,887	431,725
Model homes (1)	146,602	147,406
Finished home sites and home sites under development (2)	1,405,089	1,334,005
Total	$2,638,407	$2,422,063

(1)	Includes the allocated land and land development costs associated with each lot for these homes.

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

Subject to sufficient qualifying assets, we capitalize our development period interest costs incurred in connection with our real estate development and construction activities. Capitalized interest is allocated to active real estate when incurred and charged to cost of closings when the related property is delivered. A summary of our capitalized interest is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Capitalized interest, beginning of period	$70,885	$64,126	$68,196	$61,202
Interest incurred	19,280	17,713	37,175	35,272
Interest expensed	(1,620)	(1,672)	(2,445)	(4,960)
Interest amortized to cost of home and land closings	(16,218)	(15,485)	(30,599)	(26,832)
Capitalized interest, end of period	$72,327	$64,682	$72,327	$64,682

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
The table below presents a summary of our lots under option at June 30, 2017 (dollars in thousands):

	Projected Number of Lots	Purchase Price	Option/ Earnest Money Deposits–Cash
Purchase and option contracts recorded on balance sheet as Real estate not owned	65	$9,987	$1,498
Option contracts — non-refundable deposits, committed (1)	4,202	324,101	43,139
Purchase contracts — non-refundable deposits, committed (1)	6,974	354,503	25,645
Purchase and option contracts —refundable deposits, committed	1,935	68,966	1,366
Total committed	13,176	757,557	71,648
Purchase and option contracts — refundable deposits, uncommitted (2)	9,323	264,717	4,600
Total lots under contract or option	22,499	$1,022,274	$76,248
Total purchase and option contracts not recorded on balance sheet (3)	22,434	$1,012,287	$74,750	(4)

(1)	Deposits are non-refundable except if certain contractual conditions are not performed by the selling party.

(2)	Deposits are refundable at our sole discretion. We have not completed our acquisition evaluation process and we have not internally committed to purchase these lots.

(3)	Except for our specific performance contracts recorded on our balance sheet as Real estate not owned, none of our option agreements require us to purchase lots.

(4)	Amount is reflected on our consolidated balance sheet in Deposits on real estate under option or contract as of June 30, 2017.
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
NOTE 4 - INVESTMENTS IN UNCONSOLIDATED ENTITIES
We may enter into land development joint ventures as a means of accessing larger parcels of land, expanding our market opportunities, managing our risk profile and leveraging our capital base. While purchasing land through a joint venture can be beneficial, currently we do not view joint ventures as critical to the success of our homebuilding operations. In 2016, we entered into our first new joint venture since 2008. Based on the structure of each joint venture, it may or may not be consolidated into our results. Our joint venture partners are generally other homebuilders, land sellers or other real estate investors. We generally do not have a controlling interest in these ventures, which means our joint venture partners could cause the venture to take actions we disagree with, or fail to take actions we believe should be undertaken, including the sale of the underlying property to repay debt or recoup all or part of the partners' investments. As of June 30, 2017, we had three active equity-method land ventures.
As of June 30, 2017, we also participated in one mortgage joint venture, which is engaged in mortgage activities and provides services to both our homebuyers as well as other buyers. Our investment in this mortgage joint venture as of June 30, 2017 and December 31, 2016 was $1.8 million and $2.3 million, respectively.

Summarized condensed combined financial information related to unconsolidated joint ventures that are accounted for using the equity method was as follows (in thousands):

	As of
	June 30, 2017	December 31, 2016
Assets:
Cash	$7,807	$7,446
Real estate	53,172	54,319
Other assets	4,572	6,461
Total assets	$65,551	$68,226
Liabilities and equity:
Accounts payable and other liabilities	$5,679	$7,339
Notes and mortgages payable	23,887	23,000
Equity of:
Meritage (1)	14,430	14,245
Other	21,555	23,642
Total liabilities and equity	$65,551	$68,226

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$13,430	$10,430	$21,029	$21,501
Costs and expenses	(6,106)	(4,670)	(10,586)	(9,646)
Net earnings of unconsolidated entities	$7,324	$5,760	$10,443	$11,855
Meritage’s share of pre-tax earnings (1) (2)	$4,068	$4,402	$7,250	$7,038

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

Our total investment in all of these joint ventures is $16.7 million and $17.1 million as of June 30, 2017 and December 31, 2016, respectively. We believe these ventures are in compliance with their respective debt agreements, if applicable, and such debt is non-recourse to us.

NOTE 5 — LOANS PAYABLE AND OTHER BORROWINGS
Loans payable and other borrowings consist of the following (in thousands):

	As of
	June 30, 2017	December 31, 2016
Other borrowings, real estate notes payable (1)	$17,256	$17,195
$625 million unsecured revolving credit facility with interest approximating LIBOR (approximately 1.22% at June 30, 2017) plus 1.75% or Prime (4.25% at June 30, 2017) plus 0.75%	—	15,000
Total	$17,256	$32,195

(1)	Reflects balance of non-recourse notes payable in connection with land purchases, with interest rates ranging from 0% to 8%.
The Company has a $625.0 million unsecured revolving credit facility ("Credit Facility"), with an accordion feature that permits the size of the facility to increase to a maximum of $725.0 million. In May 2017, the maturity date of the credit facility was extended whereby $60.0 million matures in July 2019 with the remainder maturing in July 2021. Borrowings under the Credit Facility are unsecured but availability is subject to, among other things, a borrowing base. The Credit Facility also contains certain financial covenants, including (a) a minimum tangible net worth requirement of $987.4 million (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings), and (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 60%. In addition, we are required to maintain either (i) an interest coverage ratio (EBITDA to interest expense, as defined therein) of at least 1.50 to 1.00 or (ii) liquidity (as defined therein) of an amount not less than our consolidated interest incurred during the trailing 12 months.
We had no outstanding borrowings under the Credit Facility as of June 30, 2017 and $15.0 million in borrowings at December 31, 2016. During the three months ended June 30, 2017 we had $85.0 million of gross borrowings and $145.0 million of repayments. During the six months ended June 30, 2017 we had $245.0 million of gross borrowings and $260.0 million of repayments. During both the three and six months ended June 30, 2016 we had $56.0 million of gross borrowings and repayments. As of June 30, 2017 we had outstanding letters of credit issued under the Credit Facility totaling $58.6 million, leaving $566.4 million available under the Credit Facility to be drawn.
NOTE 6 — SENIOR AND CONVERTIBLE SENIOR NOTES, NET
Senior and convertible senior notes, net consist of the following (in thousands):

	As of
	June 30, 2017	December 31, 2016
4.50% senior notes due 2018	$175,000	$175,000
7.15% senior notes due 2020. At June 30, 2017 and December 31, 2016 there was approximately $1,564 and $1,849 in net unamortized premium, respectively	301,564	301,849
7.00% senior notes due 2022	300,000	300,000
6.00% senior notes due 2025	200,000	200,000
5.125% senior notes due 2027	300,000	—
1.875% convertible senior notes due 2032	74,593	126,500
Net debt issuance costs	(10,883)	(8,230)
Total	$1,340,274	$1,095,119
On June 6, 2017, we completed an offering of $300.0 million aggregate principal amount of Senior Notes due 2027 (the "2027 Notes"). The 2027 Notes bear interest at 5.125% per annum, payable on June 6 and December 6 of each year, commencing on December 6, 2017.
The indentures for all of our senior notes contain covenants including, among others, limitations on the amount of secured debt we may incur, and limitations on sale and leaseback transactions and mergers. We believe we are in compliance with all such covenants as of June 30, 2017. Our convertible senior notes ("Convertible Notes") do not have any financial covenants.

The Convertible Notes are convertible into shares of our common stock at an initial conversion rate of 17.1985 shares of our common stock per $1,000 principal amount of convertible senior notes. This corresponds to an initial conversion price of $58.14 per share and represented a 47.5% conversion premium based on the closing price of our common stock on the issue date of the convertible senior notes. In June 2017, we repurchased in privately negotiated transactions $51.9 million of the Convertible Notes aggregate principal amount, incurring a loss on extinguishment of debt of $0.3 million included in Other income, net, in the accompanying consolidated income statements for the three and six months ended June 30, 2017. The Convertible Notes may be redeemed by the note-holders on the fifth, tenth and fifteenth anniversary dates of the Convertible Notes. On such dates, the note-holders may require us to repurchase all or any portion of their outstanding notes. The fifth anniversary of the Convertible Notes is September 15, 2017. On or after September 20, 2017, we may redeem for cash all or part of the Convertible Notes at a redemption price equal to 100% of the principal amount of the notes being redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. The Company intends to issue a notice of redemption to the holders of its Convertible Notes to redeem all outstanding Convertible Notes ($74.6 million as of June 30, 2017) on September 20, 2017.
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

Financial Instruments: The fair value of our fixed-rate debt is derived from quoted market prices by independent dealers (level 2 inputs as per the discussion above) and is as follows (in thousands):

	As of
	June 30, 2017		December 31, 2016
	Aggregate Principal	Estimated Fair Value	Aggregate Principal	Estimated Fair Value
4.50% senior notes	$175,000	$176,313	$175,000	$177,625
7.15% senior notes	$300,000	$331,500	$300,000	$325,500
7.00% senior notes	$300,000	$341,250	$300,000	$324,750
6.00% senior notes	$200,000	$214,000	$200,000	$202,500
5.125% senior notes	$300,000	$300,390	$—	$—
1.875% convertible senior notes	$74,593	$74,593	$126,500	$126,105
Due to the short-term nature of other financial assets and liabilities, including our Loans payable and other borrowings, we consider the carrying amounts of our other short-term financial instruments to approximate fair value.
NOTE 8 — EARNINGS PER SHARE
Basic and diluted earnings per common share were calculated as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Basic weighted average number of shares outstanding	40,317	40,012	40,248	39,926
Effect of dilutive securities:
Convertible senior notes (1)	1,991	2,176	2,083	2,176
Unvested restricted stock	473	345	505	375
Diluted average shares outstanding	42,781	42,533	42,836	42,477
Net earnings as reported	$41,580	$39,878	$65,152	$60,847
Interest attributable to convertible senior notes, net of income taxes	354	400	739	801
Net earnings for diluted earnings per share	$41,934	$40,278	$65,891	$61,648
Basic earnings per share	$1.03	$1.00	$1.62	$1.52
Diluted earnings per share (1)	$0.98	$0.95	$1.54	$1.45
Antidilutive stock not included in the calculation of diluted earnings per share	59	289	2	19

(1)
In accordance with ASC 260-10, Earnings Per Share, ("ASC 260-10") we calculate the dilutive effect of convertible securities using the "if-converted" method based on the number of days the convertible senior notes were outstanding during the period.

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
A summary of the carrying amount of goodwill follows (in thousands):

	West	Central	East	Financial Services	Corporate	Total
Balance at December 31, 2016	$—	$—	$32,962	$—	$—	$32,962
Additions	—	—	—	—	—	—
Impairments	—	—	—	—	—	—
Balance at June 30, 2017	$—	$—	$32,962	$—	$—	$32,962
NOTE 10 — STOCKHOLDERS’ EQUITY

A summary of changes in stockholders’ equity is presented below (in thousands):

	Six Months Ended June 30, 2017
	(In thousands)
	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2016	40,031	$400	$572,506	$848,589	$1,421,495
Net earnings	—	—	—	65,152	65,152
Exercise/vesting of stock-based awards	289	3	(3)	—	—
Stock-based compensation expense	—	—	5,792	—	5,792
Balance at June 30, 2017	40,320	$403	$578,295	$913,741	$1,492,439

	Six Months Ended June 30, 2016
	(In thousands)
	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2015	39,669	$397	$559,492	$699,048	$1,258,937
Net earnings	—	—	—	60,847	60,847
Exercise/vesting of stock-based awards	349	3	229	—	232
Excess income tax benefit from stock-based awards	—	—	(526)	—	(526)
Stock-based compensation expense	—	—	7,313	—	7,313
Balance at June 30, 2016	40,018	$400	$566,508	$759,895	$1,326,803

NOTE 11 — STOCK BASED AND DEFERRED COMPENSATION
We have a stock-based compensation plan, the Amended and Restated 2006 Stock Incentive Plan (the “Plan”), that was adopted in 2006 and has been amended or restated from time to time. The Plan was approved by our stockholders and is administered by our Board of Directors. The provisions of the Plan allow for the grant of stock appreciation rights, restricted stock awards, restricted stock units, performance share awards and performance-based awards in addition to non-qualified and incentive stock options. The Plan authorizes awards to officers, key employees, non-employee directors and consultants for up to 5,350,000 shares of common stock, of which 1,102,665 shares remain available for grant at June 30, 2017. The available shares include shares from expired, terminated or forfeited awards under prior plans that have since expired and are thus available for grant under the Plan. We believe that such awards provide a means of performance-based compensation to attract and retain qualified employees and better align the interests of our employees with those of our stockholders. Non-vested stock awards are usually granted with a five-year ratable vesting period for employees and with a three-year cliff vesting for both non-vested stock and performance-based awards granted to certain senior executive officers and non-employee directors.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock-based compensation expense	$2,490	$2,555	$5,785	$7,313
Non-vested shares granted	—	—	416,500	493,865
Performance-based non-vested shares granted	—	—	154,120	66,698
Stock options exercised (1)	—	3,200	—	14,400
Restricted stock awards vested (includes performance-based awards)	6,190	29,465	289,764	334,550

(1)	As of December 31, 2016, we have no remaining unexercised stock options.
The following table includes additional information regarding our Plan (dollars in thousands):

	As of
	June 30, 2017	December 31, 2016
Unrecognized stock-based compensation cost	$24,115	$18,528
Weighted average years expense recognition period	4.15	2.56
Total stock-based awards outstanding (1)	1,328,601	1,147,271

(1)	Includes unvested restricted stock and performance-based awards (at target level) and restricted stock units.

We also offer a non-qualified deferred compensation plan ("deferred compensation plan") to highly compensated employees in order to allow them additional pre-tax income deferrals above and beyond the limits that qualified plans, such as 401k plans, impose on highly compensated employees. We do not currently offer a contribution match on the deferred compensation plan. All contributions to the plan to date have been funded by the employees and, therefore, we have no associated expense related to the deferred compensation plan for the three and six months ended June 30, 2017 or 2016, other than minor administrative costs.

NOTE 12 — INCOME TAXES
Components of the income tax provision are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Federal	$19,215	$16,568	$30,788	$23,109
State	2,410	2,590	4,034	3,965
Total	$21,625	$19,158	$34,822	$27,074

The effective tax rate for the three and six months ended June 30, 2017 was 34.2% and 34.8%, respectively, and for the three and six months ended June 30, 2016 was 32.5% and 30.8%, respectively. Our tax rate has been favorably impacted in both years by the homebuilding manufacturing deduction. The lower 2016 effective tax rate reflects the benefit of federal energy credits for homes sold in both 2016 and in prior periods as a result of the Protecting Americans from Tax Hikes (PATH) Act of 2015. The PATH Act was the enabling legislation for claiming federal energy tax credits on homes qualifying in 2015 and 2016. This legislation has expired and has not yet been renewed for 2017. Accordingly, our effective tax rate for 2017 does not reflect a tax benefit from federal energy credits for homes sold in 2017.

At June 30, 2017 and December 31, 2016, we have no unrecognized tax benefits. We believe that our current income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change. Our policy is to accrue interest and penalties on unrecognized tax benefits and include them in federal income tax expense.
We determine our deferred tax assets and liabilities in accordance with ASC 740-10, Income Taxes ("ASC 740"). We evaluate our deferred tax assets, including the benefit from net operating losses ("NOLs"), by jurisdiction to determine if a valuation allowance is required. Companies must assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. This assessment considers, among other matters, the nature, frequency and severity of cumulative losses, forecasts of future profitability, the length of statutory carry forward periods, experiences with operating losses and experiences of utilizing tax credit carry forwards and tax planning alternatives. We have no valuation allowance on our deferred tax assets and NOL carryovers at June 30, 2017.
At June 30, 2017, we had no remaining federal NOL carry forward or un-utilized federal tax credits. At June 30, 2017, and December 31, 2016 we had tax benefits for state NOL carry forwards of $1.4 million, net of federal benefit, that begin to expire in 2028.
At June 30, 2017, we have income taxes payable of $8.3 million, which primarily consists of current federal and state tax accruals, net of estimated tax payments and tax credits. This amount is recorded in Accrued liabilities on the accompanying unaudited balance sheet at June 30, 2017.
We conduct business and are subject to tax in the U.S. and several states. With few exceptions, we are no longer subject to U.S. federal, state, or local income tax examinations by taxing authorities for years prior to 2012. We have one state income tax examination of multiple years under audit at this time and do not expect it to have a material outcome.
The tax benefits from NOLs, built-in losses, and tax credits would be materially reduced or potentially eliminated if we experience an “ownership change” as defined under Internal Revenue Code §382. Based on our analysis performed as of June 30, 2017 we do not believe that we have experienced an ownership change. As a protective measure, our stockholders held a Special Meeting of Stockholders on February 16, 2009 and approved an amendment to our Articles of Incorporation that restricts certain transfers of our common stock. The amendment is intended to help us avoid an unintended ownership change and thereby preserve the value of any tax benefit for future utilization.

NOTE 13 — SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
The following table presents certain supplemental cash flow information (in thousands):

	Six Months Ended June 30,
	2017	2016
Interest capitalized, net	$161	$2,672
Income taxes paid	$34,426	$24,722
Non-cash operating activities:
Real estate not owned increase	$9,987	$—
Real estate acquired through notes payable	$5,786	$11,101
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
The following segment information is in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Homebuilding revenue (1):
West	$369,574	$332,643	$681,378	$593,689
Central	225,679	208,701	400,510	370,590
East	206,725	256,552	392,862	431,383
Consolidated total	$801,978	$797,896	$1,474,750	$1,395,662
Homebuilding segment operating income:
West	$35,131	$27,495	$59,143	$43,558
Central	23,230	19,784	37,120	33,678
East	5,285	12,322	7,721	18,181
Total homebuilding segment operating income	63,646	59,601	103,984	95,417
Financial services segment profit	5,557	5,763	9,847	9,809
Corporate and unallocated costs (2)	(7,028)	(6,774)	(15,545)	(14,589)
Earnings/(loss) from other unconsolidated entities, net	570	573	943	416
Interest expense	(1,620)	(1,672)	(2,445)	(4,960)
Other income, net	2,080	1,545	3,190	1,828
Net earnings before income taxes	$63,205	$59,036	$99,974	$87,921

(1)	Homebuilding revenue includes the following land closing revenue, by segment, as outlined in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Land closing revenue:
West	$—	$65	$11,800	$65
Central	—	1,794	122	3,712
East	4,198	192	4,431	423
Total	$4,198	$2,051	$16,353	$4,200

(2)	Balance consists primarily of corporate costs and numerous shared service functions such as finance and treasury that are not allocated to the homebuilding or financial services reporting segments.

	At June 30, 2017
	West		Central		East		Financial Services	Corporate and Unallocated		Total
Deposits on real estate under option or contract	$20,491		$23,788		$30,471		$—	$—		$74,750
Real estate	1,179,257		671,392		787,758		—	—		2,638,407
Investments in unconsolidated entities	7,708		7,205		—		—	1,765		16,678
Other assets	46,699	(1)	89,947	(2)	73,315	(3)	689	260,207	(4)	470,857
Total assets	$1,254,155		$792,332		$891,544		$689	$261,972		$3,200,692

(1)	Balance consists primarily of cash, real estate not owned and property and equipment.

(2)	Balance consists primarily of development reimbursements from local municipalities and cash.

(3)	Balance consists primarily of goodwill (see Note 9) and prepaid permits and fees to local municipalities.

(4)	Balance consists primarily of cash and our deferred tax asset.

	At December 31, 2016
	West		Central		East		Financial Services	Corporate and Unallocated		Total
Deposits on real estate under option or contract	$25,863		$27,669		$32,024		$—	$—		$85,556
Real estate	1,120,038		595,485		706,540		—	—		2,422,063
Investments in unconsolidated entities	7,362		7,450		—		—	2,285		17,097
Other assets	45,624	(1)	94,299	(2)	93,245	(3)	812	129,995	(4)	363,975
Total assets	$1,198,887		$724,903		$831,809		$812	$132,280		$2,888,691

(1)	Balance consists primarily of cash and property and equipment.

(2)	Balance consists primarily of development reimbursements from local municipalities and cash.

(3)	Balance consists primarily of goodwill (see Note 9), prepaid permits and fees to local municipalities and cash.

(4)	Balance consists primarily of cash and our deferred tax asset.

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
The words “believe,” “expect,” “anticipate,” “forecast,” “plan,” “intend,” "may," "will," "should," "could," “estimate,” “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. All statements we make other than statements of historical fact are forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements in this Quarterly Report include: statements concerning trends in the homebuilding industry in general, and our markets and results specifically; our operating strategy and initiatives, including our strategy to expand the number of communities that target the first-time buyer segment; the amount, timing and benefits of planned community openings in our East region in the remainder of 2017; demand and pricing trends in the short-term throughout our geographies; our intention to redeem our remaining outstanding Convertible Notes; that we may opportunistically repurchase our debt and equity securities; the benefits of our land acquisition strategy and structures, including the use and the benefits of option contracts and joint ventures; that we expect to redeploy cash generated from operations to acquire and develop lot positions; management estimates regarding joint venture exposure; expectations regarding our industry and our business for the remainder of 2017 and beyond; our expectation that existing guarantees, letters of credit and performance and surety bonds will not be drawn on; the adequacy of our insurance coverage and warranty reserves; the expected outcome of legal proceedings we are involved in and the sufficiency of our reserves relating thereto; the sufficiency of our liquidity and capital resources to support our business strategy; our ability and willingness to acquire land under option or contract; our strategy and trends and expectations concerning sales prices, sales pace, closings, orders, cancellations, material and labor costs for land development and home construction, gross margins, gross profit, revenues, net earnings, operating leverage, backlog, land prices, changes in and location of active communities, seasonality and the timing of new community openings; our future cash needs; that we may seek to raise additional debt and equity capital; and our intentions regarding the payment of dividends and the use of derivative contracts; our perceptions about the importance of joint ventures to our business; and the impact of changes in interest rates.
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
Favorable housing market fundamentals continued throughout the first six months of 2017 that, combined with historically low interest rates despite several federal rate hikes, have contributed to a strong demand environment. The return of the first-time homebuyer to the market as well as the limited supply of resale homes have contributed to higher demand for new homes. While these dynamics have translated to rising average sales prices in some markets, the increase in demand has also resulted in rising land and construction material costs, limiting the potential expansion in gross margins. We continue to focus on strategic initiatives that are designed to position us for further growth and improve our margins. We remain committed to expanding our presence in our markets by increasing our community count and offering homes with energy-efficient features and appealing designs for today's homebuyer.
Summary Company Results
Total home closing revenue was $797.8 million for the three months ended June 30, 2017, up nominally over the corresponding prior year period due to higher average sales prices, despite slightly lower closing volume. The $1.9 million in additional home closing revenue and improved home closing gross margin, provided $3.2 million in additional home closing gross profit, and contributed to our higher net income of $41.6 million for the three months ended June 30, 2017 versus $39.9 million for the 2016 period. 2017 results reflect a higher provision for income taxes due to a higher effective tax rate in 2017 of 34.2% versus 2016 of 32.5%. The lower 2016 effective tax rate reflects the benefit of federal energy credits for homes sold in both 2016 and in prior periods, as the legislation providing for these credits expired in 2016 and has not yet been renewed for 2017. Year-to-date results reflect $66.9 million in additional home closing revenue and $7.1 million higher home closing gross profit versus the six months ended June 30, 2016. Higher gross profit combined with relatively flat year-over-year selling and general and administrative costs and lower year over year interest expense led to net income of $65.2 million for the six months ended June 30, 2017 compared to $60.8 million in 2016.
On a consolidated basis, we experienced year-over-year growth in orders for both the three and six months ended June 30, 2017. Closing units were down by 2.3% for the three-month period, but up year to date by 49 units, or 1.4%. Average sales prices for the three and six month periods ended June 30, 2017 in both closings and orders continue to rise in our consolidated results, although individual markets vary as we shift toward a higher percentage of entry-level homes. We ended the second quarter of 2017 with 3,428 homes in backlog, 3.4% higher than 2016 that contributed to a backlog value of $1.4 billion, a 3.8% increase over June 30, 2016.
Company Positioning
We believe that the investments in our new communities, new markets and industry-leading energy-efficient product offerings create a differentiated strategy that has aided us in our growth in the highly competitive new home market. We remain focused on our main goals of growing our orders, revenue and profit, and maintaining a strong balance sheet. To help meet these goals, we continue to focus on the following initiatives:

•	Continuing to actively acquire and develop land in key markets in order to maintain and grow our lot supply and active community count;

•	Expanding the number of 'entry-level plus' communities that target the growing first-time homebuyer segment;

•	Introducing newly designed plan offerings to meet homebuyers changing preferences in our markets, most recently an entire new product library in our East Region;

•	Expanding market share in our smaller markets;

•	Managing construction efficiencies and cost increases through national and regional vendor relationships with a focus on quality construction and warranty management;

•	Growing revenue while managing costs, allowing us to improve overhead operating leverage;

•
Generating additional working capital and maintaining adequate liquidity, most recently through a $300 million senior note debt issuance, a partial pay-down of our convertible senior notes, and expansion of our Credit Facility;

•	Increasing orders pace through the use of our consumer and market research to build homes that offer our buyers their desired features and amenities;

•	Continuing to innovate and promote our energy efficiency program and our recently announced M. ConnectedTM Automation Suite to drive sales;

•	Adapting sales and marketing efforts to increase traffic and allow us to favorably compete with both resale and new homes;

•	Actively monitoring and adjusting our sales, construction and closing processes to incorporate enhancements identified through customer satisfaction surveys; and

•	Promoting a positive environment for our employees in order to develop and motivate them and to minimize turnover.
Critical Accounting Policies
The accounting policies we deem most critical to us and that involve the most difficult, subjective or complex judgments include revenue recognition, valuation of real estate, goodwill, deferred tax assets and warranty reserves as well as the calculation of compensation cost relating to share-based payments. There have been no significant changes to our critical accounting policies during the six months ended June 30, 2017 compared to those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our 2016 Annual Report on Form 10-K.

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

	Three Months Ended June 30,		Quarter over Quarter
	2017	2016	Change $	Change %
Home Closing Revenue
Total
Dollars	$797,780	$795,845	$1,935	0.2%
Homes closed	1,906	1,950	(44)	(2.3)%
Average sales price	$418.6	$408.1	$10.5	2.6%
West Region
Arizona
Dollars	$141,015	$94,048	$46,967	49.9%
Homes closed	419	279	140	50.2%
Average sales price	$336.6	$337.1	$(0.5)	(0.1)%
California
Dollars	$140,270	$156,058	$(15,788)	(10.1)%
Homes closed	231	280	(49)	(17.5)%
Average sales price	$607.2	$557.4	$49.8	8.9%
Colorado
Dollars	$88,289	$82,472	$5,817	7.1%
Homes closed	154	169	(15)	(8.9)%
Average sales price	$573.3	$488.0	$85.3	17.5%
West Region Totals
Dollars	$369,574	$332,578	$36,996	11.1%
Homes closed	804	728	76	10.4%
Average sales price	$459.7	$456.8	$2.9	0.6%
Central Region - Texas
Central Region Totals
Dollars	$225,679	$206,907	$18,772	9.1%
Homes closed	610	556	54	9.7%
Average sales price	$370.0	$372.1	$(2.1)	(0.6)%
East Region
Florida
Dollars	$82,448	$103,342	$(20,894)	(20.2)%
Homes closed	187	257	(70)	(27.2)%
Average sales price	$440.9	$402.1	$38.8	9.6%
Georgia
Dollars	$25,366	$27,383	$(2,017)	(7.4)%
Homes closed	73	81	(8)	(9.9)%
Average sales price	$347.5	$338.1	$9.4	2.8%
North Carolina
Dollars	$59,560	$76,507	$(16,947)	(22.2)%
Homes closed	132	179	(47)	(26.3)%
Average sales price	$451.2	$427.4	$23.8	5.6%
South Carolina
Dollars	$23,866	$27,748	$(3,882)	(14.0)%
Homes closed	70	88	(18)	(20.5)%
Average sales price	$340.9	$315.3	$25.6	8.1%
Tennessee
Dollars	$11,287	$21,380	$(10,093)	(47.2)%
Homes closed	30	61	(31)	(50.8)%
Average sales price	$376.2	$350.5	$25.7	7.3%
East Region Totals
Dollars	$202,527	$256,360	$(53,833)	(21.0)%
Homes closed	492	666	(174)	(26.1)%
Average sales price	$411.6	$384.9	$26.7	6.9%

	Six Months Ended June 30,		Quarter over Quarter
	2017	2016	Chg $	Chg %
Home Closing Revenue
Total
Dollars	$1,458,397	$1,391,462	$66,935	4.8%
Homes closed	3,487	3,438	49	1.4%
Average sales price	$418.2	$404.7	$13.5	3.3%
West Region
Arizona
Dollars	$241,565	$169,047	$72,518	42.9%
Homes closed	715	496	219	44.2%
Average sales price	$337.9	$340.8	$(2.9)	(0.9)%
California
Dollars	$272,364	$276,778	$(4,414)	(1.6)%
Homes closed	441	487	(46)	(9.4)%
Average sales price	$617.6	$568.3	$49.3	8.7%
Colorado
Dollars	$155,649	$147,799	$7,850	5.3%
Homes closed	282	307	(25)	(8.1)%
Average sales price	$551.9	$481.4	$70.5	14.6%
West Region Totals
Dollars	$669,578	$593,624	$75,954	12.8%
Homes closed	1,438	1,290	148	11.5%
Average sales price	$465.6	$460.2	$5.4	1.2%
Central Region - Texas
Central Region Totals
Dollars	$400,388	$366,878	$33,510	9.1%
Homes closed	1,105	1,021	84	8.2%
Average sales price	$362.3	$359.3	$3.0	0.8%
East Region
Florida
Dollars	$148,022	$166,664	$(18,642)	(11.2)%
Homes closed	333	413	(80)	(19.4)%
Average sales price	$444.5	$403.5	$41.0	10.2%
Georgia
Dollars	$45,841	$49,397	$(3,556)	(7.2)%
Homes closed	128	146	(18)	(12.3)%
Average sales price	$358.1	$338.3	$19.8	5.9%
North Carolina
Dollars	$116,467	$126,884	$(10,417)	(8.2)%
Homes closed	263	297	(34)	(11.4)%
Average sales price	$442.8	$427.2	$15.6	3.7%
South Carolina
Dollars	$49,921	$48,919	$1,002	2.0%
Homes closed	143	155	(12)	(7.7)%
Average sales price	$349.1	$315.6	$33.5	10.6%
Tennessee
Dollars	$28,180	$39,096	$(10,916)	(27.9)%
Homes closed	77	116	(39)	(33.6)%
Average sales price	$366.0	$337.0	$29.0	8.6%
East Region Totals
Dollars	$388,431	$430,960	$(42,529)	(9.9)%
Homes closed	944	1,127	(183)	(16.2)%
Average sales price	$411.5	$382.4	$29.1	7.6%

	Three Months Ended June 30,		Quarter over Quarter
	2017	2016	Change $	Change %
Home Orders (1)
Total
Dollars	$878,718	$845,346	$33,372	3.9%
Homes ordered	2,153	2,073	80	3.9%
Average sales price	$408.1	$407.8	$0.3	0.1%
West Region
Arizona
Dollars	$129,870	$115,812	$14,058	12.1%
Homes ordered	397	331	66	19.9%
Average sales price	$327.1	$349.9	$(22.8)	(6.5)%
California
Dollars	$162,597	$165,931	$(3,334)	(2.0)%
Homes ordered	274	289	(15)	(5.2)%
Average sales price	$593.4	$574.2	$19.2	3.3%
Colorado
Dollars	$76,978	$84,398	$(7,420)	(8.8)%
Homes ordered	133	169	(36)	(21.3)%
Average sales price	$578.8	$499.4	$79.4	15.9%
West Region Totals
Dollars	$369,445	$366,141	$3,304	0.9%
Homes ordered	804	789	15	1.9%
Average sales price	$459.5	$464.1	$(4.6)	(1.0)%
Central Region - Texas
Central Region Totals
Dollars	$254,642	$202,948	$51,694	25.5%
Homes ordered	714	550	164	29.8%
Average sales price	$356.6	$369.0	$(12.4)	(3.4)%
East Region
Florida
Dollars	$120,951	$106,913	$14,038	13.1%
Homes ordered	283	267	16	6.0%
Average sales price	$427.4	$400.4	$27.0	6.7%
Georgia
Dollars	$32,865	$38,356	$(5,491)	(14.3)%
Homes ordered	99	115	(16)	(13.9)%
Average sales price	$332.0	$333.5	$(1.5)	(0.4)%
North Carolina
Dollars	$61,375	$66,944	$(5,569)	(8.3)%
Homes ordered	143	159	(16)	(10.1)%
Average sales price	$429.2	$421.0	$8.2	1.9%
South Carolina
Dollars	$22,840	$38,468	$(15,628)	(40.6)%
Homes ordered	66	118	(52)	(44.1)%
Average sales price	$346.1	$326.0	$20.1	6.2%
Tennessee
Dollars	$16,600	$25,576	$(8,976)	(35.1)%
Homes ordered	44	75	(31)	(41.3)%
Average sales price	$377.3	$341.0	$36.3	10.6%
East Region Totals
Dollars	$254,631	$276,257	$(21,626)	(7.8)%
Homes ordered	635	734	(99)	(13.5)%
Average sales price	$401.0	$376.4	$24.6	6.5%

(1)
Home orders for any period represent the aggregate sales price of all homes ordered, net of cancellations. We do not include orders contingent upon the sale of a customer’s existing home as a sales contract until the contingency is removed.

	Six Months Ended June 30,		Quarter over Quarter
	2017	2016	Chg $	Chg %
Home Orders (1)
Total
Dollars	$1,771,421	$1,649,946	$121,475	7.4%
Homes ordered	4,288	4,060	228	5.6%
Average sales price	$413.1	$406.4	$6.7	1.6%
West Region
Arizona
Dollars	$263,702	$205,992	$57,710	28.0%
Homes ordered	800	590	210	35.6%
Average sales price	$329.6	$349.1	$(19.5)	(5.6)%
California
Dollars	$356,355	$316,943	$39,412	12.4%
Homes ordered	602	559	43	7.7%
Average sales price	$592.0	$567.0	$25.0	4.4%
Colorado
Dollars	$159,073	$171,024	$(11,951)	(7.0)%
Homes ordered	276	338	(62)	(18.3)%
Average sales price	$576.4	$506.0	$70.4	13.9%
West Region Totals
Dollars	$779,130	$693,959	$85,171	12.3%
Homes ordered	1,678	1,487	191	12.8%
Average sales price	$464.3	$466.7	$(2.4)	(0.5)%
Central Region - Texas
Central Region Totals
Dollars	$506,415	$419,013	$87,402	20.9%
Homes ordered	1,407	1,141	266	23.3%
Average sales price	$359.9	$367.2	$(7.3)	(2.0)%
East Region
Florida
Dollars	$222,511	$199,507	$23,004	11.5%
Homes ordered	522	494	28	5.7%
Average sales price	$426.3	$403.9	$22.4	5.5%
Georgia
Dollars	$55,267	$73,551	$(18,284)	(24.9)%
Homes ordered	168	220	(52)	(23.6)%
Average sales price	$329.0	$334.3	$(5.3)	(1.6)%
North Carolina
Dollars	$127,707	$144,025	$(16,318)	(11.3)%
Homes ordered	293	348	(55)	(15.8)%
Average sales price	$435.9	$413.9	$22.0	5.3%
South Carolina
Dollars	$48,378	$72,689	$(24,311)	(33.4)%
Homes ordered	138	225	(87)	(38.7)%
Average sales price	$350.6	$323.1	$27.5	8.5%
Tennessee
Dollars	$32,013	$47,202	$(15,189)	(32.2)%
Homes ordered	82	145	(63)	(43.4)%
Average sales price	$390.4	$325.5	$64.9	19.9%
East Region Totals
Dollars	$485,876	$536,974	$(51,098)	(9.5)%
Homes ordered	1,203	1,432	(229)	(16.0)%
Average sales price	$403.9	$375.0	$28.9	7.7%

	Three Months Ended June 30,
	2017		2016
	Ending	Average	Ending	Average
Active Communities
Total	257	256.5	241	242.0
West Region
Arizona	39	40.5	43	42.5
California	26	27.5	25	24.5
Colorado	10	10.0	12	13.0
West Region Totals	75	78.0	80	80.0
Central Region - Texas
Central Region Totals	92	88.5	73	71.5
East Region
Florida	30	31.0	26	26.0
Georgia	19	18.0	17	17.5
North Carolina	20	19.0	22	23.0
South Carolina	14	14.5	16	16.0
Tennessee	7	7.5	7	8.0
East Region Totals	90	90.0	88	90.5

	Six Months Ended June 30,
	2017		2016
	Ending	Average	Ending	Average
Active Communities
Total	257	250.0	241	247.5
West Region
Arizona	39	40.5	43	42.0
California	26	27.0	25	24.5
Colorado	10	10.0	12	14.0
West Region Totals	75	77.5	80	80.5
Central Region - Texas
Central Region Totals	92	86.0	73	72.5
East Region
Florida	30	28.5	26	28.5
Georgia	19	18.0	17	17.0
North Carolina	20	18.5	22	24.0
South Carolina	14	14.5	16	17.0
Tennessee	7	7.0	7	8.0
East Region Totals	90	86.5	88	94.5

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cancellation Rates (1)
Total	13%	11%	13%	11%
West Region
Arizona	12%	12%	13%	12%
California	15%	9%	13%	10%
Colorado	8%	8%	10%	9%
West Region Totals	13%	10%	12%	10%
Central Region - Texas
Central Region Totals	15%	16%	14%	14%
East Region
Florida	11%	9%	12%	10%
Georgia	18%	12%	18%	13%
North Carolina	9%	9%	8%	7%
South Carolina	14%	7%	11%	5%
Tennessee	8%	10%	13%	9%
East Region Totals	12%	9%	12%	9%

(1)	Cancellation rates are computed as the number of canceled units for the period divided by the gross sales units for the same period.

	At June 30,		Quarter over Quarter
	2017	2016	Change $	Change %
Order Backlog (1)
Total
Dollars	$1,448,782	$1,396,165	$52,617	3.8%
Homes in backlog	3,428	3,314	114	3.4%
Average sales price	$422.6	$421.3	$1.3	0.3%
West Region
Arizona
Dollars	$183,480	$154,851	$28,629	18.5%
Homes in backlog	529	411	118	28.7%
Average sales price	$346.8	$376.8	$(30.0)	(8.0)%
California
Dollars	$237,629	$224,311	$13,318	5.9%
Homes in backlog	392	361	31	8.6%
Average sales price	$606.2	$621.4	$(15.2)	(2.4)%
Colorado
Dollars	$157,508	$185,376	$(27,868)	(15.0)%
Homes in backlog	267	363	(96)	(26.4)%
Average sales price	$589.9	$510.7	$79.2	15.5%
West Region Totals
Dollars	$578,617	$564,538	$14,079	2.5%
Homes in backlog	1,188	1,135	53	4.7%
Average sales price	$487.1	$497.4	$(10.3)	(2.1)%
Central Region - Texas
Central Region Totals
Dollars	$460,761	$402,329	$58,432	14.5%
Homes in backlog	1,233	1,062	171	16.1%
Average sales price	$373.7	$378.8	$(5.1)	(1.3)%
East Region
Florida
Dollars	$190,943	$150,849	$40,094	26.6%
Homes in backlog	442	368	74	20.1%
Average sales price	$432.0	$409.9	$22.1	5.4%
Georgia
Dollars	$42,789	$57,580	$(14,791)	(25.7)%
Homes in backlog	131	169	(38)	(22.5)%
Average sales price	$326.6	$340.7	$(14.1)	(4.1)%
North Carolina
Dollars	$98,492	$128,619	$(30,127)	(23.4)%
Homes in backlog	223	311	(88)	(28.3)%
Average sales price	$441.7	$413.6	$28.1	6.8%
South Carolina
Dollars	$39,093	$53,881	$(14,788)	(27.4)%
Homes in backlog	111	158	(47)	(29.7)%
Average sales price	$352.2	$341.0	$11.2	3.3%
Tennessee
Dollars	$38,087	$38,369	$(282)	(0.7)%
Homes in backlog	100	111	(11)	(9.9)%
Average sales price	$380.9	$345.7	$35.2	10.2%
East Region Totals
Dollars	$409,404	$429,298	$(19,894)	(4.6)%
Homes in backlog	1,007	1,117	(110)	(9.8)%
Average sales price	$406.6	$384.3	$22.3	5.8%

(1)	Our backlog represents net sales that have not closed.

Operating Results

Companywide. Home closing revenue for the three months ended June 30, 2017 was up nominally from prior year, increasing 0.2% to $797.8 million despite 2.3% lower closing volume, as a result of higher average sales prices of $10,500, or 2.6%. Home orders volume improved year over year, with order value growing by 3.9% to $878.7 million on 2,153 homes in the second quarter of 2017 as compared to $845.3 million on 2,073 homes in the second quarter of 2016. We maintained a relatively flat ending community count, opening 26 new communities and closing out 25 communities during the second quarter of 2017 for an ending count of 257 actively selling communities. Our company-wide orders pace of 8.4 homes ordered per average community in the second quarter of 2017 is relatively consistent with 8.6 in the prior year. We ended the quarter with 3,428 homes in backlog, up 114 units or 3.4% from 2016 and with a higher backlog value of $52.6 million, up 3.8%. For the six months ended June 30, 2017, home closing units and revenue grew by 49 units and $66.9 million for ending home closing revenue of $1.5 billion, 4.8% higher than the six month period in 2016. Orders for the six months ended June 30, 2017 were up 5.6% from the prior year and, coupled with average sales price increases, order value rose 7.4%.
West. During the three months ended June 30, 2017, the West region led the company in home closing volume and revenue, as well as year-over-year growth in these metrics. Home closing revenue rose 11.1% over the 2016 period, primarily from the 76 additional units closed, resulting in 804 closings valued at $369.6 million for the three months ended June 30, 2017. Order units and value in the West Region improved by 1.9% and 0.9%, respectively, ending the quarter with 804 orders valued at $369.4 million. Community count in the West was down, although orders pace improved with 10.3 for the quarter ended June 30, 2017 as compared to 9.9 in 2016. Arizona drove the improvements in home closings and orders in the Region during the second quarter, as well as the rising orders pace, although demand is high throughout the entire region. Colorado and California boast our highest orders pace in the company and we are actively working to open additional communities, as the pace at which we are currently selling is translating to faster community sell out than originally anticipated. Average sales prices in the Region are starting to temper as Arizona is contributing a larger percentage to the Region's results and is shifting to a higher number of lower priced, faster selling communities aimed to first-time buyers.
Year-to-date results in the West Region were similar to that of the second quarter of 2017. The number and value of units closed versus prior year improved by 11.5% and 12.8%, respectively, driven by significant growth in Arizona. Orders in Arizona were also the driver for the Region's 12.8% higher orders year to date. The Region ended the six-month period with overall growth in order value of $85.2 million on 191 more units and ending backlog of $578.6 million on 1,188 units.
Central. In the second quarter of 2017, the Central Region, made up of our Texas markets, closed 610 homes and generated $225.7 million in home closing revenue, improvements of 9.7% and 9.1%, respectively, leading to overall year over year home closing revenue growth of $18.8 million. We continue to see improved demand trends in the Central Region, evidenced by the improved orders and orders pace in the second quarter. We are answering the demand in this Region with a strong transition to first-time buyers, as evidenced in the moderately decreasing average sales prices year over year. Orders grew by 29.8% to a total of 714 units valued at $254.6 million as compared to 550 units valued at $202.9 million in the prior year. Average community count and orders pace increased by 23.8% and 5.2%, respectively, in the second quarter, directly resulting in the higher orders year over year.
Year-to-date saw overall improvements in the Region as well. Home closings and home closing revenue were up 8.2% and 9.1%, respectively, and orders and order value were up year over year by 23.3% and 20.9%, respectively. The Region ended the quarter with 1,233 homes in backlog valued at $460.8 million, 16.1% and 14.5% improvements, respectively.
East. Our East region generated 492 closings in the second quarter of 2017, a decline of 26.1% from the prior year. The decline in closing volume was partially offset with a 6.9% or $26,700 increase in average sales price, as all markets in the Region experienced higher average sales prices on their second quarter closings versus prior year. Order volume dropped by 99 units, or 13.5%, with higher average sales prices of $24,600, or 6.5%, partially offsetting the unit decline. Lower beginning backlog and a lower number of actively-selling communities entering the year have impacted home closing volume and associated revenues in the second quarter of 2017 versus 2016. The delay of certain community openings in 2017 and the transition to updated product offerings has also had an impact on our results on orders. Community count growth in high-demand sub-markets is a strategic focus for us in the East Region and has been intentionally timed to coincide with the roll-out of our new product offering throughout the majority of the region. While certain markets have seen community count growth thus far, we still have a significant number of additional new communities anticipated to open in the next several months in the region. We expect these new communities with updated plan offerings will capture the existing strong market demand and provide improved orders and orders pace in the future.
The year-to-date results of the East Region were similar to those of the second quarter, with 944 units closed, providing $388.4 million in home closing revenue, 16.2% and 9.9% lower than the 2016 period, respectively. The number and value of orders also declined by 229 units and $51.1 million, contributing to a year-over-year decline in backlog of 110 units, ending the second quarter with 1,007 units valued at $409.4 million.

Land Closing Revenue and Gross Profit
From time to time, we may sell certain lots or land parcels to other homebuilders, developers or investors if we feel the sale will provide a greater economic benefit to us than continuing home construction or where we are looking to diversify our land positions in the specific geography. As a result of such sales, we recognized land closing revenue of $4.2 million and $2.1 million for the three months ending June 30, 2017 and 2016, respectively, and $16.4 and $4.2 million for the six months ended June 30, 2017 and 2016, respectively.
Other Operating Information (dollars in thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	Dollars	Percent of Home Closing Revenue	Dollars	Percent of Home Closing Revenue	Dollars	Percent of Home Closing Revenue	Dollars	Percent of Home Closing Revenue
Home Closing Gross Profit (1)
Total	$140,910	17.7%	$137,746	17.3%	$248,178	17.0%	$241,093	17.3%

West	$65,962	17.8%	$57,184	17.2%	$114,467	17.1%	$100,498	16.9%

Central	$45,856	20.3%	$41,016	19.8%	$79,132	19.8%	$73,118	19.9%

East	$29,092	14.4%	$39,546	15.4%	$54,579	14.1%	$67,477	15.7%

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

Companywide. Home closing gross profit for the three months ended June 30, 2017 increased $3.2 million versus the respective period in 2016 as a result of higher home closing revenue and a 40-basis-point improvement in home closing gross margin year over year. With improved demand and pricing power, we have been successful in some markets in minimizing the impact of rising costs. Charges incurred on asset write-offs in the second quarter of 2017 of approximately $1.2 million impacted gross margin by 20 basis points in the second quarter of 2017 and were primarily related to price reductions in a slow-moving Southern California community. Impairment charges in 2016 had a 30-basis-point impact on the prior year period home closing gross margin, as well. For the six months ended June 30, 2017, home closing gross profit increased by $7.1 million over the 2016 period, but margins declined by 30 basis points. The year-over-year decline in home closing gross margin is largely the result of reduced leverage and relatively higher costs in the first quarter of 2017 as compared to 2016, creating a drag on year-to-date margins.
West. Our West Region reported higher year-over-year home closing gross margin for the second quarter of 2017 of 17.8% compared to 17.2% in 2016, and 17.1% versus 16.9% for the six months ended June 30, 2017 and 2016, respectively. We are making concerted efforts to maximize margins in the Region and have been successful with raising average sales prices in certain markets to offset land and labor cost increases. Higher volume has also helped with the improved home closing gross margin as we leverage construction overhead costs. Margin improvement was tempered by asset write-offs, primarily in Southern California and impacted gross margin by 30 and 20 basis points for the three and six months ended June 30, 2017, respectively. 2016 asset write-offs had a 10-basis-point impact for both the three- and six-month periods.
Central. The Central Region produced the highest home closing gross margin in the company and improved 50 basis points year over year, with 20.3% in 2017 versus 19.8% in 2016. Year to date, the Region's margins were relatively flat, declining year over year by 10 basis points. We believe the volatility from oil price uncertainty has recently started to stabilize. This stability coupled with the improving demand trends across the Region, is resulting in pricing power, which combined with increasing volume translates to solid margins in this Region.
East. The East Region gross margins in the second quarter of 2017 of 14.4% declined from 15.4% in the 2016 period. Year-to-date margin had similar year-over-year fluctuations, declining 160 basis points to 14.1% in 2017 versus 15.7% in 2016. Lower margins in the Region are largely attributed to the mix of closings from communities with older product offerings where demand was not as robust, limiting our pricing power. As we are in a period of growth in several of the markets in this Region, we expect that our scheduled community count openings with our new product offering in high demand areas will provide us with pricing power opportunities as well as greater leverage of overhead costs.
Financial Services Profit (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Financial services profit	$5,557	$5,763	$9,847	$9,809
Financial services profit represents the net profit of our financial services operations, including the operating profit generated by our wholly-owned title company, Carefree Title, as well as our portion of earnings from a mortgage joint venture.
Selling, General and Administrative Expenses and Other Expenses ($ in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Commissions and Other Sales Costs
Dollars	$(54,701)	$(56,379)	$(103,021)	$(102,556)
Percent of home closing revenue	6.9%	7.1%	7.1%	7.4%
General and Administrative Expenses
Dollars	$(29,591)	$(28,898)	$(59,213)	$(58,516)
Percent of total closing revenue	3.7%	3.6%	4.0%	4.2%
Earnings from Other Unconsolidated Entities, Net
Dollars	$570	$573	$943	$416
Interest Expense
Dollars	$(1,620)	$(1,672)	$(2,445)	$(4,960)
Other Income, Net
Dollars	$2,080	$1,545	$3,190	$1,828
Provision for Income Taxes
Dollars	$(21,625)	$(19,158)	$(34,822)	$(27,074)
Commissions and Other Sales Costs. Commissions and other sales costs are comprised of internal and external commissions and related sales and marketing expenses such as advertising and sales office costs. These costs decreased by $1.7 million for the three months ended June 30, 2017 versus 2016 and increased $0.5 million year to date. As a percentage of home closing revenue, commissions and other sales costs declined by 20 basis points to 6.9% during the three months ended June 30, 2017, and declined by 30 basis points to 7.1% for the six months ended June 30, 2017. This is the result of improved overhead leverage and the revised commission structure we implemented in the latter half of 2016 and other cost-cutting measures.
General and Administrative Expenses. General and administrative expenses represent corporate and divisional overhead expenses such as salaries and bonuses, occupancy, insurance and travel expenses. For the three months ended June 30, 2017, general and administrative expenses were $29.6 million as compared to $28.9 million for the 2016 period. For the six months ended June 30, 2017, these costs were $59.2 million versus $58.5 million in 2016. As a percentage of total closing revenue, these costs were relatively flat, increasing by 10 basis points for the three-month period ending June 30, 2017 to 3.7%, while decreasing by 20 basis points year to date. The improved leverage year to date is mainly attributable to the additional closing revenue in 2017 over 2016. We continually strive to optimize overhead leverage through cost control efforts at both corporate and divisional levels.
Earnings from Other Unconsolidated Entities, Net. Earnings from other unconsolidated entities, net represents our portion of pre-tax earnings/(losses) from non-financial services joint ventures. Included in this amount is both the pass through of earnings/(losses) from the joint ventures' most recently available financial statements as well as any accrued expected earnings/(losses) for the periods presented that might not have been reflected in the joint ventures' financial statements provided to us. The three-month periods ended June 30, 2017 and 2016 both reported earnings of $0.6 million. The six-month period ended June 30, 2017 reported earnings of $0.9 million as compared to $0.4 million in the 2016 period.
Interest Expense. Interest expense is comprised of interest incurred, but not capitalized, on our senior notes, convertible senior notes, other borrowings, and our Credit Facility. Interest expense decreased year over year for both the three- and six-

month periods, as we have more inventory under development that qualifies for interest capitalization. Our non-capitalizable interest expense was $1.6 million and $2.4 million for the three and six months ended June 30, 2017, respectively, and was $1.7 million and $5.0 million, respectively, for the 2016 periods.
Other Income, Net. Other income, net, primarily consists of (i) forfeited deposits from potential homebuyers who canceled their purchase contracts with us, (ii) sublease income, (iii) interest earned on our cash and cash equivalents, and (iv) payments and awards related to legal settlements. For the three-month period, Other income, net includes $0.3 million in charges related to the early repurchase of a portion of our convertible notes. These charges were offset by a higher amount of forfeited buyer deposits and other minor activity contributing to $0.5 million increase over the prior year.
Income Taxes. Our effective tax rate was 34.2% and 32.5% for the three months ended June 30, 2017 and 2016, respectively, and 34.8% and 30.8% for the six months ended June 30, 2017 and 2016, respectively. Our tax rate has been favorably impacted in both years by the homebuilding manufacturing deduction. Due to expiration of legislation related to federal energy tax credits for tax years after 2016, only the 2016 effective tax rate reflects the benefit of federal energy credits.
Liquidity and Capital Resources
Overview
Our principal uses of capital in the first six months of 2017 were acquisition and development of new and strategic lot positions, operating expenses, home construction and the payment of routine liabilities. We used funds generated by operations and borrowings under our Credit Facility to meet our short-term working capital requirements. We remain focused on acquiring desirable land positions, generating increasing margins in our homebuilding operations and maintaining a strong balance sheet to support future needs and growth, while leveraging land options where possible.

Operating Cash Flow Activities

During the six months ended June 30, 2017 and June 30, 2016, net cash used in operations totaled $130.7 million and $110.6 million, respectively. Operating cash flows in both 2017 and 2016 benefited from cash generated by net earnings of $65.2 million and $60.8 million, respectively, offset mainly by increases in real estate of $211.4 million and $194.0 million, respectively, reflecting increased land and land development spending.

Investing Cash Flow Activities

During the six months ended June 30, 2017, net cash used in investing activities totaled $7.4 million as compared to $7.6 million for the same period in 2016. Cash used in investing activities in 2017 and 2016 is mainly attributable to the purchases of property and equipment of $8.3 and $7.6 million for 2017 and 2016, respectively.

Financing Cash Flow Activities

During the six months ended June 30, 2017, net cash provided by financing activities totaled $223.2 million as compared to net cash used in financing activities of $15.8 million for the same period in 2016. The net cash provided by financing activities in 2017 is primarily the result of $296.0 million in net proceeds received from our 5.125% bond issuance offset partially by repayments of our Credit Facility and $52.1 million of repurchases of a portion of our Convertible Senior Notes. Our 2016 results were mainly attributable to $15.5 million in payments of notes payable and other borrowings.

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

During the six months ended June 30, 2017, we closed 3,487 homes, purchased about 5,000 lots for $335.2 million, spent $150.4 million on land development, paid $35.7 million in lot purchase and option deposits, and started construction on 4,261 homes. The opportunity to purchase substantially finished lots in desired locations continues to be more limited and competitive as compared to prior years. As a result, we are purchasing more undeveloped land and partially-finished lots than in recent years and subsequently incurring development dollars in order to bring them to a finished status ready for home construction. We exercise strict controls and believe we have a prudent strategy for Company-wide cash management, including those related to cash outlays for land and inventory acquisition and development. We ended the second quarter of 2017 with $216.7 million of cash and cash equivalents, an $85.0 million increase from December 31, 2016, primarily the result of the net proceeds from our June 2017 bond issuance.

We expect to generate cash from the sale of our inventory, but we intend to redeploy that cash to acquire and develop strategic and well-positioned lots to grow our business. We believe that we currently have strong liquidity. Nevertheless, we may seek additional capital to strengthen our liquidity position, enable us to opportunistically acquire additional land inventory in anticipation of improving market conditions, and/or strengthen our long-term capital structure. Such additional capital may be in the form of equity or debt financing and may be from a variety of sources. There can be no assurances that we would be able to obtain such additional capital on terms acceptable to us, if at all, and such additional equity or debt financing could dilute the interests of our existing stockholders or increase our interest costs. We may also from time to time engage in opportunistic repurchases of our common stock in open market or privately-negotiated transactions as well as repurchase our outstanding senior and convertible senior notes.

In May 2017, we entered into an amendment to our Credit Facility, which among other things, increased the total commitments available from from $540.0 million to $625.0 million and extends the maturity date of a substantial portion of the Credit Facility. Of the total commitments, $60.0 million matures in July 2019 and the remaining $565.0 million matures in July 2021. In June 2017, we completed an offering of $300 million aggregate principal amount of Senior Notes due 2027, bearing interest at 5.125%. In addition, in June 2017 we redeemed $51.9 million of aggregate principal amount of our Convertible Notes in privately negotiated transactions. Our Convertible Notes may be redeemed by the note-holders on the fifth, tenth, and fifteenth anniversary dates of the Convertible Notes. The fifth anniversary is September 15, 2017. On or after September 20, 2017, we may redeem for cash all or part of the Convertible Notes at a redemption price equal to 100% of the principal amount of the notes being redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. The Company intends to issue a notice of redemption to the holders of its Convertible Notes to redeem all outstanding Convertible Notes ($74.6 million as of June 30, 2017) on September 20, 2017. Reference is made to Notes 5 and 6 in the accompanying unaudited consolidated financial statements.

We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. Debt-to-capital and net debt-to-capital are calculated as follows (dollars in thousands):

	As of
	June 30, 2017	December 31, 2016
Notes payable and other borrowings	$1,357,530	$1,127,314
Stockholders’ equity	1,492,439	1,421,495
Total capital	$2,849,969	$2,548,809
Debt-to-capital (1)	47.6%	44.2%
Notes payable and other borrowings	$1,357,530	$1,127,314
Less: cash and cash equivalents	(216,739)	(131,702)
Net debt	1,140,791	995,612
Stockholders’ equity	1,492,439	1,421,495
Total net capital	$2,633,230	$2,417,107
Net debt-to-capital (2)	43.3%	41.2%

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

Credit Facility Covenants
Borrowings under the Credit Facility are unsecured but availability is subject to, among other things, a borrowing base. The Credit Facility also contains certain financial covenants, including (a) a minimum tangible net worth requirement of $987.4 million (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings), and (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 60%. In addition, we are required to maintain either (i) an interest coverage ratio (EBITDA to interest expense, as defined therein) of at least 1.50 to 1.00 or (ii) liquidity (as defined therein) of an amount not less than our consolidated interest incurred during the trailing 12 months. We were in compliance with all Credit Facility covenants as of June 30, 2017. Our actual financial covenant calculations as of June 30, 2017 are reflected in the table below.

Financial Covenant (dollars in thousands):	Covenant Requirement	Actual
Minimum Tangible Net Worth	> $1,008,197	$1,452,661
Leverage Ratio	< 60%	41%
Interest Coverage Ratio (1)	> 1.50	4.51
Minimum Liquidity (1)	> $72,251	$783,097
Investments other than defined permitted investments	< $435,798	$16,678

(1)	We are required to meet either the Interest Coverage Ratio or Minimum Liquidity, but not both.
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
Our fixed rate debt is made up primarily of $175.0 million in principal of our 4.50% senior notes, $300.0 million in principal of our 7.15% senior notes, $300.0 million in principal of our 7.00% senior notes, $200.0 million in principal of our 6.00% senior notes, $300.0 million of our 5.125% senior notes, and $74.6 million in principal of our 1.875% convertible senior notes. Except in limited circumstances, or upon the occurrence of specific trigger events for our convertible notes, we do not have an obligation to prepay our fixed-rate debt prior to maturity and, as a result, interest rate risk and changes in fair value should not have a significant impact on our fixed rate borrowings until we would be required to repay such debt. Our Credit Facility is subject to interest rate changes as the borrowing rates are based on LIBOR or PRIME (see Note 5 in the accompanying notes to the unaudited consolidated financial statements included in this Form 10-Q).
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities:

A summary of the Company's repurchase activity for the three months ended June 30, 2017 is as follows:

Period	Total Number of Shares Purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
April 1, 2017 - April 30, 2017	—	$—	—	$130,202,650
May 1, 2017 - May 31, 2017	—	$—	—	$130,202,650
June 1, 2017 - June 30, 2017	—	$—	—	$130,202,650
Total	—		—

(1)
During the second quarter of 2017 the Company repurchased $51.9 million in aggregate principal amount of the Convertible Notes in privately negotiated transactions for $52.1 million in cash, inclusive of accrued interest (See Note 6 - Senior and Convertible Senior Notes, Net in the Notes to the Consolidated Financial Statements in Item I of this Form 10-Q for additional details).

(2)
On February 21, 2006, we announced that our Board of Directors approved a stock repurchase program, authorizing the expenditure of up to $100 million to repurchase shares of our common stock, in open market or privately negotiated transactions, based on market conditions and subject to certain price parameters. On August 15, 2006, the Board of Directors authorized an additional $100 million under this program. There is no stated expiration date for this program. As of June 30, 2017, we had approximately $130.2 million of the authorized amount available to repurchase shares under this program.

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

Item 6.	Exhibits

Exhibit Number	Description	Page or Method of Filing
3.1	Restated Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3 of Form 8-K dated June 20, 2002

3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated September 15, 2004

3.1.2	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Proxy Statement for the Registrant's 2006 Annual Meeting of Stockholders

3.1.3	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix B of Proxy Statement for the Registrant's 2008 Annual Meeting of Stockholders

3.1.4	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Definitive Proxy Statement filed with the Securities and Exchange Commission on January 9, 2009

3.2	Amended and Restated Bylaws of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated May 10, 2017

4.1	Indenture for 5.125% Senior Notes due 2027, and Form of Note	Incorporated by reference to Exhibit 4.1 of Form 8-K dated June 6, 2017

10.1	Amendment to Phillippe Lord Employment Agreement	Incorporated by reference to Exhibit 10.1 of Form 8-K dated May 15, 2017

10.2	Third Amendment to Amended and Restated Credit Agreement	Incorporated by reference to Exhibit 10.1 of Form 8-K dated May 31, 2017

10.3	Registration Rights Agreement relating to 5.125% Senior Notes due 2027	Incorporated by reference to Exhibit 10.1 of Form 8-K dated June 6, 2017

31.1	Rule 13a-14(a)/15d-14(a) Certification of Steven J. Hilton, Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Hilla Sferruzza, Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Furnished herewith

101.0
The following financial statements from the Meritage Homes Corporation Quarterly Report on Form 10-Q for the three and six months ended June 30, 2017, were formatted in XBRL (Extensible Business Reporting Language); (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Income Statements, (iii) Unaudited Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERITAGE HOMES CORPORATION, a Maryland Corporation

By:	/s/ HILLA SFERRUZZA
Hilla Sferruzza Chief Financial Officer and Chief Accounting Officer (Duly Authorized Officer and Principal Financial Officer)

Date:	August 3, 2017

INDEX OF EXHIBITS

3.1	Restated Articles of Incorporation of Meritage Homes Corporation

3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.2	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.3	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.4	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.2	Amended and Restated Bylaws of Meritage Homes Corporation

4.1	Indenture for 5.125% Senior Notes due 2027, and Form of Note

10.1	Amendment to Phillippe Lord Employment Agreement

10.2	Third Amendment to Amended and Restated Credit Agreement

10.3	Registration Rights Agreement relating to 5.125% Senior Notes due 2027

31.1	Rule 13a-14(a)/15d-14(a) Certification of Steven J. Hilton, Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Hilla Sferruzza, Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.0
The following financial statements from the Meritage Homes Corporation Quarterly Report on Form 10-Q for the three and six months ended June 30, 2017, were formatted in XBRL (Extensible Business Reporting Language); (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Income Statements, (iii) Unaudited Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Consolidated Financial Statements.