Form 10-Q
period 2017-09-30
Meritage Homes CORP
filed 2017-10-30
CIK 833079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

Common shares outstanding as of October 26, 2017: 40,326,062

MERITAGE HOMES CORPORATION
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2017

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30, 2017	December 31, 2016
Assets
Cash and cash equivalents	$115,167	$131,702
Other receivables	78,933	70,355
Real estate	2,762,269	2,422,063
Real estate not owned	39,793	—
Deposits on real estate under option or contract	67,547	85,556
Investments in unconsolidated entities	16,378	17,097
Property and equipment, net	32,080	33,202
Deferred tax asset	56,870	53,320
Prepaids, other assets and goodwill	83,121	75,396
Total assets	$3,252,158	$2,888,691
Liabilities
Accounts payable	$140,492	$140,682
Accrued liabilities	193,102	170,852
Home sale deposits	39,446	28,348
Liabilities related to real estate not owned	35,768	—
Loans payable and other borrowings	38,082	32,195
Senior and convertible senior notes, net	1,266,160	1,095,119
Total liabilities	1,713,050	1,467,196
Stockholders’ Equity
Preferred stock, par value $0.01. Authorized 10,000,000 shares; none issued and outstanding at September 30, 2017 and December 31, 2016	—	—
Common stock, par value $0.01. Authorized 125,000,000 shares; issued 40,326,062 and 40,030,518 shares at September 30, 2017 and December 31, 2016, respectively	403	400
Additional paid-in capital	582,414	572,506
Retained earnings	956,291	848,589
Total stockholders’ equity	1,539,108	1,421,495
Total liabilities and stockholders’ equity	$3,252,158	$2,888,691
See accompanying notes to unaudited consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Homebuilding:
Home closing revenue	$805,008	$735,870	$2,263,405	$2,127,332
Land closing revenue	589	16,987	16,942	21,187
Total closing revenue	805,597	752,857	2,280,347	2,148,519
Cost of home closings	(659,350)	(604,891)	(1,869,569)	(1,755,260)
Cost of land closings	(1,646)	(16,092)	(15,504)	(19,485)
Total cost of closings	(660,996)	(620,983)	(1,885,073)	(1,774,745)
Home closing gross profit	145,658	130,979	393,836	372,072
Land closing gross (loss)/profit	(1,057)	895	1,438	1,702
Total closing gross profit	144,601	131,874	395,274	373,774
Financial Services:
Revenue	3,549	3,139	10,142	9,115
Expense	(1,524)	(1,398)	(4,454)	(4,152)
Earnings from financial services unconsolidated entities and other, net	3,489	4,215	9,673	10,802
Financial services profit	5,514	5,956	15,361	15,765
Commissions and other sales costs	(55,845)	(52,478)	(158,866)	(155,034)
General and administrative expenses	(31,636)	(33,258)	(90,849)	(91,774)
(Loss)/earnings from other unconsolidated entities, net	(91)	440	852	856
Interest expense	(1,116)	(167)	(3,561)	(5,127)
Other income, net	2,028	1,435	5,218	3,263
Earnings before income taxes	63,455	53,802	163,429	141,723
Provision for income taxes	(20,905)	(16,915)	(55,727)	(43,989)
Net earnings	$42,550	$36,887	$107,702	$97,734
Earnings per common share:
Basic	$1.06	$0.92	$2.67	$2.45
Diluted	$1.02	$0.88	$2.55	$2.33
Weighted average number of shares:
Basic	40,323	40,022	40,273	39,958
Diluted	42,011	42,608	42,585	42,541
See accompanying notes to unaudited consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net earnings	$107,702	$97,734
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	12,071	11,470
Stock-based compensation	9,898	11,042
Excess income tax provision from stock-based awards	—	540
Equity in earnings from unconsolidated entities	(10,525)	(11,658)
Distributions of earnings from unconsolidated entities	10,410	11,439
Other	1,265	4,942
Changes in assets and liabilities:
Increase in real estate	(336,069)	(318,490)
Decrease/(increase) in deposits on real estate under option or contract	13,633	(3,160)
Increase in other receivables, prepaids and other assets	(15,207)	(14,201)
Increase in accounts payable and accrued liabilities	21,298	61,206
Increase in home sale deposits	11,098	791
Net cash used in operating activities	(174,426)	(148,345)
Cash flows from investing activities:
Investments in unconsolidated entities	(404)	(242)
Distributions of capital from unconsolidated entities	1,250	—
Purchases of property and equipment	(12,038)	(12,256)
Proceeds from sales of property and equipment	251	144
Maturities/sales of investments and securities	1,297	645
Payments to purchase investments and securities	(1,297)	(645)
Net cash used in investing activities	(10,941)	(12,354)
Cash flows from financing activities:
Proceeds from Credit Facility, net	10,000	25,000
Repayment of loans payable and other borrowings	(10,491)	(18,286)
Repurchase of convertible senior notes	(126,691)	—
Proceeds from issuance of senior notes	300,000	—
Payment of debt issuance costs	(3,986)	—
Excess income tax provision from stock-based awards	—	(540)
Proceeds from stock option exercises	—	232
Net cash provided by financing activities	168,832	6,406
Net decrease in cash and cash equivalents	(16,535)	(154,293)
Cash and cash equivalents, beginning of period	131,702	262,208
Cash and cash equivalents, end of period	$115,167	$107,915
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
Our homebuilding and marketing activities are conducted under the name of Meritage Homes in each of our homebuilding markets. We also offer luxury homes under the brand name of Monterey Homes in some markets. At September 30, 2017, we were actively selling homes in 250 communities, with base prices ranging from approximately $170,000 to $1,390,000.
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
Cash and Cash Equivalents. Liquid investments with an initial maturity of three months or less are classified as cash equivalents. Amounts in transit from title companies or closing agents for home closings of approximately $58.8 million and $75.3 million are included in cash and cash equivalents at September 30, 2017 and December 31, 2016, respectively.

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

Deposits. Deposits paid related to land options and purchase contracts are recorded and classified as Deposits on real estate under option or contract until the related land is purchased. Deposits are reclassified as a component of real estate inventory at the time the deposit is applied to the acquisition price of the lots based on the terms of the underlying agreements. To the extent they are non-refundable, deposits are charged to expense if the land acquisition contract is terminated or no longer considered probable. Since our acquisition contracts typically do not require specific performance, we do not consider such contracts to be contractual obligations to purchase the land and our total exposure under such contracts is limited to the loss of the non-refundable deposits and any ancillary capitalized costs. Our deposits on real estate under option or contract were $67.5 million and $85.6 million as of September 30, 2017 and December 31, 2016, respectively.

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
Surety Bonds and Letters of Credit. We provide surety bonds or letters of credit in support of our obligations relating to the development of our projects and other corporate purposes. Surety bonds are generally posted in lieu of letters of credit or cash deposits. The amount of these obligations outstanding at any time varies depending on the stage and level of completion of our development activities. Bonds are generally not released until all development activities under the bond are complete. In the event a bond or letter of credit is drawn upon, we would be obligated to reimburse the issuer for any amounts advanced under the bond or letter of credit. We believe it is unlikely that any significant amounts of these bonds or letters of credit will be drawn upon.

The table below outlines our surety bond and letter of credit obligations (in thousands):

	As of
	September 30, 2017		December 31, 2016
	Outstanding	Estimated work remaining to complete	Outstanding	Estimated work remaining to complete
Sureties:
Sureties related to owned projects and lots under contract	$278,779	$123,970	$239,246	$85,706
Total Sureties	$278,779	$123,970	$239,246	$85,706
Letters of Credit (“LOCs”):
LOCs in lieu of deposits for contracted lots	$250	N/A	$250	N/A
LOCs for land development	62,497	N/A	39,839	N/A
LOCs for general corporate operations	3,750	N/A	3,750	N/A
Total LOCs	$66,497	N/A	$43,839	N/A

Accrued Liabilities. Accrued liabilities at September 30, 2017 and December 31, 2016 consisted of the following (in thousands):

	As of
	September 30, 2017	December 31, 2016
Accruals related to real estate development and construction activities	$63,227	$53,778
Payroll and other benefits	46,922	52,941
Accrued interest	30,722	15,017
Accrued taxes	11,847	9,637
Warranty reserves	24,432	22,660
Legal reserves (1)	600	673
Other accruals	15,352	16,146
Total	$193,102	$170,852

(1)	See Note 15 for additional information related to our legal reserves.

Warranty Reserves. We provide home purchasers with limited warranties against certain building defects and we have certain obligations related to those post-construction warranties for closed homes. The specific terms and conditions of these limited warranties vary by state, but overall the nature of the warranties include a complete workmanship and materials warranty typically during the first one to two years after the close of the home and a structural warranty that typically extends up to 10 years subsequent to the close of the home. With the assistance of an actuary, we have estimated the reserves for the structural warranty based on the number of homes still under warranty and historical data and trends for our communities. We also use industry data with respect to similar product types and geographic areas in markets where our experience is incomplete to draw a meaningful conclusion. We regularly review our warranty reserves and adjust them, as necessary, to reflect changes in trends as information becomes available. In the nine months ended September 30, 2016 we decreased our warranty reserve balance by $275,000, which decreased our cost of sales. A summary of changes in our warranty reserves follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Balance, beginning of period	$23,620	$22,699	$22,660	$21,615
Additions to reserve from new home deliveries	4,366	4,110	12,491	12,068
Warranty claims	(3,554)	(4,843)	(10,719)	(11,442)
Adjustments to pre-existing reserves	—	—	—	(275)
Balance, end of period	$24,432	$21,966	$24,432	$21,966
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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), (“ASU 2014-09”). ASU 2014-09 requires entities to recognize revenue that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services by applying the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 supersedes the revenue recognition requirements in ASU 605, Revenue Recognition, most industry-specific guidance throughout the industry topics of the ASC, and some cost guidance related to construction-type and production-type contracts. ASU 2014-09 is effective for us on January 1, 2018, and the guidance allows for full retrospective or modified retrospective methods of adoption. We have substantially completed our evaluation on the impact that the adoption of ASU 2014-09 will have on our financial statements.  We do not expect it to have an impact on the amount or timing of our homebuilding revenues, although we expect there to be an immaterial impact to the timing of expense recognition related to ceasing the capitalization of certain selling costs we incur as part of the selling process.

NOTE 2 — REAL ESTATE AND CAPITALIZED INTEREST
Real estate consists of the following (in thousands):

	As of
	September 30, 2017	December 31, 2016
Homes under contract under construction (1)	$677,456	$508,927
Unsold homes, completed and under construction (1)	484,701	431,725
Model homes (1)	140,326	147,406
Finished home sites and home sites under development (2)	1,459,786	1,334,005
Total	$2,762,269	$2,422,063

(1)	Includes the allocated land and land development costs associated with each lot for these homes.

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

Subject to sufficient qualifying assets, we capitalize our development period interest costs incurred in connection with our real estate development and construction activities. Capitalized interest is allocated to active real estate when incurred and charged to cost of closings when the related property is delivered. A summary of our capitalized interest is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Capitalized interest, beginning of period	$72,327	$64,682	$68,196	$61,202
Interest incurred	21,024	17,372	58,199	52,644
Interest expensed	(1,116)	(167)	(3,561)	(5,127)
Interest amortized to cost of home and land closings	(15,462)	(14,256)	(46,061)	(41,088)
Capitalized interest, end of period	$76,773	$67,631	$76,773	$67,631

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
In order to determine if we are the primary beneficiary, we must first assess whether we have the ability to control the activities of the VIE that most significantly impact its economic performance. Such activities include, but are not limited to: the ability to determine the budget and scope of land development work, if any; the ability to control financing decisions for the VIE; the ability of the VIE to acquire additional land or dispose of land not under contract with Meritage; and the ability to change or amend the existing option contract with the VIE. If we are not determined to control such activities, we are not considered the primary beneficiary of the VIE. If we do have the ability to control such activities, we will continue our analysis to determine if we are also expected to absorb a potentially significant amount of the VIE’s losses or, if no party absorbs the majority of such losses, if we will benefit from a potentially significant amount of the VIE’s expected gains.
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
The table below presents a summary of our lots under option at September 30, 2017 (dollars in thousands):

	Projected Number of Lots	Purchase Price	Option/ Earnest Money Deposits–Cash
Purchase and option contracts recorded on balance sheet as Real estate not owned	242	$39,793	$4,025
Option contracts — non-refundable deposits, committed (1)	3,858	283,709	37,927
Purchase contracts — non-refundable deposits, committed (1)	6,610	300,962	24,255
Purchase and option contracts —refundable deposits, committed	560	17,669	902
Total committed	11,270	642,133	67,109
Purchase and option contracts — refundable deposits, uncommitted (2)	8,465	232,952	4,463
Total lots under contract or option	19,735	$875,085	$71,572
Total purchase and option contracts not recorded on balance sheet (3)	19,493	$835,292	$67,547	(4)

(1)	Deposits are non-refundable except if certain contractual conditions are not performed by the selling party.

(2)	Deposits are refundable at our sole discretion. We have not completed our acquisition evaluation process and we have not internally committed to purchase these lots.

(3)	Except for our specific performance contracts recorded on our balance sheet as Real estate not owned, none of our option agreements require us to purchase lots.

(4)	Amount is reflected on our consolidated balance sheet in Deposits on real estate under option or contract as of September 30, 2017.
Generally, our options to purchase lots remain effective so long as we purchase a pre-established minimum number of lots each month or quarter, as determined by the respective agreement. Although the pre-established number is typically structured to approximate our expected rate of home construction starts, during a weakened homebuilding market, we may purchase lots at an absorption level that exceeds our sales and home starts pace in order to meet the pre-established minimum number of lots or we will work to restructure our original contract to terms that more accurately reflect our revised orders pace expectations.
NOTE 4 - INVESTMENTS IN UNCONSOLIDATED ENTITIES
We may enter into land development joint ventures as a means of accessing larger parcels of land, expanding our market opportunities, managing our risk profile and leveraging our capital base. While purchasing land through a joint venture can be beneficial, currently we do not view joint ventures as critical to the success of our homebuilding operations. In 2016, we entered into our first new joint venture since 2008. Based on the structure of each joint venture, it may or may not be consolidated into our results. Our joint venture partners are generally other homebuilders, land sellers or other real estate investors. We generally do not have a controlling interest in these ventures, which means our joint venture partners could cause the venture to take actions we disagree with, or fail to take actions we believe should be undertaken, including the sale of the underlying property to repay debt or recoup all or part of the partners' investments. As of September 30, 2017, we had three active equity-method land ventures.
As of September 30, 2017, we also participated in one mortgage joint venture, which is engaged in mortgage activities and provides services to both our homebuyers as well as other buyers. Our investment in this mortgage joint venture as of September 30, 2017 and December 31, 2016 was $1.6 million and $2.3 million, respectively.

Summarized condensed combined financial information related to unconsolidated joint ventures that are accounted for using the equity method was as follows (in thousands):

	As of
	September 30, 2017	December 31, 2016
Assets:
Cash	$7,865	$7,446
Real estate	54,214	54,319
Other assets	4,151	6,461
Total assets	$66,230	$68,226
Liabilities and equity:
Accounts payable and other liabilities	$6,072	$7,339
Notes and mortgages payable	24,304	23,000
Equity of:
Meritage (1)	14,340	14,245
Other	21,514	23,642
Total liabilities and equity	$66,230	$68,226

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$9,593	$13,374	$30,622	$34,875
Costs and expenses	(4,138)	(5,762)	(14,724)	(15,408)
Net earnings of unconsolidated entities	$5,455	$7,612	$15,898	$19,467
Meritage’s share of pre-tax earnings (1) (2)	$3,398	$4,681	$10,648	$11,719

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

(2)
Our share of pre-tax earnings is recorded in Earnings from financial services unconsolidated entities and other, net and (Loss)/earnings from other unconsolidated entities, net on our consolidated income statements and excludes joint venture profit related to lots we purchased from the joint ventures. Such profit is deferred until homes are delivered by us and title passes to a homebuyer.

Our total investment in all of these joint ventures is $16.4 million and $17.1 million as of September 30, 2017 and December 31, 2016, respectively. We believe these ventures are in compliance with their respective debt agreements, if applicable, and such debt is non-recourse to us.

NOTE 5 — LOANS PAYABLE AND OTHER BORROWINGS
Loans payable and other borrowings consist of the following (in thousands):

	As of
	September 30, 2017	December 31, 2016
Other borrowings, real estate notes payable (1)	$13,082	$17,195
$625 million unsecured revolving credit facility with interest approximating LIBOR (approximately 1.23% at September 30, 2017) plus 1.75% or Prime (4.25% at September 30, 2017) plus 0.75%	25,000	15,000
Total	$38,082	$32,195

(1)	Reflects balance of non-recourse notes payable in connection with land purchases, with interest rates ranging from 0% to 8%.
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
We had $25.0 million of outstanding borrowings under the Credit Facility as of September 30, 2017 and $15.0 million in borrowings at December 31, 2016. During the nine months ended September 30, 2017 we had $320.0 million of gross borrowings and $310.0 million of repayments. During the nine months ended September 30, 2016 we had $106.0 million of gross borrowings and $81.0 million of repayments. As of September 30, 2017 we had outstanding letters of credit issued under the Credit Facility totaling $66.5 million, leaving $533.5 million available under the Credit Facility to be drawn.
NOTE 6 — SENIOR AND CONVERTIBLE SENIOR NOTES, NET
Senior and convertible senior notes, net consist of the following (in thousands):

	As of
	September 30, 2017	December 31, 2016
4.50% senior notes due 2018	$175,000	$175,000
7.15% senior notes due 2020. At September 30, 2017 and December 31, 2016 there was approximately $1,422 and $1,849 in net unamortized premium, respectively	301,422	301,849
7.00% senior notes due 2022	300,000	300,000
6.00% senior notes due 2025	200,000	200,000
5.125% senior notes due 2027	300,000	—
1.875% convertible senior notes due 2032	—	126,500
Net debt issuance costs	(10,262)	(8,230)
Total	$1,266,160	$1,095,119
In June 2017, we completed an offering of $300.0 million aggregate principal amount of Senior Notes due 2027 (the "2027 Notes"). The 2027 Notes bear interest at 5.125% per annum, payable on June 6 and December 6 of each year, commencing on December 6, 2017.
Using the proceeds from the 2027 Notes offering, in June 2017 we repurchased in privately negotiated transactions $51.9 million of our convertible senior notes ("Convertible Notes") aggregate principal amount, incurring a loss on extinguishment of debt of $0.3 million included in Other income, net, in the accompanying consolidated income statements for the nine months ended September 30, 2017.

The Convertible Notes could be redeemed by the note-holders on the fifth, tenth and fifteenth anniversary dates of the Convertible Notes. The fifth anniversary of the Convertible Notes was on September 15, 2017. During September 2017, through a combination of holder redemptions and an exercise of our call option, we redeemed for cash all remaining Convertible Notes at a redemption price equal to 100% of the principal amount of the notes being redeemed, plus accrued and unpaid interest.
The indentures for all of our senior notes contain covenants including, among others, limitations on the amount of secured debt we may incur, and limitations on sale and leaseback transactions and mergers. We believe we are in compliance with all such covenants as of September 30, 2017.
Obligations to pay principal and interest on the senior (and previously our Convertible Notes) are guaranteed by substantially all of our wholly-owned subsidiaries (each a “Guarantor” and, collectively, the “Guarantor Subsidiaries”), each of which is directly or indirectly 100% owned by Meritage Homes Corporation. Such guarantees are full and unconditional, and joint and several. In the event of a sale or other disposition of all of the assets of any Guarantor, by way of merger, consolidation or otherwise, or a sale or other disposition of all of the equity interests of any Guarantor then held by Meritage and its subsidiaries, then that Guarantor may be released and relieved of any obligations under its note guarantee. There are no significant restrictions on our ability or the ability of any Guarantor to obtain funds from their respective subsidiaries, as applicable, by dividend or loan. We do not provide separate financial statements of the Guarantor Subsidiaries because Meritage (the parent company) has no independent assets or operations and the guarantees are full and unconditional and joint and several. Subsidiaries of Meritage Homes Corporation that are non-guarantor subsidiaries are, individually and in the aggregate, minor.
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

Financial Instruments: The fair value of our fixed-rate debt is derived from quoted market prices by independent dealers (level 2 inputs as per the discussion above) and is as follows (in thousands):

	As of
	September 30, 2017		December 31, 2016
	Aggregate Principal	Estimated Fair Value	Aggregate Principal	Estimated Fair Value
4.50% senior notes	$175,000	$175,875	$175,000	$177,625
7.15% senior notes	$300,000	$330,000	$300,000	$325,500
7.00% senior notes	$300,000	$342,750	$300,000	$324,750
6.00% senior notes	$200,000	$213,000	$200,000	$202,500
5.125% senior notes	$300,000	$300,750	$—	$—
1.875% convertible senior notes	$—	$—	$126,500	$126,105
Due to the short-term nature of other financial assets and liabilities, including our Loans payable and other borrowings, we consider the carrying amounts of our other short-term financial instruments to approximate fair value.

NOTE 8 — EARNINGS PER SHARE
Basic and diluted earnings per common share were calculated as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Basic weighted average number of shares outstanding	40,323	40,022	40,273	39,958
Effect of dilutive securities:
Convertible Notes (1)	1,105	2,176	1,754	2,176
Unvested restricted stock	583	410	558	407
Diluted average shares outstanding	42,011	42,608	42,585	42,541
Net earnings as reported	$42,550	$36,887	$107,702	$97,734
Interest attributable to Convertible Notes, net of income taxes	201	403	942	1,210
Net earnings for diluted earnings per share	$42,751	$37,290	$108,644	$98,944
Basic earnings per share	$1.06	$0.92	$2.67	$2.45
Diluted earnings per share (1)	$1.02	$0.88	$2.55	$2.33
Antidilutive stock not included in the calculation of diluted earnings per share	2	17	4	5

(1)
In accordance with ASC 260-10, Earnings Per Share, ("ASC 260-10") we calculate the dilutive effect of convertible securities using the "if-converted" method based on the number of days our Convertible Notes were outstanding during the period.

NOTE 9 — ACQUISITIONS AND GOODWILL
Goodwill. Over the past several years, we entered new markets through the acquisition of the homebuilding assets and operations of local/regional homebuilders in Georgia, South Carolina and Tennessee. As a result of these transactions, we recorded approximately $33.0 million of goodwill. Goodwill represents the excess of the purchase price of our acquisitions over the fair value of the net assets acquired. Our acquisitions are recorded in accordance with ASC 805, Business Combinations and ASC 820, using the acquisition method of accounting. The purchase price for acquisitions is allocated based on estimated fair value of the assets and liabilities at the date of the acquisition. The combined excess purchase price of our acquisitions over the fair value of the net assets is classified as goodwill and is included on our consolidated balance sheet in Prepaids, other assets and goodwill. In accordance with ASC 350, we assess the recoverability of goodwill annually, or more frequently, if impairment indicators are present.
A summary of the carrying amount of goodwill follows (in thousands):

	West	Central	East	Financial Services	Corporate	Total
Balance at December 31, 2016	$—	$—	$32,962	$—	$—	$32,962
Additions	—	—	—	—	—	—
Impairments	—	—	—	—	—	—
Balance at September 30, 2017	$—	$—	$32,962	$—	$—	$32,962

NOTE 10 — STOCKHOLDERS’ EQUITY

A summary of changes in stockholders’ equity is presented below (in thousands):

	Nine Months Ended September 30, 2017
	(In thousands)
	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2016	40,031	$400	$572,506	$848,589	$1,421,495
Net earnings	—	—	—	107,702	107,702
Exercise/vesting of stock-based awards	295	3	(3)	—	—
Stock-based compensation expense	—	—	9,911	—	9,911
Balance at September 30, 2017	40,326	$403	$582,414	$956,291	$1,539,108

	Nine Months Ended September 30, 2016
	(In thousands)
	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2015	39,669	$397	$559,492	$699,048	$1,258,937
Net earnings	—	—	—	97,734	97,734
Exercise/vesting of stock-based awards	356	3	229	—	232
Excess income tax benefit from stock-based awards	—	—	(540)	—	(540)
Stock-based compensation expense	—	—	11,042	—	11,042
Balance at September 30, 2016	40,025	$400	$570,223	$796,782	$1,367,405

NOTE 11 — STOCK BASED AND DEFERRED COMPENSATION
We have a stock-based compensation plan, the Amended and Restated 2006 Stock Incentive Plan (the “Plan”), that was adopted in 2006 and has been amended or restated from time to time. The Plan was approved by our stockholders and is administered by our Board of Directors. The provisions of the Plan allow for the grant of stock appreciation rights, restricted stock awards, restricted stock units, performance share awards and performance-based awards in addition to non-qualified and incentive stock options. The Plan authorizes awards to officers, key employees, non-employee directors and consultants for up to 5,350,000 shares of common stock, of which 1,131,155 shares remain available for grant at September 30, 2017. The available shares include shares from expired, terminated or forfeited awards under prior plans that have since expired and are thus available for grant under the Plan. We believe that such awards provide a means of performance-based compensation to attract and retain qualified employees and better align the interests of our employees with those of our stockholders. Non-vested stock awards are usually granted with a five-year ratable vesting period for employees and with a three-year cliff vesting for both non-vested stock and performance-based awards granted to certain senior executive officers and non-employee directors.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock-based compensation expense	$4,113	$3,729	$9,898	$11,042
Non-vested shares granted	14,075	3,500	430,575	497,365
Performance-based non-vested shares granted	—	—	154,120	66,698
Stock options exercised (1)	—	—	—	14,400
Restricted stock awards vested (includes performance-based awards)	5,780	6,940	295,544	341,490

(1)	As of December 31, 2016, we have no remaining unexercised stock options.
The following table includes additional information regarding our Plan (dollars in thousands):

	As of
	September 30, 2017	December 31, 2016
Unrecognized stock-based compensation cost	$21,920	$18,528
Weighted average years expense recognition period	2.75	2.56
Total stock-based awards outstanding (1)	1,302,176	1,147,271

(1)	Includes unvested restricted stock, performance-based awards (at target level) and restricted stock units.

We also offer a non-qualified deferred compensation plan ("deferred compensation plan") to highly compensated employees in order to allow them additional pre-tax income deferrals above and beyond the limits that qualified plans, such as 401k plans, impose on highly compensated employees. We do not currently offer a contribution match on the deferred compensation plan. All contributions to the plan to date have been funded by the employees and, therefore, we have no associated expense related to the deferred compensation plan for the three and nine months ended September 30, 2017 or 2016, other than minor administrative costs.

NOTE 12 — INCOME TAXES
Components of the income tax provision are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Federal	$18,890	$15,032	$49,678	$38,141
State	2,015	1,883	6,049	5,848
Total	$20,905	$16,915	$55,727	$43,989

The effective tax rate for the three and nine months ended September 30, 2017 was 32.9% and 34.1%, respectively, and for the three and nine months ended September 30, 2016 was 31.4% and 31.0%, respectively. Our tax rate has been favorably impacted in both years by the homebuilding manufacturing deduction. The lower 2016 effective tax rate reflects the benefit of federal energy credits for homes sold in both 2016 and in prior periods as a result of the Protecting Americans from Tax Hikes (PATH) Act of 2015. The PATH Act was the enabling legislation for claiming federal energy tax credits on homes qualifying in 2015 and 2016. This legislation has expired and has not been renewed for 2017. Accordingly, our effective tax rate for 2017 does not reflect a tax benefit from federal energy credits for homes sold in 2017.

At September 30, 2017 and December 31, 2016, we have no unrecognized tax benefits. We believe that our current income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change. Our policy is to accrue interest and penalties on unrecognized tax benefits and include them in federal income tax expense.
We determine our deferred tax assets and liabilities in accordance with ASC 740-10, Income Taxes. We evaluate our deferred tax assets, including the benefit from net operating losses ("NOLs"), by jurisdiction to determine if a valuation allowance is required. Companies must assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. This assessment considers, among other matters, the nature, frequency and severity of cumulative losses, forecasts of future profitability, the length of statutory carry forward periods, experiences with operating losses and experiences of utilizing tax credit carry forwards and tax planning alternatives. We have no valuation allowance on our deferred tax assets and NOL carryovers at September 30, 2017.
At September 30, 2017, we had no remaining federal NOL carry forward or un-utilized federal tax credits. At September 30, 2017, and December 31, 2016 we had tax benefits for state NOL carry forwards of $1.4 million, net of federal benefit, that begin to expire in 2028.
At September 30, 2017, we have income taxes payable of $5.7 million, which primarily consists of current federal and state tax accruals, net of estimated tax payments and tax credits. This amount is recorded in Accrued liabilities on the accompanying unaudited balance sheet at September 30, 2017. At September 30, 2017, we have an income tax receivable of $2.0 million from amending prior year tax returns to claim additional federal energy tax credits which is included in Other receivables on the accompanying unaudited balance sheet.
We conduct business and are subject to tax in the U.S. and several states. With few exceptions, we are no longer subject to U.S. federal, state, or local income tax examinations by taxing authorities for years prior to 2013. We have one state income tax examination of multiple years under audit at this time and do not expect it to have a material outcome.
The tax benefits from NOLs, built-in losses, and tax credits would be materially reduced or potentially eliminated if we experience an “ownership change” as defined under Internal Revenue Code §382. Based on our analysis performed as of September 30, 2017 we do not believe that we have experienced an ownership change. As a protective measure, our stockholders held a Special Meeting of Stockholders on February 16, 2009 and approved an amendment to our Articles of Incorporation that restricts certain transfers of our common stock. The amendment is intended to help us avoid an unintended ownership change and thereby preserve the value of any tax benefit for future utilization.

NOTE 13 — SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
The following table presents certain supplemental cash flow information (in thousands):

	Nine Months Ended September 30,
	2017	2016
Interest capitalized, net	$(14,454)	$(9,053)
Income taxes paid	$61,034	$43,860
Non-cash operating activities:
Real estate not owned increase	$39,793	$—
Real estate acquired through notes payable	$6,378	$14,199
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
The following segment information is in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Homebuilding revenue (1):
West	$373,708	$330,805	$1,055,086	$924,494
Central	236,884	200,446	637,394	571,036
East	195,005	221,606	587,867	652,989
Consolidated total	$805,597	$752,857	$2,280,347	$2,148,519
Homebuilding segment operating income:
West	$35,026	$27,829	$94,169	$71,387
Central	26,404	18,635	63,524	52,313
East	4,954	9,737	12,675	27,918
Total homebuilding segment operating income	66,384	56,201	170,368	151,618
Financial services segment profit	5,514	5,956	15,361	15,765
Corporate and unallocated costs (2)	(9,264)	(10,063)	(24,809)	(24,652)
(Loss)/earnings from other unconsolidated entities, net	(91)	440	852	856
Interest expense	(1,116)	(167)	(3,561)	(5,127)
Other income, net	2,028	1,435	5,218	3,263
Net earnings before income taxes	$63,455	$53,802	$163,429	$141,723

(1)	Homebuilding revenue includes the following land closing revenue, by segment, as outlined in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Land closing revenue:
West	$—	$15,543	$11,800	$15,608
Central	125	947	247	4,659
East	464	497	4,895	920
Total	$589	$16,987	$16,942	$21,187

(2)	Balance consists primarily of corporate costs and numerous shared service functions such as finance and treasury that are not allocated to the homebuilding or financial services reporting segments.

	At September 30, 2017
	West		Central		East		Financial Services	Corporate and Unallocated		Total
Deposits on real estate under option or contract	$21,275		$23,237		$23,035		$—	$—		$67,547
Real estate	1,183,953		701,516		876,800		—	—		2,762,269
Investments in unconsolidated entities	7,660		7,158		—		—	1,560		16,378
Other assets	47,648	(1)	104,063	(2)	117,411	(3)	615	136,227	(4)	405,964
Total assets	$1,260,536		$835,974		$1,017,246		$615	$137,787		$3,252,158

(1)	Balance consists primarily of cash and property and equipment.

(2)	Balance consists primarily of development reimbursements from local municipalities and cash.

(3)	Balance consists primarily of real estate not owned and goodwill (see Note 9).

(4)	Balance consists primarily of our deferred tax asset and cash.

	At December 31, 2016
	West		Central		East		Financial Services	Corporate and Unallocated		Total
Deposits on real estate under option or contract	$25,863		$27,669		$32,024		$—	$—		$85,556
Real estate	1,120,038		595,485		706,540		—	—		2,422,063
Investments in unconsolidated entities	7,362		7,450		—		—	2,285		17,097
Other assets	45,624	(1)	94,299	(2)	93,245	(3)	812	129,995	(4)	363,975
Total assets	$1,198,887		$724,903		$831,809		$812	$132,280		$2,888,691

(1)	Balance consists primarily of cash and property and equipment.

(2)	Balance consists primarily of development reimbursements from local municipalities and cash.

(3)	Balance consists primarily of goodwill (see Note 9), prepaid permits and fees to local municipalities and cash.

(4)	Balance consists primarily of cash and our deferred tax asset.

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
The words “believe,” “expect,” “anticipate,” “forecast,” “plan,” “intend,” "may," "will," "should," "could," “estimate,” “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. All statements we make other than statements of historical fact are forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements in this Quarterly Report include: statements concerning trends in the homebuilding industry in general, and our markets and results specifically; our operating strategy and initiatives, including our strategy to expand the number of communities that target the first-time buyer segment; demand and pricing trends in the short-term throughout our geographies; that we may opportunistically repurchase our debt and equity securities; the benefits of our land acquisition strategy and structures, including the use and the benefits of option contracts and joint ventures; that we expect to redeploy cash generated from operations to acquire and develop lot positions; management estimates regarding joint venture exposure; our expectation that existing guarantees, letters of credit and performance and surety bonds will not be drawn on; the adequacy of our insurance coverage and warranty reserves; the expected outcome of legal proceedings we are involved in and the sufficiency of our reserves relating thereto; the sufficiency of our liquidity and capital resources to support our business strategy; our ability and willingness to acquire land under option or contract; our strategy and trends and expectations concerning sales prices, sales pace, closings, orders, cancellations, material and labor costs for land development and home construction, gross margins, gross profit, revenues, net earnings, operating leverage, backlog, land prices, changes in and location of active communities, seasonality and the amount, type and timing of new community openings; our future cash needs; that we may seek to raise additional debt and equity capital; and our intentions regarding the payment of dividends and the use of derivative contracts; our perceptions about the importance of joint ventures to our business; and the impact of changes in interest rates.
Important factors that could cause actual results to differ materially from those in forward-looking statements, and that could negatively affect our business include, but are not limited to, the following: potential adverse impacts on our Houston and Florida orders, closings, revenue and costs due to Hurricanes Harvey and Irma; growth in first-time homebuyers; the availability and cost of finished lots and undeveloped land; changes in interest rates and the availability and pricing of residential mortgages; the success of our strategic initiatives; shortages in the availability and cost of labor; changes in tax laws that adversely impact us or our homebuyers; the ability of our potential buyers to sell their existing homes; cancellation rates; inflation in the cost of materials used to develop communities and construct homes; the adverse effect of slower order absorption rates; impairments of our real estate inventory; a change to the feasibility of projects under option or contract that could result in the write-down or write-off of option deposits; our potential exposure to natural disasters or severe weather conditions; competition; construction defect and home warranty claims; failures in health and safety performance; our success in prevailing on contested tax positions; our ability to obtain performance and surety bonds in connection with our development work; the loss of key personnel; enactment of new regulations or our failure to comply with laws and regulations; our limited geographic diversification; fluctuations in quarterly operating results; our level of indebtedness; our ability to obtain financing; our ability to successfully integrate acquired companies and achieve anticipated benefits from these acquisitions; our compliance with government regulations; the effect of legislative and other government actions, orders, policies or initiatives that impact housing, labor availability, construction, mortgage availability, our access to capital, the cost of capital or the economy in general, or other initiatives that seek to restrain growth of new housing construction or similar measures; legislation relating to energy and climate change; the replication of our energy-efficient technologies by our competitors; our exposure to information technology failures and security breaches; and other factors identified in documents filed by the Company with the Securities and Exchange Commission, including those set forth in our Form 10-K for the year ended December 31, 2016 under the caption “Risk Factors,” which can be found on our website.
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
The housing market has continued to improve throughout the first nine months of 2017 as evidenced by a favorable demand environment assisted by historically low interest rates and strong consumer confidence combined with a limited supply of resale homes. While these dynamics have translated to rising average sales prices in some markets, the increase in demand has also resulted in rising land and construction material costs limiting the potential expansion in gross margins. Unprecedented devastation hit two of our key markets in the third quarter with the recent hurricanes in Houston and Florida. While we were fortunate to incur minimal physical damage, we have been impacted with delays in orders and closings, as many communities were closed, some up to several weeks, due to the storms. We are working to quantify what, if any, impact the storms will have on our future cycle times and margins as a result of labor shortages and/or material price increases.
The desire for new homes continues to be healthy across most of our markets, especially for our entry-level and LiVE.NOW communities that target the first-time homebuyer who has returned to the market in a meaningful way in recent years. We expect first-time buyers to continue to grow as a percentage of total homebuyers. Our entry-level product is also attracting some move-down buyers with select floor plans that appeal to an age targeted audience. We continue to focus on strategic initiatives that are designed to position us for further growth and improve our margins, while pivoting to increase our focus on the first-time buyer. We remain committed to expanding our presence in our markets by increasing our community count and offering homes with energy-efficient features and appealing designs for today's homebuyer.
Summary Company Results
Total home closing revenue was $805.0 million for the three months ended September 30, 2017, an increase of $69.1 million over the corresponding prior year period due to the 169 additional homes closed. The 9.4% increase in home closing revenue and 30-basis-point improvement in home closing gross margin provided $14.7 million in additional home closing gross profit which, combined with reduced general and administrative costs of $1.6 million, helped to offset higher interest expense and contributed to our improved net income of $42.6 million for the three months ended September 30, 2017 versus $36.9 million for the 2016 period. Third quarter 2017 results reflect a higher provision for income taxes due to a higher effective tax rate of 32.9% versus 2016 of 31.4%. The lower 2016 effective tax rate is inclusive of the benefit of federal energy credits for homes sold in both 2016 and in prior periods, as the legislation providing for these credits expired in 2016 and has not been renewed for 2017. Year-to-date results reflect $136.1 million in additional home closing revenue and $21.8 million higher home closing gross profit versus the nine months ended September 30, 2016. Higher gross profit combined with lower year-over-year general and administrative costs, lower interest expense and an increase in other income, partially offset by the increased tax rate, led to net income of $107.7 million for the nine months ended September 30, 2017 compared to $97.7 million in 2016.
On a consolidated basis, we experienced year over year growth in closings and orders, both in units and value, for the three and nine months ended September 30, 2017. We ended the third quarter of 2017 with 3,333 homes in backlog, 2.5% higher than 2016 providing a backlog value of $1.4 billion, a 2.4% increase over September 30, 2016. The slight growth in year over year backlog is primarily the result of the increase in the number of average communities at September 30, 2017 compared to prior year combined with consistent year-over-year orders pace.
Company Positioning
We believe that the investments in our new communities, particularly those designed for the first-time homebuyer, and industry-leading innovation in energy-efficient product offerings and automation create a differentiated strategy that has aided us in our growth in the highly competitive new home market. We remain focused on our main goals of growing our orders, revenue and profit, and maintaining a strong balance sheet. To help meet these goals, we continue to focus on the following initiatives:

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

•
Generating additional working capital and maintaining adequate liquidity, most recently through a $300 million senior note debt issuance, the pay-off of our Convertible Notes, and expansion of our Credit Facility capacity;

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
Critical Accounting Policies
The accounting policies we deem most critical to us and that involve the most difficult, subjective or complex judgments include revenue recognition, valuation of real estate, goodwill, deferred tax assets and warranty reserves as well as the calculation of compensation cost relating to share-based payments. There have been no significant changes to our critical accounting policies during the nine months ended September 30, 2017 compared to those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our 2016 Annual Report on Form 10-K.

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

	Three Months Ended September 30,		Quarter over Quarter
	2017	2016	Change $	Change %
Home Closing Revenue
Total
Dollars	$805,008	$735,870	$69,138	9.4%
Homes closed	1,969	1,800	169	9.4%
Average sales price	$408.8	$408.8	$—	—%
West Region
Arizona
Dollars	$141,249	$89,092	$52,157	58.5%
Homes closed	424	253	171	67.6%
Average sales price	$333.1	$352.1	$(19.0)	(5.4)%
California
Dollars	$154,731	$142,056	$12,675	8.9%
Homes closed	261	251	10	4.0%
Average sales price	$592.8	$566.0	$26.9	4.7%
Colorado
Dollars	$77,728	$84,114	$(6,386)	(7.6)%
Homes closed	135	167	(32)	(19.2)%
Average sales price	$575.8	$503.7	$72.1	14.3%
West Region Totals
Dollars	$373,708	$315,262	$58,446	18.5%
Homes closed	820	671	149	22.2%
Average sales price	$455.7	$469.8	$(14.1)	(3.0)%
Central Region - Texas
Central Region Totals
Dollars	$236,759	$199,499	$37,260	18.7%
Homes closed	647	542	105	19.4%
Average sales price	$365.9	$368.1	$(2.1)	(0.6)%
East Region
Florida
Dollars	$77,652	$85,647	$(7,995)	(9.3)%
Homes closed	185	206	(21)	(10.2)%
Average sales price	$419.7	$415.8	$4.0	1.0%
Georgia
Dollars	$29,019	$27,477	$1,542	5.6%
Homes closed	95	83	12	14.5%
Average sales price	$305.5	$331.0	$(25.6)	(7.7)%
North Carolina
Dollars	$48,129	$71,641	$(23,512)	(32.8)%
Homes closed	107	177	(70)	(39.5)%
Average sales price	$449.8	$404.8	$45.1	11.1%
South Carolina
Dollars	$25,164	$22,658	$2,506	11.1%
Homes closed	74	76	(2)	(2.6)%
Average sales price	$340.1	$298.1	$41.9	14.1%
Tennessee
Dollars	$14,577	$13,686	$891	6.5%
Homes closed	41	45	(4)	(8.9)%
Average sales price	$355.5	$304.1	$51.4	16.9%
East Region Totals
Dollars	$194,541	$221,109	$(26,568)	(12.0)%
Homes closed	502	587	(85)	(14.5)%
Average sales price	$387.5	$376.7	$10.9	2.9%

	Nine Months Ended September 30,		Quarter over Quarter
	2017	2016	Chg $	Chg %
Home Closing Revenue
Total
Dollars	$2,263,405	$2,127,332	$136,073	6.4%
Homes closed	5,456	5,238	218	4.2%
Average sales price	$414.8	$406.1	$8.7	2.1%
West Region
Arizona
Dollars	$382,814	$258,139	$124,675	48.3%
Homes closed	1,139	749	390	52.1%
Average sales price	$336.1	$344.6	$(8.5)	(2.5)%
California
Dollars	$427,095	$418,834	$8,261	2.0%
Homes closed	702	738	(36)	(4.9)%
Average sales price	$608.4	$567.5	$40.9	7.2%
Colorado
Dollars	$233,377	$231,913	$1,464	0.6%
Homes closed	417	474	(57)	(12.0)%
Average sales price	$559.7	$489.3	$70.4	14.4%
West Region Totals
Dollars	$1,043,286	$908,886	$134,400	14.8%
Homes closed	2,258	1,961	297	15.1%
Average sales price	$462.0	$463.5	$(1.4)	(0.3)%
Central Region - Texas
Central Region Totals
Dollars	$637,147	$566,377	$70,770	12.5%
Homes closed	1,752	1,563	189	12.1%
Average sales price	$363.7	$362.4	$1.3	0.4%
East Region
Florida
Dollars	$225,674	$252,311	$(26,637)	(10.6)%
Homes closed	518	619	(101)	(16.3)%
Average sales price	$435.7	$407.6	$28.1	6.9%
Georgia
Dollars	$74,860	$76,874	$(2,014)	(2.6)%
Homes closed	223	229	(6)	(2.6)%
Average sales price	$335.7	$335.7	$—	0.0%
North Carolina
Dollars	$164,596	$198,525	$(33,929)	(17.1)%
Homes closed	370	474	(104)	(21.9)%
Average sales price	$444.9	$418.8	$26.0	6.2%
South Carolina
Dollars	$75,085	$71,577	$3,508	4.9%
Homes closed	217	231	(14)	(6.1)%
Average sales price	$346.0	$309.9	$36.2	11.7%
Tennessee
Dollars	$42,757	$52,782	$(10,025)	(19.0)%
Homes closed	118	161	(43)	(26.7)%
Average sales price	$362.3	$327.8	$34.5	10.5%
East Region Totals
Dollars	$582,972	$652,069	$(69,097)	(10.6)%
Homes closed	1,446	1,714	(268)	(15.6)%
Average sales price	$403.2	$380.4	$22.7	6.0%

	Three Months Ended September 30,		Quarter over Quarter
	2017	2016	Change $	Change %
Home Orders (1)
Total
Dollars	$765,027	$715,562	$49,465	6.9%
Homes ordered	1,874	1,737	137	7.9%
Average sales price	$408.2	$412.0	$(3.7)	(0.9)%
West Region
Arizona
Dollars	$116,757	$116,815	$(58)	0.0%
Homes ordered	348	345	3	0.9%
Average sales price	$335.5	$338.6	$(3.1)	(0.9)%
California
Dollars	$124,339	$125,920	$(1,581)	(1.3)%
Homes ordered	200	216	(16)	(7.4)%
Average sales price	$621.7	$583.0	$38.7	6.6%
Colorado
Dollars	$55,459	$66,213	$(10,754)	(16.2)%
Homes ordered	92	121	(29)	(24.0)%
Average sales price	$602.8	$547.2	$55.6	10.2%
West Region Totals
Dollars	$296,555	$308,948	$(12,393)	(4.0)%
Homes ordered	640	682	(42)	(6.2)%
Average sales price	$463.4	$453.0	$10.4	2.3%
Central Region - Texas
Central Region Totals
Dollars	$213,241	$178,934	$34,307	19.2%
Homes ordered	593	488	105	21.5%
Average sales price	$359.6	$366.7	$(7.1)	(1.9)%
East Region
Florida
Dollars	$120,243	$95,946	$24,297	25.3%
Homes ordered	269	208	61	29.3%
Average sales price	$447.0	$461.3	$(14.3)	(3.1)%
Georgia
Dollars	$33,039	$28,841	$4,198	14.6%
Homes ordered	102	85	17	20.0%
Average sales price	$323.9	$339.3	$(15.4)	(4.5)%
North Carolina
Dollars	$59,976	$61,537	$(1,561)	(2.5)%
Homes ordered	147	149	(2)	(1.3)%
Average sales price	$408.0	$413.0	$(5.0)	(1.2)%
South Carolina
Dollars	$28,449	$22,434	$6,015	26.8%
Homes ordered	86	71	15	21.1%
Average sales price	$330.8	$316.0	$14.8	4.7%
Tennessee
Dollars	$13,524	$18,922	$(5,398)	(28.5)%
Homes ordered	37	54	(17)	(31.5)%
Average sales price	$365.5	$350.4	$15.1	4.3%
East Region Totals
Dollars	$255,231	$227,680	$27,551	12.1%
Homes ordered	641	567	74	13.1%
Average sales price	$398.2	$401.6	$(3.4)	(0.8)%

(1)
Home orders for any period represent the aggregate sales price of all homes ordered, net of cancellations. We do not include orders contingent upon the sale of a customer’s existing home as a sales contract until the contingency is removed.

	Nine Months Ended September 30,		Quarter over Quarter
	2017	2016	Chg $	Chg %
Home Orders (1)
Total
Dollars	$2,536,448	$2,365,508	$170,940	7.2%
Homes ordered	6,162	5,797	365	6.3%
Average sales price	$411.6	$408.1	$3.6	0.9%
West Region
Arizona
Dollars	$380,459	$322,807	$57,652	17.9%
Homes ordered	1,148	935	213	22.8%
Average sales price	$331.4	$345.2	$(13.8)	(4.0)%
California
Dollars	$480,694	$442,863	$37,831	8.5%
Homes ordered	802	775	27	3.5%
Average sales price	$599.4	$571.4	$27.9	4.9%
Colorado
Dollars	$214,532	$237,237	$(22,705)	(9.6)%
Homes ordered	368	459	(91)	(19.8)%
Average sales price	$583.0	$516.9	$66.1	12.8%
West Region Totals
Dollars	$1,075,685	$1,002,907	$72,778	7.3%
Homes ordered	2,318	2,169	149	6.9%
Average sales price	$464.1	$462.4	$1.7	0.4%
Central Region - Texas
Central Region Totals
Dollars	$719,656	$597,947	$121,709	20.4%
Homes ordered	2,000	1,629	371	22.8%
Average sales price	$359.8	$367.1	$(7.2)	(2.0)%
East Region
Florida
Dollars	$342,754	$295,453	$47,301	16.0%
Homes ordered	791	702	89	12.7%
Average sales price	$433.3	$420.9	$12.4	2.9%
Georgia
Dollars	$88,306	$102,392	$(14,086)	(13.8)%
Homes ordered	270	305	(35)	(11.5)%
Average sales price	$327.1	$335.7	$(8.7)	(2.6)%
North Carolina
Dollars	$187,683	$205,562	$(17,879)	(8.7)%
Homes ordered	440	497	(57)	(11.5)%
Average sales price	$426.6	$413.6	$12.9	3.1%
South Carolina
Dollars	$76,827	$95,123	$(18,296)	(19.2)%
Homes ordered	224	296	(72)	(24.3)%
Average sales price	$343.0	$321.4	$21.6	6.7%
Tennessee
Dollars	$45,537	$66,124	$(20,587)	(31.1)%
Homes ordered	119	199	(80)	(40.2)%
Average sales price	$382.7	$332.3	$50.4	15.2%
East Region Totals
Dollars	$741,107	$764,654	$(23,547)	(3.1)%
Homes ordered	1,844	1,999	(155)	(7.8)%
Average sales price	$401.9	$382.5	$19.4	5.1%

	Three Months Ended September 30,
	2017		2016
	Ending	Average	Ending	Average
Active Communities
Total	250	253.5	237	239.0
West Region
Arizona	40	39.5	40	41.5
California	24	25.0	29	27.0
Colorado	9	9.5	10	11.0
West Region Totals	73	74.0	79	79.5
Central Region - Texas
Central Region Totals	93	92.5	74	73.5
East Region
Florida	29	29.5	26	26.0
Georgia	17	18.0	17	17.0
North Carolina	18	19.0	19	20.5
South Carolina	14	14.0	15	15.5
Tennessee	6	6.5	7	7.0
East Region Totals	84	87.0	84	86.0

	Nine Months Ended September 30,
	2017		2016
	Ending	Average	Ending	Average
Active Communities
Total	250	246.5	237	245.5
West Region
Arizona	40	41.0	40	40.5
California	24	26.0	29	26.5
Colorado	9	9.5	10	13.0
West Region Totals	73	76.5	79	80.0
Central Region - Texas
Central Region Totals	93	86.5	74	73.0
East Region
Florida	29	28.0	26	28.5
Georgia	17	17.0	17	17.0
North Carolina	18	17.5	19	22.5
South Carolina	14	14.5	15	16.5
Tennessee	6	6.5	7	8.0
East Region Totals	84	83.5	84	92.5

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cancellation Rates (1)
Total	13%	14%	13%	12%
West Region
Arizona	12%	12%	12%	12%
California	19%	19%	14%	13%
Colorado	8%	13%	10%	10%
West Region Totals	14%	14%	13%	12%
Central Region - Texas
Central Region Totals	14%	16%	14%	15%
East Region
Florida	9%	13%	11%	11%
Georgia	12%	12%	16%	13%
North Carolina	8%	10%	8%	8%
South Carolina	11%	15%	11%	8%
Tennessee	14%	7%	13%	8%
East Region Totals	10%	12%	11%	10%

(1)	Cancellation rates are computed as the number of canceled units for the period divided by the gross sales units for the same period.

	At September 30,		Quarter over Quarter
	2017	2016	Change $	Change %
Order Backlog (1)
Total
Dollars	$1,408,801	$1,375,857	$32,944	2.4%
Homes in backlog	3,333	3,251	82	2.5%
Average sales price	$422.7	$423.2	$(0.5)	(0.1)%
West Region
Arizona
Dollars	$158,988	$182,574	$(23,586)	(12.9)%
Homes in backlog	453	503	(50)	(9.9)%
Average sales price	$351.0	$363.0	$(12.0)	(3.3)%
California
Dollars	$207,237	$208,175	$(938)	(0.5)%
Homes in backlog	331	326	5	1.5%
Average sales price	$626.1	$638.6	$(12.5)	(2.0)%
Colorado
Dollars	$135,239	$167,475	$(32,236)	(19.2)%
Homes in backlog	224	317	(93)	(29.3)%
Average sales price	$603.7	$528.3	$75.4	14.3%
West Region Totals
Dollars	$501,464	$558,224	$(56,760)	(10.2)%
Homes in backlog	1,008	1,146	(138)	(12.0)%
Average sales price	$497.5	$487.1	$10.4	2.1%
Central Region - Texas
Central Region Totals
Dollars	$437,243	$381,764	$55,479	14.5%
Homes in backlog	1,179	1,008	171	17.0%
Average sales price	$370.9	$378.7	$(7.9)	(2.1)%
East Region
Florida
Dollars	$233,534	$161,148	$72,386	44.9%
Homes in backlog	526	370	156	42.2%
Average sales price	$444.0	$435.5	$8.4	1.9%
Georgia
Dollars	$46,809	$58,944	$(12,135)	(20.6)%
Homes in backlog	138	171	(33)	(19.3)%
Average sales price	$339.2	$344.7	$(5.5)	(1.6)%
North Carolina
Dollars	$110,339	$118,515	$(8,176)	(6.9)%
Homes in backlog	263	283	(20)	(7.1)%
Average sales price	$419.5	$418.8	$0.8	0.2%
South Carolina
Dollars	$42,378	$53,657	$(11,279)	(21.0)%
Homes in backlog	123	153	(30)	(19.6)%
Average sales price	$344.5	$350.7	$(6.2)	(1.8)%
Tennessee
Dollars	$37,034	$43,605	$(6,571)	(15.1)%
Homes in backlog	96	120	(24)	(20.0)%
Average sales price	$385.8	$363.4	$22.4	6.2%
East Region Totals
Dollars	$470,094	$435,869	$34,225	7.9%
Homes in backlog	1,146	1,097	49	4.5%
Average sales price	$410.2	$397.3	$12.9	3.2%

(1)	Our backlog represents net sales that have not closed.

Operating Results

Companywide. Home closing revenue increased by 9.4% to $805.0 million on 1,969 closings for the three months ended September 30, 2017 compared to $735.9 million from 1,800 closings during the same quarter of the prior year, driven entirely by increased closing volume. Average sales prices on home closings were consistent with the prior year, as price increases in some markets are being fully offset by a higher percentage of entry-level homes in our closing mix. Home orders also improved year-over-year, with order value growing by 6.9% to $765.0 million on 1,874 homes in the third quarter of 2017 as compared to $715.6 million on 1,737 homes in the third quarter of 2016. We ended the quarter with 250 actively selling communities, a 5.5% improvement over prior year and maintained a relatively flat company-wide orders pace of 7.4 homes ordered per average community in the third quarter of 2017 compared to 7.3 in the comparable 2016 quarter. For the nine months ended September 30, 2017, home closing units and revenue grew by 218 units and $136.1 million for total home closing revenue of $2.3 billion, 6.4% higher than the nine month period in 2016. Orders for the nine months ended September 30, 2017 were up 6.3% from the prior year resulting in order value of $2.5 billion, a 7.2% increase from the 2016 period. We ended the quarter with 3,333 homes in backlog, reflecting a $32.9 million, or 2.4%, increase from 2016 driven entirely by volume as average sales prices are beginning to temper as we shift toward a higher percentage of backlog from entry-level homes.
West. During the three months ended September 30, 2017, the West region led the company in home closing units and revenue in addition to contributing the largest growth in closing volume year over year. Home closing revenue rose 18.5% over the 2016 period, due to a 22.2% increase in homes closed partially offset by a slight decline in average sales prices, resulting in 820 closings valued at $373.7 million for the three months ended September 30, 2017. Average community count in the West region was down 6.9%, although orders pace was consistent at 8.6, resulting in order units and value declining by 6.2% and 4.0%, respectively. The region ended the third quarter of 2017 with 640 orders valued at $296.6 million and a 2.3% increase in average sales prices. Average sales prices in the Region are starting to temper as Arizona is contributing a larger percentage to the Region's results and is shifting to a higher number of lower priced, faster selling communities aimed to first-time buyers. Strong demand is evident in all markets in the region where our orders pace continues to outpace the rest of the company. As a result, communities are selling out faster than anticipated. We are actively working to open additional communities throughout the region and we anticipate over forty new community openings in the next twelve months, with over half of those targeted toward the first-time homebuyer where we are experiencing particularly strong demand.
For the nine months ended September 30, 2017, similar to the third quarter results, the number and value of units closed versus prior year improved by 15.1% and 14.8%, respectively, driven by significant growth in Arizona. Orders in Arizona were also the driver for the Region's 6.9% higher orders year to date. The Region ended the nine-month period with overall growth in order value of $72.8 million on 149 additional units and ending backlog of $501.5 million on 1,008 units.
Central. In the third quarter of 2017, the Central Region, made up of our Texas markets, closed 647 homes and generated $236.8 million in home closing revenue, improvements of 19.4% and 18.7%, respectively, leading to year over year home closing revenue growth of $37.3 million despite some delays in deliveries and construction cycle times from the hurricane that impacted the Houston market. Orders grew by 21.5% to a total of 593 units valued at $213.2 million at September 30, 2017 as compared to 488 units valued at $178.9 million in the prior year. We continue to see improved demand trends in the Central Region, evidenced by the rising orders in the third quarter of 2017 aided by a 25.9% increase in average communities. Third quarter orders pace dipped slightly partially due to sales office closures from the hurricane and related flooding. We are responding to the entry-level demand in this Region with a strong transition to first-time buyer product offerings, as evidenced in the marginally decreasing average sales prices year over year on both closings and orders.
Year-to-date saw overall improvements in the Region as well. Home closings and home closing revenue results were similar to the third quarter with increases of 12.1% and 12.5%, respectively, compared to prior year. Orders and order value were up year over year by 22.8% and 20.4%, respectively, aided by a 18.5% increase in average active communities and a 3.6% increase in orders pace. The Region ended the quarter with 1,179 homes in backlog valued at $437.2 million, 17.0% and 14.5% improvements, respectively.

East. Our East region generated 502 closings and $194.5 million in home closing revenue in the third quarter of 2017, declines of 14.5% and 12.0%, respectively, from the prior year. The decline in closing volume was partially offset with a 2.9% or $10,900 increase in average sales price, as nearly all markets in the Region experienced higher average sales prices on their third quarter closings versus prior year. Order volume increased by 13.1% compared to prior year which led to a 12.1% increase in order value, ending the third quarter of 2017 with 641 units valued at $255.2 million. New community openings in high-demand sub-markets is a strategic focus for us in the East Region. We held back some community openings until the roll-out of our new product offering throughout the majority of the region which impacted orders in the first several months of the year and accordingly third quarter closings. While certain markets have seen community count growth thus far, we still have a significant number of additional new communities anticipated to open in the next several months in the region. In the third quarter of 2017, orders pace in the East region improved by 12.1% which we believe demonstrates the desirability of our updated plan offerings in newer community locations. Both closing and order volumes in the third quarter of 2017 were impacted by the hurricane-related delays as sales offices in certain areas of Florida were closed for several weeks and construction cycle times have been slowed due primarily to utility and municipal delays in the area.
The year-to-date closing results of the East Region were similar to those of the third quarter, with 1,446 units closed, providing $583.0 million in home closing revenue, 15.6% and 10.6% lower than the 2016 period, respectively. The region ended the nine month period of 2017 with a 7.8% decrease in orders and a 3.1% decrease in order value compared to prior year, attributable to a 9.7% decline in average communities related to the delay in community openings pending the introduction of our new product offering. Similar to the third quarter of 2017, year-to-date orders pace improved by 2.3% over the comparable 2016 period. Backlog units and value improved in the region by 4.5% and 7.9%, respectively, to end the quarter with 1,146 units in backlog valued at $470.1 million.
Land Closing Revenue and Gross Profit
From time to time, we may sell certain lots or land parcels to other homebuilders, developers or investors if we feel the sale will provide a greater economic benefit to us than continuing home construction or where we are looking to diversify our land positions in the specific geography. As a result of such sales, we recognized land closing revenue of $0.6 million and $17.0 million for the three months ending September 30, 2017 and 2016, respectively, and $16.9 and $21.2 million for the nine months ended September 30, 2017 and 2016, respectively. We recognized a loss of $1.1 million for the three months ended September 30, 2017 compared to a nominal profit of $0.9 million in the third quarter of the prior year. For the nine months ended September 30, both periods recognized land closing gross profits of $1.4 million and $1.7 million, respectively.
Other Operating Information (dollars in thousands)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
	Dollars	Percent of Home Closing Revenue	Dollars	Percent of Home Closing Revenue	Dollars	Percent of Home Closing Revenue	Dollars	Percent of Home Closing Revenue
Home Closing Gross Profit (1)
Total	$145,658	18.1%	$130,979	17.8%	$393,836	17.4%	$372,072	17.5%

West	$67,225	18.0%	$56,381	17.9%	$181,692	17.4%	$156,879	17.3%

Central	$49,746	21.0%	$39,546	19.8%	$128,878	20.2%	$112,664	19.9%

East	$28,687	14.7%	$35,052	15.9%	$83,266	14.3%	$102,529	15.7%

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

Companywide. Home closing gross margin for the third quarter of 2017 increased by 30 basis points over the prior year, combined with higher home closing revenue, resulted in a $14.7 million increase in home closing gross profit. With improved demand and pricing power, we have been successful in some markets in minimizing the impact of rising costs and improving our leverage of construction overhead costs on increased revenues. Charges incurred on asset write-offs in the third quarter of 2017 of approximately $1.8 million impacted gross margin by 20 basis points as compared to the third quarter of 2016 with a

10 basis point impact on home closing gross margin. Home closing gross margin has improved sequentially throughout 2017. Accordingly, combined with higher home closing revenue, for the nine months ended September 30, 2017 home closing gross profit increased by $21.8 million over the 2016 period with margins of 17.4% in 2017 compared to 17.5% in 2016.
West. Our West Region reported slightly higher year-over-year home closing gross margin for the third quarter of 2017 of 18.0% compared to 17.9% in 2016, and 17.4% versus 17.3% for the nine months ended September 30, 2017 and 2016, respectively. We are making concerted efforts to maximize margins in the Region and have been successful with raising average sales prices in certain markets to offset land and labor cost increases. Higher volume and simplified product, particularly in markets with a face paced, entry-level focus, has also helped with leveraging construction overhead costs and improving home closing gross margin.
Central. The Central Region produced the highest home closing gross margin in the company and improved 120 basis points year over year, with 21.0% in 2017 versus 19.8% in 2016. In the third quarter of 2017, we were successful in maintaining pricing in alignment with labor, construction and land cost increases. The increased volume of closings and higher revenue in the Central region helped leverage construction overhead costs, resulting in an improved home closing gross margin both in the third quarter and year to date. Year to date, the Region's margins improved by 30 basis points, increasing from 19.9% in 2016 to 20.2% in 2017.
East. The East Region experienced lower year-over-year gross margins in both the three and nine months ended September 30, 2017 of 14.7% and 14.3%, respectively, versus 15.9% and 15.7% for the same periods in 2016. A primary contributor to the decline was impairment charges partially stemming from terminated land contracts. These charges impacted third quarter margins by 90 basis points as compared to the third quarter of 2016 where impairment charges negatively impacted margins by 10 basis points. The lower gross margin was also partially driven by reduced leverage of construction overhead costs due to the decrease in closing volume compared to prior year. We have experienced sequential home closing gross margin improvement throughout the year and as we remain in a period of growth in several of the markets in this Region, we expect that our new product offerings in high demand areas will continue to provide us with pricing power opportunities as well as greater leverage of overhead costs.
Financial Services Profit (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Financial services profit	$5,514	$5,956	$15,361	$15,765
Financial services profit represents the net profit of our financial services operations, including the operating profit generated by our wholly-owned title company, Carefree Title, as well as our portion of earnings from a mortgage joint venture. The decline is the result of a decline in the capture rate of homebuyers by our mortgage joint venture in the East region.
Selling, General and Administrative Expenses and Other Expenses ($ in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Commissions and Other Sales Costs
Dollars	$(55,845)	$(52,478)	$(158,866)	$(155,034)
Percent of home closing revenue	6.9%	7.1%	7.0%	7.3%
General and Administrative Expenses
Dollars	$(31,636)	$(33,258)	$(90,849)	$(91,774)
Percent of home closing revenue	3.9%	4.5%	4.0%	4.3%
(Loss)/Earnings from Other Unconsolidated Entities, Net
Dollars	$(91)	$440	$852	$856
Interest Expense
Dollars	$(1,116)	$(167)	$(3,561)	$(5,127)
Other Income, Net
Dollars	$2,028	$1,435	$5,218	$3,263
Provision for Income Taxes
Dollars	$(20,905)	$(16,915)	$(55,727)	$(43,989)

Commissions and Other Sales Costs. Commissions and other sales costs are comprised of internal and external commissions and related sales and marketing expenses such as advertising and sales office costs. These costs increased by $3.4 million for the three months ended September 30, 2017 versus 2016 and increased $3.8 million year to date as a result of increased closing volume. As a percentage of home closing revenue, commissions and other sales costs declined by 20 basis points to 6.9% during the three months ended September 30, 2017, and by 30 basis points to 7.0% for the nine months ended September 30, 2017. This is the result of improved overhead leverage on higher revenues and the revised commission structure we implemented in the latter half of 2016.
General and Administrative Expenses. General and administrative expenses represent corporate and divisional overhead expenses such as salaries and bonuses, occupancy, insurance and travel expenses. For the three months ended September 30, 2017, general and administrative expenses were $31.6 million as compared to $33.3 million for the 2016 period. This decrease is primarily related to our focus on various cost cutting initiatives throughout the company as we continually strive to optimize overhead leverage through cost control efforts at both corporate and divisional levels. For the nine months ended September 30, 2017, these costs were $90.8 million versus $91.8 million in 2016. As a percentage of home closing revenue, general and administrative expenses decreased by 60 basis points for the three-month period ending September 30, 2017 to 3.9% and decreased by 30 basis points to 4.0% year to date. The improved leverage year to date is mainly attributable to the additional closing revenue in 2017 over 2016 in addition to lower costs overall.
(Loss)/Earnings from Other Unconsolidated Entities, Net. Earnings from other unconsolidated entities, net represents our portion of pre-tax earnings/(losses) from non-financial services joint ventures. Included in this amount is both the pass through of earnings/(losses) from the joint ventures' most recently available financial statements as well as any accrued expected earnings/(losses) for the periods presented that might not have been reflected in the joint ventures' financial statements provided to us. The three-month period ended September 30, 2017 reported a slight loss of $0.1 million compared to earnings of $0.4 million in the respective 2016 period. The nine-month periods ended September 30, 2017 and 2016 both reported earnings of $0.9 million.
Interest Expense. Interest expense is comprised of interest incurred, but not capitalized, on our senior notes, Convertible Notes, other borrowings, and our Credit Facility. Interest expense increased year over year in the third quarter to $1.1 million for 2017 compared to $0.2 million in 2016 as we had a higher amount of outstanding debt and associated interest charges from our 5.125% senior notes entered into in June 2017. Our non-capitalizable interest expense was $3.6 million for the nine months ended September 30, 2017 compared to $5.1 million for the 2016 period due to a higher balance of inventory under development that qualifies for interest capitalization.
Other Income, Net. Other income, net, primarily consists of (i) forfeited deposits from potential homebuyers who canceled their purchase contracts with us, (ii) sublease income, (iii) interest earned on our cash and cash equivalents, and (iv) payments and awards related to legal settlements. Other income, net was favorably impacted in 2017 both in the third quarter and year to date primarily by additional interest income from municipalities related to reimbursable land development costs and forfeited buyer deposits compared to the prior year periods.
Income Taxes. Our effective tax rate was 32.9% and 31.4% for the three months ended September 30, 2017 and 2016, respectively, and 34.1% and 31.0% for the nine months ended September 30, 2017 and 2016, respectively. Our tax rate has been favorably impacted in both years by the homebuilding manufacturing deduction and federal energy tax credits. Although the legislation related to federal energy tax credits has expired for tax years after 2016, we continue to claim and recognize a benefit in 2017 and later years for additional energy tax credits from years prior to 2017.
Liquidity and Capital Resources
Overview
Our principal uses of capital in the first nine months of 2017 were acquisition and development of new and strategic lot positions, operating expenses, home construction and the payment of routine liabilities. We used funds generated by operations, our new senior notes, and borrowings under our Credit Facility to meet our short-term working capital requirements and to pay off our Convertible Notes. We remain focused on acquiring desirable land positions, generating increasing margins in our homebuilding operations and maintaining a strong balance sheet to support future needs and growth, while leveraging land options where possible.

Operating Cash Flow Activities

During the nine months ended September 30, 2017 and September 30, 2016, net cash used in operations totaled $174.4 million and $148.3 million, respectively. Operating cash flows in both 2017 and 2016 benefited from cash generated by net earnings of $107.7 million and $97.7 million, respectively, offset mainly by increases in real estate of $336.1 million and $318.5 million, respectively, reflecting increased land and land development spending.

Investing Cash Flow Activities

During the nine months ended September 30, 2017, net cash used in investing activities totaled $10.9 million as compared to $12.4 million for the same period in 2016. Cash used in investing activities in the first nine months of 2017 and 2016 is mainly attributable to the purchases of property and equipment of $12.0 million and $12.3 million for the 2017 and 2016 periods, respectively.

Financing Cash Flow Activities

During the nine months ended September 30, 2017, net cash provided by financing activities totaled $168.8 million as compared to $6.4 million for the same period in 2016. The net cash provided by financing activities in 2017 is primarily the result of $300.0 million in net proceeds received from our 5.125% bond issuance offset partially by the redemption of our Convertible Notes. Our 2016 results were mainly attributable to $25.0 million in proceeds from our Credit Facility partially offset by $18.3 million in payments of loans payable and other borrowings.

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

During the nine months ended September 30, 2017, we closed 5,456 homes, purchased about 9,000 lots for $477.8 million, spent $247.5 million on land development, paid $45.8 million in lot purchase and option deposits, and started construction on 6,416 homes. The opportunity to purchase substantially finished lots in desired locations continues to be more limited and competitive as compared to prior years. As a result, we are purchasing more undeveloped land and partially-finished lots than in recent years and subsequently incurring development dollars in order to bring them to a finished status ready for home construction. We exercise strict controls and believe we have a prudent strategy for Company-wide cash management, including those related to cash outlays for land and inventory acquisition and development. We ended the third quarter of 2017 with $115.2 million of cash and cash equivalents, a $16.5 million decrease from December 31, 2016.

We expect to generate cash from the sale of our inventory, but we intend to redeploy that cash to acquire and develop strategic and well-positioned lots to grow our business. We believe that we currently have strong liquidity. Nevertheless, we may seek additional capital to strengthen our liquidity position, enable us to opportunistically acquire additional land inventory in anticipation of improving market conditions, and/or strengthen our long-term capital structure. Such additional capital may be in the form of equity or debt financing and may be from a variety of sources. There can be no assurances that we would be able to obtain such additional capital on terms acceptable to us, if at all, and such additional equity or debt financing could dilute the interests of our existing stockholders or increase our interest costs. We may also from time to time engage in opportunistic repurchases of our common stock in open market or privately-negotiated transactions as well as repurchase our outstanding senior notes.

In May 2017, we entered into an amendment to our Credit Facility, which among other things, increased the total commitments available from $540.0 million to $625.0 million and extended the maturity date of a substantial portion of the Credit Facility. Of the total commitments, $60.0 million matures in July 2019 and the remaining $565.0 million matures in July 2021. In June 2017, we completed an offering of $300 million aggregate principal amount of Senior Notes due 2027, bearing interest at 5.125%. In addition, in June 2017 we redeemed $51.9 million of aggregate principal amount of our Convertible Notes in privately negotiated transactions. In September of 2017, on the fifth anniversary of the Convertible Notes, the remaining $74.6 million of our Convertible Notes was redeemed for cash through a combination of holder redemptions and an exercise of our call option, in each case at a redemption price equal to 100% of the principal amount of the notes redeemed, plus accrued and unpaid interest. Reference is made to Notes 5 and 6 in the accompanying unaudited consolidated financial statements.

We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. Debt-to-capital and net debt-to-capital are calculated as follows (dollars in thousands):

	As of
	September 30, 2017	December 31, 2016
Notes payable and other borrowings	$1,304,242	$1,127,314
Stockholders’ equity	1,539,108	1,421,495
Total capital	$2,843,350	$2,548,809
Debt-to-capital (1)	45.9%	44.2%
Notes payable and other borrowings	$1,304,242	$1,127,314
Less: cash and cash equivalents	(115,167)	(131,702)
Net debt	1,189,075	995,612
Stockholders’ equity	1,539,108	1,421,495
Total net capital	$2,728,183	$2,417,107
Net debt-to-capital (2)	43.6%	41.2%

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

Credit Facility Covenants
Borrowings under the Credit Facility are unsecured but availability is subject to, among other things, a borrowing base. The Credit Facility also contains certain financial covenants, including (a) a minimum tangible net worth requirement of $987.4 million (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings), and (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 60%. In addition, we are required to maintain either (i) an interest coverage ratio (EBITDA to interest expense, as defined therein) of at least 1.50 to 1.00 or (ii) liquidity (as defined therein) of an amount not less than our consolidated interest incurred during the trailing 12 months. We were in compliance with all Credit Facility covenants as of September 30, 2017. Our actual financial covenant calculations as of September 30, 2017 are reflected in the table below.

Financial Covenant (dollars in thousands):	Covenant Requirement	Actual
Minimum Tangible Net Worth	> $1,029,472	$1,499,496
Leverage Ratio	< 60%	43%
Interest Coverage Ratio (1)	> 1.50	4.49
Minimum Liquidity (1)	> $75,903	$648,670
Investments other than defined permitted investments	< $449,849	$16,378

(1)	We are required to meet either the Interest Coverage Ratio or Minimum Liquidity, but not both.
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
Our fixed rate debt is made up primarily of $175.0 million in principal of our 4.50% senior notes, $300.0 million in principal of our 7.15% senior notes, $300.0 million in principal of our 7.00% senior notes, $200.0 million in principal of our 6.00% senior notes, and $300.0 million of our 5.125% senior notes. Except in limited circumstances, we do not have an obligation to prepay our fixed-rate debt prior to maturity and, as a result, interest rate risk and changes in fair value should not have a significant impact on our fixed rate borrowings until we would be required to repay such debt. Our Credit Facility is subject to interest rate changes as the borrowing rates are based on LIBOR or PRIME (see Note 5 in the accompanying notes to the unaudited consolidated financial statements included in this Form 10-Q).
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities:

A summary of the Company's repurchase activity for the three months ended September 30, 2017 is as follows:

Period	Total Number of Shares Purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
July 1, 2017 - July 31, 2017	—	$—	—	$130,202,650
August 1, 2017 - August 31, 2017	—	$—	—	$130,202,650
September 1, 2017 - September 30, 2017	—	$—	—	$130,202,650
Total	—		—

(1)
During the third quarter of 2017, the Company (i) repurchased $26.0 million in aggregate principal amount of its Convertible Notes pursuant to the noteholder's exercise of their put provision of the Convertible Notes and (ii) called the remaining $48.6 million of outstanding Convertible Notes pursuant to our exercise of the call provision of the Convertible Notes, in each case at a price of 100% of the principal amount of the Convertible Notes, plus accrued interest (See Note 6 - Senior and Convertible Senior Notes, Net in the Notes to the Consolidated Financial Statements in Item I of this Form 10-Q for additional details).

(2)
On February 21, 2006, we announced that our Board of Directors approved a stock repurchase program, authorizing the expenditure of up to $100 million to repurchase shares of our common stock, in open market or privately negotiated transactions, based on market conditions and subject to certain price parameters. On August 15, 2006, the Board of Directors authorized an additional $100 million under this program. There is no stated expiration date for this program. As of September 30, 2017, we had approximately $130.2 million of the authorized amount available to repurchase shares under this program.

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

101.0
The following financial statements from the Meritage Homes Corporation Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2017, were formatted in XBRL (Extensible Business Reporting Language); (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Income Statements, (iii) Unaudited Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERITAGE HOMES CORPORATION, a Maryland Corporation

By:	/s/ HILLA SFERRUZZA
Hilla Sferruzza Chief Financial Officer and Chief Accounting Officer (Duly Authorized Officer and Principal Financial Officer)

Date:	October 30, 2017

INDEX OF EXHIBITS

3.1	Restated Articles of Incorporation of Meritage Homes Corporation

3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.2	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.3	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.4	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.2	Amended and Restated Bylaws of Meritage Homes Corporation

31.1	Rule 13a-14(a)/15d-14(a) Certification of Steven J. Hilton, Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Hilla Sferruzza, Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.0
The following financial statements from the Meritage Homes Corporation Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2017, were formatted in XBRL (Extensible Business Reporting Language); (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Income Statements, (iii) Unaudited Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Consolidated Financial Statements.