Form 10-K
period 2017-12-31
Meritage Homes CORP
filed 2018-02-12
CIK 833079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K
 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”,“accelerated filer”,“smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated Filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 13(a) of the Exchange Act.
☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒

The aggregate market value of common stock held by non-affiliates of the registrant (38,145,995 shares) as of June 30, 2017, was $1.6 billion based on the closing sales price per share as reported by the New York Stock Exchange on such date.
The number of shares outstanding of the registrant’s common stock on February 9, 2018 was 40,330,741.
DOCUMENTS INCORPORATED BY REFERENCE
Portions from the registrant’s Proxy Statement relating to the 2018 Annual Meeting of Stockholders have been incorporated by reference into Part III, Items 10, 11, 12, 13 and 14.

MERITAGE HOMES CORPORATION
FORM 10-K

PART I
Item 1. Business
The Company
Meritage Homes is a leading designer and builder of single-family homes. We primarily build in historically high-growth regions of the United States and offer a variety of homes that are designed to appeal to a wide range of homebuyers primarily focused on first-time and first move-up buyers. We have homebuilding operations in three regions: West, Central and East, which are comprised of nine states: Arizona, California, Colorado, Texas, Florida, Georgia, North Carolina, South Carolina and Tennessee. These three regions are our principal homebuilding reporting segments. We also operate a wholly-owned title company, Carefree Title Agency, Inc. ("Carefree Title"). Carefree Title's core business includes title insurance and closing/settlement services we offer to our homebuyers. Refer to Note 14 of the consolidated financial statements for information regarding our operating and reporting segments. Managing our own title operations allows us greater control over the entire escrow and closing cycles in addition to generating additional revenue. Revenue and expense from Carefree Title are included in our Financial Services segment in the accompanying consolidated financial statements.

Our homebuilding and marketing activities are conducted under the name of Meritage Homes in each of our homebuilding markets. On a limited basis, we also offer luxury homes in some markets under the name of Monterey Homes. At December 31, 2017, we were actively selling homes in 244 communities, with base prices ranging from approximately $170,000 to $1,390,000. Our average sales price on closings and orders were approximately $413,000 and $414,000, respectively, for the year ended December 31, 2017.

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

Strategy
All facets of our operations are governed by our core values that define Meritage's culture and operational parameters, ensuring that our actions are aligned around our brand promise of delivering to each of our customers a LIFE. BUILT. BETTER.®
Our six core values include:
•Start With Heart
•Integrity Above All Else
•Develop to Empower
•Think Strategically
•Build Value, and
•Play to Win
These values combine our entrepreneurial spirit, cutting-edge innovation and organizational agility to strive for industry-leading results in all of our functional areas, including: management, land acquisition and development, finance, marketing, sales, purchasing, construction and customer care. The main tenets of these core values are to:

•
Value, recognize and appreciate our employees, our trade partners and our customers; provide the highest level of customer service by bringing passion and care to every customer interaction and make a difference by giving back to the communities we serve;

•	Always act with honesty, character and integrity by demonstrating openness and transparency with our customers;

•	Strive to have the best team available through investing in our people and fostering an environment that embraces continual growth and learning;

•	Continuously and purposefully renew, rethink and innovate with the customer in mind by supporting and encouraging new ideas and thinking and recognizing efforts that grow shareholder value;

•	Be relentless in our pursuit of excellence and never settling by leading with action; and

•	Foster an environment of positive energy and alignment by collaborating and leveraging each other's strengths in order to win as a team and celebrate and reward success.

These core values are evident in the operational decisions we make in each of our divisions and communities, all of which contribute to the successes we have achieved with our customers, within the marketplace and within the homebuilding industry.
With our focus on innovation, we employ industry-leading building techniques and technologies throughout Meritage aimed at setting the standard for energy-efficient homebuilding. Accordingly, at a minimum, every new home we construct meets ENERGY STAR® standards, with many of our communities greatly surpassing those levels, offering our customers homes that utilize, on average, half of the energy of similarly sized standard US homes. Our commitment to incorporate these energy standards into all of our homes has resulted in our achievement of design, purchasing and production efficiencies that have allowed us to offer these as standard features to our home buyers for nominal additional cost. In 2017, we expanded our innovation platform to include home automation through our new M.Connected Home Automation Suite®. This technology includes features that allow homeowners to monitor and control key components of their homes, such as Wi-Fi enabled lighting, video doorbells and smart door locks.
Year after year, the homes we design and build help deliver short- and long-term savings to our homeowners. As a result, for the fifth consecutive year, we have earned the EPA's highest ENERGY STAR award, "Partner of the Year - Sustained Excellence". Because of our recognized industry leadership, utility companies and the US Department of Energy periodically partner with us to introduce advanced building technologies into the homes we build that further differentiate our product in the marketplace when compared against both new and resale homes.
We believe it is important to be socially and environmentally responsible corporate citizens by promoting sustainability in the homes we build, the communities in which we live and work, and by practicing good corporate governance. We provide information in regard to each of these on our website and within publicly filed reports. In 2014, we proudly issued our first Corporate Sustainability Report ("Sustainability Report"), voluntarily reporting our 2013 sustainability practices in compliance with the standards of the Global Reporting Initiative Guidelines. A copy of our Sustainability Report is available on our website. In order to provide for transparency and easy reference of this information, in 2018 we plan to consolidate it in one place on our website under the heading “Environmental, Social and Governance Reporting”.

Markets
We currently build and sell homes in the following markets:

Markets	Year Entered
Phoenix, AZ	1985
Dallas/Ft. Worth, TX	1987
Austin, TX	1994
Tucson, AZ	1995
Houston, TX	1997
East Bay/Central Valley, CA	1998
Sacramento, CA	1998
San Antonio, TX	2003
Inland Empire, CA	2004
Denver, CO	2004
Orlando, FL	2004
Raleigh, NC	2011
Tampa, FL	2011
Charlotte, NC	2012
Nashville, TN	2013
Atlanta, GA	2014
Greenville, SC	2014
South Florida	2016

We are currently focusing our business primarily on entry-level and first move-up homes, however we still have some active communities selling second move-up, active-adult and luxury homes in certain geographies. A summary of activity by region as of and for the years ended December 31, 2017 and 2016 follows (dollars in thousands):

	Year Ended December 31, 2017		At December 31, 2017
	# of Homes Closed	Average Closing Price	# Homes in Backlog	$ Value of Backlog	# Home Sites Controlled (1)	# of Actively Selling Communities
West Region
Arizona	1,535	$335.8	326	$119,535	7,815	38
California	963	$603.3	318	222,909	2,580	20
Colorado	571	$566.2	199	114,848	2,274	11
West Region Total	3,069	$462.6	843	$457,292	12,669	69
Central Region
Texas	2,493	$362.7	1,020	$381,517	11,238	92
Central Region Total	2,493	$362.7	1,020	$381,517	11,238	92
East Region
Florida	814	$434.3	446	$196,265	4,042	28
Georgia	312	$335.5	151	50,386	1,541	19
North Carolina	533	$437.2	243	96,579	2,751	17
South Carolina	307	$341.8	99	35,432	875	13
Tennessee	181	$367.6	73	28,300	1,203	6
East Region Total	2,147	$401.8	1,012	$406,962	10,412	83
Total Company	7,709	$413.4	2,875	$1,245,771	34,319	244

	Year Ended December 31, 2016		At December 31, 2016
	# of Homes Closed	Average Closing Price	# Homes in Backlog	$ Value of Backlog	# Home Sites Controlled (1)	# of Actively Selling Communities
West Region
Arizona	1,122	$342.9	444	$161,343	5,940	42
California	1,020	$578.8	231	153,638	2,850	28
Colorado	634	$489.3	273	154,084	2,008	10
West Region Total	2,776	$463.0	948	$469,065	10,798	80
Central Region
Texas	2,130	$365.7	931	$354,734	8,460	80
Central Region Total	2,130	$365.7	931	$354,734	8,460	80
East Region
Florida	895	$411.8	253	$116,454	3,770	27
Georgia	337	$338.7	91	33,363	1,613	17
North Carolina	672	$414.8	193	87,252	2,668	17
South Carolina	328	$316.6	116	40,636	1,204	15
Tennessee	217	$340.4	95	34,254	1,302	7
East Region Total	2,449	$383.5	748	$311,959	10,557	83
Total Company	7,355	$408.4	2,627	$1,135,758	29,815	243

(1)	“Home Sites Controlled” is the estimated number of homes that could be built on unstarted lots we control, including lots available for sale and lots on undeveloped land.

Recent Industry and Company Developments
In 2017 the housing market experienced a steady level of growth as a result of a strong economy and a favorable demand environment, particularly as first-time buyers have increasingly entered the home buying market. Historically, first-time buyers have made up a significant percentage of homebuyers. That buyer segment had been absent in recent years as young adults accumulated large amounts of student debt in a stagnant economy and were unable to save for down payments. The economy's improvement along with job growth and these young adults reaching a phase of life where many are now part of a dual income household has made homebuying within reach again. Entry-level product is also attracting some move-down buyers with floor plans offering simplified product at affordable prices.
In line with historical trends in the homebuilding industry, the performance of individual housing markets vary. Accordingly, we experienced healthy orders and average sales price growth in some markets and more tempered growth or declines in our year-over-year results in other markets. We remain focused on positioning ourselves in well-located and highly-desired communities in many of the top residential real-estate markets in the United States. We believe we successfully differentiate ourselves from our competition by offering a lineup of extremely livable and efficient plans featuring new designs that highlight the benefits of our industry-leading energy-efficient building features and technology which we believe are particularly appealing to the first-time buyer. Over the last couple of years we've been executing a strategy to address that demand by acquiring communities and designing homes that can be delivered at a lower cost by simplifying our product and construction processes, starting more spec homes to allow buyers to move in quicker, and by enhancing and making the entire home buying experience easier for our customers.
Higher closing volume along with higher average sales prices contributed to another year of revenue growth in 2017, generating 6.1% higher home closing revenue for the year ended December 31, 2017 compared to the prior year. Our ending active community count was flat at year end with 244 versus 243 a year ago. Our orders per average active community during 2017 increased by 11.6% to 32.7 as compared to 29.3 in 2016. We are strategically focused on land acquisition to grow our community count and to that end we ended 2017 with 34,319 home sites controlled, a 15.1% increase compared to 2016. We believe our land positioning is poised to help us achieve further growth and profitability over the next several years. We ended the year with 2,875 homes in backlog valued at $1.2 billion, increases of 9.4% and 9.7%, respectively, compared to December 31, 2016. Our unsold inventory consisted of 2,086 homes as of December 31, 2017, approximately 31.1% of which were completed, as compared to prior year unsold inventory of 1,692 homes. The increase in unsold inventory primarily relates to our strategy to increase the availability of quick move-in home opportunities in our entry-level communities.
We carefully manage our goals of maintaining adequate liquidity and a strong balance sheet. During 2017, we increased the capacity of our unsecured revolving credit facility (the "Credit Facility") to $625.0 million, extended the maturity date of a substantial portion of the Credit Facility to July 2021, and issued $300.0 million in 5.125% senior notes due 2027 (the "2027 Notes"). Using the proceeds from the 2027 Notes offering, we retired all $126.5 million of our convertible senior notes (the "Convertible Notes") in 2017. We ended the year with cash and cash equivalents totaling $170.7 million as compared to $131.7 million at December 31, 2016. Our debt-to-capital ratio was 44.9% at December 31, 2017 and our net debt-to-capital ratio remained within our target of the low-to-mid 40% range at 41.4% at December 31, 2017, compared to 41.2% at December 31, 2016.
Land Acquisition and Development

Our current land pipeline goal is to maintain an approximate four-to-five year supply of lots, which we believe provides an appropriate planning horizon to address regulatory matters and land development and to manage to our business plan for future closings. To grow our business and to better leverage our existing overhead, we are currently focused on adding to our current lot positions and expanding our market share in our key markets and their surrounding submarkets while also exploring opportunities outside of our existing markets, when available. As of December 31, 2017 we have a 4.5-year supply of lots, based on 2017 closings. We continually evaluate our markets, monitoring and adjusting our lot supplies through lot and land acquisitions to ensure we have a sufficient pipeline that is in sync with local market dynamics as well as our goals for growth in those markets.
We are currently purchasing primarily partially-developed or undeveloped lots as the opportunity to purchase substantially finished lots in desired locations is more limited. Finished lots are those on which the development has already been completed by a third party, and which are ready for immediate home construction. Undeveloped land and partially finished lots require a longer lead time to allow for development activities before our new communities are able to open for sales. Typically, undeveloped and partially finished lots are purchased at a lower cost than finished lots as we are responsible for improvements on the land, rather than paying a mark-up on improvements from a prior developer. When evaluating any land acquisition, our selection is based upon a variety of factors, including:

•	financial feasibility of the proposed project, including projected profit margins, return on capital invested, and the capital payback period;

•	management’s judgment as to the local real estate market and economic trends, and our experience in particular markets;

•	suitability of the land to achieve desired shift in product mix toward entry-level and first move-up product;

•	existing concentration of owned and contracted lots in surrounding markets, including nearby Meritage communities;

•	timeline for development, generally within a three to five-year time period from the beginning of the development process to the delivery of the last home;

•	surrounding demographics based on extensive marketing studies, including surveys of both new and resale homebuyers;

•	the ability to secure governmental approvals and entitlements, if required;

•	results of environmental and legal due diligence;

•	proximity to schools and to local traffic and employment corridors and amenities;

•	entitlement and development risks and timelines; and

•	availability of seller-provided purchase options or agreements that allow us to defer lot purchases until needed for production.

When purchasing undeveloped or partially developed land, we strive to defer the closing for the land until after most necessary entitlements have been obtained to eliminate or minimize risk and so that development or construction may begin as market conditions dictate. The term “entitlements” refers to appropriate zoning, development agreements and preliminary or tentative maps and recorded plats, depending on the jurisdiction within which the land is located. Entitlements generally give the developer the right to obtain building permits upon compliance with conditions that are ordinarily within the developer’s control. Even though entitlements are usually obtained before land is purchased, we are typically still required to secure a variety of other governmental approvals and permits prior to and during development, and the process of obtaining such approvals and permits can be lengthy. We may consider the purchase of unentitled property when we can do so in a manner consistent with our business strategy. Currently, we are purchasing and developing parcels that on average range from 100 to 200 lots.
Once we secure undeveloped land, we generally supervise and control the development of the land through contractual agreements with subcontractors. These activities include site planning and engineering, as well as constructing road, sewer, water, utilities, drainage, landscaping improvements, and recreation amenities and other improvements and refinements. We may build homes in master-planned communities with home sites that are along or near major amenities, such as golf courses or recreation facilities.
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
We develop a design and marketing plan tailored to each community, which includes the determination of type, size, style and price range of homes. We may also determine street layout, individual lot size and layout, and overall community design for each project we develop. The product lines offered depend upon many factors, including the guidelines, if any, of the existing community, housing available in the area, the needs and desired housing product for a particular market, and our lot sizes, though we are increasingly able to use standardized design plans across most of our communities.
As a means of accessing parcels of land with minimal cash outlay, we may use rolling option contracts. Acquiring our land through option contracts, when available, allows us to leverage our balance sheet by controlling the timing and volume of lot and land purchases from third parties. These contracts provide us the right, but generally not the obligation, to buy lots and are usually structured to approximate our projected absorption rate at the time the contract is negotiated. Lot option contracts are generally non-recourse and typically require the payment of non-refundable deposits of 5% to 20% of the total land purchase price. The use of option contracts limits the market risks associated with land ownership by allowing us to re-negotiate option terms or terminate options in the event of market downturns. In the event we elect to cancel an option contract, our losses are typically limited to the forfeiture of our option deposits and any associated capitalized pre-acquisition costs. The cost of obtaining land through such option contracts is generally higher than if we were to purchase land in bulk, although the financial leverage they can provide can outweigh the financing costs associated with them. However, during a period of gross margin contraction, we diligently analyze each option contract to ensure financial feasibility and will generally only contract for lots in this manner if we are still able to achieve desired margins. During 2017 we were successful in securing approximately 3,800 lots through such options. Land purchases are generally financed through our working capital, including corporate borrowings.

At December 31, 2017, in addition to our 23,387 owned lots, we also had 10,932 lots under purchase or option contracts with a total purchase price of approximately $613.3 million, and with $60.9 million in cash deposits. We purchase and develop land primarily to support our homebuilding operations, although we may sell land and lots to other developers and homebuilders from time to time where we have excess land positions. Information related to lots and land under option is presented in Note 3—Variable Interest Entities and Consolidated Real Estate Not Owned in the accompanying consolidated financial statements.
All land and lot acquisitions are reviewed by our corporate land acquisition committee, which is comprised of certain members of our executive management team and key operating executives. All land acquisitions exceeding a specified dollar amount must also be approved by our Board of Directors' Land Committee.
The following table presents information as of December 31, 2017 (dollars in thousands):

	Number of Lots Owned (1)		Number of Lots Under Contract or Option (2)	Total Number of Lots Controlled (1)
	Finished	Land, Land Under Development and Held for Sale
West Region
Arizona	1,090	4,891	1,834	7,815
California	677	1,137	766	2,580
Colorado	336	944	994	2,274
West Region Total	2,103	6,972	3,594	12,669
Central Region
Texas	2,739	4,804	3,695	11,238
Central Region Total	2,739	4,804	3,695	11,238
East Region
Florida	966	1,599	1,477	4,042
Georgia	725	407	409	1,541
North Carolina	736	1,106	909	2,751
South Carolina	287	—	588	875
Tennessee	220	723	260	1,203
East Region Total	2,934	3,835	3,643	10,412
Total Company	7,776	15,611	10,932	34,319
Total book cost (3)	$757,505	$748,798	$95,889	$1,602,192

(1)	Excludes lots with finished homes or homes under construction. The number of lots is an estimate and is subject to change.

(2)
There can be no assurance that we will actually acquire any lots controlled under option or purchase contract. These amounts do not include 6,326 lots under contract with $2.9 million of refundable earnest money deposits, for which we have not completed due diligence and, accordingly, have no money at risk and are under no obligation to perform under the contracts.

(3)
For lots owned, book cost primarily represents the cost of land, diligence costs, development and capitalized interest incurred to date. For lots under contract or option, book cost primarily represents earnest and option deposits in addition to amount recorded in Real estate not owned on the balance sheet.

Investments in Unconsolidated Entities — Joint Ventures
We may enter into joint ventures as a means of accessing larger parcels of land, expanding our market opportunities, managing our risk profile and leveraging our capital base. While purchasing land through a joint venture can be beneficial, we currently do not view joint ventures as critical to the success of our homebuilding operations. We currently have only three such active ventures. In addition to land development joint ventures, we also participate in one mortgage business joint venture. The mortgage joint venture is engaged in mortgage activities, primarily providing services to our customers.
In connection with our land development joint ventures, we may also provide certain types of guarantees to associated lenders and municipalities.

Construction Operations
We typically act as the general contractor for our projects and hire experienced subcontractors on a geographic basis to complete construction at a fixed price. We usually enter into agreements with subcontractors and materials suppliers on an individual basis after receiving competitive bids. In certain markets at high risk for cost increases, we enter into fixed-fee bids when it makes economic sense to do so. We also enter into longer-term and national or regional contracts with subcontractors and suppliers, where possible, to obtain more favorable terms, minimize construction costs and to control product consistency and availability. Our contracts require that our subcontractors comply with all laws and labor practices pertaining to their work, follow local building codes and permits, and meet performance, warranty and insurance requirements. Our purchasing and construction managers coordinate and monitor the activities of subcontractors and suppliers, and monitor compliance with zoning, building and safety codes. At December 31, 2017, we employed approximately 760 full-time construction and warranty employees.
We specify that quality durable materials be used in the construction of our homes and we do not maintain significant inventories of construction materials, except for work in process materials for homes under construction. When possible, we negotiate price and volume discounts and rebates with manufacturers and suppliers on behalf of our subcontractors so we can take advantage of production volume. Our raw materials consist primarily of lumber, concrete, drywall, roofing materials and similar construction materials and are frequently purchased on a national or regional level. Such materials have historically been available from multiple suppliers and therefore we do not believe there is a supplier risk concentration. However, because such materials are substantially comprised of natural resource commodities, their cost and availability is subject to national and worldwide price fluctuations and inflation, each of which could be impacted by legislation or regulation relating to energy and climate change.
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
Marketing and Sales
We believe that we have an established reputation for building a diversified line of attractive, high quality and efficient homes, which helps generate demand in each project. Our communication and marketing plans are tailored to target and reach our different customer segments. Part of these plans involve reaching new customers through a combination of advertising and other promotional activities, including our website at www.meritagehomes.com, social media outlets, magazine and newspaper advertisements, radio, brochures, direct mailings and the placement of strategically located signs in the vicinities near our developments to drive traffic to our communities. Our marketing strategy is aimed at differentiating Meritage from resale homes as wells as other new homes offered by homebuilders. We solidify this differentiation across all of our marketing and sales efforts to explain how we have thoughtfully selected and incorporated every home's energy-efficient features and benefits as part of a larger, integrated system that enables us to truly deliver on our LIFE. BUILT. BETTER.® brand promise to our customers, which means having a home that is quieter, cleaner, healthier, smarter and safer.
We sell our homes using furnished model homes as a marketing tool to demonstrate to prospective homebuyers the advantages of the designs and features of our homes. At December 31, 2017, we owned 317 completed model homes and 50 models under construction and we leased back an additional 17 model homes. We generally employ or contract with interior and landscape designers who enhance the appeal of our model homes, which highlight the features and options available for the product line within a project. We typically build between one and three model homes for each actively selling community, depending upon the products to be offered and the number of homes to be built in the project. We strive to implement marketing strategies that will educate our buyers on how our unique building techniques and the energy efficient features in our homes differentiate them from other homes. In our communities, we have built in-home displays in order to inform our buyers about energy-efficient features and help them understand how and to what extent a Meritage home can help them realize more savings through reduced energy bills, and experience and enjoy better health, improved comfort and peace of mind.
Our homes generally are sold by our outside commissioned sales associate employees who work from a sales office typically located in a converted garage of one of the model homes for each project. We also employ a team of online sales associates who offer assistance to potential buyers viewing our communities and products over the Internet. At December 31, 2017, we had approximately 510 full-time sales and marketing personnel. Our goal is to ensure that our sales force has extensive knowledge of our housing product, our energy efficient and innovative features, our sales strategies, mortgage options, and community dynamics, in order to fully execute our marketing message. To achieve this goal, we train our sales associates and conduct regular meetings to update them on our product, communities, sales techniques, competition in the area, financing availability, construction schedules, marketing and advertising plans, available product lines, pricing, options and warranties offered, as well as the numerous benefits and savings our energy efficient product provides. Our sales associates are licensed real estate agents where required by law. Our sales associates may also assist our customers to make standard design selections and to select from available options and upgrades that may be available on a community by community basis, which we design to appeal to local consumer demands. In some divisions, we contract with third-party design studios that specialize in assisting our homebuyers with those selections to personalize their homes. Utilizing such third-party design studios typically allows us to manage our overhead costs more efficiently. We may offer various sales incentives, including price concessions, assistance with closing costs, and landscaping or interior upgrades, to attract buyers. The use, type and amount of incentives depends largely on economic and local competitive market conditions. Third-party brokers may also sell our homes, and are usually paid a sales commission based on the price of the home. Frequently, third-party brokers bring prospective buyers to our communities. We have a robust loyalty program for these brokers and we aim to regularly educate them on the benefits of owning a Meritage home and our community offerings, which we believe helps enhance the impact of our marketing message.
We differentiate ourselves from our competitors through the superior design and value of our communities and homes, our energy-efficiency and other technologies, and our offerings and enhancements made pursuant to the results of ongoing surveying and product research efforts. We believe our commitment to design and build energy-efficient homes is aligned with buyer sensitivities about how eco-friendly designs, features and materials help impact the environment and the livability of homes, as well as their pocketbooks. We continually evaluate buyer preferences and make adjustments to the homes we offer and the targeted price points in accordance with buyer demand. Most recently we introduced LiVE.NOW.®, our newest entry-level collection of product offerings targeted to the growing number of first-time homebuyers.
Backlog
Our sales contracts require cash deposits and are subject to certain contingencies such as the buyer’s ability to qualify for financing. Additional deposits are usually collected upon the selection of options and upgrades. Homes covered by such sales contracts but which are not yet closed are considered “backlog” and are representative of potential future revenues. Started homes are excluded from backlog until a sales contract is signed and are referred to as unsold or “spec” inventory. A contract contingent upon the sale of a customer’s existing home is not considered a sale and not included in backlog until the contingency is removed. Most of our entry-level homes are started as spec homes whereas a signed sales contract is generally required to release a lot to start construction of a move-up home, although on a regular basis we also start a certain number of move-up homes for speculative sales inventory. As a result of our strategic shift to expand our entry-level home product offerings and communities, our spec inventory increased by 23.3% to 2,086 homes as of December 31, 2017 as compared to 1,692 homes in 2016. We may also start construction on spec homes to accelerate or facilitate the close-out of a community. At December 31, 2017, 75.0% of our 2,875 homes in backlog were under construction.
We do not recognize any revenue from a home sale until a finished home is delivered to the homebuyer, payment is collected and other criteria for sale and profit recognition are met. At December 31, 2017, of our total unsold homes in inventory excluding completed model homes, 69.6% were under construction without sales contracts and 30.4% were completed homes without sales contracts. A portion of the unsold homes resulted from homesites that began construction with valid sales contracts that were subsequently canceled. We believe that during 2018 we will deliver to customers substantially all homes in backlog at December 31, 2017 under existing or, in the case of cancellations, replacement sales contracts.
The number of units in backlog increased 9.4% to 2,875 units at December 31, 2017 from 2,627 units at December 31, 2016 with an increase in the value of backlog to $1.2 billion from $1.1 billion.

Customer Financing
Most of our homebuyers require financing. Accordingly, we refer them to mortgage lenders that offer a variety of financing options. While our homebuyers may obtain financing from any mortgage provider of their choice, we have a joint venture arrangement with an established mortgage broker that allows it to act as a preferred mortgage broker to our buyers in most of our markets to help facilitate the financing process as well as generate additional revenue for us through our interest in the joint venture (See Note 4 for additional information on joint venture financial results). In some markets, we also use unaffiliated preferred mortgage lenders. We may pay a portion of the closing costs to assist homebuyers who obtain financing from our preferred lenders.

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

At the time a home is completed and delivered to a buyer, the customer relationship is transitioned to a customer relations employee who manages the warranty and customer care efforts.
We generally provide a one-to-two-year limited warranty on workmanship and building materials and a ten-year warranty for the structural integrity of the homes we build. We require our subcontractors to provide evidence of insurance before beginning work and provide a warranty to us and to indemnify us from defects with their work and therefore any claims relating to workmanship and materials are generally the subcontractors’ responsibility. In certain markets and for certain attached product, we offer an owner-controlled insurance program to our subcontractors which, if accepted, is the insurance for damage resulting from construction defects in lieu of some of the insurance we require from the subcontractor. Although our subcontractors are generally required to repair and replace any product or labor defects, we are, during applicable warranty periods, ultimately responsible to the homeowner for making such repairs. Accordingly, with the assistance of an actuary, we have estimated and established reserves for future structural warranty costs based on the number of home closings and historical data trends for warranty work within our communities. Warranty reserves generally range between 0.1% to 0.6% of a home’s sale price. Those projections are subject to variability due to uncertainties regarding structural defect claims for the materials and labor we use in the construction of our homes, the markets in which we build, claim settlement history, and insurance and legal interpretations, among other factors and we are, therefore, constantly monitoring such reserves. Historically, these reserves have been sufficient to cover net out-of-pocket warranty costs.
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

•
ENERGY STAR® standards in all of our communities and incremental energy-efficient features that create a variety of benefits to our customers and differentiate our product from competing new and existing home inventories;

•	inclusion of home automation through our new M.Connected Home Automation Suite®;

•	ability to recognize and adapt to changing market conditions, from both a capital and human resource perspective;

•	ability to capitalize on opportunities to acquire land on favorable terms; and

•	reputation for outstanding service and quality products and our exceptional customer and warranty service.

Our product offerings and strategic locations are successfully competing with both existing homes inventory and surrounding new-home communities as evidenced by our relative orders volume and market share in most of our divisions. We expect that the strengths noted above will continue to provide us with long-term competitive advantages.
We have an extensive market research department that assists the operating divisions in each of our markets to better compete with other homebuilders, and the inventory of re-sale homes in surrounding neighborhoods. Our strategic operations team conducts in-depth community-level reviews in each of our markets, including a detailed analysis of existing inventory, pricing, buyer demographics and the identification of each location’s key buyer metrics. This analysis and resulting analytical tools assist in decision-making regarding product designs, positioning, and pricing and underwriting standards for land purchases and land development. Additionally, our market research department is focused on evaluating and identifying new market opportunities.
Government Regulation and Environmental Matters
To the extent that we acquire undeveloped land, we prefer to close the acquisition of such land after all or most entitlements have been obtained. Construction may begin almost immediately on such entitled land upon compliance with and receipt of specified permits, approvals and other conditions, which generally are within our control. The time needed to obtain such approvals and permits affects the carrying costs of unimproved property acquired for development and construction. The continued effectiveness of permits already granted is subject to factors such as changes in government policies, rules and regulations, and their interpretation and application. The government approval processes discussed above have caused some timing delays but have not had a material adverse effect on our development activities, although there is no assurance that these and other restrictions will not adversely affect future operations as, among other things, sunset clauses may exist on some of our entitlements and they could lapse.
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
In addition, there is constantly a variety of new legislation being enacted, or considered for enactment at the federal, state and local level relating to energy and climate change. Some of this legislation relates to items such as carbon dioxide emissions control and building codes that impose energy efficiency standards. New building code requirements that impose stricter energy efficiency standards could significantly increase the cost to construct homes, although our energy-efficiency technologies and offerings meet, and in many instances exceed, current and expected energy efficiency thresholds. As climate change concerns continue to grow, legislation and regulations of this nature are expected to continue and may result in increased costs and longer approval and development timelines. Similarly, energy and environment-related initiatives affect a wide variety of companies throughout the United States and the world, and because our operations are heavily dependent on significant amounts of raw materials, such as lumber, steel, and concrete, such initiatives could have an indirect adverse impact on our operations and profitability to the extent the manufacturers and suppliers of our materials are burdened with expensive carbon dioxide emissions control and other environmental and energy-related regulations.
We are also subject to a variety of local, state, and federal statutes, ordinances, rules and regulations concerning the protection of health and the environment. In some markets, we are subject to environmentally sensitive land ordinances that mandate open space areas with public elements in housing developments, and prevent development on hillsides, wetlands and other protected areas. We must also comply with open space restrictions, flood plain restrictions, desert wash area restrictions, native plant regulations, endangered species acts and view restrictions. These and similar laws and regulations may result in delays, cause substantial compliance and other costs, and prohibit or severely restrict development in certain environmentally sensitive regions or areas. To date, compliance with such laws and regulations has not materially affected our operations, although it may do so in the future.
We condition our obligation to acquire property on, among other things, an environmental review of the land. To date, we have not incurred any material unanticipated liabilities relating to the removal or remediation of unknown toxic wastes or other environmental conditions. However, there is no assurance that we will not incur material liabilities in the future relating to toxic waste removal or other environmental conditions affecting land currently or previously owned.
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

Employees, Subcontractors and Consultants
At December 31, 2017, we had approximately 1,605 full-time employees, including 300 in management and administration, 35 in our title company, 510 in sales and marketing, and 760 in construction and warranty operations. Our operations are carried out through both local and centralized management. Local operations are made up of our division employees, led by management with significant homebuilding experience and who typically possess a depth of knowledge in their particular markets. Our centralized management sets our strategy and leads decisions related to the Company's land acquisition, risk management, finance, cash management and information systems. Our employees are not unionized, and we believe that we have good employee relationships. We pay for a substantial portion of our employees’ insurance costs, with the balance contributed by the employees. We also have a 401(k) savings plan, which is available to all employees who meet the plan’s participation requirements.
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
Executive Officers of the Registrant
The names, ages, positions and business experience of our executive officers are listed below (all ages are as of March 1, 2018). Other than the terms and provisions of various employment and change of control agreements between the Company and the listed officers, there are no understandings between any of our executive officers and any other person pursuant to which any executive officer was selected to his office.

Name	Age	Position
Steven J. Hilton	56	Chairman of the Board and Chief Executive Officer
Hilla Sferruzza	42	Chief Financial Officer, Executive Vice President
C. Timothy White	57	General Counsel, Executive Vice President and Secretary
Phillippe Lord	44	Chief Operating Officer, Executive Vice President
Javier Feliciano	44	Chief Human Resources Officers, Executive Vice President
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
The availability of lots and land that meet our investment and marketing standards depends on a number of factors outside of our control, including land availability in general, competition with other homebuilders and land buyers, credit market conditions, legal and government agency processes and regulations, inflation in land prices, zoning, our ability and the costs to obtain building permits, the amount of impact fees, property tax rates and other regulatory requirements. If suitable lots or land becomes less available, or the cost of attractive land increases, it could reduce the number of homes that we may be able to build and sell and reduce our anticipated margins, each of which could adversely impact our financial results. The availability of suitable land assets could also affect the success of our strategic initiative to increase the number of actively selling communities and to maintain profitability.
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
In general, housing demand is adversely affected by a lack of availability of mortgage financing and increases in interest rates. Most of our buyers finance their home purchases through our mortgage joint venture or third-party lenders providing mortgage financing. If mortgage interest rates increase and, consequently, the ability of prospective buyers to finance home purchases is adversely affected, our home sales and cash flow may be adversely affected and the impact may be material. These risks can also indirectly impact us to the extent our customers need to sell their existing home to purchase a new home from us if the potential buyers of our customer's homes are unable to obtain mortgage financing. Although long-term interest rates currently remain near historically low levels, it is difficult to predict future increases or decreases in market interest rates.
Mortgage lenders are subject to underwriting standards by the regulatory authorities which oversee them. Regulations, standards, rules and requirements, as and when implemented, could restrict the availability of loans and/or increase the costs to borrowers to obtain such loans. While lending requirements have loosened in the past couple of years, mortgage lending underwriting standards are more restrictive than in the previous homebuilding cycle, potentially limiting the number of buyers able to obtain a mortgage. The FHA insures mortgage loans that generally have lower credit requirements and is an important source for financing some of our home sales. Changes or restrictions in FHA programs may negatively affect the availability or affordability of FHA financing. Financing through programs offered by the VA, USDA and other certain housing finance agencies are subject to changes in regulations, lending standards and government funding levels. There can be no assurance that these programs will continue to be available or that they will be as accommodating as they currently are. Continued legislative and regulatory actions and more stringent underwriting standards could have a material adverse effect on our business if certain buyers are unable to obtain mortgage financing. A prolonged tightening of the financial markets could also negatively impact our business.

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
Currently, under the Tax Cuts and Jobs Act of 2017, the ("Tax Act") the federal government enacted new limits on, and reductions to, certain itemized tax deductions such as mortgage interest and state and local taxes for individuals that may reduce some of the benefits of home ownership, which could have an indirect impact on our operations. The Tax Act also enacted new limits and reductions to certain corporate tax deductions such as interest expense, which may have an impact on our operations. Also, we recently benefited from the availability of the IRC §45L new energy efficient homes credit through the end of 2016 . Subsequent to December 31, 2017, legislation to retroactively extend this tax credit for the single year of 2017 was signed by the President, however it is uncertain whether an extension or similar tax credit will be adopted for any future years. These energy tax credits provided us a significant benefit and reduced our effective income tax rate in 2015 and 2016.
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
We have traditionally focused our marketing, community and home designs, and product offerings on the first- and second-move-up buyer. As a result of changing demographics and trends, we have shifted our strategy and have undertaken actions to align our pricing, product and community offerings to include a focus on entry-level and first move-up homes based on our belief that there will be a resurgence of first-time buyers. We have invested significant efforts to align our community layouts, lot sizes and product designs to include more homes targeted to first time buyers. If there is not a resurgence of first-time and first move-up buyers or our entry-level home offerings are not attractive to our customers, it could have negative consequences on our operations, financial position and cash flows.
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
We incur certain overhead costs associated with our communities, such as marketing expenses, real estate taxes, and costs associated with the upkeep and maintenance of our model and sales complexes. If our sales absorptions pace decreases and the time required to close out our communities is extended, we would likely incur additional overhead costs, which would negatively impact our financial results. Additionally, we typically incur various land development improvement costs for a community prior to the commencement of home construction. Such costs include infrastructure, utilities, taxes and other related expenses. Reduction in home absorption rates increases the associated holding costs and extends our time to recover such costs. Declines in the homebuilding market may also require us to evaluate the recoverability of costs relating to land acquired more recently.
If we are unable to successfully compete in the highly competitive housing industry, our financial results and growth may suffer.
The housing industry is highly competitive. We compete for sales in each of our markets with national, regional and local developers and homebuilders, resale of existing homes and, to a lesser extent, condominiums and available rental housing. Some of our competitors have significantly greater financial resources and some may have lower costs than we do. Competition among homebuilders of all sizes is based on a number of interrelated factors, including location, reputation, amenities, design, innovation, quality and price. Competition is expected to continue and may become more intense, and there may be new entrants in the markets in which we currently operate and in markets we may enter in the future and our industry may also experience some consolidations. If we are unable to successfully compete, our financial results and growth could suffer.
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
In the prior homebuilding cycle, a significant portion of our lots were controlled under option contracts. Such options generally require a cash deposit that will be forfeited if we do not exercise the option or proceed with the purchase(s). During the prior downturn, we forfeited significant amounts of deposits and wrote off significant amounts of related pre-acquisition costs related to projects we no longer deemed feasible, as they were not projected to generate acceptable returns. Another downturn in the homebuilding market may cause us to re-evaluate the feasibility of our optioned projects (the number of optioned projects and the associated amount of pre-acquisition dollars is significantly reduced from the prior cycle), which may result in us forfeiting deposits, which would reduce our assets and stockholders’ equity.
Our business may be negatively impacted by natural disasters or extensive weather.
Our homebuilding operations include operations in Texas, California, North Carolina, South Carolina, Tennessee, Georgia and Florida. These markets occasionally experience extreme weather conditions such as tornadoes and/or hurricanes, earthquakes, wildfires, flooding, landslides, prolonged periods of precipitation, sinkholes and other natural disasters. We do not insure against some of these risks. For example, during 2017, two of our largest volume markets were impacted by hurricanes. These occurrences could damage or destroy some of our homes under construction or our building lots, which may result in uninsured or underinsured losses. We could also suffer significant construction delays or substantial fluctuations in the pricing or availability of building materials due to such disasters. Any of these events could cause a decrease in our revenue, cash flows and earnings.

We are subject to home warranty and construction defect claims arising in the ordinary course of business, which may lead to additional reserves or expenses.
Home warranty and construction defect claims are common in the homebuilding industry and can be costly. We sometimes encounter construction defect issues that may be alleged to be widespread within a single community or geographic area and we are currently managing two such issues, one regarding possible foundation design issues within a single community and the other regarding an alleged widespread stucco application issue in one geographic area. In order to account for future potential warranty and construction defect obligations, we establish a warranty reserve in connection with every home closing. Additionally, we maintain general liability insurance and generally require our subcontractors to provide a warranty and indemnity to us and insurance coverage for liabilities arising from their work; however, we cannot be assured that our warranty reserves and insurance and those subcontractors warranties, insurance and indemnities will be adequate to cover all warranty and construction defect claims for which we may be held responsible. For example, we may be responsible for applicable self-insured retentions, and certain claims may not be covered by insurance or may exceed applicable coverage limits.
A major safety incident relating to our operations could be costly in terms of potential liabilities and reputational damage.
Building sites are inherently dangerous and pose certain inherent health and safety risks to construction workers. Due to health and safety regulatory requirements and the number of projects we work on, health and safety performance is important to the success of our development and construction activities. Any failure in health and safety performance may result in penalties for non-compliance with relevant regulatory requirements, and a failure that results in a major or significant health and safety incident is likely to be costly and could expose us to claims resulting from personal injury. Such a failure could generate significant negative publicity and have a corresponding impact on our reputation, our relationships with relevant regulatory agencies or governmental authorities, and our ability to attract customers and employees, which in turn could have a material adverse effect on our business, financial condition and operating results. We and our subcontractors carry insurance that covers some of these risks.
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
In connection with land development work on our raw or partially finished land, we are oftentimes required to provide performance bonds or other assurances for the benefit of the respective municipalities or governmental authorities. These performance bonds provide assurance to the beneficiaries that the development will be completed, or that in case we do not perform, that funds from the bonds are available for the municipality or governmental agency to finish such work. In the future, additional performance bonds may be difficult to obtain, or may become difficult to obtain on terms that are acceptable to us. If we are unable to secure such required bonds, progress on affected projects may be delayed or halted or we may be required to expend additional cash or provide other forms of surety or security for such obligations, such as letters of credit, which may adversely affect our financial position and ability to grow our operations.
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
We are required to comply with applicable laws and regulations that govern all aspects of our business including land acquisition, development, home construction, labor and employment, mortgage origination, title and escrow operations, sales and warranty. It is possible that individuals acting on our behalf could intentionally or unintentionally violate some of these laws and regulations. Although we endeavor to take immediate action if we become aware of such violations, we may incur fines or penalties as a result of these actions and our reputation with governmental agencies and our customers may be damaged. Further, other acts of bad judgment may also result in negative publicity and/or financial consequences.

Our lack of geographic diversification could adversely affect us if the homebuilding industry in our markets decline.
We have operations in Texas, Arizona, California, Colorado, Florida, North Carolina, South Carolina, Georgia and Tennessee. Although we have, in recent years, expanded our operations to new markets, our geographic diversification is still limited and could adversely impact us if the homebuilding business in our current markets should decline, since we may not have a balancing opportunity in other geographic regions.
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
The homebuilding industry is capital intensive and requires significant up-front expenditures to secure land and pursue development and construction on such land. Accordingly, we incur substantial indebtedness to finance our homebuilding activities. At December 31, 2017, we had approximately $1.3 billion of indebtedness and $170.7 million of cash and cash equivalents. If we require working capital greater than that provided by operations, our current liquidity position, and our current $550.3 million available to be drawn under our credit facility, we may be required to seek additional capital in the form of equity or debt financing from a variety of potential sources, including bank financing and securities offerings. There can be no assurance we would be able to obtain such additional capital on terms acceptable to us, if at all. The level of our indebtedness could have important consequences to our stockholders, including the following:

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

Our ability to obtain third-party financing may be negatively affected by any downgrade of our credit rating from a rating agency
We consider the availability of third-party financing to be a key component of our long-term strategy to grow our business either through acquisitions or through internal expansion. As of December 31, 2017, our credit ratings were BB, Ba2, and BB by Standard and Poor’s Financial Services, Moody’s Investor Services and Fitch Ratings, respectively, the three primary rating agencies. Any downgrades from these ratings may impact our ability to obtain future additional financing, or to obtain such financing on terms that are favorable to us and therefore, may adversely impact our future operations.
We may not be successful in future expansion and integrating acquisitions.
We may consider growth or expansion of our operations in our current markets or in other areas of the country. We may not be successful in future expansion and integrating future acquisitions. Our expansion into new or existing markets could have a material adverse effect on our cash flows and/or profitability as we may incur costs to integrate new markets into our operations in advance of those operations providing a right-sized impact to our bottom line. The magnitude, timing and nature of any future expansion will depend on a number of factors, including suitable additional markets and/or acquisition candidates, the negotiation of acceptable terms, our financial capabilities, the size of the new business, and general economic and business conditions. New acquisitions may result in the incurrence of additional debt. Acquisitions also involve numerous risks, including difficulties and/or delays in the assimilation and integration of the acquired company’s operations, the incurrence of unanticipated liabilities or expenses, the diversion of management’s attention from other business concerns, risks of entering markets in which we have limited or no direct experience and the potential loss of key employees of the acquired company. In our recent acquisitions in Nashville, Atlanta and Greenville, the integration of the operations was slower than originally anticipated. It cannot be assured that integration delays for future acquisitions will not occur, and such delays could have an impact on our operations and our financial results.
We are subject to extensive government regulations that could cause us to incur significant liabilities or restrict our business activities.
Regulatory requirements could cause us to incur significant liabilities and costs and could restrict our business activities. We are subject to local, state and federal statutes and rules regulating labor and employment matters, relationships with trade partners and their employees, certain developmental matters, as well as building and site design. We are subject to various fees and charges of government authorities designed to defray the cost of providing certain governmental services and improvements. We may be subject to additional costs and delays or may be precluded entirely from building projects because of “no-growth” or “slow-growth” initiatives, building permit ordinances, building moratoriums, or similar government regulations that could be imposed in the future due to health, safety, climate, welfare or environmental concerns. We must also obtain licenses, permits and approvals from government agencies to engage in certain activities, the granting or receipt of which are beyond our control and could cause delays in our homebuilding projects.

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
We believe we currently have a competitive advantage over many of the other production homebuilders by virtue of our energy efficiency technologies. Our communities offer a high level of energy-saving features included in the base price of our homes, and most of our home plans are engineered to facilitate the incorporation of optional solar features to further optimize energy savings. If other builders are able to replicate our energy efficient technologies and offer them at a similar price point, it could diminish our competitive advantage in the marketplace.
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
A significant and extended disruption in the functioning of these resources could damage our reputation and cause us to lose customers, sales, result in the unintended public disclosure or the misappropriation of proprietary, personal and confidential information (including information about our homebuyers, employees and business partners), and require us to incur significant expense to address and resolve these kinds of issues. The release of confidential information may also lead to litigation or other proceedings against us by affected individuals and/or business partners and/or by regulators, and the outcome of such proceedings, which could include penalties or fines, could have a material and adverse effect on our consolidated financial statements and reputation. In addition, the costs of maintaining adequate protection against such threats, depending on their evolution, pervasiveness and frequency and/or government-mandated standards or obligations regarding protective efforts, could continue to increase and could be material to our consolidated financial statements.
Negative publicity could adversely affect our reputation and our business, financial results and stock price.
Unfavorable media related to our industry, company, brand, personnel, operations, business performance, or prospects may impact our stock price and the performance of our business, regardless of its accuracy or inaccuracy. The speed at which negative publicity is disseminated has increased dramatically through the use of electronic communication, including social media outlets, websites, "tweets", and blogs. Our success in maintaining and expanding our brand image depends on our ability to adapt to this rapidly changing media environment. Adverse publicity or negative commentary from any media outlets could damage our reputation and reduce the demand for our homes, which would adversely affect our business.
Any of the above risk factors could have a material adverse effect on any investment in our bonds and common stock. As a result, investors could lose some or all of their investment.

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
The words “believe,” “expect,” “anticipate,” “forecast,” “plan,” “intend,” “may,” “will,” “should,” “could,” “estimate,” and “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. All statements we make other than statements of historical fact are forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Forward-looking statements in this Annual Report include statements concerning our belief that we have ample liquidity; our goals and strategies and the anticipated benefits relating thereto; our intentions and the expected benefits and advantages of our product and land positioning strategies, including with respect to our focus on the first-time and first move-up buyer; the benefits of and our intentions to use options to acquire land; our exposure to supplier concentration risk; our delivery of substantially all of our backlog existing as of year end; our positions and our expected outcome relating to litigation in general; our intentions to not pay dividends; growth in the first-time buyer segment that are seeking entry-level homes; the timing and extent of new community openings in 2018; that we may repurchase our debt and equity securities; our non-use of derivative financial instruments; expectations regarding our industry and our business into 2018 and beyond, and that we expect our cash expenditures will exceed our cash generated by operations as we continue to expand our business; the demand for and the pricing of our homes; our land and lot acquisition strategy (including that we will redeploy cash to acquire well-positioned finished lots and that we may participate in joint ventures or opportunities outside of our existing markets if opportunities arise and the benefits relating thereto); that we may expand into new markets; the availability of suppliers; that we may seek additional debt or equity capital; our expectation that existing guarantees, letters of credit and performance and surety bonds will not be drawn on; the sufficiency of our insurance coverage and warranty reserves; the sufficiency of our capital resources to support our business strategy; the impact of new accounting standards and changes in accounting estimates; trends and expectations concerning sales prices, sales orders, cancellations, construction costs, gross margins, land costs and profitability and future home inventories; our future cash needs; the impact of seasonality; and our future compliance with debt covenants and actions we may take with respect thereto.
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
We lease an aggregate of approximately 381,000 square feet of office space (of which approximately 17,000 square feet is currently subleased by us to third parties) in our markets for our operating divisions, corporate and executive offices.

Item 3. Legal Proceedings
We are involved in various routine legal and regulatory proceedings, including, without limitation, claims and litigation alleging construction defects for which we have approximately $600,000 of total reserves. In general, the proceedings are incidental to our business, and most exposure is subject to and should be covered by warranty and indemnity obligations of our consultants and subcontractors. Additionally, some such claims are also covered by insurance. With respect to the majority of pending litigation matters, our ultimate legal and financial responsibility, if any, cannot be estimated with certainty and, in most cases, any potential losses related to these matters are not considered probable. Historically, most disputes regarding warranty claims are resolved prior to litigation. As of December 31, 2017, we were involved in a unique personal injury matter originally filed on July 2, 2013 in the Circuit Court of the Ninth Judicial Circuit in Orange County, Florida that is based on a claim of negligent security in one of our communities (Marcela Borges vs. Meritage Homes of Florida, Inc.). The total damages this plaintiff is seeking are currently unspecified. This matter is scheduled to go to jury trial in the first quarter of 2018 and we do not believe at this time that the outcome of the trial will result in an adverse ruling that would require any incremental charge to our reserves in our financial statements. We believe there are no pending legal or warranty matters that could have a material adverse impact upon our consolidated financial condition, results of operations or cash flows that have not been sufficiently reserved. Information related to pending legal proceedings is presented in Note 15 - Commitments and Contingencies, in the accompanying consolidated financial statements and is incorporated by reference herein.
Since 2010, we have been involved in various legal proceedings regarding a Nevada based land acquisition and development joint venture known as South Edge, LLC relating to a Henderson, Nevada project known as Inspirada. In February 2018, we received $4.8 million to settle and conclude our legal claims against certain members of that venture.

Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “MTH”. The high and low sales prices per share of our common stock for the periods indicated, as reported by the NYSE, follow.

	2017		2016
Quarter Ended	High	Low	High	Low
March 31	$38.75	$33.75	$36.46	$26.86
June 30	$42.40	$36.50	$39.39	$32.84
September 30	$44.40	$39.05	$40.55	$32.34
December 31	$54.95	$44.80	$38.95	$29.95
The following graph compares the five-year total return of our common stock with the S&P 500 Index and the Dow Jones US Home Construction Index. The graph assumes $100 invested as of December 31, 2012 in Meritage Common Stock the S&P 500 Index and the Dow Jones US Home Construction Index, and the re-investment of all dividends. The performance of our common stock depicted in the graphs is not indicative of future performance.

	2012	2013	2014	2015	2016	2017
Meritage Homes Corporation	100.00	128.49	96.36	91.00	93.17	137.08
S&P 500 Index	100.00	129.22	143.97	143.22	156.75	186.80
Dow Jones US Home Construction Index	100.00	109.78	117.85	128.91	119.47	209.18

The preceding Performance Graph and related information shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.
On February 1, 2018 there were 189 owners of record of our common stock. A substantially greater number of owners of our common stock are beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.
The transfer agent for our common stock is Computershare, Inc., 250 Royall Street, Canton, MA 02021 (www.computershare.com).
Historically, we have not declared cash dividends, nor do we intend to declare cash dividends in the foreseeable future. We plan to retain our earnings to finance the continuing operation and growth of the business. Future cash dividends, if any, will depend upon our financial condition, results of operations, capital requirements, statutory requirements, as well as other factors considered relevant by our Board of Directors. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.
Reference is made to Note 10 in the accompanying consolidated financial statements for a description of our stock-based compensation plans.
Issuer Purchases of Equity Securities
We did not acquire any shares of our common stock during the twelve months ended December 31, 2017. On February 21, 2006, we announced that our Board of Directors approved a stock repurchase program, authorizing the expenditure of up to $100.0 million to repurchase shares of our common stock, subject to certain price parameters. In August 2006, the Board of Directors authorized an additional $100.0 million under this program. There is no stated expiration date for this program. As of December 31, 2017, we had approximately $130.2 million of the authorized amount available to repurchase shares under this program.

Item 6. Selected Financial Data
The following table presents selected historical consolidated financial and operating data of Meritage Homes Corporation and subsidiaries as of and for each of the last five years ended December 31, 2017. The financial data has been derived from our audited consolidated financial statements and related notes for the periods presented. This table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this Annual Report. These historical results may not be indicative of future results.

	Historical Consolidated Financial Data Years Ended December 31,
	($ in thousands, except per share amounts)
	2017	2016	2015	2014	2013
Statement of Operations Data:
Homebuilding:
Total closing revenue	$3,226,772	$3,029,227	$2,568,082	$2,169,643	$1,814,659
Total cost of closings (1)	(2,660,273)	(2,498,015)	(2,079,373)	(1,717,026)	(1,418,241)
Total closing gross profit	566,499	531,212	488,709	452,617	396,418
Financial services profit	22,055	21,902	19,271	16,178	15,954
Commissions and other sales costs	(221,647)	(215,092)	(188,418)	(156,742)	(126,716)
General and administrative expenses	(124,041)	(123,803)	(112,849)	(104,598)	(91,510)
Earnings/(loss) from unconsolidated entities, net	2,101	4,060	(338)	(447)	(378)
Interest expense	(3,853)	(5,172)	(15,965)	(5,163)	(15,092)
Other income/(expense), net	6,683	4,953	(946)	6,572	2,792
Loss on extinguishment of debt	(278)	—	—	—	(3,796)
Earnings before income taxes	247,519	218,060	189,464	208,417	177,672
Provision for income taxes	(104,264)	(68,519)	(60,726)	(66,176)	(53,208)
Net earnings	$143,255	$149,541	$128,738	$142,241	$124,464
Earnings per common share:
Basic	$3.56	$3.74	$3.25	$3.65	$3.45
Diluted (2)	$3.41	$3.55	$3.09	$3.46	$3.25
Balance Sheet Data (December 31):
Cash, cash equivalents, investments and securities and restricted cash	$170,746	$131,702	$262,208	$103,333	$363,823
Real estate	$2,731,380	$2,422,063	$2,098,302	$1,877,682	$1,405,299
Total assets (3)	$3,251,258	$2,888,691	$2,679,777	$2,306,011	$1,991,154
Senior, senior subordinated and convertible senior notes, net and loans payable and other borrowings (3)	$1,283,804	$1,127,314	$1,117,040	$925,081	$908,841
Total liabilities (3)	$1,674,433	$1,467,196	$1,420,840	$1,196,522	$1,149,762
Stockholders’ equity	$1,576,825	$1,421,495	$1,258,937	$1,109,489	$841,392
Cash Flow Data:
Cash (used in)/provided by:
Operating activities	$(87,132)	$(103,402)	$(3,335)	$(211,248)	$(77,924)
Investing activities	$(17,072)	$(20,106)	$(16,487)	$(62,867)	$1,031
Financing activities	$143,248	$(6,998)	$178,697	$103,312	$180,572

(1)	Total cost of closings includes $6.7 million, $3.8 million, $6.6 million, $3.7 million and $1.0 million of impairments for the years ending December 31, 2017, 2016, 2015, 2014 and 2013, respectively.

(2)
Diluted earnings per common share for all years presented includes adjustments to net earnings to account for the interest attributable to our convertible debt, net of income taxes. See Note 8 of our consolidated financial statements for additional information.

(3)
Capitalized debt costs were retrospectively reclassified from Prepaids, other assets and goodwill to Senior and convertible senior notes, net as a result of FASB's issuance of ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. Debt costs reclassified from assets to liabilities amounted to $10.7 million, $10.1 million and $12.2 million for December 31, 2015, 2014 and 2013, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview and Outlook
Industry Conditions

The housing market continued to improve throughout 2017 supported by a strengthening economy and favorable demand environment, due in part to a limited supply of resale homes combined with continued low interest rates that contribute to housing affordability. We believe that recent job growth and strong consumer confidence foster generally steady improvement for our sector over the next several years, particularly among the first-time homebuyer segment. Historically, first-time buyers have made up a significant percentage of homebuyers. That buyer segment had been absent in recent years as young adults accumulated large amounts of student debt in a stagnant economy and were unable to save for down payments. The economy's improvement along with job growth and these young adults reaching a phase of life where many are now part of a dual income household has made homebuying within reach again. While this demand has translated to rising average sales prices in many markets, it has also resulted in rising land and construction material costs, which combined with weather related challenges in the latter half of 2017, limited the expansion in gross margins.

The desire for new homes continues to be healthy across most of our markets, especially for our entry-level and LiVE.NOW® communities that target the first-time homebuyer who represent a strong presence in the market. We continue to focus on strategic initiatives such as selling, general and administrative cost control, community count growth and home closing gross margin improvement that are designed to position us for further growth and improve our bottom line results, while pivoting to increase our focus on the first-time and first move-up buyer. We expect first-time buyers to continue to grow as a percentage of total homebuyers and we are re-shifting our focus to meet that demand with an increased number of communities that target that segment. Our entry-level product is also attracting move-down buyers with select floor plans and price points that appeal to an age-targeted audience.
Summary Company Results
Total home closing revenue was $3.2 billion for the year ended December 31, 2017, an increase of 6.1% from $3.0 billion in 2016. Total home closing revenue for the year ended December 31, 2016 was 18.6% higher than the $2.5 billion recorded for the year ended December 31, 2015. Home closing gross margin for the year ended December 31, 2017 remained consistent with prior year at 17.6% while gross margin for the year ended December 21, 2015 was 19.0%. Improved revenue from higher closing volume resulted in pre-tax net earnings of $247.5 million in 2017 as compared to $218.1 million in 2016 and $189.5 million in 2015. Our 2017 results include $104.3 million of income taxes, representing a 42.1% effective tax rate as compared to a 31.4% effective tax rate in 2016 and a 32.1% effective tax rate in 2015. The higher rate in 2017 reflects a $19.7 million revaluation of our deferred tax asset in the fourth quarter for the impact of new corporate tax rates enacted in 2017 and effective beginning in 2018 as well as reflects the absence of energy tax credits that were available in prior years. Refer to Note 11 for additional information related to income taxes. The increase in income taxes resulted in a 4.2% decrease in net earnings in 2017 compared to prior year. Net income for the year ended December 31, 2017 was $143.3 million compared to $149.5 million in 2016 and $128.7 million in 2015.
Companywide, we experienced 4.8% and 9.1% increases in closing and order units, respectively, in 2017 over 2016. Order dollars increased by 9.8% to $3.3 billion in 2017 compared to $3.0 billion in the prior year primarily related to the increase in units but also assisted by a slight increase in average sales price. At December 31, 2017, our backlog of $1.2 billion increased by 9.7% compared to December 31, 2016, and was up 9.5% from $1.1 billion at December 31, 2015. Our average sales price for homes in backlog was relatively flat compared to prior year at $433,300 from $432,300 at December 31, 2016 and increased 2.5% from $422,600 at December 31, 2015. The steadiness of our year-over-year average sales price in a generally increasing sales price market in 2017 compared to 2016 is representative of a shift in the mix of our backlog being comprised of more entry-level product. Our cancellation rate on sales orders as a percentage of gross sales in 2017 remained low at 13.4% as compared to 13.1% and 12.1% for the years ended December 31, 2016 and 2015, respectively, reflecting a high quality backlog.
Company Positioning

We believe that the investments in our new communities and markets, particularly those designed for the first-time homebuyer, and our industry-leading innovation in energy-efficient product offerings and automation create a differentiated strategy that has aided our growth in the highly competitive new home market. We remain focused on our primary goals of growing our orders, revenue and profit, community count and maintaining a strong balance sheet. To help meet these goals, we continue to focus on the following initiatives:

•	Continuing to actively acquire and develop land in key markets in order to maintain and grow our lot supply and active community count;

•	Expanding the number of LiVE.NOW® communities that target the growing first-time homebuyer segment;

•	Introducing newly designed plan offerings to meet homebuyers changing preferences in our markets; most recently an entire new plan library in our East Region;

•	Expanding market share in our smaller markets;

•	Managing construction efficiencies and cost increases through national and regional vendor relationships with a focus on quality construction and warranty management;

•	Growing revenue while managing costs, allowing us to improve overhead operating leverage;

•	Generating additional working capital and maintaining adequate liquidity;

•	Increasing orders and order pace through the use of our consumer and market research to build homes that offer our buyers their desired features and amenities;

•	Continuing to innovate and promote our energy efficiency program and our recently announced M.Connected® Automation Suite to create differentiation for the Meritage brand;

•	Adapting sales and marketing efforts to increase traffic and allow us to favorably compete with both resale and new homes;

•	Actively monitoring and adjusting our sales, construction and closing processes to incorporate enhancements identified through customer satisfaction surveys;

•	Promoting a positive environment for our employees in order to develop and motivate them and to minimize turnover; and

•	Simplifying the customer's selection and purchase process.

Throughout 2017, we opened 87 new communities while closing out 86 communities. We anticipate opening a significant number of new communities in the first half of 2018, the majority of which will be targeted toward the first-time and first move-up homebuyer, segments that we believe will continue to demonstrate strong demand.

Critical Accounting Policies
We have established various accounting policies that govern the application of United States generally accepted accounting principles (“GAAP”) in the preparation and presentation of our consolidated financial statements. Our significant accounting policies are described in Note 1 of the consolidated financial statements included in this Form 10-K. Certain of these policies involve significant judgments, assumptions and estimates by management that may have a material impact on the carrying value of certain assets and liabilities, and revenue and costs. We are subject to uncertainties such as the impact of future events, economic, environmental, political and regulatory factors and changes in our business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in the preparation of our financial statements may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Changes in estimates are revised when circumstances warrant. Such changes in estimates and refinements in methodologies are reflected in our reported results of operations and, if material, the effects of changes in estimates are disclosed in the notes to our consolidated financial statements. The judgments, assumptions and estimates we use and believe to be critical to our business are based on historical experience, knowledge of the accounts, industry practices, and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we have made, actual results may differ from these judgments and estimates and could have a material impact on the carrying values of assets and liabilities and the results of our operations.

The accounting policies that we deem most critical to us and involve the most difficult, subjective or complex judgments are as follows:

Revenue Recognition
We recognize revenue from a home sale when title passes to the homeowner, the homeowners initial and continuing investment is adequate to demonstrate a commitment to pay for the home, the receivable, if any, from the homeowner is not subject to future subordination and we do not have a substantial continuing involvement with the sold home. These conditions are typically achieved when a home closes.
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

Goodwill

Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired in business combinations. Goodwill was $33.0 million as of December 31, 2017 and December 31, 2016. In accordance with ASC 350, Intangibles, Goodwill and Other ("ASC 350"), we analyze goodwill on an annual basis (or whenever indicators of impairment exist) through a qualitative assessment to determine whether it is necessary to perform a two-step goodwill impairment test. ASC 350 states that an entity may assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. Such qualitative factors include: (1) macroeconomic conditions, such as a deterioration in general economic conditions, (2) industry and market considerations such as deterioration in the environment in which the entity operates, (3) cost factors such as increases in raw materials, labor costs, etc., and (4) overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings. If the qualitative analysis determines that additional impairment testing is required, the two-step impairment testing in accordance with ASC 350 would be initiated. We continually evaluate our qualitative inputs to assess whether events and circumstances have occurred that indicate the goodwill balance may not be recoverable.
Warranty Reserves
We use subcontractors for nearly all aspects of home construction. Although our subcontractors are generally required to repair and replace any product or labor defects, we are, during applicable warranty periods, ultimately responsible to the homeowner for making such repairs. As such, warranty reserves are recorded to cover our exposure to costs for materials and labor not expected to be covered by our subcontractors to the extent they relate to warranty-type claims subsequent to the delivery of a home to the homeowner. Reserves are reviewed on a regular basis and, with the assistance of an actuary for the structural warranty, we determine their sufficiency based on our and industry-wide historical data and trends. These reserves are subject to variability due to uncertainties regarding structural defect claims for the products we build, the markets in which we build, claim settlement history, insurance, legal interpretations and expected recoveries, among other factors.
At December 31, 2017, our warranty reserve was $23.3 million, reflecting an accrual of 0.1% to 0.6% of a home’s sale price depending on our loss history in the geographic area in which the home was built. A 10% increase in our warranty reserve rate would have increased our accrual and corresponding cost of sales by approximately $1.7 million in 2017. We recorded net favorable adjustments to our reserve of $1.6 million in 2017 and $1.0 million in 2016. These adjustments were based on historical trends of actual claims paid combined with our success in recovery of expended amounts and the composition of the homes covered under warranty. While we believe that the warranty reserve is sufficient to cover our projected costs, there can be no assurances that historical data and trends will accurately predict our actual warranty costs. Furthermore, there can be no assurances that future economic or financial developments might not lead to a significant change in the reserve.
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
On December 22, 2017, the President signed into law the Tax Act. In accordance with ASC 740-10-25-47, we recognized the effects of the new legislation in the period that included the date of enactment. The Tax Act's impact on 2017 was to reduce the value of our net deferred tax balances by $19.7 million at December 31, 2017, which was estimated due to the change in the federal tax rate and has been reflected in our financial statements.
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
We have no valuation allowance on our deferred tax assets and NOL carryovers at December 31, 2017.

Share-Based Payments
We have both time-based restricted stock awards and units ("time-based awards") and performance-based restricted stock awards ("performance awards") outstanding under our stock compensation plan. Compensation cost related to time-based awards is measured as of the closing price on the date of grant and is expensed on a straight-line basis over the vesting period of the award. Compensation cost related to the performance awards is also measured as of the closing price on the date of grant but is expensed in accordance with ASC 718-10-25-20, Compensation – Stock Compensation ("ASC 718"), which requires an assessment of probability of attainment of the performance target. As our performance targets are dependent on performance over a specified measurement period, once we determine that the performance target outcome is probable, the cumulative expense is recorded immediately with the remaining expense and recorded on a straight-line basis through the end of the vesting periods of the awards. Among our performance awards, we have grants that contain market conditions as defined by ASC 718. In accordance with ASC 718, compensation cost related to these market awards is based on a derived fair value analysis and is expensed straight line over the service period of the awards. Our time- based awards generally vest on a pro-rata basis over either three or five years, and our performance awards cliff vest at the end of the third year.

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

	Years Ended December 31,		Year Over Year
	2017	2016	Chg $	Chg %
Home Closing Revenue
Total
Dollars	$3,186,775	$3,003,426	$183,349	6.1%
Homes closed	7,709	7,355	354	4.8%
Average sales price	$413.4	$408.4	$5.0	1.2%
West Region
Arizona
Dollars	$515,410	$384,767	$130,643	34.0%
Homes closed	1,535	1,122	413	36.8%
Average sales price	$335.8	$342.9	$(7.2)	(2.1)%
California
Dollars	$581,016	$590,340	$(9,324)	(1.6)%
Homes closed	963	1,020	(57)	(5.6)%
Average sales price	$603.3	$578.8	$24.6	4.2%
Colorado
Dollars	$323,318	$310,191	$13,127	4.2%
Homes closed	571	634	(63)	(9.9)%
Average sales price	$566.2	$489.3	$77.0	15.7%
West Region Totals
Dollars	$1,419,744	$1,285,298	$134,446	10.5%
Homes closed	3,069	2,776	293	10.6%
Average sales price	$462.6	$463.0	$(0.4)	(0.1)%
Central Region - Texas
Central Region Totals
Dollars	$904,286	$778,964	$125,322	16.1%
Homes closed	2,493	2,130	363	17.0%
Average sales price	$362.7	$365.7	$(3.0)	(0.8)%
East Region
Florida
Dollars	$353,554	$368,564	$(15,010)	(4.1)%
Homes closed	814	895	(81)	(9.1)%
Average sales price	$434.3	$411.8	$22.5	5.5%
Georgia
Dollars	$104,690	$114,137	$(9,447)	(8.3)%
Homes closed	312	337	(25)	(7.4)%
Average sales price	$335.5	$338.7	$(3.1)	(0.9)%
North Carolina
Dollars	$233,028	$278,747	$(45,719)	(16.4)%
Homes closed	533	672	(139)	(20.7)%
Average sales price	$437.2	$414.8	$22.4	5.4%
South Carolina
Dollars	$104,942	$103,851	$1,091	1.1%
Homes closed	307	328	(21)	(6.4)%
Average sales price	$341.8	$316.6	$25.2	8.0%
Tennessee
Dollars	$66,531	$73,865	$(7,334)	(9.9)%
Homes closed	181	217	(36)	(16.6)%
Average sales price	$367.6	$340.4	$27.2	8.0%
East Region Totals
Dollars	$862,745	$939,164	$(76,419)	(8.1)%
Homes closed	2,147	2,449	(302)	(12.3)%
Average sales price	$401.8	$383.5	$18.3	4.8%

	Years Ended December 31,		Year Over Year
	2016	2015	Chg $	Chg %
Home Closing Revenue
Total
Dollars	$3,003,426	$2,531,556	$471,870	18.6%
Homes closed	7,355	6,522	833	12.8%
Average sales price	$408.4	$388.2	$20.2	5.2%
West Region
Arizona
Dollars	$384,767	$325,371	$59,396	18.3%
Homes closed	1,122	1,008	114	11.3%
Average sales price	$342.9	$322.8	$20.1	6.2%
California
Dollars	$590,340	$478,174	$112,166	23.5%
Homes closed	1,020	888	132	14.9%
Average sales price	$578.8	$538.5	$40.3	7.5%
Colorado
Dollars	$310,191	$224,125	$86,066	38.4%
Homes closed	634	495	139	28.1%
Average sales price	$489.3	$452.8	$36.5	8.1%
West Region Totals
Dollars	$1,285,298	$1,027,670	$257,628	25.1%
Homes closed	2,776	2,391	385	16.1%
Average sales price	$463.0	$429.8	$33.2	7.7%
Central Region - Texas
Central Region Totals
Dollars	$778,964	$705,318	$73,646	10.4%
Homes closed	2,130	2,025	105	5.2%
Average sales price	$365.7	$348.3	$17.4	5.0%
East Region
Florida
Dollars	$368,564	$361,127	$7,437	2.1%
Homes closed	895	$843	52	6.2%
Average sales price	$411.8	$428.4	$(16.6)	(3.9)%
Georgia
Dollars	$114,137	$72,913	$41,224	56.5%
Homes closed	337	228	109	47.8%
Average sales price	$338.7	$319.8	$18.9	5.9%
North Carolina
Dollars	$278,747	$215,642	$63,105	29.3%
Homes closed	672	551	121	22.0%
Average sales price	$414.8	$391.4	$23.4	6.0%
South Carolina
Dollars	$103,851	$101,847	$2,004	2.0%
Homes closed	328	330	(2)	(0.6)%
Average sales price	$316.6	$308.6	$8.0	2.6%
Tennessee
Dollars	$73,865	$47,039	$26,826	57.0%
Homes closed	217	154	63	40.9%
Average sales price	$340.4	$305.4	$35.0	11.5%
East Region Totals
Dollars	$939,164	$798,568	$140,596	17.6%
Homes closed	2,449	2,106	343	16.3%
Average sales price	$383.5	$379.2	$4.3	1.1%

	Years Ended December 31,		Year Over Year
	2017	2016	Chg $	Chg %
Home Orders (1)
Total
Dollars	$3,296,788	$3,001,503	$295,285	9.8%
Homes ordered	7,957	7,290	667	9.1%
Average sales price	$414.3	$411.7	$2.6	0.6%
West Region
Arizona
Dollars	$473,602	$428,204	$45,398	10.6%
Homes ordered	1,417	1,249	168	13.5%
Average sales price	$334.2	$342.8	$(8.6)	(2.5)%
California
Dollars	$650,287	$559,832	$90,455	16.2%
Homes ordered	1,050	962	88	9.1%
Average sales price	$619.3	$581.9	$37.4	6.4%
Colorado
Dollars	$284,082	$302,124	$(18,042)	(6.0)%
Homes ordered	497	575	(78)	(13.6)%
Average sales price	$571.6	$525.4	$46.2	8.8%
West Region Totals
Dollars	$1,407,971	$1,290,160	$117,811	9.1%
Homes ordered	2,964	2,786	178	6.4%
Average sales price	$475.0	$463.1	$11.9	2.6%
Central Region - Texas
Central Region Totals
Dollars	$931,069	$783,504	$147,565	18.8%
Homes ordered	2,582	2,119	463	21.8%
Average sales price	$360.6	$369.8	$(9.2)	(2.5)%
East Region
Florida
Dollars	$433,365	$367,012	$66,353	18.1%
Homes ordered	1,007	861	146	17.0%
Average sales price	$430.4	$426.3	$4.1	1.0%
Georgia
Dollars	$121,713	$114,074	$7,639	6.7%
Homes ordered	372	333	39	11.7%
Average sales price	$327.2	$342.6	$(15.4)	(4.5)%
North Carolina
Dollars	$242,355	$254,521	$(12,166)	(4.8)%
Homes ordered	583	605	(22)	(3.6)%
Average sales price	$415.7	$420.7	$(5.0)	(1.2)%
South Carolina
Dollars	$99,738	$114,376	$(14,638)	(12.8)%
Homes ordered	290	356	(66)	(18.5)%
Average sales price	$343.9	$321.3	$22.6	7.0%
Tennessee
Dollars	$60,577	$77,856	$(17,279)	(22.2)%
Homes ordered	159	230	(71)	(30.9)%
Average sales price	$381.0	$338.5	$42.5	12.6%
East Region Totals
Dollars	$957,748	$927,839	$29,909	3.2%
Homes ordered	2,411	2,385	26	1.1%
Average sales price	$397.2	$389.0	$8.2	2.1%

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

	Years Ended December 31,
	2017		2016		2015
	Ending	Average	Ending	Average	Ending	Average
Active Communities
Total	244	243.5	243	248.5	254	241.5
West Region
Arizona	38	40.0	42	41.5	41	41.0
California	20	24.0	28	26.0	24	24.0
Colorado	11	10.5	10	13.0	16	16.5
West Region Totals	69	74.5	80	80.5	81	81.5
Central Region - Texas
Central Region Totals	92	86.0	80	76.0	72	65.5
East Region
Florida	28	27.5	27	29.0	31	30.0
Georgia	19	18.0	17	17.0	17	15.0
North Carolina	17	17.0	17	21.5	26	23.5
South Carolina	13	14.0	15	16.5	18	19.0
Tennessee	6	6.5	7	8.0	9	7.0
East Region Totals	83	83.0	83	92.0	101	94.5

	Years Ended December 31,
	2017	2016	2015
Cancellation Rates (1)
Total	13.4%	13.1%	12.1%
West Region
Arizona	13.6%	12.7%	9.2%
California	14.6%	12.9%	10.4%
Colorado	9.5%	10.6%	10.6%
West Region Totals	13.3%	12.3%	9.9%
Central Region - Texas
Central Region Totals	15.0%	15.3%	15.5%
East Region
Florida	11.4%	12.3%	14.1%
Georgia	15.3%	19.2%	13.7%
North Carolina	10.3%	9.7%	9.0%
South Carolina	10.5%	9.4%	6.5%
Tennessee	13.1%	9.4%	10.0%
East Region Totals	11.8%	12.0%	11.3%

(1)	Cancellation rates are computed as the number of canceled units for the period divided by the gross sales units for the same period.

	At December 31,		Year Over Year
	2017	2016	Chg $	Chg %
Order Backlog (1)
Total
Dollars	$1,245,771	$1,135,758	$110,013	9.7%
Homes in backlog	2,875	2,627	248	9.4%
Average sales price	$433.3	$432.3	$1.0	0.2%
West Region
Arizona
Dollars	$119,535	$161,343	$(41,808)	(25.9)%
Homes in backlog	326	444	(118)	(26.6)%
Average sales price	$366.7	$363.4	$3.3	0.9%
California
Dollars	$222,909	$153,638	$69,271	45.1%
Homes in backlog	318	231	87	37.7%
Average sales price	$701.0	$665.1	$35.9	5.4%
Colorado
Dollars	$114,848	$154,084	$(39,236)	(25.5)%
Homes in backlog	199	273	(74)	(27.1)%
Average sales price	$577.1	$564.4	$12.7	2.3%
West Region Totals
Dollars	$457,292	$469,065	$(11,773)	(2.5)%
Homes in backlog	843	948	(105)	(11.1)%
Average sales price	$542.5	$494.8	$47.7	9.6%
Central Region - Texas
Central Region Totals
Dollars	$381,517	$354,734	$26,783	7.6%
Homes in backlog	1,020	931	89	9.6%
Average sales price	$374.0	$381.0	$(7.0)	(1.8)%
East Region
Florida
Dollars	$196,265	$116,454	$79,811	68.5%
Homes in backlog	446	253	193	76.3%
Average sales price	$440.1	$460.3	$(20.2)	(4.4)%
Georgia
Dollars	$50,386	$33,363	$17,023	51.0%
Homes in backlog	151	91	60	65.9%
Average sales price	$333.7	$366.6	$(32.9)	(9.0)%
North Carolina
Dollars	$96,579	$87,252	$9,327	10.7%
Homes in backlog	243	193	50	25.9%
Average sales price	$397.4	$452.1	$(54.6)	(12.1)%
South Carolina
Dollars	$35,432	$40,636	$(5,204)	(12.8)%
Homes in backlog	99	116	(17)	(14.7)%
Average sales price	$357.9	$350.3	$7.6	2.2%
Tennessee
Dollars	$28,300	$34,254	$(5,954)	(17.4)%
Homes in backlog	73	95	(22)	(23.2)%
Average sales price	$387.7	$360.6	$27.1	7.5%
East Region Totals
Dollars	$406,962	$311,959	$95,003	30.5%
Homes in backlog	1,012	748	264	35.3%
Average sales price	$402.1	$417.1	$(14.9)	(3.6)%

(1)	Our backlog represents net sales that have not closed.

	At December 31,		Year Over Year
	2016	2015	Chg $	Chg %
Order Backlog (1)
Total
Dollars	$1,135,758	$1,137,681	$(1,923)	(0.2)%
Homes in backlog	2,627	2,692	(65)	(2.4)%
Average sales price	$432.3	$422.6	$9.7	2.3%
West Region
Arizona
Dollars	$161,343	$117,906	$43,437	36.8%
Homes in backlog	444	317	127	40.1%
Average sales price	$363.4	$371.9	$(8.5)	(2.3)%
California
Dollars	$153,638	$184,146	$(30,508)	(16.6)%
Homes in backlog	231	289	(58)	(20.1)%
Average sales price	$665.1	$637.2	$27.9	4.4%
Colorado
Dollars	$154,084	$162,151	$(8,067)	(5.0)%
Homes in backlog	273	332	(59)	(17.8)%
Average sales price	$564.4	$488.4	$76.0	15.6%
West Region Totals
Dollars	$469,065	$464,203	$4,862	1.0%
Homes in backlog	948	938	10	1.1%
Average sales price	$494.8	$494.9	$(0.1)	—%
Central Region - Texas
Central Region Totals
Dollars	$354,734	$350,194	$4,540	1.3%
Homes in backlog	931	942	(11)	(1.2)%
Average sales price	$381.0	$371.8	$9.2	2.5%
East Region
Florida
Dollars	$116,454	$118,006	$(1,552)	(1.3)%
Homes in backlog	253	287	(34)	(11.8)%
Average sales price	$460.3	$411.2	$49.1	11.9%
Georgia
Dollars	$33,363	$33,426	$(63)	(0.2)%
Homes in backlog	91	95	(4)	(4.2)%
Average sales price	$366.6	$351.9	$14.7	4.2%
North Carolina
Dollars	$87,252	$111,478	$(24,226)	(21.7)%
Homes in backlog	193	260	(67)	(25.8)%
Average sales price	$452.1	$428.8	$23.3	5.4%
South Carolina
Dollars	$40,636	$30,111	$10,525	35.0%
Homes in backlog	116	88	28	31.8%
Average sales price	$350.3	$342.2	$8.1	2.4%
Tennessee
Dollars	$34,254	$30,263	$3,991	13.2%
Homes in backlog	95	82	13	15.9%
Average sales price	$360.6	$369.1	$(8.5)	(2.3)%
East Region Totals
Dollars	$311,959	$323,284	$(11,325)	(3.5)%
Homes in backlog	748	812	(64)	(7.9)%
Average sales price	$417.1	$398.1	$19.0	4.8%

(1)	Our backlog represents net sales that have not closed.

Fiscal 2017 Compared to Fiscal 2016
Companywide. Despite challenges encountered from weather-related delays during the latter half of the year, we ended 2017 on a positive comparison with increases in both closings and orders over the prior year. Home closing revenue for the year ended December 31, 2017 increased 6.1% to $3.2 billion when compared to 2016 primarily due to 354 additional units closed. Average sales prices increased slightly compared to the prior year, as price increases in some markets are being nearly offset by a higher percentage of entry-level homes in our closing mix. Home order value improved 9.8% to $3.3 billion on 7,957 units in 2017 as compared to $3.0 billion on 7,290 units in 2016, assisted by a nominal increase in average sales price also indicative of our shift to a higher percentage of entry-level homes. We ended the year with 244 actively selling communities, flat from prior year, although with an improved orders pace of 11.6% to 32.7 in 2017 compared to 29.3 in 2016. We ended the year with 2,875 homes in backlog, reflecting a 9.4% increase from 2016 driven almost entirely by volume as average sales prices are beginning to decline primarily a result of our shift to entry-level, as noted.
West. In 2017, our West region led the company in home closing revenue and units, generating $1.4 billion in revenue from 3,069 closings for the year compared to $1.3 billion from 2,776 closings in 2016, increases of 10.5% and 10.6%, respectively. Average community count in the Region was down 7.5%, although orders pace improved by 15.0%, resulting in 6.4% and 9.1% increases in orders and order value, respectively, over prior year. The West region ended 2017 with $1.4 billion in order value on 2,964 units compared to $1.3 billion on 2,786 units in the prior year. Average sales prices in the Region are starting to temper as Arizona is contributing a larger percentage to the Region's results compared to 2016 and has been one of the first divisions in the company to transition to lower-priced, faster selling communities aimed at first-time buyers. Strong demand is evident in all markets in the Region as demonstrated by our orders pace that continues to outpace the rest of the Company. As a result, communities are selling out faster than anticipated and we ended with 69 active communities compared to 80 in the prior year. We anticipate opening a significant number of new communities in the West in the first half of 2018, with over 72% targeted toward the first-time homebuyer where we are experiencing particularly strong demand. These results led to ending backlog in the Region of $457.3 million on 843 units versus $469.1 million on 948 units in 2016, 2.5% and 11.1% decreases over the prior year, respectively.
Central. The Central Region, made up of our Texas markets, closed 2,493 units totaling $904.3 million in home closing revenue for the year ended December 31, 2017. The 17.0% improvement in closing units, offset by a slight decline in average sales prices, resulted in $125.3 million higher home closing revenue than in 2016. The Region reported the largest improvement in the Company in orders year-over-year with 21.8% and 18.8% increases in orders and order value, respectively. The Region ended the year with 2,582 orders valued at $931.1 million in 2017 compared to 2,119 orders at $783.5 million in the prior year. The improvement in orders was largely the result of a 13.2% increase in average active communities combined with a 7.5% orders pace improvement year-over-year. Demand in our Houston division continues to stabilize and we saw year-over-year improvement in closings despite some delays in construction cycle times from Hurricane Harvey in August. Austin was our strongest homebuilding market in the Region during 2017 and both closings and orders improved significantly over prior year aided by an increase in average community count and improved orders pace largely from our success in shifting our product offering in that market to the first-time buyer. We continue to respond to the first-time buyer demand in this Region and anticipate opening several new communities targeted to this buyer segment in the first half of 2018. The Region ended 2017 with a 9.6% increase in backlog of 1,020 units valued at $381.5 million compared to 931 units valued at $354.7 million at December 31, 2016.
East. Our East Region generated 2,147 closings with $862.7 million of home closing revenue in 2017, 12.3% and 8.1% decreases, respectively, from the same period in 2016. The Region reported a slight increase in orders year over year, providing $29.9 million of additional order dollars, due to 26 additional units, aided by a $8,200 increase in average sales price compared to 2016. Orders pace increased by 12.0% compared to the prior year despite a 9.8% decline in average active communities open for sale during 2017. Home closing revenue in Florida declined by 4.1% for the year ended December 31, 2017 compared to 2016 primarily related to 81 fewer closings partially offset by higher average sales prices. The year-over-year decline is primarily related to construction delays caused by Hurricane Irma that resulted in closings being delayed until 2018. Florida orders and order revenue improved by 17.0% and 18.1%, respectively, for fiscal 2017 compared to prior year related to a 23.2% increase in orders pace despite a 5.2% decline in average active communities.
New community openings in high demand sub-markets is a strategic focus for us in the East Region. Early in 2017, we held back certain community openings until the roll-out of our new product offering for the Region which impacted both orders and closings. As those new communities opened, we began to see improvement in orders pace that continued throughout the year in nearly all of our markets. We believe this demonstrates the desirability and market acceptance of our updated plan offerings and successful execution of our strategic focus to improve performance throughout the Region. We are focused on community openings throughout the East Region in the first half of 2018, the majority of which will be targeted to the first-time and first move-up buyer, and we anticipate orders growth as a result. The Region ended 2017 with 1,012 units in backlog valued at $407.0 million, 264-unit and $95.0 million increases in ending backlog and backlog value, respectively, compared to the prior year.

Land Closing Revenue and Gross Profit
From time to time, we may sell certain land parcels to other homebuilders, developers or investors if we feel the sale will provide a greater economic benefit to us than continuing home construction or where we are looking to diversify our land positions in the specific geography. As a result of such sales, we recognized land closing revenue of $40.0 million and $25.8 million for the years ending December 31, 2017 and 2016, respectively. For both years, modest profits were achieved on these land sales, $4.4 million in 2017 and $2.4 million in 2016.

Fiscal 2016 Compared to Fiscal 2015
Companywide. Home closing revenue for the year ended December 31, 2016 increased 18.6% to $3.0 billion compared to 2015 due to 833 additional units closed and a $20,200 increase in average sales price. Home order value growth improved 6.3% to $3.0 billion on 7,290 units in 2016 as compared to $2.8 billion on 7,100 units in 2015. In addition, the value on orders was assisted by an average sales price increase of $14,200. A decline in community count contributed to a 65-unit or 2.4% decrease in 2016 year-end backlog as fourth quarter orders slowed, ending 2016 with 2,627 homes in backlog compared to 2,692 homes in 2015. Backlog value at December 31, 2016 was flat at $1.1 billion year over year due to a 2.3% increase in average sales price.
West. In 2016, home closing units in our West Region increased 16.1%, coupled with a $33,200 increase in average sales price, and generated $1.3 billion in home closing revenue for the year ended December 31, 2016, a 25.1% improvement compared to $1.0 billion in 2015. Similarly, the Region reported a $110.1 million increase in order value to $1.3 billion on 2,786 units compared to $1.2 billion on 2,657 units in 2015. The California market delivered the highest home closing revenue in the Region in 2016 compared to 2015. Arizona also reported closings and order improvement and was the largest growth contributor for the Region in order units and value in 2016 compared to 2015. The Colorado market provided year-over-year growth in both closings and orders in 2016 versus 2015. The growth in orders was more tempered and was entirely attributable to the decline in average active communities. The tremendous demand in this market was evidenced by the rising average sales prices on both closings and orders and the improvement in orders pace over 2015. The Colorado sales pace led the company in 2016 resulting in the fast sell out of high-demand communities. These results led to ending backlog in the Region of $469.1 million on 948 units at December 31, 2016 versus $464.2 million on 938 units in 2015, 1.0% and 1.1% increases over 2015, respectively.
Central. The Central Region closed 2,130 units totaling $779.0 million in home closing revenue in 2016. The 5.2% increase in closing units combined with a 5.0%, or $17,400, increase in average sales prices, resulted in a $73.6 million higher home closing revenue than in 2015. Orders improved slightly compared to 2015, and average sales prices increased by $15,900, which resulted in a $37.0 million increase in order value. The Region reported an orders pace decline of 13.4% compared to 2015 as the majority of new community openings occurred in the second half of 2016. The Region ended 2016 with relatively flat backlog of 931 units valued at $354.7 million compared to 942 units valued at $350.2 million at December 31, 2015.
East. Our East Region generated 2,449 closings with $939.2 million of home closing revenue in 2016, 16.3% and 17.6% increases, respectively, from the same period in 2015. The Florida market was the largest contributor to the Region's results in 2016. The Georgia, North Carolina and Tennessee markets all reported significant improvements in closings and closing revenue compared to 2015. The Region also reported an increase in orders in 2016 versus 2015, and provided $31.6 million of additional order dollars, due to 51 additional units, aided by a $5,000 increase in average sales prices from 2015. The orders growth was hindered by the 2.6% decline in average active communities during 2016 although the Region experienced a 4.9% increase in orders pace over 2015. Orders declined compared to 2015 in our Florida and North Carolina markets primarily related to a decline in the average number of actively selling communities while the remaining markets reported year-over-year growth in orders and order value driven by increases in the average number of active communities or orders pace. The Region ended 2016 with 64-unit and $11.3 million decreases in ending backlog and backlog value, respectively, over 2015, with 748 units valued at $312.0 million at December 31, 2016.

Land Closing Revenue and Gross Profit
We recognized land closing revenue of $25.8 million and $36.5 million for the years ending December 31, 2016 and 2015, respectively, with $2.4 million and $6.8 million in profits, respectively.

Other Operating Information (dollars in thousands)

	Years ended December 31,
	2017		2016		2015
	Dollars	Percent of Home Closing Revenue	Dollars	Percent of Home Closing Revenue	Dollars	Percent of Home Closing Revenue
Home Closing Gross Profit (1)
Total	$562,139	17.6%	$528,842	17.6%	$481,919	19.0%

West	$250,025	17.6%	$222,428	17.3%	$185,253	18.0%

Central	$184,302	20.4%	$156,214	20.1%	$154,051	21.8%

East	$127,812	14.8%	$150,200	16.0%	$142,615	17.9%

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

Fiscal 2017 Compared to Fiscal 2016
Companywide. Home closing gross margin remained flat at 17.6% for the year ended December 31, 2017 as compared to the prior year. While home closing gross profit increased by $33.3 million in 2017 versus 2016, driven by higher home closing revenue, the flat year-over-year home closing gross margin is largely reflective of construction and land cost increases, including those attributed to weather events, offsetting the appreciation in the average sales prices of homes closed during 2017. Despite the flat year-over-year results, home closing gross margin improved sequentially each quarter throughout 2017.
West. Our West Region reported a 30 basis point improvement in year-over-year home closing gross margin of 17.6% in 2017 versus 17.3% in 2016. We are making concerted efforts to maximize margins in the Region and have been successful with raising average sales prices in certain markets to offset land and labor cost increases. Higher closing volume and simplified product, particularly in markets with a fast paced, entry-level focus, have helped us gain cost efficiencies and leverage construction overhead costs, improving home closing gross margin.
Central. The Central Region produced the highest home closing gross margin in the company and improved 30 basis points year over year, with 20.4% in 2017 versus 20.1% in 2016. In 2017, we were successful in maintaining pricing in alignment with labor, construction and land cost increases. The increased volume of closings and higher revenue in the Central Region helped leverage construction overhead costs, resulting in an improved home closing gross margin year-over-year.
East. The East Region home closing gross margin decreased to 14.8% in 2017, compared to 16.0% in 2016. A primary contributor to the decline was reduced leverage of construction overhead costs due to the lower closing volume compared to prior year. The lower gross margin was also partially driven by increased land and labor costs in several markets which we were unable to offset entirely through price increases. Despite the year-over-year reduction in home closing gross margin, we experienced sequential improvements throughout 2017 as communities with our newly introduced product offerings begin to contribute more materially to our closing mix in the region. Home closing gross margins in the East Region were reduced by costs related to the hurricane in Florida as well as other impairment charges including the write off capitalized costs from terminated land purchase contracts. The impact of these charges was 40 basis points in 2017, whereas similar charges in 2016 results had a 30 basis point impact on home closing gross margin.
Fiscal 2016 Compared to Fiscal 2015
Companywide. Home closing gross margin decreased to 17.6% for the year ended December 31, 2016 as compared to 19.0% for the year ended December 31, 2015. The increases in home closing volume and revenue in 2016 generated an additional $46.9 million in gross profit over 2015. The 140-basis-point reduction in gross margin in 2016 versus 2015 was largely driven by a combination of higher construction labor, land and development costs partially offset by increasing average sales prices.

West. Our West Region reported lower year-over-year home closing gross margin of 17.3% in 2016 versus 18.0% in 2015. The decline was largely the result of higher land prices in the Region. In particular, 2015 margins in the Southern California markets benefited from lower land prices in several communities that were closed in 2016 as compared to their replacement communities with closings in 2016.
Central. The Central Region produced the highest home closing gross margin in the company in 2016, although its margin decreased from 2015 consistent with other Regions, reporting 20.1% in 2016 as compared to 21.8% in 2015. While we had modest pricing power in some communities, the increases were at a slower pace than that of rising labor, construction and land costs. In addition, several higher margin communities closed out in 2016, contributing fewer 2016 closings than in the prior year.
East. The East Region home closing gross margin decreased to 16.0% in 2016, compared to 17.9% in 2015. A primary factor in this decline was a shift in product mix in Florida as several luxury communities that generated above-average margins with high closing volume in 2015 tapered off in 2016. In addition, this Region had several lower volume divisions in 2016 providing less overhead leverage and accordingly delivered our lowest gross margins.

	Years Ended December 31,
	($ in thousands)
	2017	2016	2015
Financial services profit	$22,055	$21,902	$19,271
Financial services profit. Financial services profit represents the net profit of our financial services operations, including the operating profit generated by our wholly-owned title company, Carefree Title, as well as our portion of earnings from a mortgage joint venture. The increase in financial services profit year-over-year is primarily the result of the increase in home closings and revenue.

	Years Ended December 31,
	($ in thousands)
	2017	2016	2015
Commissions and Other Sales Costs
Dollars	$(221,647)	$(215,092)	$(188,418)
Percent of home closing revenue	7.0%	7.2%	7.4%
General and Administrative Expenses
Dollars	$(124,041)	$(123,803)	$(112,849)
Percent of home closing revenue	3.9%	4.1%	4.5%
Earnings/(Loss) from Other Unconsolidated Entities, Net
Dollars	$2,101	$4,060	$(338)
Interest Expense
Dollars	$(3,853)	$(5,172)	$(15,965)
Other Income/(Expense), Net
Dollars	$6,405	$4,953	$(946)
Provision for Income Taxes
Dollars	$(104,264)	$(68,519)	$(60,726)
Fiscal 2017 Compared to Fiscal 2016
Commissions and Other Sales Costs. Commissions and other sales costs are comprised of internal and external commissions and related sales and marketing expenses such as advertising and sales office costs. These costs increased by $6.6 million in 2017 over 2016 as a result of increased closing volume, but decreased as a percentage of home closing revenue to 7.0% in 2017 compared to 7.2% in 2016. This is the result of improved overhead leverage on higher revenues, targeted initiatives to decrease marketing and selling costs, combined with a revised commission structure in effect for the full year of 2017 as compared to only a partial year impact in 2016.
General and Administrative Expenses. General and administrative expenses represent corporate and divisional overhead expenses such as salaries and bonuses, occupancy, insurance and travel expenses. For the twelve months ended December 31, 2017, general and administrative expenses were $124.0 million as compared to $123.8 million for the 2016 period. We continually strive to optimize overhead leverage through cost control efforts at both corporate and divisional levels. As a percentage of home closing revenue, general and administrative expenses decreased by 20 basis points for the year ended December 31, 2017 compared to prior year. The improved leverage year-over-year is mainly attributable to the additional closing revenue in 2017 over 2016.
Earnings/(Loss) from Other Unconsolidated Entities, Net. Earnings/(loss) from other unconsolidated entities, net represents our portion of pre-tax earnings/(losses) from non-financial services joint ventures. Included in this amount is both the pass through of earnings/(losses) from the joint venture's most recently available financial statements as well as any accrued expected earnings/(losses) for the periods presented that might not have been reflected in the joint venture's financial statements provided to us. The 2017 earnings of $2.1 million are related to development reimbursements from municipalities and land sales recorded in our land joint ventures and 2016 earnings of $4.1 million are primarily the result of land sales recorded in our land joint ventures.
Interest Expense. Interest expense is comprised of interest incurred, but not capitalized, on our senior and convertible senior notes and our Credit Facility. Despite a higher amount of interest dollars incurred, our non-capitalizable interest expense declined to $3.9 million for the twelve months ended December 31, 2017 compared to $5.2 million for the 2016 period due to a higher balance of inventory under development that qualifies for interest capitalization.
Other Income/(Expense), Net. Other income/(expense), net primarily consists of (i) payments and awards related to legal settlements, (ii) sub lease income, (iii) forfeited deposits from potential homebuyers who canceled their purchase contracts with us, and (iv) interest earned on our cash and cash equivalents. Other income/(expense), net was favorably impacted in 2017 and 2016 primarily by additional interest income from municipalities related to reimbursable land development costs and forfeited buyer deposits.
Income Taxes. The effective tax rate was 42.1% and 31.4% for 2017 and 2016, respectively. Our 2016 tax rate was favorably impacted by both the homebuilder manufacturing deduction and energy tax credits. The effective tax rate for 2017 was favorably impacted by the homebuilder manufacturing deduction and to a lesser extent additional energy tax credits obtained by qualifying more homes from open prior tax years. These were offset by an unfavorable impact to the 2017 effective tax rate from the Tax Act non-cash revaluation of deferred tax balances and due to the absence of the energy tax credits for homes closed in 2017.

Fiscal 2016 Compared to Fiscal 2015
Commissions and Other Sales Costs. These costs increased by $26.7 million in 2016 over 2015, but decreased as a percentage of home closing revenue to 7.2% in 2016 compared to 7.4% in 2015. The dollar increase related to increased commission expense attributable to higher closing revenue dollars in 2016 while the percentage decrease was primarily the result of a revised commission structure we implemented during 2016.
General and Administrative Expenses. General and administrative expenses increased to $123.8 million in 2016 versus $112.8 million in 2015. The increase in 2016 was primarily due to increased compensation costs driven by additional staffing volumes and higher performance-based compensation as a result of higher net earnings in 2016 versus 2015.
Earnings/(Loss) from Other Unconsolidated Entities, Net. The 2016 earnings of $4.1 million compared to a 2015 loss of $0.3 million were the result of land sales recorded in our land joint ventures in 2016, with minimal comparable land sales in 2015.
Interest Expense. During 2016 and 2015, our non-capitalizable interest expense was $5.2 million and $16.0 million, respectively. The decrease in expense year-over-year was a result of additional inventory under development that qualified for interest capitalization in 2016 compared to 2015.
Other Income/(Expense), Net. The $5.9 million increase in other income/(expense), net was mainly due to increased interest income from municipalities related to reimbursable land development costs received in 2016 as compared to net expense in 2015 resulting from $4.1 million in adverse legal rulings.
Income Taxes. The effective tax rate was 31.4% and 32.1% for 2016 and 2015, respectively. Our tax rate was favorably impacted in both years by energy tax credits and the homebuilder manufacturing deduction.

Liquidity and Capital Resources

Overview of Cash Management
Our principal uses of capital for 2017 were the acquisition and development of new and strategic lot positions, home construction, operating expenses, and the payment of routine liabilities. We used funds generated by operations, our new senior notes, and borrowings under our Credit Facility to meet our short-term working capital requirements and to pay off our Convertible Notes. We remain focused on acquiring desirable land positions, generating increasing margins in our homebuilding operations and maintaining a strong balance sheet to support future needs and growth, while improving our asset turns.

Operating Cash Flow Activities

During the years ended December 31, 2017, December 31, 2016, and December 31, 2015 net cash used in operations totaled $87.1 million, $103.4 million and $3.3 million, respectively. Operating cash flow results in 2017 benefited from the $143.3 million in net earnings, offset mainly by the $301.5 million increase in real estate due to land acquisition and development spending along with dollars spent on home inventory under construction. Operating cash flow in 2017 also includes a $19.7 million add-back related to a non-cash deferred tax asset revaluation recorded in the fourth quarter to reflect the impact of new corporate tax rates enacted in 2017 which become effective in 2018. Operating cash flow results in 2016 and 2015 benefited from the $149.5 million and $128.7 million in net earnings, respectively, offset mainly by the $311.4 million and $209.4 million increase in real estate, respectively.

Investing Cash Flow Activities

During the year ended December 31, 2017, net cash used in investing activities totaled $17.1 million as compared to $20.1 million and $16.5 million for the same period in 2016 and 2015, respectively. Cash used in investing activities in 2017, 2016 and 2015 is mainly attributable to the purchases of property, plant and equipment of $18.1 million, $16.7 million, and $16.1 million, respectively.

Financing Cash Flow Activities

During the year ended December 31, 2017, net cash provided by financing activities totaled $143.2 million as compared to net cash used by financing activities of $7.0 million for the same period in 2016. During the year ended December 31, 2015, net cash provided by financing activities totaled $178.7 million. The net cash provided by financing activities in 2017 is primarily the result of the $300.0 million in proceeds from our senior note issuance, partially offset by a $126.7 million repurchase of our convertible senior notes. The use of cash in 2016 reflects $15.0 million in proceeds from the Credit Facility, offset by $21.3 million in repayments of loans payable and other borrowings. The net cash provided by financing activities in 2015 is primarily the result of the $200.0 million in proceeds from our senior note issuance, partially offset by $23.2 million in repayments of loans payable and other borrowings.

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

During 2017, we closed 7,709 homes, purchased approximately 12,300 lots for $618.4 million, and spent $348.3 million on land development, and started approximately 8,200 homes. The opportunity to purchase substantially finished lots in desired locations is becoming increasingly more limited and competitive as compared to prior years. As a result, we are purchasing more undeveloped land and partially-finished lots than in recent years and subsequently incurring development dollars in order to bring them to a finished status ready for home construction. We exercise strict controls and believe we have a prudent strategy for Company-wide cash management, including those related to cash outlays for land and inventory acquisition and development. We ended 2017 with $170.7 million of cash and cash equivalents, a $39.0 million increase from December 31,

2016 with no outstanding borrowings on our Credit Facility. We expect to generate cash from the sale of our inventory, but we intend to redeploy that cash to acquire and develop strategic and well-positioned lots to grow our business. Refer to Note 17 related to our senior note issuance subsequent to December 31, 2017.

In May 2017, we entered into an amendment to our Credit Facility, which among other things, increased the total commitments available from $540.0 million to $625.0 million and extended the maturity date of a substantial portion of the Credit Facility. Of the total commitments, $60.0 million was scheduled to mature in July 2019 and the remaining $565.0 million was scheduled to mature in July 2021. Refer to Note 17 for additional information related to our Credit Facility subsequent to December 31, 2017. In June 2017, we completed an offering of $300.0 million aggregate principal amount of Senior Notes due 2027, bearing interest at 5.125%. Using the proceeds from the 2027 Notes offering, we retired all $126.5 million of our convertible senior notes through a repurchase of $51.9 million in privately negotiated transactions and a redemption of the remaining $74.6 million through a combination of holder redemptions and an exercise of our call option at a redemption price equal to 100% of the principal amount of the notes redeemed, plus accrued and unpaid interest.

We believe that we currently have strong liquidity. Nevertheless, we may seek additional capital to strengthen our liquidity position, enable us to opportunistically acquire additional land inventory in anticipation of improving market conditions, and/or strengthen our long-term capital structure. Such additional capital may be in the form of equity or debt financing and may be from a variety of sources. There can be no assurances that we would be able to obtain such additional capital on terms acceptable to us, if at all, and such additional equity or debt financing could dilute the interests of our existing stockholders or increase our interest costs. We may also, from time to time, opportunistically repurchase our senior notes and common stock. Reference is made to Notes 5, 6 and 17 in the accompanying consolidated financial statements.

We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. Debt-to-capital and net debt-to-capital are calculated as follows (dollars in thousands):

	At December 31, 2017	At December 31, 2016
Notes payable and other borrowings	$1,283,804	$1,127,314
Stockholders’ equity	1,576,825	1,421,495
Total capital	$2,860,629	$2,548,809
Debt-to-capital (1)	44.9%	44.2%
Notes payable and other borrowings	$1,283,804	$1,127,314
Less: cash and cash equivalents	(170,746)	(131,702)
Net debt	$1,113,058	$995,612
Stockholders’ equity	1,576,825	1,421,495
Total net capital	$2,689,883	$2,417,107
Net debt-to-capital (2)	41.4%	41.2%

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

Senior and Convertible Senior Notes
4.50% Senior Notes

In March 2013, we issued $175.0 million aggregate principal amount of 4.50% senior notes due 2018 ("2018 Notes"). The 2018 Notes were issued at par and the proceeds were partially used to pay down the remaining $99.8 million balance of our 7.731% senior subordinated notes due 2017.

7.15% Senior Notes
During the second quarter of 2010, we completed an offering of $200.0 million aggregate principal amount of 7.15% senior notes due 2020, ("2020 Notes"). The 2020 Notes were issued at 97.567% of par value to yield 7.50%. In the fourth quarter of 2013, we completed a $100.0 million add-on offering to the 2020 Notes at 106.699% of par value to yield 5.875%.
7.00% Senior Notes
In April 2012, we completed an offering of $300.0 million aggregate principal amount of 7.00% Senior Notes due 2022 ("2022 Notes"). The 2022 Notes were issued at par and their associated proceeds were primarily used to pay down the remaining balance of $285.0 million of our 6.25% senior notes due 2015.

6.00% Senior Notes
In June 2015, we completed an offering of $200.0 million aggregate principal amount of 6.00% Senior Notes due 2025 ("2025 Notes"). The 2025 Notes were issued at par, and the proceeds were used for general corporate obligations and future land spend.
5.125% Senior Notes
In June 2017, we completed an offering of $300.0 million aggregate principal amount of 5.125% Senior Notes due 2027 ("2027 Notes"). The 2027 notes were issued at par. Using the proceeds from the 2027 Notes offering, we retired all $126.5 million of our convertible senior notes ("Convertible Notes") aggregate principal amount, as noted below.
1.875% Convertible Senior Notes
In September 2012, we issued $126.5 million aggregate principal amount of 1.875% Convertible Senior Notes due 2032. Using the proceeds from the 2027 Notes offering, we retired all $126.5 million of our convertible senior notes through a repurchase of $51.9 million in privately negotiated transactions and a redemption of the remaining $74.6 million through a combination of holder redemptions and an exercise of our call option at a redemption price equal to 100% of the principal amount of the notes redeemed, plus accrued and unpaid interest. As a result, we incurred a loss on extinguishment of debt of $0.3 million included in Other income/(expense), net, in the accompanying consolidated statement of operations for the twelve months ended December 31, 2017.
The indentures for all of our senior notes contain covenants including, among others, limitations on the amount of secured debt we may incur, and limitations on sale and leaseback transactions of non-model home assets and mergers. We believe we are in compliance with all such covenants as of December 31, 2017.

Loans Payable and Other Borrowings

The Company has a $625.0 million unsecured revolving credit facility ("Credit Facility") with an accordion feature that permits the size of the facility to increase to a maximum of $725.0 million. In May 2017, the maturity date of the credit facility was extended whereby $60.0 million matures in July 2019 with the remainder maturing in July 2021. Refer to Note 17 for additional information related our Credit Facility subsequent to December 31, 2017. During 2017 and 2016, borrowings under the Credit Facility reached $105.0 million and $85.0 million, respectively. As of December 31, 2017, we had no outstanding borrowings under the Credit Facility. At December 31, 2017 we had outstanding letters of credit issued under the Credit Facility totaling $74.7 million, leaving $550.3 million available under the Credit Facility to be drawn.

Credit Facility Covenants
Borrowings under the Credit Facility are unsecured but availability is subject to, among other things, a borrowing base. The Credit Facility also contains certain financial covenants, including (a) a minimum tangible net worth requirement of $987.4 million (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings), and (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 60%. In addition, we are required to maintain either (i) an interest coverage ratio (EBITDA to interest expense, as defined therein) of at least 1.50 to 1.00 or (ii) liquidity (as defined therein) of an amount not less than our consolidated interest incurred during the trailing 12 months. We were in compliance with all Credit Facility covenants as of December 31, 2017. Our actual financial covenant calculations as of December 31, 2017 are reflected in the table below.

Financial Covenant (dollars in thousands):	Covenant Requirement	Actual
Minimum Tangible Net Worth	> $1,047,249	$1,537,601
Leverage Ratio	< 60%	40%
Interest Coverage Ratio (1)	> 1.50	4.45
Minimum Liquidity (1)	> $79,045	$721,074
Investments other than defined permitted investments	< $461,280	$17,068

(1)	We are required to meet either the Interest Coverage Ratio or Minimum Liquidity, but not both.
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
The total number of lots under control at December 31, 2017 was 34,319 as compared to 29,815 at December 31, 2016. At December 31, 2017 and 2016, respectively, 68.1% and 65.0% of our controlled lots were owned. The increase in our lots under control from prior year is primarily due to additional lots contracted under purchase agreements during the year. In 2017, we contracted for approximately 13,300 lots with an aggregate purchase price of $557.7 million as compared to approximately 10,900 lots with an aggregate purchase price of $600.1 million in 2016. At December 31, 2017, our total option and purchase contracts had aggregated purchase prices of approximately $762.1 million, on which we had made deposits of approximately $59.9 million in cash, of which approximately 94.3% is non-refundable.
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

Contractual Obligations
The following is a summary of our contractual obligations at December 31, 2017, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	Total	Less than 1 Year (3)	1-3 Years	4-5 Years	More Than 5 Years
Principal, senior notes	$1,275,000	$175,000	$300,000	$300,000	$500,000
Interest, senior notes	373,706	71,138	124,458	80,999	97,111
Loans payable and other borrowings	17,354	15,248	1,625	481	—
Interest, loans payable and other borrowings	471	471	—	—	—
Operating lease obligations	33,972	7,062	12,305	9,127	5,478
Other contractual obligations (1)	3,686	1,851	1,690	145	—
Total (2)	$1,704,189	$270,770	$440,078	$390,752	$602,589

(1)	Represents other long-term obligations for items such as software and marketing licenses.

(2)	See Notes 5, 6 and 15 to our consolidated financial statements included in this report for additional information regarding our contractual obligations.
We do not engage in commodity trading or other similar activities. We had no derivative financial instruments at December 31, 2017 or 2016.

Recent Accounting Standards
See Note 1 to our consolidated financial statements included in this report for discussion of recently-issued accounting standards.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our fixed rate debt is made up primarily of $1.3 billion of our senior notes. Except in limited circumstances, we do not have an obligation to prepay our fixed-rate debt prior to maturity and, as a result, interest rate risk and changes in fair value should not have a significant impact on our fixed rate borrowings until we would be required to repay such debt. Our Credit Facility is subject to interest rate changes. We had maximum intra-period borrowings under the Credit Facility of up to $105.0 million and $85.0 million for years ending December 31, 2017 and 2016, respectively, with none outstanding at December 31, 2017 and $15.0 million outstanding at December 31, 2016. Interest charges resulting from the intra-period borrowings totaled $1.3 million and $0.5 million for the years ended December 31, 2017 and 2016, respectively.
The following table presents our long-term debt obligations, principal cash flows by maturity, weighted average interest rates and estimated fair market value for the year ended December 31, 2017 (in thousands):

								Fair Value at December 31,
	2018	2019	2020	2021	2022	Thereafter	Total	2017 (a)

Senior Notes
Fixed rate	$175.0	$—	$300.0	$—	$300.0	$500.0	$1,275.0	$1,358.2
Weighted average interest rate	4.500%	n/a	7.150%	n/a	7.000%	5.475%	6.094%	n/a

Loans Payable and Other Borrowings
Fixed rate	$15.3	$1.3	$0.3	$0.3	$0.2	$—	$17.4	$17.4
Average interest rate	3.874%	—%	—%	—%	—%	n/a	3.404%	n/a

(a)	Fair value of our fixed rate debt at December 31, 2017, is derived from quoted market prices by independent dealers.
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

Item 8. Financial Statements and Supplementary Data
Our consolidated financial statements as of December 31, 2017 and 2016 and for each of the years in the three-year period ended December 31, 2017, together with related notes and the report of Deloitte & Touche LLP, independent registered public accounting firm, are on the following pages.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Meritage Homes Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Meritage Homes Corporation and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 12, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona
February 12, 2018

We have served as the Company's auditor since 2004.

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	At December 31,
	2017	2016
	(In thousands, except share data)
Assets
Cash and cash equivalents	$170,746	$131,702
Other receivables	79,317	70,355
Real estate	2,731,380	2,422,063
Real estate not owned	38,864	—
Deposits on real estate under option or contract	59,945	85,556
Investments in unconsolidated entities	17,068	17,097
Property and equipment, net	33,631	33,202
Deferred tax asset	35,162	53,320
Prepaids, other assets and goodwill	85,145	75,396
Total assets	$3,251,258	$2,888,691
Liabilities
Accounts payable	$140,516	$140,682
Accrued liabilities	181,076	170,852
Home sale deposits	34,059	28,348
Liabilities related to real estate not owned	34,978	—
Loans payable and other borrowings	17,354	32,195
Senior and convertible senior notes, net	1,266,450	1,095,119
Total liabilities	1,674,433	1,467,196
Stockholders’ Equity
Preferred stock, par value $0.01. Authorized 10,000,000 shares; none issued and outstanding at December 31, 2017 and 2016	—	—
Common stock, par value $0.01. Authorized 125,000,000 shares; issued 40,330,741 and 40,030,518 shares at December 31, 2017 and 2016, respectively	403	400
Additional paid-in capital	584,578	572,506
Retained earnings	991,844	848,589
Total stockholders’ equity	1,576,825	1,421,495
Total liabilities and stockholders’ equity	$3,251,258	$2,888,691
See accompanying notes to consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2017	2016	2015
	(In thousands, except per share data)
Homebuilding:
Home closing revenue	$3,186,775	$3,003,426	$2,531,556
Land closing revenue	39,997	25,801	36,526
Total closing revenue	3,226,772	3,029,227	2,568,082
Cost of home closings	(2,624,636)	(2,474,584)	(2,049,637)
Cost of land closings	(35,637)	(23,431)	(29,736)
Total cost of closings	(2,660,273)	(2,498,015)	(2,079,373)
Home closing gross profit	562,139	528,842	481,919
Land closing gross profit	4,360	2,370	6,790
Total closing gross profit	566,499	531,212	488,709
Financial Services:
Revenue	14,203	12,507	11,377
Expense	(6,006)	(5,587)	(5,203)
Earnings from financial services unconsolidated entities and other, net	13,858	14,982	13,097
Financial services profit	22,055	21,902	19,271
Commissions and other sales costs	(221,647)	(215,092)	(188,418)
General and administrative expenses	(124,041)	(123,803)	(112,849)
Earnings/(loss) from other unconsolidated entities, net	2,101	4,060	(338)
Interest expense	(3,853)	(5,172)	(15,965)
Other income/(expense), net	6,405	4,953	(946)
Earnings before income taxes	247,519	218,060	189,464
Provision for income taxes	(104,264)	(68,519)	(60,726)
Net earnings	$143,255	$149,541	$128,738
Earnings per common share:
Basic	$3.56	$3.74	$3.25
Diluted	$3.41	$3.55	$3.09
Weighted average number of shares:
Basic	40,287	39,976	39,593
Diluted	42,228	42,585	42,164
See accompanying notes to consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Years Ended December 31, 2017, 2016 and 2015
	(In thousands)
	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance at January 1, 2015	39,147	$391	$538,788	$570,310	$1,109,489
Net earnings	—	—	—	128,738	128,738
Exercise/vesting of equity awards	522	6	2,880	—	2,886
Excess income tax benefit from stock-based awards	—	—	2,043	—	2,043
Equity award compensation expense	—	—	15,781	—	15,781
Balance at December 31, 2015	39,669	397	559,492	699,048	1,258,937
Net earnings	—	—	—	149,541	149,541
Exercise/vesting of equity awards	362	3	229	—	232
Excess income tax benefit from stock-based awards	—	—	(956)	—	(956)
Equity award compensation expense	—	—	13,741	—	13,741
Balance at December 31, 2016	40,031	400	572,506	848,589	1,421,495
Net earnings	—	—	—	143,255	143,255
Exercise/vesting of equity awards	300	3	(3)	—	—
Equity award compensation expense	—	—	12,075	—	12,075
Balance at December 31, 2017	40,331	$403	$584,578	$991,844	$1,576,825
See accompanying notes to consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Cash flows from operating activities:
Net earnings	$143,255	$149,541	$128,738
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	16,704	15,978	14,241
Stock-based compensation	12,056	13,741	15,781
Excess income tax provision/(benefit) from stock-based awards	—	956	(2,043)
Equity in earnings from unconsolidated entities	(15,959)	(19,042)	(12,759)
Deferred tax asset revaluation	19,687	—	—
Distributions of earnings from unconsolidated entities	15,337	16,959	12,650
Other	5,849	9,539	11,530
Changes in assets and liabilities:
Increase in real estate	(301,477)	(311,426)	(209,407)
Decrease in deposits on real estate under option or contract	21,355	2,337	6,316
Increase in receivables, prepaids and other assets	(17,775)	(17,513)	(7,083)
Increase in accounts payable and accrued liabilities	8,125	43,377	31,883
Increase/(decrease) in home sale deposits	5,711	(7,849)	6,818
Net cash used in operating activities	(87,132)	(103,402)	(3,335)
Cash flows from investing activities:
Investments in unconsolidated entities	(670)	(7,244)	(481)
Distributions of capital from unconsolidated entities	1,338	3,600	—
Purchases of property and equipment	(18,096)	(16,662)	(16,092)
Proceeds from sales of property and equipment	356	200	86
Maturities/sales of investments and securities	1,402	746	1,555
Payments to purchase investments and securities	(1,402)	(746)	(1,555)
Net cash used in investing activities	(17,072)	(20,106)	(16,487)
Cash flows from financing activities:
(Repayment of)/proceeds from Credit Facility, net	(15,000)	15,000	—
Repayment of loans payable and other borrowings	(10,970)	(21,274)	(23,226)
Repurchase/redemption of convertible senior notes	(126,691)	—	—
Proceeds from issuance of senior notes	300,000	—	200,000
Payment of debt issuance costs	(4,091)	—	(3,006)
Excess income tax (provision)/benefit from stock-based awards	—	(956)	2,043
Proceeds from stock option exercises	—	232	2,886
Net cash provided by/(used in) financing activities	143,248	(6,998)	178,697
Net increase/(decrease) in cash and cash equivalents	39,044	(130,506)	158,875
Cash and cash equivalents, beginning of year	131,702	262,208	103,333
Cash and cash equivalents, end of year	$170,746	$131,702	$262,208
See Supplemental Disclosure of Cash Flow Information in Note 12.
See accompanying notes to consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016 and 2015

NOTE 1 — BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization. Meritage Homes is a leading designer and builder of single-family homes. We primarily build in historically high-growth regions of the United States and offer a variety of homes that are designed to appeal to a wide range of homebuyers primarily focused on first-time and first move-up buyers. We have homebuilding operations in three regions: West, Central and East, which are comprised of nine states: Arizona, California, Colorado, Texas, Florida, Georgia, North Carolina, South Carolina and Tennessee. We also operate a wholly-owned title company, Carefree Title Agency, Inc. ("Carefree Title"). Carefree Title's core business includes title insurance and closing/settlement services we offer to our homebuyers. Through our successors, we commenced our homebuilding operations in 1985. Meritage Homes Corporation was incorporated in 1988 in the state of Maryland.
Our homebuilding and marketing activities are conducted under the name of Meritage Homes in each of our homebuilding markets. On a limited basis, we also offer luxury homes in some markets under the name of Monterey Homes. At December 31, 2017, we were actively selling homes in 244 communities, with base prices ranging from approximately $170,000 to $1,390,000.
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
Cash and Cash Equivalents. Liquid investments with an initial maturity of three months or less are classified as cash equivalents. Amounts in transit from title companies for home closings of approximately $107.1 million and $75.3 million are included in cash and cash equivalents at December 31, 2017 and 2016, respectively.

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

All of our land inventory and related real estate assets are reviewed for recoverability, as our inventory is considered “long-lived” in accordance with GAAP. Impairment charges are recorded to write down an asset to its estimated fair value if the undiscounted cash flows expected to be generated by the asset are lower than its carrying amount. Our determination of fair value is based on projections and estimates. Changes in these expectations may lead to a change in the outcome of our impairment analysis, and actual results may also differ from our assumptions. Our analysis is conducted if indication of a decline in value of our land and real estate assets exist. If an asset is deemed to be impaired, the impairment recognized is measured as the amount by which the asset's carrying amount exceeds its fair value. The impairment of a community is allocated to each lot on a straight-line basis.

Deposits. Deposits paid related to land option and purchase contracts are recorded and classified as Deposits on real estate under option or contract until the related land is purchased. Deposits are reclassified as a component of real estate inventory at the time the deposit is used to offset the acquisition price of the lots based on the terms of the underlying agreements. To the extent they are non-refundable, deposits are charged to expense if the land acquisition is terminated or no longer considered probable. Since our acquisition contracts typically do not require specific performance, we do not consider such contracts to be contractual obligations to purchase the land and our total exposure under such contracts is limited to the loss of any non-refundable deposits and any ancillary capitalized costs. Our deposits were $59.9 million and $85.6 million as of December 31, 2017 and December 31, 2016, respectively.

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
Property and Equipment, net. Property and equipment, net consists of computer and office equipment and model home furnishings. Depreciation is generally calculated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Depreciation expense was $15.9 million, $14.3 million, and $12.7 million for the years ended December 31, 2017, 2016 and 2015, respectively. Maintenance and repair costs are expensed as incurred. At December 31, 2017 and 2016, property and equipment, net consisted of the following (in thousands):

	At December 31,
	2017	2016
Computer and office equipment	$40,731	$35,288
Model home furnishings	50,063	45,767
Gross property and equipment	90,794	81,055
Accumulated depreciation	(57,163)	(47,853)
Total	$33,631	$33,202
Deferred Costs. At December 31, 2017 and 2016, deferred costs representing debt issuance costs related to our Credit Facility totaled approximately $3.0 million and $2.7 million, net of accumulated amortization of approximately $6.5 million and $5.6 million respectively, and are included on our consolidated balance sheets within Prepaids, other assets and goodwill. The costs are primarily amortized to interest expense using the straight line method which approximates the effective interest method. See Note 6 for additional information related to net debt issuance costs associated with our senior notes.
Investments in Unconsolidated Entities. We use the equity method of accounting for investments in unconsolidated entities over which we exercise significant influence but do not have a controlling interest. Under the equity method, our share of the unconsolidated entities’ earnings or loss is included in Earnings/(loss) from other unconsolidated entities, net, or Earnings from financial services, unconsolidated entities and other, net, in our statements of operations. We use the cost method of accounting for investments in unconsolidated entities over which we do not have significant influence, if any. We track cumulative earnings and distributions from each of our ventures. For cash flow classification, to the extent distributions do not exceed cumulative earnings, we designate such distributions as return on capital. Distributions in excess of cumulative earnings are treated as return of capital. We evaluate our investments in unconsolidated entities for impairment when events that trigger an evaluation of recoverability present themselves. See Note 4 for additional information related to investments in unconsolidated entities.

Accrued Liabilities. Accrued liabilities at December 31, 2017 and 2016 consisted of the following (in thousands):

	At December 31,
	2017	2016
Accruals related to real estate development and construction activities	$53,522	$53,778
Payroll and other benefits	58,186	52,941
Accrued interest	15,369	15,017
Accrued taxes	14,067	9,637
Warranty reserves	23,328	22,660
Other accruals	16,604	16,819
Total	$181,076	$170,852
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
Advertising Costs. We expense advertising costs as they are incurred. Advertising expense was approximately $15.8 million, $15.0 million and $14.8 million in fiscal 2017, 2016 and 2015, respectively.
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
Stock-Based Compensation. We account for stock-based compensation in accordance with ASC 718-10, Compensation—Stock Compensation ("ASC 718"). This guidance requires us to estimate forfeitures in calculating the expense related to stock-based compensation. Awards with either a graded or cliff vesting are expensed on a straight-line basis over the life of the award. See Note 10 for additional information on stock-based compensation.

401(k) Retirement Plan. We have a 401(k) plan for all full-time Meritage employees. We match portions of employees’ voluntary contributions, and contributed to the plan approximately $2.9 million, $2.7 million and $2.4 million for the years ended 2017, 2016 and 2015, respectively.

Off-Balance Sheet Arrangements - Joint Ventures. We may participate in land development joint ventures as a means of accessing larger parcels of land and lot positions, expanding our market opportunities, managing our risk profile and leveraging our capital base. See Note 4 for additional discussion of our investments in unconsolidated entities.
Off-Balance Sheet Arrangements - Other. In the normal course of business, we may acquire lots from various development entities pursuant purchase and option agreements. The purchase price generally approximates the market price at the date the contract is executed (with possible future escalators) and may have staggered purchase schedules. See Note 3 for additional information on off-balance sheet arrangements.
Surety Bonds and Letters of Credit. We provide letters of credit in support of our obligations relating to the development of our projects and other corporate purposes. Surety bonds are generally posted in lieu of letters of credit or cash deposits. The amount of these obligations outstanding at any time varies depending on the stage and level of our development activities. Bonds are generally not wholly released until all development activities under the bond are complete. In the event a bond or letter of credit is drawn upon, we would be obligated to reimburse the issuer for any amounts advanced under the bond. We believe it is unlikely that any significant amounts of these bonds or letters of credit will be drawn upon. The table below outlines our surety bond and letter of credit obligations (in thousands):

	At December 31,
	2017		2016
	Outstanding	Estimated work remaining to complete (unaudited)	Outstanding	Estimated work remaining to complete (unaudited)
Sureties:
Sureties related to owned projects and lots under contract	296,387	120,320	239,246	85,706
Total Sureties	$296,387	$120,320	$239,246	$85,706
Letters of Credit (“LOCs”):
LOCs in lieu of deposits for contracted lots	$—	N/A	$250	N/A
LOCs for land development	70,922	N/A	39,839	N/A
LOCs for general corporate operations	3,750	N/A	3,750	N/A
Total LOCs	$74,672	N/A	$43,839	N/A

Warranty Reserves. We provide home purchasers with limited warranties against certain building defects and have certain obligations related to those post-construction warranties for closed homes. The specific terms and conditions of these limited warranties vary by state, but overall the nature of the warranties include a complete workmanship and materials warranty typically during the first one to two years after the close of the home and a structural warranty that typically extends up to 10 years subsequent to the close of the home. With the assistance of an actuary, we have estimated these reserves for the structural warranty based on the number of homes still under warranty and historical data and trends for our communities. We also use industry data with respect to similar product types and geographic areas in markets where our experience is incomplete to draw a meaningful conclusion. We regularly review our warranty reserves and adjust them, as necessary, to reflect changes in trends as information becomes available. Based on such reviews of warranty costs incurred, we decreased our warranty reserve balance by $1.6 million net in the twelve months ended December 31, 2017 and by $1.0 million net in the twelve months ended December 31, 2016, which decreased our cost of sales. The $1.6 million net adjustment in 2017 was the result of a gross $3.7 million reduction based on actuarial review, offset partially by $2.1 million in additional reserves deemed necessary on three specific warranty matters related to (1) alleged stucco defects in Florida; (2) a potentially faulty solar component provided in various locations by a bankrupt manufacturer; and (3) a possible foundation design matter affecting a single community in Texas.

A summary of changes in our warranty reserves follows (in thousands):

	Years Ended December 31,
	2017	2016
Balance, beginning of year	$22,660	$21,615
Additions to reserve from new home deliveries	17,161	16,776
Warranty claims	(14,854)	(14,719)
Adjustments to pre-existing reserves	(1,639)	(1,012)
Balance, end of year	$23,328	$22,660
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

Recent Accounting Pronouncements.
In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-04, Intangibles - Goodwill and Other (Topic 350), Simplifying the Accounting for Goodwill Impairment ("ASU 2017-04"), which simplifies the accounting for goodwill impairments by eliminating the second step of the goodwill impairment test. Under the new guidance, an impairment loss will reflect the amount by which the carrying amount of a reporting unit exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for us beginning January 1, 2020, with early adoption permitted. We have elected to early adopt ASU 2017-04 effective January 1, 2018 and do not believe it will have a material impact on our financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, ("ASU 2016-15"). ASU 2016-15 adds and clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows, reducing the existing diversity in practice that has resulted from the lack of consistent principles on this topic. ASU 2016-15 is effective for us beginning January 1, 2018. A retrospective transition method is required on adoption. We do not believe that adopting this guidance will have a material impact on our statement of cash flows.
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 was effective for us beginning January 1, 2017, and is reflected prospectively in the provision for income taxes in the accompanying consolidated statements of operations. The impact of the adoption was not material to our consolidated financial statements, including our prior year statement of cash flow, which was not revised. We continue to estimate forfeitures in calculating stock-based compensation expense and have not elected to recognize forfeitures as they occur.

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
We have completed our evaluation on the impact that the adoption of ASU 2014-09 will have on our financial statements and concluded that the overall impact is immaterial to our consolidated financial statements. As a result of the adoption of ASU 2014-09, the timing of expenses will be impacted resulting from ceasing the capitalization of certain selling costs we incur as part of the selling process. The majority of these previously capitalized costs will be allocated to either Real estate or Property and Equipment, net in our 2018 consolidated balance sheet. We are adopting the modified retrospective approach and accordingly, the balance of any remaining unallocated capitalized marketing costs required to be expensed under ASU 2014-09 will be recorded to our opening balance of retained earnings in our 2018 consolidated balance sheet. We anticipate the adjustment in the first quarter of 2018 to our beginning balance of retained earnings to be approximately $0.6 million. Additionally, forfeited customer deposits that were previously included in Other income/(expense), net will now be reported as home closing revenue in our consolidated statements of operations effective in 2018. The amount of forfeited buyer deposits recognized in Other income/(expense), net was not material to our consolidated financial statements for any of the years ended December 31, 2017, 2016 or 2015.

NOTE 2 — REAL ESTATE AND CAPITALIZED INTEREST
Real estate consists of the following (in thousands):

	At December 31,
	2017	2016
Homes under contract under construction (1)	$566,474	$508,927
Unsold homes, completed and under construction (1)	516,577	431,725
Model homes (1)	142,026	147,406
Finished home sites and home sites under development (2)	1,506,303	1,334,005
	$2,731,380	$2,422,063

(1)	Includes the allocated land and land development costs associated with each lot for these homes.

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

Subject to sufficient qualifying assets, we capitalize our development period interest costs incurred in connection with the development and construction of real estate. Capitalized interest is allocated to active real estate when incurred and charged to cost of closings when the related property is delivered. A summary of our capitalized interest is as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Capitalized interest, beginning of year	$68,196	$61,202	$54,060
Interest incurred	79,045	70,348	67,542
Interest expensed	(3,853)	(5,172)	(15,965)
Interest amortized to cost of home and land closings	(64,824)	(58,182)	(44,435)
Capitalized interest, end of year (1)	$78,564	$68,196	$61,202

(1)
Approximately $517,000, $130,000 and $445,000 of the capitalized interest is related to our joint venture investments and is a component of “Investments in unconsolidated entities” in our consolidated balance sheet as of December 31, 2017, 2016 and 2015, respectively.

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
The table below presents a summary of our lots under option that are not recorded on the balance sheet at December 31, 2017 (dollars in thousands):

	Projected Number of Lots (unaudited)	Purchase Price (unaudited)	Option/ Earnest Money Deposits–Cash
Purchase and option contracts recorded on balance sheet as Real estate not owned	228	$38,864	$3,886
Option contracts — non-refundable deposits, committed (1)	3,822	273,925	33,623
Purchase contracts — non-refundable deposits, committed (1)	6,527	281,887	22,885
Purchase and option contracts —refundable deposits, committed	355	18,592	517
Total committed	10,932	613,268	60,911
Purchase and option contracts — refundable deposits, uncommitted (2)	6,326	187,726	2,920
Total lots under contract or option	17,258	$800,994	$63,831
Total purchase and option contracts	17,030	$762,130	$59,945	(3)

(1)	Deposits are non-refundable except if certain contractual conditions are not performed by the selling party.

(2)	Deposits are refundable at our sole discretion. We have not completed our acquisition evaluation process and we have not internally committed to purchase these lots.

(3)	Amount is reflected in our consolidated balance sheet in the line item “Deposits on real estate under option or contract” as of December 31, 2017.
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

NOTE 4 - INVESTMENTS IN UNCONSOLIDATED ENTITIES
We may enter into joint ventures as a means of accessing larger parcels of land, expanding our market opportunities, managing our risk profile and leveraging our capital base. While purchasing land through a joint venture can be beneficial, currently we do not view joint ventures as critical to the success of our homebuilding operations. Based on the structure of these joint ventures, they may or may not be consolidated into our results. Our joint venture partners generally are other homebuilders, land sellers or other real estate investors. We generally do not have a controlling interest in these ventures, which means our joint venture partners could cause the venture to take actions we disagree with, or fail to take actions we believe should be undertaken, including the sale of the underlying property to repay debt or recoup all or part of the partners' investments. In late 2016, we entered into our first new joint venture since 2008. As of December 31, 2017, we had three active equity-method land ventures.
As of December 31, 2017, we also participated in one mortgage joint venture, which is engaged in mortgage activities and primarily provides services to our homebuyers. Our investment in this mortgage joint venture as of December 31, 2017 and December 31, 2016 was $2.2 million and $2.3 million, respectively.
Summarized condensed financial information related to unconsolidated joint ventures that are accounted for using the equity method was as follows (in thousands):

	At December 31,
	2017	2016
Assets:
Cash	$8,942	$7,446
Real estate	55,552	54,319
Other assets	4,323	6,461
Total assets	$68,817	$68,226
Liabilities and equity:
Accounts payable and other liabilities	$7,516	$7,339
Notes and mortgages payable	25,194	23,000
Equity of:
Meritage (1)	14,521	14,245
Other	21,586	23,642
Total liabilities and equity	$68,817	$68,226

	Years Ended December 31,
	2017	2016	2015
Revenue	$45,475	$72,486	$35,510
Costs and expenses	(19,203)	(34,080)	(16,240)
Net earnings of unconsolidated entities	$26,272	$38,406	$19,270
Meritage’s share of pre-tax earnings (1) (2)	$16,082	$19,357	$12,805

(1)
Balance represents Meritage’s interest, as reflected in the financial records of the respective joint ventures. This balance may differ from the balance reflected in our consolidated financial statements due to the following reconciling items: (i) timing differences for revenue and distributions recognition, (ii) step-up basis and corresponding amortization, (iii) capitalization of interest on qualified assets, (iv) income deferrals as discussed in Note (2) below and (v) the cessation of allocation of losses from joint ventures in which we have previously written down our investment balance to zero and where we have no commitment to fund additional losses. As discussed in Note 2 to these consolidated financial statements, the balances above do not include $517,000, $130,000 and $445,000 of capitalized interest that is a component of our investment balances at December 31, 2017, 2016 and 2015, respectively.

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

The joint venture assets and liabilities noted in the table above represent the three active land ventures, one mortgage and various inactive ventures. Our total investment in all of these joint ventures is $17.1 million as of December 31, 2017. We believe these ventures are in compliance with their respective debt agreements, if applicable, and such debt is non-recourse to us.

NOTE 5 — LOANS PAYABLE AND OTHER BORROWINGS
Loans payable and other borrowings consist of the following (in thousands):

	At December 31,
	2017	2016
Other borrowings, real estate note payable (1)	$17,354	$17,195
$625.0 million unsecured revolving credit facility with interest approximating LIBOR (approximately 1.56% at December 31, 2017) plus 1.75% or Prime (4.50% at December 31, 2017) plus 0.75%	—	15,000
Total	$17,354	$32,195

(1)	Reflects balance of non-recourse notes payable in connection with land purchases, with interest rates ranging from 0% to 8%.

The Company has a $625.0 million unsecured revolving credit facility ("Credit Facility"), with an accordion feature that permits the size of the facility to increase to a maximum of $725.0 million. In May 2017, we amended the Credit Facility to extend the maturity date of a substantial portion of the Credit Facility whereby $60.0 million matures in July 2019 with the remainder maturing in July 2021. As described in Note 17, in January 2018 the maturity of the entire commitment was extended to July 2021. Borrowings under the Credit Facility are unsecured but availability is subject to, among other things, a borrowing base. The Credit Facility also contains certain financial covenants, including (a) a minimum tangible net worth requirement of $987.4 million (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings), and (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 60%. In addition, we are required to maintain either (i) an interest coverage ratio (EBITDA to interest expense, as defined therein) of at least 1.50 to 1.00 or (ii) liquidity (as defined therein) of an amount not less than our consolidated interest incurred during the trailing 12 months. We were in compliance with all Credit Facility covenants as of December 31, 2017.
We had no outstanding borrowings under the Credit Facility as of December 31, 2017 and we had $15.0 million of borrowings outstanding at December 31, 2016. During the twelve months ended December 31, 2017 we had $415.0 million and $430.0 million of gross borrowings and repayments, respectively. During the twelve months ended December 31, 2016 we had $286.0 million of gross borrowings and $271.0 million of repayments, respectively. Borrowings and repayments during the twelve months ended December 31, 2015 totaled $210.0 million each. As of December 31, 2017 we had outstanding letters of credit issued under the Credit Facility totaling $74.7 million, leaving $550.3 million available under the Credit Facility to be drawn.

NOTE 6 — SENIOR AND CONVERTIBLE SENIOR NOTES, NET
Senior and convertible senior notes, net consist of the following (in thousands):

	At December 31,
	2017	2016
4.50% senior notes due 2018	$175,000	$175,000
7.15% senior notes due 2020. At December 31, 2017 and December 31, 2016 there was approximately $1,280 and $1,849 in net unamortized premium, respectively	301,280	301,849
7.00% senior notes due 2022	300,000	300,000
6.00% senior notes due 2025	200,000	200,000
5.125% senior notes due 2027	300,000	—
1.875% convertible senior notes due 2032	—	126,500
Net debt issuance costs	(9,830)	(8,230)
Total	$1,266,450	$1,095,119

The indentures for all of our senior notes contain covenants including, among others, limitations on the amount of secured debt we may incur, and limitations on sale and leaseback transactions and mergers. We believe we are in compliance with all such covenants as of December 31, 2017.
Obligations to pay principal and interest on the senior notes are guaranteed by substantially all of our wholly-owned subsidiaries (each a “Guarantor” and, collectively, the “Guarantor Subsidiaries”), each of which is directly or indirectly 100% owned by Meritage Homes Corporation. Such guarantees are full and unconditional, and joint and several. In the event of a sale or other disposition of all of the assets of any Guarantor, by way of merger, consolidation or otherwise, or a sale or other disposition of all of the equity interests of any Guarantor then held by Meritage and its subsidiaries, then that Guarantor will be released and relieved of any obligations under its note guarantee. There are no significant restrictions on our ability or the ability of any Guarantor to obtain funds from their respective subsidiaries, as applicable, by dividend or loan. We do not provide separate financial statements of the Guarantor Subsidiaries because Meritage (the parent company) has no independent assets or operations and the guarantees are full and unconditional and joint and several. Subsidiaries of Meritage Homes Corporation that are nonguarantor subsidiaries, if any, are, individually and in the aggregate, minor.
During 2010, we completed an offering of $200.0 million aggregate principal amount of 7.15% senior notes due 2020. The notes were issued at 97.567% of par value to yield 7.50%. In the fourth quarter of 2013, we completed a $100.0 million add-on offering to the existing 7.50% senior notes due 2020. The add-on was issued at 106.699% of par value to yield 5.875%.
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
In June 2015, we completed an offering of $200.0 million aggregate principal amount of 6.00% Senior Notes due 2025 (the "2025 Notes"). The 2025 Notes were issued at par, and the proceeds were used for general corporate obligations and future land spend.
In June 2017, we completed an offering of $300.0 million aggregate principal amount of 5.125% Senior Notes due 2027 (the "2027 Notes"). The 2027 notes were issued at par. Using the proceeds from the 2027 Notes offering, we retired all $126.5 million of our convertible senior notes through a repurchase of $51.9 million in privately negotiated transactions and a redemption of the remaining $74.6 million through a combination of holder redemptions and an exercise of our call option at a redemption price equal to 100% of the principal amount of the notes redeemed, plus accrued and unpaid interest. As a result, we incurred a loss on extinguishment of debt of $0.3 million included in Other income/(expense), net, in the accompanying consolidated statement of operations for the twelve months ended December 31, 2017.

Scheduled principal maturities of our senior and notes as of December 31, 2017 follow (in thousands):

Year Ended December 31,
2018	$175,000
2019	—
2020	300,000
2021	—
2022	300,000
Thereafter	500,000
Total	$1,275,000

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
Financial Instruments: The fair value of our fixed-rate debt is derived from quoted market prices by independent dealers (level 2 inputs as per the discussion above) and is as follows (in thousands):

	At December 31,
	2017		2016
	Aggregate Principal	Estimated Fair Value	Aggregate Principal	Estimated Fair Value
4.50% senior notes	$175,000	$175,228	$175,000	$177,625
7.15% senior notes	$300,000	$326,250	$300,000	$325,500
7.00% senior notes	$300,000	$337,500	$300,000	$324,750
6.00% senior notes	$200,000	$214,000	$200,000	$202,500
5.125% senior notes	$300,000	$305,250	N/A	N/A
1.875% convertible senior notes	N/A	N/A	$126,500	$126,105
Due to the short-term nature of other financial assets and liabilities including our Loans payable and other borrowings, we consider the carrying amounts of our other short-term financial instruments to approximate fair value.

NOTE 8 — EARNINGS PER SHARE
Basic and diluted earnings per common share were calculated as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2017	2016	2015
Basic weighted average number of shares outstanding	40,287	39,976	39,593
Effect of dilutive securities:
Convertible debt (1)	1,311	2,176	2,176
Stock options and unvested restricted stock	630	433	395
Diluted average shares outstanding	42,228	42,585	42,164
Net earnings as reported	$143,255	$149,541	$128,738
Interest attributable to convertible senior notes, net of income taxes	941	1,615	1,597
Net earnings for diluted earnings per share	$144,196	$151,156	$130,335
Basic earnings per share	$3.56	$3.74	$3.25
Diluted earnings per share (1)	$3.41	$3.55	$3.09
Antidilutive stock options not included in the calculation of diluted earnings per share	2	4	—

(1)
In accordance with ASC 260-10, Earnings Per Share, ("ASC 260-10") we calculate the dilutive effect of convertible securities using the "if-converted" method based on the number of days the Convertible Notes were outstanding during the period. All of the Convertible Notes were retired in 2017.

NOTE 9 — ACQUISITIONS AND GOODWILL
Goodwill. In recent years, we entered new markets through the acquisition of the homebuilding assets and operations of local/regional homebuilders in Georgia, South Carolina and Tennessee. The acquisitions were recorded in accordance with ASC 805, Business Combinations ("ASC 805") and ASC 820, using the acquisition method of accounting. The purchase price for the acquisitions were allocated based on estimated fair value of the assets and liabilities at the date of the acquisition. The combined excess purchase price over the fair value of the net assets of $33.0 million was recorded as goodwill, which is included in our consolidated balance sheet in Prepaids, other assets and goodwill. In accordance with ASC 350, we assess the recoverability of goodwill annually, or more frequently, if impairment triggers are present. Our analysis concluded that our goodwill balance was not impaired.
A summary of changes in the carrying amount of goodwill follows (in thousands):

	West	Central	East	Financial Services	Corporate	Total
Balance at January 1, 2016	$—	$—	$32,962	$—	$—	$32,962
Additions	—	—	—	—	—	—
Balance at December 31, 2016	—	—	32,962	—	—	32,962
Additions	—	—	—	—	—	—
Balance at December 31, 2017	$—	$—	$32,962	$—	$—	$32,962

NOTE 10 — STOCK BASED AND DEFERRED COMPENSATION
We have a stock compensation plan, the Amended and Restated 2006 Stock Incentive Plan (the “Plan”), that was adopted in 2006 and has been amended or restated from time to time. The Plan was approved by our stockholders and is administered by our Board of Directors. The provisions of the Plan allow for the grant of stock appreciation rights, restricted stock awards, restricted stock units, performance share awards and performance-based awards in addition to non-qualified and incentive stock options. The Plan authorizes awards to officers, key employees, non-employee directors and consultants for up to 5,350,000 shares of common stock, of which 1,169,574 shares remain available for grant at December 31, 2017. The available shares include shares from expired, terminated or forfeited awards under prior plans that have since expired and are thus available for grant under the Plan. The total shares reserved for existing or future grants at December 31, 2017 was 2,439,231. We believe that such awards provide a means of performance-based compensation to attract and retain qualified employees and better align the interests of our employees with those of our stockholders. Non-vested stock awards are usually granted with a five-year ratable vesting period for employees and with a three-year cliff vesting for both non-vested stock and performance-based awards granted to senior executive officers and non-employee directors.
We have not granted any stock options since 2009 and had no stock options outstanding as of December 31, 2017 and 2016. A summary of remaining stock option activity from stock options granted prior to 2010 is provided below.

Summary of Stock Option Activity:

	Years Ended December 31,
	2016		2015
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding at beginning of year:	14,400	$16.11	181,440	$18.69
Granted	—	N/A	—	N/A
Exercised	(14,400)	$16.11	(147,040)	$19.62
Cancelled	—	N/A	(20,000)	$13.69
Outstanding at end of year	—	N/A	14,400	$16.11
Exercisable at end of year	—	N/A	14,400	$16.11
Price range of options exercised	$ 11.48 - $22.11		$ 11.48 - $22.11
Price range of options outstanding	N/A		$ 11.48 - $22.11
The total intrinsic value of option exercises for the years ended December 31, 2016 and 2015 was $0.2 million and $3.5 million respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the stock option.
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

	Nonvested Restricted Share Activity (time-based)	Weighted Average Grant Date Fair Value	Nonvested Restricted Share Activity (performance- based)	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2015	903,441	$37.51	170,833	$35.43
Granted	434,387	40.48	66,187	41.17
Vested (Earned/Released)	(318,651)	41.14	(56,250)	40.34
Forfeited (1)	(135,470)	40.53	—	N/A
Outstanding as of December 31, 2015	883,707	40.75	180,770	42.93
Granted	499,865	31.60	66,698	34.39
Vested (Earned/Released)	(305,359)	30.87	(41,665)	31.02
Forfeited (1)	(115,910)	36.79	(20,835)	42.56
Outstanding at December 31, 2016	962,303	37.00	184,968	34.84
Granted	430,575	34.45	154,120	34.10
Vested (Earned/Released)	(279,856)	38.39	(20,367)	45.60
Forfeited (1)	(130,370)	35.09	(31,716)	45.60
Outstanding at December 31, 2017	982,652	35.59	287,005	35.80

(1)
Forfeitures on time-based nonvested shares are a result of terminations of employment, while forfeitures on performance-based nonvested shares are a result of failing to attain certain goals as outlined in our executive officers' compensation agreements.

Compensation cost related to time-based restricted stock awards is measured as of the closing price on the date of grant and is expensed, less forfeitures, on a straight-line basis over the vesting period of the award. Compensation cost related to performance-based restricted stock awards is also measured as of the closing price on the date of grant but is expensed in accordance with ASC 718, which requires an assessment of probability of attainment of the performance target. As our performance targets are dependent on performance over a specified measurement period, once we determine that the performance target outcome is probable, the cumulative expense is recorded immediately with the remaining expense and recorded on a straight-line basis through the end of the award’s vesting period. A portion of the performance-based restricted stock awards granted contain market conditions as defined by ASC 718. The guidance in ASC 718 requires that compensation expense for stock awards with market conditions be expensed based on a derived grant date fair value and expensed over the service period. We engaged a third party to perform a valuation analysis on the awards containing market conditions and our associated expense with those awards is based on the derived fair value from that analysis and is being expensed straight line over the service period of the awards. Below is a summary of compensation expense and stock award activity (in thousands):

	Years Ended December 31,
	2017	2016	2015
Stock-based compensation expense	$12,056	$13,741	$15,781
Cash received by Company from exercises	$—	$232	$2,886
The following table includes additional information regarding our Plan (dollars in thousands):

	At December 31,
	2017	2016
Unrecognized stock-based compensation cost	$18,439	$18,528
Weighted average years expense recognition period	2.48	2.56
Total equity awards outstanding	1,269,657	1,147,271

We also offer a non-qualified deferred compensation plan ("deferred compensation plan") to highly compensated employees in order to allow them additional pre-tax income deferrals above and beyond the limits that qualified plans, such as 401(k) plans, impose on highly compensated employees. We do not currently offer a contribution match on the deferred compensation plan. All contributions to the plan to date have been funded by the employees and, therefore, we have no associated expense related to the deferred compensation plan for the years ended December 31, 2017, 2016 and 2015, other than minor administrative costs.

NOTE 11 — INCOME TAXES
Components of income tax expense are as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Current taxes:
Federal	$76,988	$55,547	$53,510
State	8,006	7,075	2,726
	84,994	62,622	56,236
Deferred taxes:
Federal	18,916	4,064	(1,652)
State	354	1,833	6,142
	19,270	5,897	4,490
Total	$104,264	$68,519	$60,726
Income taxes differ for the years ended December 31, 2017, 2016 and 2015, from the amounts computed using the expected federal statutory income tax rate of 35% as a result of the following (in thousands):

	Years Ended December 31,
	2017	2016	2015
Expected taxes at current federal statutory income tax rate	$86,632	$76,321	$66,312
State income taxes, net of federal tax benefit	5,434	5,791	5,764
Tax Act revaluation of deferred tax balances	19,687	—	—
Manufacturing deduction	(7,580)	(6,708)	(5,917)
Federal tax credits	(484)	(7,229)	(6,172)
Non-deductible costs and other	575	344	739
Income tax expense	$104,264	$68,519	$60,726

The effective tax rate was 42.1%, 31.4%, and 32.1% for 2017, 2016 and 2015, respectively. Our 2016 and 2015 tax rates were favorably impacted by both the homebuilder manufacturing deduction and energy tax credits. The effective tax rate for 2017 was favorably impacted by the homebuilder manufacturing deduction and to a lesser extent additional energy tax credits obtained by qualifying more homes from open prior tax years. These were offset by an unfavorable impact to the 2017 effective tax rate from the revaluation of deferred tax balances due to the Tax Act.

Deferred tax assets and liabilities are netted on our balance sheet by tax jurisdiction. Net overall tax assets for all jurisdictions are grouped and included as a separate asset. Net overall deferred tax liabilities for all jurisdictions are grouped and included in other liabilities. At December 31, 2017, we have a net deferred tax asset of $35.2 million. We also have net deferred tax liabilities of $4.2 million. Deferred tax assets and liabilities are comprised of timing differences (in thousands) as follows:

	At December 31,
	2017	2016
Deferred tax assets:
Real estate	$14,648	$21,525
Goodwill	2,076	6,153
Warranty reserve	5,499	8,408
Wages payable	5,796	11,002
Equity-based compensation	4,486	7,030
Accrued expenses	141	250
Net operating loss carry-forwards	1,813	1,366
Other	4,982	3,695
Total deferred tax assets	39,441	59,429

Deferred tax liabilities:
Deferred revenue	462	1,455
Prepaids	759	933
Fixed assets	3,058	3,721
Total deferred tax liabilities	4,279	6,109

Deferred tax assets, net	35,162	53,320
Other deferred tax liability - state franchise taxes	4,240	3,128

Net deferred tax assets and liabilities	$30,922	$50,192
At December 31, 2017 and December 31, 2016, we have no unrecognized tax benefits due to the lapse of the statute of limitations and completion of audits for prior years. We believe that our current income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change. Our policy is to accrue interest and penalties on unrecognized tax benefits and include them in federal income tax expense.
We determine our deferred tax assets and liabilities in accordance with ASC 740-10, Income Taxes ("ASC 740"). We evaluate our deferred tax assets, including the benefit from NOLs, by jurisdiction to determine if a valuation allowance is required. Companies must assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. This assessment considers, among other matters, the nature, frequency and severity of cumulative losses, forecasts of future profitability, the length of statutory carryforward periods, experiences with operating losses and experiences of utilizing tax credit carryforwards and tax planning alternatives. We have no valuation allowance on our deferred tax assets and NOL carryovers at December 31, 2017.
On December 22, 2017, the President signed into law the Tax Act. Under ASC 740, the effects of new legislation are recognized in the period that includes the date of enactment. The estimated impact on 2017 was to reduce the value of our deferred tax asset by $19.7 million and has been reflected in our effective tax rate reconciliation. The disclosed impact is our most reasonable estimate at this time based on our understanding of the Tax Act as it applies to our business and may change as more information becomes available.
Our future NOL and deferred tax asset realization depends on sufficient taxable income in the carryforward periods under existing tax laws. Federal NOL carryforwards may be used to offset future taxable income for 20 years. State NOL carryforwards may be used to offset future taxable income for a period of time ranging from 5 to 20 years, depending on the state jurisdiction. At December 31, 2017, we had no remaining un-utilized federal NOL carryforward or federal tax credits. At December 31, 2017, we had tax benefits for state NOL carryforwards of $1.8 million that begin to expire in 2028.
At December 31, 2017, we have income taxes payable of $7.2 million, which primarily consists of current federal and state tax accruals, net of estimated tax payments. This amount is recorded in Accrued liabilities in the accompanying balance sheet at December 31, 2017.
We conduct business and are subject to tax in the U.S. and several states. With few exceptions, we are no longer subject to U.S. federal, state, or local income tax examinations by taxing authorities for years prior to 2013. We have one state income tax examination covering various years pending resolution at this time.
The tax benefits from NOLs, built-in losses, and tax credits would be materially reduced or potentially eliminated if we experience an “ownership change” as defined under Internal Revenue Code (“IRC”) §382. Based on our analysis performed as of December 31, 2017 we do not believe that we have experienced an ownership change. As a protective measure, our stockholders held a Special Meeting of Stockholders on February 16, 2009 and approved an amendment to our Articles of Incorporation that restricts certain transfers of our common stock. The amendment is intended to help us avoid an unintended ownership change and thereby preserve the value of any tax benefit for future utilization.
On December 18, 2015, Congress passed the Protecting Americans from Tax Hikes ("PATH") Act of 2015 which the President signed into law. The PATH Act extended the availability of the IRC §45L new energy efficient homes credit through the end of 2016. Under ASC 740, the effects of new legislation are recognized in the period that includes the date of enactment, regardless of the retroactive benefit. In accordance with this guidance, we recorded tax effected benefits based on estimates for qualifying new energy efficient homes that we closed in 2015 and 2016. The estimated tax effected benefits as adjusted for actual experience are reflected in our effective tax rate reconciliation as the benefit from federal tax credits. See Note 17 for additional information related to IRC §45L tax credits subsequent to year-end.

NOTE 12 — SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
The following table presents certain supplemental cash flow information (in thousands):

	Years Ended December 31,
	2017	2016	2015
Cash paid during the year for:
Interest, net of interest capitalized	$570	$1,760	$9,915
Income taxes	$85,814	$65,020	$56,186
Non-cash operating activities decrease:
Real estate not owned	$38,864	$—	$4,999
Real estate acquired through notes payable	$11,129	$14,199	$16,371

NOTE 13 — RELATED PARTY TRANSACTIONS
From time to time, in the normal course of business, we have transacted with related or affiliated companies and with certain of our officers and directors. We believe that the terms and fees negotiated for all transactions listed below are no less favorable than those that could be negotiated in arm’s length transactions.
We charter aircraft services from companies that use the private plane of Steven Hilton, our Chairman and CEO, although Mr. Hilton does not have an ownership interest in the companies. Payments made to these companies were approximately $580,000, $711,000 and $695,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

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

	Years Ended December 31,
	2017	2016	2015
Homebuilding revenue (1):
West	$1,437,860	$1,300,906	$1,029,801
Central	904,908	787,849	731,766
East	884,004	940,472	806,515
Consolidated total	3,226,772	3,029,227	2,568,082
Homebuilding segment operating income:
West	129,781	103,801	85,760
Central	92,451	74,253	80,444
East	32,089	48,126	56,141
Total homebuilding segment operating income	254,321	226,180	222,345
Financial services segment profit	22,055	21,902	19,271
Corporate and unallocated costs (2)	(33,510)	(33,863)	(34,903)
Earnings/(loss) from other unconsolidated entities, net	2,101	4,060	(338)
Interest expense	(3,853)	(5,172)	(15,965)
Other income/(expense), net	6,405	4,953	(946)
Net earnings before income taxes	$247,519	$218,060	$189,464

(1)	Homebuilding revenue includes the following land closing revenue, by segment:

	Years Ended December 31,
Land closing revenue:	2017	2016	2015
West	$18,116	$15,608	$2,131
Central	622	8,885	26,448
East	21,259	1,308	7,947
Total	$39,997	$25,801	$36,526

(2)	Balance consists primarily of corporate costs and numerous shared service functions such as finance and treasury that are not allocated to the homebuilding or financial reporting segments.

	At December 31, 2017
	West		Central		East		Financial Services	Corporate and Unallocated		Total
Deposits on real estate under option or contract	$15,557		$21,309		$23,079		$—	$—		$59,945
Real estate	1,174,285		700,460		856,635		—	—		2,731,380
Investments in unconsolidated entities	7,833		6,999		—		—	2,236		17,068
Other assets	58,470	(1)	110,173	(2)	144,681	(3)	1,249	128,292	(4)	442,865
Total assets	$1,256,145		$838,941		$1,024,395		$1,249	$130,528		$3,251,258

(1)	Balance consists primarily of cash and property and equipment.

(2)	Balance consists primarily of development reimbursements from local municipalities and cash.

(3)	Balance consists primarily of real estate not owned, cash and goodwill (see Note 9).

(4)	Balance consists primarily of cash and our deferred tax asset.

	At December 31, 2016
	West		Central		East		Financial Services	Corporate and Unallocated		Total
Deposits on real estate under option or contract	$25,863		$27,669		$32,024		$—	$—		$85,556
Real estate	1,120,038		595,485		706,540		—	—		2,422,063
Investments in unconsolidated entities	7,362		7,450		—		—	2,285		17,097
Other assets	45,624	(1)	94,299	(2)	93,245	(3)	812	129,995	(4)	363,975
Total assets	$1,198,887		$724,903		$831,809		$812	$132,280		$2,888,691

(1)	Balance consists primarily of cash and property and equipment.

(2)	Balance consists primarily of development reimbursements from local municipalities and cash.

(3)	Balance consists primarily of goodwill (see Note 9), prepaid permits and fees to local municipalities and cash.

(4)	Balance consists primarily of cash and our deferred tax asset.

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

Lease Agreements
We lease office facilities, model homes and equipment under various operating lease agreements. Approximate future minimum lease payments for non-cancellable operating leases as of December 31, 2017, are as follows (in thousands):

Years Ended December 31,
2018	$7,062
2019	6,405
2020	5,900
2021	5,027
2022	4,100
Thereafter	5,478
$33,972
Rent expense was $9.7 million, $7.8 million and $6.6 million in 2017, 2016 and 2015, respectively, and is included within general and administrative expense or in commissions and other sales costs on our consolidated statements of operations. Sublease income was $0.7 million, $0.6 million and $0.5 million in 2017, 2016 and 2015, respectively. Sublease income is included within other income/(expense), net on our consolidated statements of operations.
See Note 1 for information related to our warranty obligations.

NOTE 16 — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Quarterly results for the years ended December 31, 2017 and 2016 follow (in thousands, except per share amounts):

	First	Second	Third	Fourth
2017
Total closing revenue	$672,772	$801,978	$805,597	$946,425
Total closing gross profit	$109,763	$140,910	$144,601	$171,225
Earnings before income taxes	$36,769	$63,205	$63,455	$84,090
Net earnings	$23,572	$41,580	$42,550	$35,553
Per Share Data:
Basic earnings per share (1)	$0.59	$1.03	$1.06	$0.88
Diluted earnings per share (1)	$0.56	$0.98	$1.02	$0.87
2016
Total closing revenue	$597,766	$797,896	$752,857	$880,708
Total closing gross profit	$103,796	$138,104	$131,874	$157,438
Earnings before income taxes	$28,885	$59,036	$53,802	$76,337
Net earnings	$20,969	$39,878	$36,887	$51,807
Per Share Data:
Basic earnings per share (1)	$0.53	$1.00	$0.92	$1.29
Diluted earnings per share (1)	$0.50	$0.95	$0.88	$1.22

(1)	Due to the computation of earnings per share, the sum of the quarterly amounts may not equal the full-year results.

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

NOTE 17 — SUBSEQUENT EVENTS

Credit Facility

On June 13, 2014, Meritage Homes entered into an amended and restated Credit Facility. Since that time, the Credit Facility has been amended from time to time to, among other things, increase the aggregate commitment to $625.0 million, consisting of $565 million of Class A commitments maturing in July 2021 and $60.0 million of Class B commitments maturing in July 2019. On January 25, 2018, the sole Class B commitment lender assigned all of its rights and obligations under the Credit Facility to another lender. Subsequent to such assignment, the new lender converted the entire $60.0 million Class B commitment to a Class A commitment. As a result, the entire $625.0 million aggregate commitment now matures in July 2021.

Joint Venture Litigation
Since 2010, we have been involved in various legal proceedings regarding a Nevada based land acquisition and development joint venture known as South Edge, LLC relating to a Henderson, Nevada project known as Inspirada. In February 2018, we received $4.8 million to settle and conclude our legal claims against certain members of that venture.

Income Taxes
On February 9, 2018, the President signed the Bipartisan Budget Act of 2018 which included a retroactive extension of the IRC §45L new energy efficient homes credit, which had previously expired in 2016. This extension provision provides for a single year extension tax credit for homes sold in 2017 that meet the qualification criteria. These energy tax credits have provided us a significant benefit and reduced our effective income tax rate in prior years when they were available. Under ASC 740, the effects of these tax credits will be recorded in 2018, based on the date of enactment, regardless of the retroactive treatment.

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
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the foregoing evaluation that occurred during our fiscal quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Also, projections of any evaluation of internal control effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with internal control policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2017. The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by Deloitte & Touche LLP, an independent registered accounting firm, as stated in their attestation report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Meritage Homes Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Meritage Homes Corporation and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated February 12, 2018, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona
February 12, 2018

Item 9B.	Other Information

None
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Except as set forth herein, information required in response to this item is incorporated by reference from the information contained in our 2018 Proxy Statement (which will be filed with the Securities and Exchange Commission no later than 120 days following the Company’s fiscal year end (the "2018 Proxy Statement")). The information required by Item 10 regarding our executive officers appears in Part I, Item 1 of this Annual Report as permitted by General Instruction G(3).

Item 11.	Executive Compensation
Information required in response to this item is incorporated by reference to our 2018 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required in response to this item is incorporated by reference to our 2018 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Information required in response to this item is incorporated by reference to our 2018 Proxy Statement.

Item 14.	Principal Accountant Fees and Services
Information required in response to this item is incorporated by reference to our 2018 Proxy Statement.

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

(b)	Exhibits

Exhibit Number	Description	Page or Method of Filing
2.1	Agreement and Plan of Reorganization, dated as of September 13, 1996, by and among Homeplex, the Monterey Merging Companies and the Monterey Stockholders P	Incorporated by reference to Appendix A of Form S-4 Registration Statement No. 333-15937.

3.1	Restated Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3 of Form 8-K dated June 20, 2002.

3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated September 15, 2004.

3.1.2	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Proxy Statement for the 2006 Annual Meeting of Stockholders.

3.1.3	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix B of Proxy Statement for the 2008 Annual Meeting of Stockholders.

3.1.4	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Definitive Proxy Statement filed with the Securities and Exchange Commission on January 9, 2009.

3.2	Amended and Restated Bylaws of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated May 10, 2017.

4.1	Form of Specimen of Common Stock Certificate	Incorporated by reference to Exhibit 4.1 of Form 10-K for the year ended December 31, 2007.

4.2	Indenture, dated April 13, 2010 (re 7.15% Senior Notes due 2020)	Incorporated by reference to Exhibit 4.1 of Form 8-K dated April 13, 2010

4.2.1	First Supplemental Indenture (re 7.15% Senior Notes due 2020)	Incorporated by reference to Exhibit 4.2 of Form 10-Q for the quarter ended March 31, 2011).

4.2.2	Second Supplemental Indenture (re 7.15% Senior Notes due 2020)	Incorporated by reference to Exhibit 4.4.2 of Form 10-K for the year ended December 31, 2011.

4.2.3	Third Supplemental Indenture (re 7.15% Senior Notes due 2020)	Incorporated by reference to Exhibit 4.5 of Form 10-Q for the quarterly period ended March 31, 2012

4.2.4
Agreement of Resignation, Appointment and Acceptance, dated as of September 27, 2012, by and among Meritage Homes Corporation, Wells Fargo Bank, National Association and HSBC Bank USA, National Association (re 7.15% Senior Notes due 2020)
Incorporated by reference to Exhibit 4.1 of Form 8-K filed on October 1, 2012

4.2.5	Fourth Supplemental Indenture (re 7.15% Senior Notes due 2020)	Incorporated by reference to Exhibit 4.3.4 of Form S-4 Registration Statement No. 333-187457

4.2.6	Fifth Supplemental Indenture (re 7.15% Senior Notes due 2020)	Incorporated by reference to Exhibit 4.4 of Form 10-Q for the quarter ended September 30, 2013

Exhibit Number	Description	Page or Method of Filing
4.2.7	Sixth Supplemental Indenture (re 7.15% Senior Notes due 2020)	Incorporated by reference to Exhibit 4.2.7 of Form S-4 Registration Statement No. 333-192730

4.2.8	Sixth Supplemental Indenture (re 7.15% Senior Notes due 2020)	Incorporated by reference to Exhibit 4.3 of Form 10-Q for the quarter ended June 30, 2014

4.2.9	Seventh Supplemental Indenture (re 7.15% Senior Notes due 2020)	Incorporated by reference to Exhibit 4.4 of Form 10-Q for the quarter ended June 30, 2014

4.2.10	Eighth Supplemental Indenture (re 7.15% Senior Notes due 2020)	Incorporated by reference to Exhibit 4.2.10 of Form 10-K for the year ended December 31, 2014

4.3	Indenture dated April 10, 2012 (re 7.00% Senior Notes due 2022)	Incorporated by reference to Exhibit 4.1 of Form 8-K dated April 10, 2012

4.3.1	First Supplemental Indenture (re 7.00% Senior Notes due 2022)	Incorporated by reference to Exhibit 4.4.1 of Form S-4 Registration Statement No. 333-187457

4.3.2	Second Supplemental Indenture (re 7.00% Senior Notes due 2022)	Incorporated by reference to Exhibit 4.2 of Form 10-Q for the quarter ended September 30, 2013

4.3.3	Third Supplemental Indenture (re 7.00% Senior Notes due 2022)	Incorporated by reference to Exhibit 4.5 of Form 10-Q for the quarter ended June 30, 2014

4.3.4	Fourth Supplemental Indenture (re 7.00% Senior Notes due 2022)	Incorporated by reference to Exhibit 4.6 of Form 10-Q for the quarter ended June 30, 2014

4.3.5	Fifth Supplemental Indenture (re 7.00% Senior Notes due 2022)	Incorporated by reference to Exhibit 4.3.5 of Form 10-K for the year ended December 31, 2014

4.4	Indenture, dated as of September 18, 2012	Incorporated by reference to Exhibit 4.1 of Form 8-K dated September 12, 2012

4.4.1	Supplemental Indenture No. 1, dated as of September 18, 2012 (re 1.875% Convertible Senior Notes due 2032) and form of 1.875% Convertible Senior Notes due 2032	Incorporated by reference to Exhibit 4.2 of Form 8-K filed on September 18, 2012

4.4.2	Supplemental Indenture No. 2 (re 1.875% Convertible Senior Notes due 2032)	Incorporated by reference to Exhibit 4.3 of Form 10-Q for the quarter ended September 30, 2013

4.4.3	Supplemental Indenture No. 3 (re 1.875% Convertible Senior Notes due 2032)	Incorporated by reference to Exhibit 4.7 of Form 10-Q for the quarter ended June 30, 2014

4.4.4	Supplemental Indenture No. 4 (re 1.875% Convertible Senior Notes due 2032)	Incorporated by reference to Exhibit 4.8 of Form 10-Q for the quarter ended June 30, 2014

4.4.5	Supplemental Indenture No. 5 (re 1.875% Convertible Senior Notes due 2032)	Incorporated by reference to Exhibit 4.4.5 of Form 10-K for the year ended December 31, 2014

4.5	Indenture, dated March 13, 2013 re 4.50% Senior Notes due 2018, and Form of 4.50% Senior Note	Incorporated by reference to Exhibit 4.1 of Form 8-K dated March 13, 2013

4.5.1	First Supplemental Indenture (re 4.50% Senior Notes due 2018)	Incorporated by reference to Exhibit 4.1 of Form 10-Q for the quarter ended September 30, 2013

4.5.2	Second Supplemental Indenture (re 4.50% Senior Notes due 2018)	Incorporated by reference to Exhibit 4.1 of Form 10-Q for the quarter ended June 30, 2014

Exhibit Number	Description	Page or Method of Filing
4.5.3	Third Supplemental Indenture (re 4.50% Senior Notes due 2018)	Incorporated by reference to Exhibit 4.2 of Form 10-Q for the quarter ended June 30, 2014

4.5.4	Fourth Supplemental Indenture (re 4.50% Senior Notes due 2018)	Incorporated by reference to Exhibit 4.5.4 of Form 10-K for the year ended December 31, 2014

4.6	Indenture dated June 2, 2015 (re 6.00% Senior Notes due 2025)	Incorporated by reference to Exhibit 4.1 of Form 8-K dated June 2, 2015

4.7	Indenture, dated June 6, 2017 (re 5.125% Senior Notes due 2027) and form of 5.125% Senior Note	Incorporated by reference to Exhibit 4.1 of Form 8-K dated June 6, 2017

10.1	2006 Executive Management Incentive Plan *	Incorporated by reference to Appendix B of the Proxy Statement for the 2014 Annual Meeting of Stockholders

10.2	Meritage Homes Corporation Amended and Restated 2006 Stock Incentive Plan, as amended *	Incorporated by reference to Appendix A of the Proxy Statement for the 2014 Annual Meeting of Stockholders

10.2.1	Amendment to the Meritage Homes Corporation Amended and Restated 2006 Stock Incentive Plan *	Incorporated by reference to Appendix of the Proxy Statement for the 2016 Annual Meeting of Stockholders

10.2.2	Representative Form of Restricted Stock Agreement *	Incorporated by reference to Exhibit 4.9 of Form S-8 Registration Statement No. 333-166991

10.2.3	Representative Form of Restricted Stock Agreement (2006 Plan; Executive Officer) *	Incorporated by reference to Exhibit 4.9.1 of Form S-8 Registration Statement No. 333-166991

10.2.4	Representative Form of Restricted Stock Agreement (2006 Plan; Non-Employee Director) *	Incorporated by reference to Exhibit 4.9.2 of Form S-8 Registration Statement No. 333-166991

10.2.5	Representative Form of Non-Qualified Stock Option Agreement (2006 Plan) *	Incorporated by reference to Exhibit 4.10 of Form S-8 Registration Statement No. 333-166991

10.2.6	Representative Form of Incentive Stock Option Agreement (2006 Plan) *	Incorporated by reference to Exhibit 4.4 of Form S-8 Registration Statement No. 333-134637

10.2.7	Representative Form of Stock Appreciation Rights Agreement (2006 Plan) *	Incorporated by reference to Exhibit 4.5 of Form S-8 Registration Statement No. 333-134637

10.2.8	Representative Form of Performance Share Award Agreement *	Incorporated by reference to Exhibit 10.9 of Form 8-K dated March 28, 2014

10.2.9	Representative Form of Restricted Stock Unit Agreement *	Incorporated by reference to Exhibit 10.10 of Form 8-K dated March 28, 2014

10.3	Fifth Amendment and Restated Employment Agreement between the Company and Steven J. Hilton *	Incorporated by reference to Exhibit 10.1 of Form 8-K dated February 14, 2017

10.3.1	Third Amended and Restated Change of Control Agreement between the Company and Steven J. Hilton *	Incorporated by reference to Exhibit 10.5 of Form 8-K dated January 19, 2010.

10.3.2	Second Amendment to Third Amended and Restated Change of Control Agreement for Steven J. Hilton *	Incorporated by reference to Exhibit 10.5 of Form 8-K dated March 28, 2014

10.4	Third Amended and Restated Employment Agreement between the Company and C. Timothy White *	Incorporated by reference to Exhibit 10.2 of Form 8-K dated February 14, 2017

10.4.1	Amended and Restated Change of Control Agreement between the Company and C. Timothy White *	Incorporated by reference to Exhibit 10.7 of Form 8-K dated January 19, 2010

10.4.2	Second Amendment to Third Amended and Restated Change of Control Agreement between the Company and C. Timothy White *	Incorporated by reference to Exhibit 10.7 of Form 8-K dated March 28, 2014

Exhibit Number	Description	Page or Method of Filing
10.5	Employment Agreement between the Company and Philippe Lord *	Incorporated by reference to Exhibit 10.3 of Form 8-K dated February 14, 2017

10.5.1	Amendment to Phillippe Lord Employment Agreement*	Incorporated by reference to Exhibit 10.1 of Form 8-K dated May 15, 2017

10.6	Employment Agreement between the Company and Hilla Sferruzza *	Incorporated by reference to Exhibit 10.4 of Form 8-K dated February 14, 2017

10.7	Employment Agreement between the Company and Javier Feliciano *	Incorporated by reference to Exhibit 10.5 of Form 8-K dated February 14, 2017

10.8	Meritage Homes Corporation Nonqualified Deferred Compensation Plan *	Incorporated by reference to Exhibit 10.1 of Form 8-K dated June 6, 2013

10.9	Form of Meritage Homes Corporation Executive Severance Plan *	Incorporation by reference to Exhibit 10.6 of Form 8-K dated February 14, 2017

10.10	Amended and Restated Credit Agreement, dated as of June 13, 2014	Incorporated by reference to Exhibit 10.1 of Form 8-K dated June 13, 2014

10.10.1	First Amendment to Amended and Restated Credit Agreement	Incorporated by reference to Exhibit 10.1 of Form 8-K dated July 9, 2015

10.10.2	Second Amendment to Amended and Restated Credit Agreement	Incorporation by reference to Exhibit 10.1 of Form 8-K dated June 29, 2016

10.10.3	Third Amendment to Amended and Restated Credit Agreement	Incorporated by reference to Exhibit 10.1 of Form 8-K dated May 31, 2017

21	List of Subsidiaries	Filed herewith.

23.1	Consent of Deloitte & Touche LLP	Filed herewith.

24	Powers of Attorney	See Signature Page.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Steven J. Hilton, Chief Executive Officer	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Hilla Sferruzza, Chief Financial Officer	Filed herewith.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith.

101
The following financial statements from Meritage Homes Corporation Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 12, 2018, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Stockholders’ Equity and (v) the Notes to Consolidated Financial Statements.

*	Indicates a management contract or compensation plan.

Item 16.	Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 12th day of February 2018.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ STEVEN J. HILTON	Chairman and Chief Executive Officer	February 12, 2018
Steven J. Hilton

/s/ HILLA SFERRUZZA	Chief Financial Officer and Chief Accounting Officer (Duly Authorized Officer and Principal Financial Officer)	February 12, 2018
Hilla Sferruzza

/s/ PETER L. AX	Director	February 12, 2018
Peter L. Ax

/s/ RAYMOND OPPEL	Director	February 12, 2018
Raymond Oppel

/s/ ROBERT G. SARVER	Director	February 12, 2018
Robert G. Sarver

/s/ RICHARD T. BURKE, SR.	Director	February 12, 2018
Richard T. Burke, Sr.

/s/ GERALD W. HADDOCK	Director	February 12, 2018
Gerald W. Haddock

/s/ DANA BRADFORD	Director	February 12, 2018
Dana Bradford

/s/ MICHAEL R. ODELL	Director	February 12, 2018
Michael R. Odell

/s/ DEB HENRETTA	Director	February 12, 2018
Deb Henretta