Form 10-Q
period 2018-03-31
Meritage Homes CORP
filed 2018-04-30
CIK 833079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

Common shares outstanding as of April 26, 2018: 40,643,513

MERITAGE HOMES CORPORATION
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2018

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31, 2018	December 31, 2017
Assets
Cash and cash equivalents	$172,552	$170,746
Other receivables	74,380	79,317
Real estate	2,802,798	2,731,380
Real estate not owned	38,864	38,864
Deposits on real estate under option or contract	52,539	59,945
Investments in unconsolidated entities	16,441	17,068
Property and equipment, net	49,761	33,631
Deferred tax asset	35,269	35,162
Prepaids, other assets and goodwill	84,560	85,145
Total assets	$3,327,164	$3,251,258
Liabilities
Accounts payable	$140,557	$140,516
Accrued liabilities	181,188	181,076
Home sale deposits	33,761	34,059
Liabilities related to real estate not owned	34,978	34,978
Loans payable and other borrowings	16,854	17,354
Senior notes, net	1,294,494	1,266,450
Total liabilities	1,701,832	1,674,433
Stockholders’ Equity
Preferred stock, par value $0.01. Authorized 10,000,000 shares; none issued and outstanding at March 31, 2018 and December 31, 2017	—	—
Common stock, par value $0.01. Authorized 125,000,000 shares; issued 40,632,316 and 40,330,741 shares at March 31, 2018 and December 31, 2017, respectively	406	403
Additional paid-in capital	589,791	584,578
Retained earnings	1,035,135	991,844
Total stockholders’ equity	1,625,332	1,576,825
Total liabilities and stockholders’ equity	$3,327,164	$3,251,258
See accompanying notes to unaudited consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2018	2017
Homebuilding:
Home closing revenue	$728,532	$660,617
Land closing revenue	14,032	12,155
Total closing revenue	742,564	672,772
Cost of home closings	(604,202)	(553,349)
Cost of land closings	(15,242)	(9,660)
Total cost of closings	(619,444)	(563,009)
Home closing gross profit	124,330	107,268
Land closing gross (loss)/profit	(1,210)	2,495
Total closing gross profit	123,120	109,763
Financial Services:
Revenue	3,048	2,944
Expense	(1,484)	(1,379)
Earnings from financial services unconsolidated entities and other, net	2,656	2,725
Financial services profit	4,220	4,290
Commissions and other sales costs	(52,752)	(48,320)
General and administrative expenses	(30,893)	(29,622)
(Loss)/earnings from other unconsolidated entities, net	(46)	373
Interest expense	(136)	(825)
Other income, net	5,371	1,110
Earnings before income taxes	48,884	36,769
Provision for income taxes	(5,010)	(13,197)
Net earnings	$43,874	$23,572
Earnings per common share:
Basic	$1.08	$0.59
Diluted	$1.07	$0.56
Weighted average number of shares:
Basic	40,488	40,178
Diluted	41,140	42,808
See accompanying notes to unaudited consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net earnings	$43,874	$23,572
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	5,866	3,670
Stock-based compensation	5,209	3,295
Equity in earnings from unconsolidated entities	(2,610)	(3,098)
Distributions of earnings from unconsolidated entities	3,244	3,280
Other	2,301	(18)
Changes in assets and liabilities:
Increase in real estate	(87,732)	(89,222)
Decrease in deposits on real estate under option or contract	7,406	5,532
Decrease/(increase) in other receivables, prepaids and other assets	5,426	(20,162)
Decrease in accounts payable and accrued liabilities	(15)	(16,064)
(Decrease)/increase in home sale deposits	(298)	4,449
Net cash used in operating activities	(17,329)	(84,766)
Cash flows from investing activities:
Investments in unconsolidated entities	—	(10)
Purchases of property and equipment	(6,383)	(3,238)
Proceeds from sales of property and equipment	30	49
Maturities/sales of investments and securities	1,018	1,226
Payments to purchase investments and securities	(1,018)	(1,226)
Net cash used in investing activities	(6,353)	(3,199)
Cash flows from financing activities:
Proceeds from Credit Facility, net	—	45,000
Repayment of loans payable and other borrowings	(2,197)	(3,048)
Repayment of senior notes	(175,000)	—
Proceeds from issuance of senior notes	206,000	—
Payment of debt issuance costs	(3,315)	—
Net cash provided by financing activities	25,488	41,952
Net increase/(decrease) in cash and cash equivalents	1,806	(46,013)
Cash and cash equivalents, beginning of period	170,746	131,702
Cash and cash equivalents, end of period	$172,552	$85,689
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
Our homebuilding and marketing activities are conducted under the name of Meritage Homes in each of our homebuilding markets. In limited cases, we also offer luxury homes under the brand name of Monterey Homes in some markets. At March 31, 2018, we were actively selling homes in 253 communities, with base prices ranging from approximately $175,000 to $1,402,000.
Basis of Presentation. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2017. The consolidated financial statements include the accounts of Meritage Homes Corporation and those of our consolidated subsidiaries, partnerships and other entities in which we have a controlling financial interest, and of variable interest entities (see Note 3) in which we are deemed the primary beneficiary (collectively, “us”, “we”, “our” and “the Company”). Intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting only of normal recurring entries), necessary for the fair presentation of our results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for the full year.
Cash and Cash Equivalents. Liquid investments with an initial maturity of three months or less are classified as cash equivalents. Amounts in transit from title companies or closing agents for home closings of approximately $68.9 million and $107.1 million are included in cash and cash equivalents at March 31, 2018 and December 31, 2017, respectively.

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

Deposits. Deposits paid for land options and purchase contracts are recorded and classified as Deposits on real estate under option or contract until the related land is purchased. Deposits are reclassified as a component of real estate inventory at the time the deposit is applied to the acquisition price of the lots based on the terms of the underlying agreements. To the extent they are non-refundable, deposits are charged to expense if the land acquisition contract is terminated or no longer considered probable. Since our acquisition contracts typically do not require specific performance, we do not consider such contracts to be contractual obligations to purchase the land and our total exposure under such contracts is limited to the loss of the non-refundable deposits and any ancillary capitalized costs. Our deposits on real estate under option or contract were $52.5 million and $59.9 million as of March 31, 2018 and December 31, 2017, respectively.

Goodwill. In accordance with ASC 350, Intangibles, Goodwill and Other ("ASC 350"), we analyze goodwill on an annual basis (or whenever indication of impairment exists) through a qualitative assessment to determine whether it is necessary to perform a goodwill impairment test. ASC 350 states that an entity may first assess qualitative factors to determine whether it is necessary to perform a goodwill impairment test. Such qualitative factors include: (1) macroeconomic conditions, such as a deterioration in general economic conditions, (2) industry and market considerations such as deterioration in the environment in which the entity operates, (3) cost factors such as increases in raw materials and labor costs, and (4) overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings. If the qualitative analysis determines that additional impairment testing is required, impairment testing in accordance with ASC 350 would be initiated. We continually evaluate our qualitative inputs to assess whether events and circumstances have occurred that indicate the goodwill balance may not be recoverable.

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

The table below outlines our surety bond and letter of credit obligations (in thousands):

	As of
	March 31, 2018		December 31, 2017
	Outstanding	Estimated work remaining to complete	Outstanding	Estimated work remaining to complete
Sureties:
Sureties related to owned projects and lots under contract	$316,905	$139,025	$296,387	$120,320
Total Sureties	$316,905	$139,025	$296,387	$120,320
Letters of Credit (“LOCs”):
LOCs for land development	91,607	N/A	70,922	N/A
LOCs for general corporate operations	3,750	N/A	3,750	N/A
Total LOCs	$95,357	N/A	$74,672	N/A

Accrued Liabilities. Accrued liabilities at March 31, 2018 and December 31, 2017 consisted of the following (in thousands):

	As of
	March 31, 2018	December 31, 2017
Accruals related to real estate development and construction activities	$56,537	$53,522
Payroll and other benefits	31,313	58,186
Accrued interest	34,370	15,369
Accrued taxes	18,959	14,067
Warranty reserves	23,812	23,328
Other accruals	16,197	16,604
Total	$181,188	$181,076

Revenue Recognition. In accordance with ASC 606 Revenue from Contracts with Customers, we apply the following steps in determining the timing and amount of revenue to recognize: (1) identify the contract with our customer; (2) identify the performance obligation(s) in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract, if applicable; and (5) recognize revenue when (or as) we satisfy the performance obligation. The performance obligation and subsequent revenue recognition for our three sources of revenue are outlined below:

•
Revenue from closings of residential real estate is recognized when closings have occurred, the buyer has made the required minimum down payment, obtained necessary financing, the risks and rewards of ownership are transferred to the buyer, and we have no continuing involvement with the property, which is generally upon the close of escrow. Revenue is reported net of any discounts and incentives.

•
Revenue from land sales is recognized when a significant down payment is received, title passes and collectability of the receivable is reasonably assured, and we have no continuing involvement with the property, which is generally upon the close of escrow.

•	Revenue from financial services is recognized when closings have occurred and all financial services have been rendered, which is generally upon the close of escrow.
Revenue expected to be recognized in any future year related to remaining performance obligations (if any) and contract liabilities expected to be recognized as revenue, excluding revenue pertaining to contracts that have an original expected duration of one year or less, is not material. Our three sources of revenue are disaggregated by type in the accompanying unaudited consolidated income statements.

Warranty Reserves. We provide home purchasers with limited warranties against certain building defects and we have certain obligations related to those post-construction warranties for closed homes. The specific terms and conditions of these limited warranties vary by state, but overall the nature of the warranties include a complete workmanship and materials warranty typically during the first one to two years after the close of the home and a structural warranty that typically extends up to 10 years subsequent to the close of the home. With the assistance of an actuary, we have estimated the reserves for the structural warranty based on the number of homes still under warranty and historical data and trends for our communities. We also use industry data with respect to similar product types and geographic areas in markets where our experience is incomplete to draw a meaningful conclusion. We regularly review our warranty reserves and adjust them, as necessary, to reflect changes in trends as information becomes available. Included in the warranty reserve balances at March 31, 2018 and December 31, 2017 reflected in the table below are case-specific reserves for three warranty matters related to (1) alleged stucco defects in Florida; (2) a potentially faulty solar component provided in various locations by a bankrupt manufacturer; and (3) a possible foundation design matter affecting a single community in Texas.

A summary of changes in our warranty reserves follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Balance, beginning of period	$23,328	$22,660
Additions to reserve from new home deliveries	3,407	3,815
Warranty claims	(2,923)	(3,998)
Adjustments to pre-existing reserves	—	—
Balance, end of period	$23,812	$22,477
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

Recent Accounting Pronouncements.
In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-04, Intangibles - Goodwill and Other (Topic 350), Simplifying the Accounting for Goodwill Impairment ("ASU 2017-04"), which simplifies the accounting for goodwill impairments by eliminating the second step of the goodwill impairment test. Under the new guidance, an impairment loss will reflect the amount by which the carrying amount of a reporting unit exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for us beginning January 1, 2020, with early adoption permitted. We have elected to early adopt ASU 2017-04 effective January 1, 2018 and it did not have a material impact on our financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, ("ASU 2016-15"). ASU 2016-15 adds and clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows, reducing the existing diversity in practice that has resulted from the lack of consistent principles on this topic. ASU 2016-15 was effective for us beginning January 1, 2018. A retrospective transition method was required on adoption did not have a material impact on our statement of cash flows.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"), which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets. ASU 2016-02 will be effective for us beginning January 1, 2019. ASU 2016-02 requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. We are currently evaluating the impact adopting this guidance will have on our financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), (“ASU 2014-09”). ASU 2014-09 requires entities to recognize revenue that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We adopted ASU 2014-09 on January 1, 2018 using a modified retrospective method.
The adoption of ASU 2014-09 did not have an impact on the amount or timing of our homebuilding revenues, although forfeited customer deposits, typically an immaterial amount on an annual basis, that were previously included in Other income, net are reported as Home closing revenue in our consolidated statements of operations effective January 1, 2018. Additionally, as a result of the adoption of ASU 2014-09, there was an immaterial adjustment to our opening balance of Retained earnings with respect to the timing of expenses resulting from ceasing the capitalization of certain selling costs we incur as part of the selling process. The majority of these previously capitalized costs were allocated to either Real estate or Property and Equipment, net on our opening 2018 consolidated balance sheet, with an immaterial amount recognized as a cumulative effect adjustment to the opening balance of retained earnings.
As of and for the three months ended March 31, 2018 the adoption of ASU 2014-09 did not have a material impact on our balance sheet, net earnings, stockholders' equity or our statement of cash flows. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.
NOTE 2 — REAL ESTATE AND CAPITALIZED INTEREST
Real estate consists of the following (in thousands):

	As of
	March 31, 2018	December 31, 2017
Homes under contract under construction (1)	$668,579	$566,474
Unsold homes, completed and under construction (1)	499,998	516,577
Model homes (1)	138,848	142,026
Finished home sites and home sites under development (2)	1,495,373	1,506,303
Total	$2,802,798	$2,731,380

(1)	Includes the allocated land and land development costs associated with each lot for these homes.

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

Subject to sufficient qualifying assets, we capitalize our development period interest costs incurred in connection with our real estate development and construction activities. Capitalized interest is allocated to active real estate when incurred and charged to cost of closings when the related property is delivered. A summary of our capitalized interest is as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Capitalized interest, beginning of period	$78,564	$68,196
Interest incurred	20,869	17,895
Interest expensed	(136)	(825)
Interest amortized to cost of home and land closings	(17,469)	(14,381)
Capitalized interest, end of period	$81,828	$70,885

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
The table below presents a summary of our lots under option at March 31, 2018 (dollars in thousands):

	Projected Number of Lots	Purchase Price	Option/ Earnest Money Deposits–Cash
Purchase and option contracts recorded on balance sheet as Real estate not owned	228	$38,864	$3,886
Option contracts — non-refundable deposits, committed (1)	2,971	217,204	25,533
Purchase contracts — non-refundable deposits, committed (1)	6,475	263,419	24,194
Purchase and option contracts —refundable deposits, committed	318	12,059	734
Total committed	9,992	531,546	54,347
Purchase and option contracts — refundable deposits, uncommitted (2)	7,628	193,388	2,078
Total lots under contract or option	17,620	$724,934	$56,425
Total purchase and option contracts not recorded on balance sheet (3)	17,392	$686,070	$52,539	(4)

(1)	Deposits are non-refundable except if certain contractual conditions are not performed by the selling party.

(2)	Deposits are refundable at our sole discretion. We have not completed our acquisition evaluation process and we have not internally committed to purchase these lots.

(3)	Except for our specific performance contracts recorded on our balance sheet as Real estate not owned, none of our option agreements require us to purchase lots.

(4)	Amount is reflected on our consolidated balance sheet in Deposits on real estate under option or contract as of March 31, 2018.
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

NOTE 4 - INVESTMENTS IN UNCONSOLIDATED ENTITIES
We may enter into land development joint ventures as a means of accessing larger parcels of land, expanding our market opportunities, managing our risk profile and leveraging our capital base. While purchasing land through a joint venture can be beneficial, currently we do not view joint ventures as critical to the success of our homebuilding operations. Based on the structure of each joint venture, it may or may not be consolidated into our results. Our joint venture partners are generally other homebuilders, land sellers or other real estate investors. We generally do not have a controlling interest in these ventures, which means our joint venture partners could cause the venture to take actions we disagree with, or fail to take actions we believe should be undertaken, including the sale of the underlying property to repay debt or recoup all or part of the partners' investments. As of March 31, 2018, we had three active equity-method land ventures.
As of March 31, 2018, we also participated in one mortgage joint venture, which is engaged in mortgage activities and provides services to both our homebuyers as well as other buyers. Our investment in this mortgage joint venture as of March 31, 2018 and December 31, 2017 was $1.7 million and $2.2 million, respectively.
Summarized condensed combined financial information related to unconsolidated joint ventures that are accounted for using the equity method was as follows (in thousands):

	As of
	March 31, 2018	December 31, 2017
Assets:
Cash	$7,415	$8,942
Real estate	56,373	55,552
Other assets	3,446	4,323
Total assets	$67,234	$68,817
Liabilities and equity:
Accounts payable and other liabilities	$5,700	$7,516
Notes and mortgages payable	25,799	25,194
Equity of:
Meritage (1)	14,475	14,521
Other	21,260	21,586
Total liabilities and equity	$67,234	$68,817

	Three Months Ended March 31,
	2018	2017
Revenue	$7,332	$7,599
Costs and expenses	(3,935)	(4,480)
Net earnings of unconsolidated entities	$3,397	$3,119
Meritage’s share of pre-tax earnings (1) (2)	$2,610	$3,182

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

(2)
Our share of pre-tax earnings is recorded in Earnings from financial services unconsolidated entities and other, net and (Loss)/earnings from other unconsolidated entities, net on our unaudited consolidated income statements and excludes joint venture profit related to lots we purchased from the joint ventures, if any. Such profit is deferred until homes are delivered by us and title passes to a homebuyer.

Our total investment in all of these joint ventures is $16.4 million and $17.1 million as of March 31, 2018 and December 31, 2017, respectively. We believe these ventures are in compliance with their respective debt agreements, if applicable, and such debt is non-recourse to us.
NOTE 5 — LOANS PAYABLE AND OTHER BORROWINGS
Loans payable and other borrowings consist of the following (in thousands):

	As of
	March 31, 2018	December 31, 2017
Other borrowings, real estate notes payable (1)	$16,854	$17,354
$625 million unsecured revolving credit facility with interest approximating LIBOR (approximately 1.88% at March 31, 2018) plus 1.75% or Prime (4.75% at March 31, 2018) plus 0.75%	—	—
Total	$16,854	$17,354

(1)	Reflects balance of non-recourse notes payable in connection with land purchases, with interest rates ranging from 0% to 8%.
The Company entered into an amended and restated unsecured revolving credit facility ("Credit Facility") in 2014. The Credit Facility has been amended from time to time to, among other things, increase the aggregate commitment to $625.0 million, initially consisting of $565 million of Class A commitments maturing in July 2021 and $60.0 million of Class B commitments maturing in July 2019. In January 2018, the sole Class B commitment lender assigned all of its rights and obligations under the Credit Facility to another lender. Subsequent to such assignment, the new lender converted the entire $60.0 million Class B commitment to a Class A commitment. As a result, the entire $625.0 million aggregate commitment now matures in July 2021. The Credit Facility has an accordion feature that permits the size of the facility to increase to a maximum of $725.0 million. Borrowings under the Credit Facility are unsecured but availability is subject to, among other things, a borrowing base. The Credit Facility also contains certain financial covenants, including (a) a minimum tangible net worth requirement of $987.4 million (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings), and (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 60%. In addition, we are required to maintain either (i) an interest coverage ratio (EBITDA to interest expense, as defined therein) of at least 1.50 to 1.00 or (ii) liquidity (as defined therein) of an amount not less than our consolidated interest incurred during the trailing 12 months.
We had no outstanding borrowings under the Credit Facility as of March 31, 2018 and December 31, 2017. During the three months ended March 31, 2018, we had $285.0 million in gross borrowings and repayments. During the three months ended March 31, 2017, we had $160.0 million of gross borrowings and $115.0 million of repayments. As of March 31, 2018, we had outstanding letters of credit issued under the Credit Facility totaling $95.4 million, leaving $529.6 million available under the Credit Facility to be drawn.

NOTE 6 — SENIOR NOTES, NET
Senior notes, net consist of the following (in thousands):

	As of
	March 31, 2018	December 31, 2017
4.50% senior notes due 2018	$—	$175,000
7.15% senior notes due 2020. At March 31, 2018 and December 31, 2017 there was approximately $1,138 and $1,280 in net unamortized premium, respectively.	301,138	301,280
7.00% senior notes due 2022	300,000	300,000
6.00% senior notes due 2025. At March 31, 2018 there was approximately $5,932 in net unamortized premium. (1)	405,932	200,000
5.125% senior notes due 2027	300,000	300,000
Net debt issuance costs	(12,576)	(9,830)
Total	$1,294,494	$1,266,450

(1)	The $200.0 million 6.00% Senior Notes due 2025 outstanding at December 31, 2017 were issued at par and had no unamortized premium.
In March 2018, the Company completed an offering of $200.0 million aggregate principal amount of 6.00% Senior Notes due 2025 (the "Additional Notes"). The Additional Notes were issued as an add-on to the existing $200.0 million of 6.00% Senior Notes due 2025 that were issued in June 2015 which resulted in a combined $400.0 million aggregate principal amount of 6.00% Senior Notes due 2025 outstanding as of March 31, 2018. The Additional Notes were issued at a premium of 103% of the principal amount and the net proceeds were used to repay outstanding borrowings under the Credit Facility, which included borrowings used for the redemption of the Company's $175.0 million of 4.50% Senior Notes that were due to mature on March 1, 2018.
The indentures for all of our senior notes contain covenants including, among others, limitations on the amount of secured debt we may incur, and limitations on sale and leaseback transactions and mergers. We believe we are in compliance with all such covenants as of March 31, 2018.
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

Financial Instruments: The fair value of our fixed-rate debt is derived from quoted market prices by independent dealers (level 2 inputs as per the discussion above) and is as follows (in thousands):

	As of
	March 31, 2018		December 31, 2017
	Aggregate Principal	Estimated Fair Value	Aggregate Principal	Estimated Fair Value
4.50% senior notes	N/A	N/A	$175,000	$175,228
7.15% senior notes	$300,000	$316,500	$300,000	$326,250
7.00% senior notes	$300,000	$327,750	$300,000	$337,500
6.00% senior notes	$400,000	$410,080	$200,000	$214,000
5.125% senior notes	$300,000	$283,500	$300,000	$305,250
Due to the short-term nature of other financial assets and liabilities, including our Loans payable and other borrowings, we consider the carrying amounts of our other short-term financial instruments to approximate fair value.
NOTE 8 — EARNINGS PER SHARE
Basic and diluted earnings per common share were calculated as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2018	2017
Basic weighted average number of shares outstanding	40,488	40,178
Effect of dilutive securities:
Convertible debt (1)	—	2,176
Unvested restricted stock	652	454
Diluted average shares outstanding	41,140	42,808
Net earnings as reported	$43,874	$23,572
Interest attributable to Convertible Notes, net of income taxes (1)	—	387
Net earnings for diluted earnings per share	$43,874	$23,959
Basic earnings per share	$1.08	$0.59
Diluted earnings per share (1)	$1.07	$0.56
Antidilutive stock not included in the calculation of diluted earnings per share	1	14

(1)
In accordance with ASC 260-10, Earnings Per Share, ("ASC 260-10") we calculate the dilutive effect of convertible securities using the "if-converted" method based on the number of days our Convertible Notes were outstanding during the period. All of the Convertible Notes were retired in the second half of 2017.

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
A summary of the carrying amount of goodwill follows (in thousands):

	West	Central	East	Financial Services	Corporate	Total
Balance at December 31, 2017	$—	$—	$32,962	$—	$—	$32,962
Additions	—	—	—	—	—	—
Impairments	—	—	—	—	—	—
Balance at March 31, 2018	$—	$—	$32,962	$—	$—	$32,962
NOTE 10 — STOCKHOLDERS’ EQUITY

A summary of changes in stockholders’ equity is presented below (in thousands):

	Three Months Ended March 31, 2018
	(In thousands)
	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2017	40,331	$403	$584,578	$991,844	$1,576,825
Adoption of ASU 2014-09 (1)	—	—	—	(583)	(583)
Net earnings	—	—	—	43,874	43,874
Exercise/vesting of stock-based awards	301	3	(3)	—	—
Stock-based compensation expense	—	—	5,216	—	5,216
Balance at March 31, 2018	40,632	$406	$589,791	$1,035,135	$1,625,332

(1)	Refer to Note 1 for additional information related to the adoption of ASU 2014-09.

	Three Months Ended March 31, 2017
	(In thousands)
	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2016	40,031	$400	$572,506	$848,589	$1,421,495
Net earnings	—	—	—	23,572	23,572
Exercise/vesting of stock-based awards	283	3	(3)	—	—
Excess income tax benefit from stock-based awards	—	—	—	—	—
Stock-based compensation expense	—	—	3,298	—	3,298
Balance at March 31, 2017	40,314	$403	$575,801	$872,161	$1,448,365

NOTE 11 — STOCK BASED AND DEFERRED COMPENSATION
We have a stock-based compensation plan, the Amended and Restated 2006 Stock Incentive Plan (the “Plan”), that was adopted in 2006 and has been amended or restated from time to time. The Plan was approved by our stockholders and is administered by our Board of Directors. The provisions of the Plan allow for the grant of stock appreciation rights, restricted stock awards, restricted stock units, performance share awards and performance-based awards in addition to non-qualified and incentive stock options. The Plan authorizes awards to officers, key employees, non-employee directors and consultants for up to 5,350,000 shares of common stock, of which 605,183 shares remain available for grant at March 31, 2018. The available shares include shares from expired, terminated or forfeited awards under prior plans that have since expired and are thus available for grant under the Plan. We believe that such awards provide a means of performance-based compensation to attract and retain qualified employees and better align the interests of our employees with those of our stockholders. Non-vested stock awards are usually granted with a five-year ratable vesting period for employees and with a three-year cliff vesting for both non-vested stock and performance-based awards granted to certain senior executive officers and non-employee directors.

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

	Three Months Ended March 31,
	2018	2017
Stock-based compensation expense	$5,209	$3,295
Non-vested shares granted	306,164	416,500
Performance-based non-vested shares granted	157,637	154,120
Restricted stock awards vested (includes performance-based awards)	301,575	283,574

The following table includes additional information regarding our Plan (dollars in thousands):

	As of
	March 31, 2018	December 31, 2017
Unrecognized stock-based compensation cost	$26,696	$18,439
Weighted average years expense recognition period	2.97	2.48
Total equity awards outstanding (1)	1,377,061	1,269,657

(1)	Includes unvested restricted stock, performance-based awards (at target level) and restricted stock units.

We also offer a non-qualified deferred compensation plan ("deferred compensation plan") to highly compensated employees in order to allow them additional pre-tax income deferrals above and beyond the limits that qualified plans, such as 401(k) plans, impose on highly compensated employees. We do not currently offer a contribution match on the deferred compensation plan. All contributions to the plan to date have been funded by the employees and, therefore, we have no associated expense related to the deferred compensation plan for the three months ended March 31, 2018 or 2017, other than minor administrative costs.

NOTE 12 — INCOME TAXES
Components of the income tax provision are as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Federal	$2,946	$11,573
State	2,064	1,624
Total	$5,010	$13,197

The effective tax rate for the three months ended March 31, 2018 and March 31, 2017 was 10.2% and 35.9%, respectively. The lower 2018 effective tax rate reflects both the lower corporate tax rates as a result of the Tax Cuts and Jobs Act of 2017 (the "Tax Act") passed in December 2017 and was additionally impacted by the President signing the Bipartisan Budget Act of 2018 in February 2018, which included a retroactive extension of the Internal Revenue Code ("IRC") §45L new energy efficient homes credit that had previously expired in 2016. This extension provision provides for a single year extension of energy tax credits for homes sold in 2017 that meet the qualification criteria. Under ASC 740, the effects of these tax credits were recorded in 2018, based on the date of enactment, regardless of the retroactive treatment. Our tax rate for 2017 does not include energy credits, but was favorably impacted by the homebuilding manufacturing deduction, which was eliminated for 2018 under the Tax Act. We anticipate that with the completion of our 2017 income tax returns, future guidance and additional information and interpretations with respect to the Tax Act will cause us to further adjust the provisional amounts recorded as of December 31, 2017. In accordance with SEC Staff Accounting Bulletin No. 118, we will record such adjustments in the period that relevant guidance or additional information becomes available and our analysis is completed.
At March 31, 2018 and December 31, 2017, we have no unrecognized tax benefits. We believe that our current income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change. Our policy is to accrue interest and penalties on unrecognized tax benefits and include them in federal income tax expense.
We determine our deferred tax assets and liabilities in accordance with ASC 740-10, Income Taxes. We evaluate our deferred tax assets, including the benefit from net operating losses ("NOLs"), by jurisdiction to determine if a valuation allowance is required. Companies must assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. This assessment considers, among other matters, the nature, frequency and severity of cumulative losses, forecasts of future profitability, the length of statutory carry forward periods, experiences with operating losses and experiences of utilizing tax credit carry forwards and tax planning alternatives. We have no valuation allowance on our deferred tax assets and NOL carryovers at March 31, 2018.
At March 31, 2018, we had no remaining federal NOL carry forward or un-utilized federal tax credits. At March 31, 2018, and December 31, 2017 we had tax benefits for state NOL carry forwards of $1.8 million, net of federal benefit, that begin to expire in 2028.
At March 31, 2018, we have income taxes payable of $12.2 million, which primarily consists of current federal and state tax accruals, net of estimated tax payments and tax credits. This amount is recorded in Accrued liabilities on the accompanying unaudited balance sheet at March 31, 2018.
We conduct business and are subject to tax in the U.S. and several states. With few exceptions, we are no longer subject to U.S. federal, state, or local income tax examinations by taxing authorities for years prior to 2013. We have one state income tax examination of multiple years under audit at this time and do not expect it to have a material outcome.
The tax benefits from NOLs, built-in losses, and tax credits would be materially reduced or potentially eliminated if we experience an “ownership change” as defined under IRC §382. Based on our analysis performed as of March 31, 2018 we do not believe that we have experienced an ownership change. As a protective measure, our stockholders held a Special Meeting of Stockholders on February 16, 2009 and approved an amendment to our Articles of Incorporation that restricts certain transfers of our common stock. The amendment is intended to help us avoid an unintended ownership change and thereby preserve the value of any tax benefit for future utilization.

NOTE 13 — SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
The following table presents certain supplemental cash flow information (in thousands):

	Three Months Ended March 31,
	2018	2017
Interest capitalized, net	$(15,961)	$(10,930)
Income taxes paid	$—	$10,485
Non-cash operating activities:
Real estate not owned increase	$—	$9,987
Real estate acquired through notes payable	$1,697	$1,673
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
The following segment information is in thousands:

	Three Months Ended March 31,
	2018	2017
Homebuilding revenue (1):
West	$317,228	$311,804
Central	191,870	174,831
East	233,466	186,137
Consolidated total	$742,564	$672,772
Homebuilding segment operating income:
West	$21,121	$24,012
Central	14,267	13,890
East	11,359	2,436
Total homebuilding segment operating income	46,747	40,338
Financial services segment profit	4,220	4,290
Corporate and unallocated costs (2)	(7,272)	(8,517)
(Loss)/earnings from other unconsolidated entities, net	(46)	373
Interest expense	(136)	(825)
Other income, net (3)	5,371	1,110
Net earnings before income taxes	$48,884	$36,769

(1)	Homebuilding revenue includes the following land closing revenue, by segment, as outlined in the table below:

	Three Months Ended March 31,
	2018	2017
Land closing revenue:
West	$12,455	$11,800
Central	125	122
East	1,452	233
Total	$14,032	$12,155

(2)	Balance consists primarily of corporate costs and numerous shared service functions such as finance and treasury that are not allocated to the homebuilding or financial services reporting segments.

(3)	For the three months ended March 31, 2018, Other income, net includes a favorable $4.8 million legal settlement from long-standing litigation related to a previous joint venture in Nevada.

	At March 31, 2018
	West		Central		East		Financial Services	Corporate and Unallocated		Total
Deposits on real estate under option or contract	$12,528		$17,135		$22,876		$—	$—		$52,539
Real estate	1,205,253		730,016		867,529		—	—		2,802,798
Investments in unconsolidated entities	7,785		7,000		—		—	1,656		16,441
Other assets	60,672	(1)	97,937	(2)	129,879	(3)	1,141	165,757	(4)	455,386
Total assets	$1,286,238		$852,088		$1,020,284		$1,141	$167,413		$3,327,164

(1)	Balance consists primarily of cash and property and equipment.

(2)	Balance consists primarily of development reimbursements from local municipalities and cash.

(3)	Balance consists primarily of real estate not owned, goodwill (see Note 9) and cash.

(4)	Balance consists primarily of cash and our deferred tax asset.

	At December 31, 2017
	West		Central		East		Financial Services	Corporate and Unallocated		Total
Deposits on real estate under option or contract	$15,557		$21,309		$23,079		$—	$—		$59,945
Real estate	1,174,285		700,460		856,635		—	—		2,731,380
Investments in unconsolidated entities	7,833		6,999		—		—	2,236		17,068
Other assets	58,470	(1)	110,173	(2)	144,681	(3)	1,249	128,292	(4)	442,865
Total assets	$1,256,145		$838,941		$1,024,395		$1,249	$130,528		$3,251,258

(1)	Balance consists primarily of cash and property and equipment.

(2)	Balance consists primarily of development reimbursements from local municipalities and cash.

(3)	Balance consists primarily of real estate not owned, cash, and goodwill (see Note 9).

(4)	Balance consists primarily of cash and our deferred tax asset.

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
The words “believe,” “expect,” “anticipate,” “forecast,” “plan,” “intend,” "may," "will," "should," "could," “estimate,” “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. All statements we make other than statements of historical fact are forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements in this Quarterly Report include: statements concerning trends and economic factors in the homebuilding industry in general, and our markets and results specifically; our operating strategy and initiatives, including our strategy to expand the number of communities that target the first-time buyer segment; demand and pricing trends in the short-term throughout our geographies; that we may opportunistically repurchase our debt and equity securities; the benefits of our land acquisition strategy and structures, including the use and the benefits of option contracts and joint ventures; that we expect to redeploy cash generated from operations to acquire and develop lot positions; our expectation that existing guarantees, letters of credit and performance and surety bonds will not be drawn on; the adequacy of our insurance coverage and warranty reserves; the expected outcome of legal proceedings we are involved in and the sufficiency of our reserves relating thereto; the sufficiency of our liquidity and capital resources to support our business strategy; our ability and willingness to acquire land under option or contract; our strategy and trends and expectations concerning sales prices, sales pace, closings, orders, cancellations, material and labor costs for land development and home construction, gross margins, gross profit, revenues, net earnings, operating leverage, backlog, land prices, changes in and location of active communities, and the amount, type and timing of new community openings; seasonality; our future cash needs; that we may seek to raise additional debt and equity capital; and our intentions regarding the payment of dividends and the use of derivative contracts; our perceptions about the importance of joint ventures to our business; and the impact of changes in interest rates.
Important factors that could cause actual results to differ materially from those in forward-looking statements, and that could negatively affect our business include, but are not limited to, the following: the availability and cost of finished lots and undeveloped land; shortages in the availability and cost of labor; changes in interest rates and the availability and pricing of residential mortgages; changes in tax laws that adversely impact us or our homebuyers; inflation in the cost of materials used to develop communities and construct homes; the success of strategic initiatives; the ability of our potential buyers to sell their existing homes; cancellation rates; the adverse effect of slow absorption rates; a disruption or pause in the growth of first-time homebuyers; competition; impairments of our real estate inventory; a change to the feasibility of projects under option or contract that could result in the write-down or write-off of earnest money or option deposits; our potential exposure to and impacts from natural disasters or severe weather conditions; home warranty and construction defect claims; failures in health and safety performance; our success in prevailing on contested tax positions; our ability to obtain performance and surety bonds in connection with our development work; the loss of key personnel; failure to comply with laws and regulations; our limited geographic diversification; fluctuations in quarterly operating results; our level of indebtedness; our ability to obtain financing if our credit ratings are downgraded; our ability to successfully integrate acquired companies and achieve anticipated benefits from these acquisitions; our compliance with government regulations; the effect of legislative and other governmental actions, orders, policies or initiatives that impact housing, labor availability, construction, mortgage availability, our access to capital, the cost of capital or the economy in general, or other initiatives that seek to restrain growth of new housing construction or similar measures; legislation relating to energy and climate change; the replication of our energy-efficient technologies by our competitors; our exposure to information technology failures and security breaches; negative publicity that affects our reputation; and other factors identified in documents filed by the Company with the Securities and Exchange Commission, including those set forth in our Form 10-K for the year ended December 31, 2017 under the caption "Risk Factors," which can be found on our website.
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
The strength the housing market experienced throughout 2017 continued into the first three months of 2018 as a solid economy assisted by steady job creation and wage growth and a historically low level of existing home supply muted concerns from recent interest hikes and stock market volatility. We believe that these factors will continue to create a positive demand environment for our sector, particularly among the first-time homebuyer segment where lower-priced homes still offer affordable solutions even as interest rates gradually rise.
The desire for new homes continues to be healthy across most of our markets, especially for our LiVE.NOW communities that target the first-time or move-down homebuyers looking for a lower priced product, and who represent a strong presence in the market. We continue to focus on our key strategic initiatives such as home closing gross margin improvement, selling, general and administrative cost control and community count growth that we believe will position us for further growth and improve our bottom line results, while pivoting to increase our focus on the first-time and first move-up buyer. We expect first-time buyers to continue to grow as a percentage of total homebuyers and we have shifted our focus to meet that demand with an increased number of communities that target that segment. Our entry-level product is also attracting move-down buyers with select floor plans and price points that appeal to an age-targeted audience.
Summary Company Results
Our first quarter 2018 results reflected growth in our entry-level business, strong demand in our markets and performance gains from our strategic initiatives. Total home closing revenue was $728.5 million for the three months ended March 31, 2018, an increase of $67.9 million over the corresponding prior year period, due to 144 additional homes closed. The 10.3% increase in home closing revenue and 90-basis-point improvement in home closing gross margin provided $17.1 million in additional home closing gross profit which, combined with a $4.3 million increase in Other income, net and a lower income tax provision, contributed to an 86.1% increase in net income to $43.9 million for the three months ended March 31, 2018 versus $23.6 million in the corresponding 2017 period. First quarter 2018 results reflect a lower provision for income taxes due to a lower effective tax rate of 10.2% versus 35.9% in 2017 as a result of the Tax Act signed into law in December 2017, which resulted in a lower corporate tax rate combined with a cumulative retroactive extension for homes closed in 2017 for energy tax credits.
On a consolidated basis, we experienced year over year growth in closings and orders, both in units and value, for the three months ended March 31, 2018 over the prior year. We ended the first quarter of 2018 with 3,508 homes in backlog, 10.3% higher than 2017 providing a backlog value of $1.5 billion, an 8.4% increase over March 31, 2017. The growth in year-over-year backlog is primarily the result of a 10.4% improvement in orders at March 31, 2018 compared to the prior year.
Company Positioning
We believe that the investments in our new communities, particularly those designed for the first-time homebuyer, and industry-leading innovation in energy-efficient product offerings and automation create a differentiated strategy that has aided us in our growth in the highly competitive new home market.
Our focus includes the following strategic initiatives:

•	Expanding the number of LiVE.NOW® communities that target the growing first-time homebuyer segment;

•	Improving the overall customer experience, most recently through a simplification of the customer selection and purchase process;

•	Improving our home closing gross margin by growing revenue while managing costs, allowing us to better leverage our overhead;

•	Actively acquire and develop land in key markets in order to maintain and grow our lot supply and active community count; and
In order to maintain focus on growing our business, we also remain committed to the following:

•	Increasing orders and order pace through the use of our consumer and market research to build homes that offer our buyers their desired features and amenities;

•	Expanding market share in our smaller markets;

•	Continuing to innovate and promote our energy efficiency program and our M.Connected® Automation Suite to create differentiation for the Meritage brand;

•	Managing construction efficiencies and cost increases through national and regional vendor relationships with a focus on quality construction and warranty management;

•	Generating additional working capital and maintaining adequate liquidity, most recently through a $200 million add-on to our existing $200.0 million of 6.00% Senior Notes due 2025; and

•	Promoting a positive environment for our employees in order to develop and motivate them and to minimize turnover.

Critical Accounting Policies
The accounting policies we deem most critical to us and that involve the most difficult, subjective or complex judgments include revenue recognition, valuation of real estate, goodwill, deferred tax assets and warranty reserves as well as the calculation of compensation cost relating to share-based payments. Other than the adoption of ASU 2014-09, as described in Note 1 in the accompanying unaudited consolidated financial statements, there have been no significant changes to our critical accounting policies during the three months ended March 31, 2018 compared to those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our 2017 Annual Report on Form 10-K.

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

	Three Months Ended March 31,		Quarter over Quarter
	2018	2017	Change $	Change %
Home Closing Revenue
Total
Dollars	$728,532	$660,617	$67,915	10.3%
Homes closed	1,725	1,581	144	9.1%
Average sales price	$422.3	$417.8	$4.5	1.1%
West Region
Arizona
Dollars	$90,996	$100,550	$(9,554)	(9.5)%
Homes closed	275	296	(21)	(7.1)%
Average sales price	$330.9	$339.7	$(8.8)	(2.6)%
California
Dollars	$159,391	$132,094	$27,297	20.7%
Homes closed	231	210	21	10.0%
Average sales price	$690.0	$629.0	$61.0	9.7%
Colorado
Dollars	$54,386	$67,360	$(12,974)	(19.3)%
Homes closed	94	128	(34)	(26.6)%
Average sales price	$578.6	$526.3	$52.3	9.9%
West Region Totals
Dollars	$304,773	$300,004	$4,769	1.6%
Homes closed	600	634	(34)	(5.4)%
Average sales price	$508.0	$473.2	$34.8	7.4%
Central Region - Texas
Central Region Totals
Dollars	$191,745	$174,709	$17,036	9.8%
Homes closed	542	495	47	9.5%
Average sales price	$353.8	$352.9	$0.8	0.2%
East Region
Florida
Dollars	$112,787	$65,574	$47,213	72.0%
Homes closed	260	146	114	78.1%
Average sales price	$433.8	$449.1	$(15.3)	(3.4)%
Georgia
Dollars	$24,973	$20,475	$4,498	22.0%
Homes closed	73	55	18	32.7%
Average sales price	$342.1	$372.3	$(30.2)	(8.1)%
North Carolina
Dollars	$50,673	$56,907	$(6,234)	(11.0)%
Homes closed	128	131	(3)	(2.3)%
Average sales price	$395.9	$434.4	$(38.5)	(8.9)%
South Carolina
Dollars	$22,121	$26,055	$(3,934)	(15.1)%
Homes closed	66	73	(7)	(9.6)%
Average sales price	$335.2	$356.9	$(21.8)	(6.1)%
Tennessee
Dollars	$21,460	$16,893	$4,567	27.0%
Homes closed	56	47	9	19.1%
Average sales price	$383.2	$359.4	$23.8	6.6%
East Region Totals
Dollars	$232,014	$185,904	$46,110	24.8%
Homes closed	583	452	131	29.0%
Average sales price	$398.0	$411.3	$(13.3)	(3.2)%

	Three Months Ended March 31,		Quarter over Quarter
	2018	2017	Change $	Change %
Home Orders (1)
Total
Dollars	$962,796	$892,703	$70,093	7.9%
Homes ordered	2,358	2,135	223	10.4%
Average sales price	$408.3	$418.1	$(9.8)	(2.3)%
West Region
Arizona
Dollars	$153,161	$133,832	$19,329	14.4%
Homes ordered	459	403	56	13.9%
Average sales price	$333.7	$332.1	$1.6	0.5%
California
Dollars	$160,398	$193,758	$(33,360)	(17.2)%
Homes ordered	219	328	(109)	(33.2)%
Average sales price	$732.4	$590.7	$141.7	24.0%
Colorado
Dollars	$97,095	$82,095	$15,000	18.3%
Homes ordered	175	143	32	22.4%
Average sales price	$554.8	$574.1	$(19.3)	(3.4)%
West Region Totals
Dollars	$410,654	$409,685	$969	0.2%
Homes ordered	853	874	(21)	(2.4)%
Average sales price	$481.4	$468.7	$12.7	2.7%
Central Region - Texas
Central Region Totals
Dollars	$279,503	$251,773	$27,730	11.0%
Homes ordered	809	693	116	16.7%
Average sales price	$345.5	$363.3	$(17.8)	(4.9)%
East Region
Florida
Dollars	$112,670	$101,560	$11,110	10.9%
Homes ordered	263	239	24	10.0%
Average sales price	$428.4	$424.9	$3.5	0.8%
Georgia
Dollars	$50,870	$22,402	$28,468	127.1%
Homes ordered	148	69	79	114.5%
Average sales price	$343.7	$324.7	$19.0	5.9%
North Carolina
Dollars	$61,485	$66,332	$(4,847)	(7.3)%
Homes ordered	157	150	7	4.7%
Average sales price	$391.6	$442.2	$(50.6)	(11.4)%
South Carolina
Dollars	$28,674	$25,538	$3,136	12.3%
Homes ordered	80	72	8	11.1%
Average sales price	$358.4	$354.7	$3.7	1.0%
Tennessee
Dollars	$18,940	$15,413	$3,527	22.9%
Homes ordered	48	38	10	26.3%
Average sales price	$394.6	$405.6	$(11.0)	(2.7)%
East Region Totals
Dollars	$272,639	$231,245	$41,394	17.9%
Homes ordered	696	568	128	22.5%
Average sales price	$391.7	$407.1	$(15.4)	(3.8)%

(1)
Home orders for any period represent the aggregate sales price of all homes ordered, net of cancellations. We do not include orders contingent upon the sale of a customer’s existing home as a sales contract until the contingency is removed.

	Three Months Ended March 31,
	2018		2017
	Ending	Average	Ending	Average
Active Communities
Total	253	248.5	256	249.5
West Region
Arizona	37	37.5	42	42.0
California	15	17.5	29	28.5
Colorado	17	14.0	10	10.0
West Region Totals	69	69.0	81	80.5
Central Region - Texas
Central Region Totals	97	94.5	85	82.5
East Region
Florida	28	28.0	32	29.5
Georgia	21	20.0	17	17.0
North Carolina	20	18.5	18	17.5
South Carolina	12	12.5	15	15.0
Tennessee	6	6.0	8	7.5
East Region Totals	87	85.0	90	86.5

	Three Months Ended March 31,
	2018	2017
Cancellation Rates (1)
Total	14%	12%
West Region
Arizona	12%	13%
California	19%	11%
Colorado	8%	12%
West Region Totals	13%	12%
Central Region - Texas
Central Region Totals	16%	13%
East Region
Florida	11%	13%
Georgia	11%	17%
North Carolina	16%	7%
South Carolina	9%	8%
Tennessee	2%	17%
East Region Totals	11%	12%

(1)	Cancellation rates are computed as the number of canceled units for the period divided by the gross sales units for the same period.

	At March 31,		Quarter over Quarter
	2018	2017	Change $	Change %
Order Backlog (1)
Total
Dollars	$1,482,205	$1,367,844	$114,361	8.4%
Homes in backlog	3,508	3,181	327	10.3%
Average sales price	$422.5	$430.0	$(7.5)	(1.7)%
West Region
Arizona
Dollars	$181,979	$194,625	$(12,646)	(6.5)%
Homes in backlog	510	551	(41)	(7.4)%
Average sales price	$356.8	$353.2	$3.6	1.0%
California
Dollars	$223,982	$215,302	$8,680	4.0%
Homes in backlog	306	349	(43)	(12.3)%
Average sales price	$732.0	$616.9	$115.1	18.7%
Colorado
Dollars	$157,602	$168,819	$(11,217)	(6.6)%
Homes in backlog	280	288	(8)	(2.8)%
Average sales price	$562.9	$586.2	$(23.3)	(4.0)%
West Region Totals
Dollars	$563,563	$578,746	$(15,183)	(2.6)%
Homes in backlog	1,096	1,188	(92)	(7.7)%
Average sales price	$514.2	$487.2	$27.0	5.5%
Central Region - Texas
Central Region Totals
Dollars	$470,392	$431,798	$38,594	8.9%
Homes in backlog	1,287	1,129	158	14.0%
Average sales price	$365.5	$382.5	$(17.0)	(4.4)%
East Region
Florida
Dollars	$196,470	$152,440	$44,030	28.9%
Homes in backlog	449	346	103	29.8%
Average sales price	$437.6	$440.6	$(3.0)	(0.7)%
Georgia
Dollars	$76,358	$35,290	$41,068	116.4%
Homes in backlog	226	105	121	115.2%
Average sales price	$337.9	$336.1	$1.8	0.5%
North Carolina
Dollars	$107,578	$96,677	$10,901	11.3%
Homes in backlog	272	212	60	28.3%
Average sales price	$395.5	$456.0	$(60.5)	(13.3)%
South Carolina
Dollars	$42,027	$40,119	$1,908	4.8%
Homes in backlog	113	115	(2)	(1.7)%
Average sales price	$371.9	$348.9	$23.1	6.6%
Tennessee
Dollars	$25,817	$32,774	$(6,957)	(21.2)%
Homes in backlog	65	86	(21)	(24.4)%
Average sales price	$397.2	$381.1	$16.1	4.2%
East Region Totals
Dollars	$448,250	$357,300	$90,950	25.5%
Homes in backlog	1,125	864	261	30.2%
Average sales price	$398.4	$413.5	$(15.1)	(3.7)%

(1)	Our backlog represents net sales that have not closed.

Operating Results

Companywide. Home closing revenue increased by 10.3% to $728.5 million from 1,725 closings for the three months ended March 31, 2018 compared to $660.6 million from 1,581 closings during the same quarter of the prior year, primarily driven by a 9.1% increase in closing volume. Average sales prices on home closings increased only $4,500 compared to the prior year, as price increases in some markets are being offset by a higher percentage of entry-level homes in our closing mix in many markets. Home orders also improved 10.4% to 2,358 homes valued at $962.8 million in the first quarter 2018 as compared to 2,135 homes valued at $892.7 million in the first quarter of 2017. We ended the quarter with 253 actively selling communities, down slightly from March 31, 2017 although 3.7% higher than December 31, 2017. We improved our company-wide orders pace by 10.5% to 9.5 homes ordered per average community in the first quarter of 2018 compared to 8.6 in the comparable 2017 quarter. Orders pace was the primary driver for the increased order volume and units in backlog. We ended the quarter with 3,508 homes in backlog, reflecting a $114.4 million, or 8.4%, increase from 2017 driven entirely by volume as average sales prices are beginning to temper as we shift toward a higher percentage of backlog from entry-level homes.
West. During the first quarter of 2018, the West Region closed 600 homes and generated $304.8 million home closing revenue compared to 634 homes and $300.0 million in the first quarter of 2017. The slight increase in home closing revenue is due to a 7.4% increase in average sales prices, offset by a 5.4% decline in closings. Despite a strong shift to first-time buyers in the Region, the higher average sales price in the first quarter of 2018 is the result of a higher percentage of closings from high priced communities in California and Colorado contributing to the closing mix compared to the prior year. The Region ended the first quarter of 2018 with 853 orders valued at $410.7 million and a 2.7% increase in average sales prices. Orders per average community in the West Region improved by 13.8%, nearly offsetting the 14.3% decline in average community count, resulting in only a 2.4% reduction in orders during the first quarter of 2018 compared to 2017. Strong demand has resulted in many communities selling out faster than anticipated driving the decline in community count and orders. We opened 11 communities throughout the Region in the first quarter of 2018, however most of these communities were opened late in the quarter and only minimally contributed to first quarter 2018 orders. We anticipate opening over 20 new communities in the next two quarters, with over 60% of those targeted toward the first-time homebuyer where we are experiencing particularly strong demand. The Region ended the quarter with 1,096 homes in backlog valued at $563.6 million, 7.7% and 2.6% declines from prior year, respectively, offset slightly by a $27,000 increase in average sales price.
Central. In the first quarter of 2018, the Central Region, made up of our Texas markets, closed 542 homes and generated $191.7 million in home closing revenue, improvements of 9.5% and 9.8%, respectively, leading to year-over-year home closing revenue growth of $17.0 million. Orders grew by 16.7% to a total of 809 units valued at $279.5 million for the first quarter of 2018 as compared to 693 units valued at $251.8 million in the prior year period. We continue to see solid demand trends in the Central Region, evidenced by the rising orders in the first quarter of 2018. The improved order volume is the result of a 14.5% increase in average communities and 2.4% increase in orders pace. We are responding to the entry-level demand in this Region with a strong transition to first-time buyer product offerings, resulting in the marginally decreasing average sales prices year over year on orders and backlog. At March 31, 2018, the Region had 1,287 homes in backlog valued at $470.4 million, 14.0% and 8.9% improvements over prior year, respectively.
East. During the three months ended March 31, 2018, the East Region generated the largest increase in closing volume and revenue compared to the same period in the prior year. The Region contributed 583 closings and $232.0 million in home closing revenue in the first quarter of 2018, improvements of 29.0% and 24.8%, respectively, from the same period in 2017. The increase in closing volume was partially offset with a 3.2%, or $13,300, decrease in average sales price resulting from our strategic shift to product and communities that appeal to the first-time buyer. In the first quarter of 2018, orders pace in the East Region improved by 24.2% which we believe demonstrates the desirability of our updated plan offerings in newer community locations. Simplifying our business and improving our buyers' experiences has been a key strategic focus and we believe our order improvements are reflective of that. Order volume increased by 22.5% compared to the same period in the prior year which led to a 17.9% increase in order value, ending the first quarter of 2018 with 696 units valued at $272.6 million. Backlog units and value improved in the Region by 30.2% and 25.5%, respectively, to end the quarter with 1,125 homes in backlog valued at $448.3 million.
Land Closing Revenue and Gross (Loss)/Profit
From time to time, we may sell certain lots or land parcels to other homebuilders, developers or investors if we feel the sale will provide a greater economic benefit to us than continuing home construction or where we are looking to diversify our land positions in the specific geography. As a result of such sales, we recognized land closing revenue of $14.0 million and $12.2 million for the three months ending March 31, 2018 and 2017, respectively. We recognized a net loss of $1.2 million from the sale of various land parcels in the first quarter of 2018. The net loss was primarily due to the sale of a previously mothballed community in California. The first quarter of 2017 generated a net profit of $2.5 million primarily related to the sale of a single parcel of land in California.

Other Operating Information (dollars in thousands)

	Three Months Ended March 31,
	2018		2017
	Dollars	Percent of Home Closing Revenue	Dollars	Percent of Home Closing Revenue
Home Closing Gross Profit (1)
Total	$124,330	17.1%	$107,268	16.2%

West	$50,205	16.5%	$48,505	16.2%

Central	$36,276	18.9%	$33,276	19.0%

East	$37,849	16.3%	$25,487	13.7%

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

Companywide. Home closing gross margin for the first quarter of 2018 improved 90 basis points over the same prior year period, and combined with higher home closing revenue, resulted in a $17.1 million increase in home closing gross profit. With improved demand and pricing power and the roll-out of new, efficient product in the East region, we have been successful in minimizing the impact of rising land and construction costs and improving our leverage of construction overhead costs on increased revenues.
West. Our West Region reported higher year-over-year home closing gross margin for the first quarter of 2018 of 16.5% compared to 16.2% in 2017. We are making concerted efforts to maximize margins in the Region and have been successful raising average sales prices in certain markets to offset land and labor cost increases. Higher closing volume and simplified product, particularly in markets with a fast paced, entry-level focus, have helped us gain cost efficiencies and leverage construction overhead costs, improving home closing gross margin. Another contributor to the increase in home closing gross margin in the first quarter of 2018 stems from the close out of several low-margin communities that contributed a lower percentage of closings in the first quarter of 2018 compared to the prior year period.
Central. The Central Region produced the highest home closing gross margin in the company during the first quarter of 2018. Home closing gross margin of 18.9% for the first three months of 2018 was nearly consistent with 19.0% in the prior year, the slight decline is attributable to the mix of closings. We were largely successful in maintaining pricing in alignment with labor, construction and land cost increases. We continue to respond to the first-time buyer demand in the Region and anticipate margin improvement as we open communities tailored to this segment that combine a streamlined construction process that enables cost control with the opportunity to leverage overhead costs with increased absorptions.
East. The East Region experienced a 260 basis point improvement in year-over-year home closing gross margin in the three months ended March 31, 2018 of 16.3% versus 13.7% for the same period in 2017. This increase is largely due to the higher volume of closings and associated revenue in the Region that helped leverage construction overhead costs combined with our newly introduced product offerings contributing to our closing volume. We expect home closing gross margin to continue to improve as communities with our new product contribute a higher percentage of our closing mix in the Region. Margins in the first quarter of 2018 were positively impacted 60 basis points from a one-time recovery related to Chinese drywall costs incurred in prior periods. Another contributor to the year-over-year increase is that the first quarter of 2017 was negatively impacted by asset write-offs associated with terminated land purchase contracts with no similar charges in the first quarter of 2018.

Financial Services Profit (in thousands)

	Three Months Ended March 31,
	2018	2017
Financial services profit	$4,220	$4,290
Financial services profit represents the net profit of our financial services operations, including the operating profit generated by our wholly-owned title company, Carefree Title, as well as our portion of earnings from a mortgage joint venture. The profit remained consistent despite a higher closing volume due to a decline in the capture rate of homebuyers by our mortgage joint venture.
Selling, General and Administrative Expenses and Other Expenses ($ in thousands)

	Three Months Ended March 31,
	2018	2017
Commissions and other sales costs
Dollars	$(52,752)	$(48,320)
Percent of home closing revenue	7.2%	7.3%
General and administrative expenses
Dollars	$(30,893)	$(29,622)
Percent of home closing revenue	4.2%	4.5%
(Loss)/earnings from other unconsolidated entities, net
Dollars	$(46)	$373
Interest expense
Dollars	$(136)	$(825)
Other income, net
Dollars	$5,371	$1,110
Provision for income taxes
Dollars	$(5,010)	$(13,197)
Commissions and Other Sales Costs. Commissions and other sales costs are comprised of internal and external commissions and related sales and marketing expenses such as advertising and sales office costs. These costs increased by $4.4 million for the three months ended March 31, 2018 versus 2017 as a result of increased closing volume. As a percentage of home closing revenue, commissions and other sales costs declined by 10 basis points to 7.2% during the three months ended March 31, 2018 as we continue to focus on leveraging these costs with increasing revenue.
General and Administrative Expenses. General and administrative expenses represent corporate and divisional overhead expenses such as salaries and bonuses, occupancy, insurance and travel expenses. For the three months ended March 31, 2018, general and administrative expenses were $30.9 million as compared to $29.6 million for the 2017 period. As a percentage of home closing revenue, these costs decreased 30 basis points for the three month period ending March 31, 2018 to 4.2%. This improved leverage is primarily attributable to the additional closing revenue in 2018 over 2017. We continually strive to optimize overhead leverage through cost control efforts at both the corporate and divisional levels.
(Loss)/Earnings from Other Unconsolidated Entities, Net. Earnings from other unconsolidated entities, net represents our portion of pre-tax earnings/(losses) from non-financial services joint ventures. Included in this amount is both the pass through of earnings/(losses) from the joint ventures' most recently available financial statements as well as any accrued expected earnings/(losses) for the periods presented that might not have been reflected in the joint ventures' financial statements provided to us. The three-month period ended March 31, 2018 reported a slight loss of $46,000 due to general and administrative expenses in a recently formed joint venture compared to earnings of $0.4 million in the respective 2017 period related to land sales recorded in our land joint ventures.
Interest Expense. Interest expense is comprised of interest incurred, but not capitalized, on our senior notes, prior Convertible Notes, other borrowings, and our amended and restated unsecured revolving credit facility ("Credit Facility"). Interest expense decreased year over year in the first quarter to $0.1 million in 2018 compared to $0.8 million in 2017 due to a higher balance of inventory that qualifies for interest capitalization.

Other Income, Net. Other income, net, primarily consists of (i) sublease income, (ii) interest earned on our cash and cash equivalents, and (iii) payments and awards related to legal settlements. Beginning in 2018, forfeited deposits are reflected in Home closing revenue resulting from the adoption of ASU 2014-09. These are reflected as Other income, net in 2017 results. Other income, net was favorably impacted in the first quarter of 2018 as a result of receiving a $4.8 million settlement from long-standing litigation related to a previous joint venture in Nevada.
Income Taxes. Our effective tax rate was 10.2% and 35.9% for the three months ended March 31, 2018 and 2017, respectively. The reduced rate in the first quarter of 2018 was due to lower corporate rates under tax reform and was additionally impacted by the President signing the Bipartisan Budget Act of 2018 in February 2018, which included a retroactive extension of the Internal Revenue Code §45L new energy efficient homes credit, which had previously expired in 2016. This extension provision provides for a single year extension of energy tax credits for homes sold in 2017 that meet the qualification criteria. Under ASC 740, the effects of these tax credits were recorded in 2018, based on the date of enactment, regardless of the retroactive treatment. Our tax rate was favorably impacted in 2017 by the homebuilding manufacturing deduction, which was eliminated under tax reform for 2018.

Liquidity and Capital Resources
Overview
Our principal uses of capital in the first three months of 2018 were acquisition and development of new and strategic lot positions, operating expenses, home construction and the payment of routine liabilities. We used funds generated by operations, our new senior notes, and borrowings under our Credit Facility to meet our short-term working capital requirements and to pay off our maturing senior notes. We remain focused on acquiring desirable land positions, generating increasing margins in our homebuilding operations and maintaining a strong balance sheet to support future needs and growth, while leveraging land options where possible.

Operating Cash Flow Activities

During the three months ended March 31, 2018 and March 31, 2017, net cash used in operations totaled $17.3 million and $84.8 million, respectively. Operating cash flows in 2018 and 2017 benefited from cash generated by net earnings of $43.9 million and $23.6 million, respectively, offset mainly by increases in real estate of $87.7 million and $89.2 million, respectively, reflecting increased land and land development spending.

Investing Cash Flow Activities

During the three months ended March 31, 2018, net cash used in investing activities totaled $6.4 million as compared to $3.2 million for the same period in 2017. Cash used in investing activities in the first three months of 2018 and 2017 is mainly attributable to the purchases of property and equipment of $6.4 million and $3.2 million for the 2018 and 2017 periods, respectively.

Financing Cash Flow Activities

During the three months ended March 31, 2018, net cash provided by financing activities totaled $25.5 million as compared to $42.0 million for the same period in 2017. The net cash provided by financing activities in 2018 is primarily the result of $206.0 million in net proceeds received from our 6.00% bond issuance offset partially by the $175.0 million repayment of our 4.50% senior notes. Our 2017 results were mainly attributable to $45.0 million in proceeds from our Credit Facility partially offset by $3.0 million in payments of loans payable and other borrowings.

Overview of Cash Management

Cash flows for each of our communities depend on their stage of the development cycle, and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, zoning plat and other approvals, community and lot development, and construction of model homes, roads, utilities, landscape and other amenities. Because these costs are a component of our inventory and not recognized in our statement of operations until a home closes, we incur significant cash outlays prior to recognition of earnings. In the later stages of a community, cash inflows may significantly exceed earnings reported for financial statement purposes, as the cash outflow associated with home and land construction was previously incurred. From a liquidity standpoint, we are currently actively acquiring and developing lots in our markets to maintain and grow our lot supply and active community count. We are also using our cash on hand and draws under our Credit Facility, as needed, to fund operations in newer markets. As we have spent the last several years building a pipeline of desirable land positions to position us for growth in an improving homebuilding environment and to replenish a depleted supply of lots, our cash outlays have exceeded our cash generated from operations. We expect future cash needs to begin to moderate and for cash generated from on-going operations to support our expected growth.

During the three months ended March 31, 2018, we closed 1,725 homes, purchased about 2,700 lots for $112.0 million, spent $84.9 million on land development and started construction on 2,112 homes. We primarily purchase undeveloped land or partially-finished lots requiring development dollars in order to bring them to a finished status ready for home construction. We exercise strict controls and believe we have a prudent strategy for Company-wide cash management, including those related to cash outlays for land and inventory acquisition and development. We ended the first quarter of 2018 with $172.6 million of cash and cash equivalents, a $1.8 million increase from December 31, 2017.

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

The Company's Credit Facility has been amended from time to time to, among other things, increase the aggregate commitment to $625.0 million, initially consisting of $565 million of Class A commitments maturing in July 2021 and $60.0 million of Class B commitments maturing in July 2019. In January 2018, the sole Class B commitment lender assigned all of its rights and obligations under the Credit Facility to another lender. Subsequent to such assignment, the new lender converted the entire $60.0 million Class B commitment to a Class A commitment. As a result, the entire $625.0 million aggregate commitment now matures in July 2021. The Credit Facility has an accordion feature that permits the size of the facility to increase to a maximum of $725.0 million. In addition, in March 2018, the Company completed an offering of $200.0 million aggregate principal amount of 6.00% Senior Notes due 2025 (the "Additional Notes"). The Additional Notes were issued as an add-on to the existing $200.0 million of 6.00% Senior Notes due 2025 that were issued in June 2015 which resulted in a combined $400.0 million aggregate principal amount of 6.00% Senior Notes due 2025 outstanding at March 31, 2018. The Additional Notes were issued at a premium of 103% of the principal amount and the net proceeds were used to repay outstanding borrowings under the Credit Facility, which included borrowings used for the redemption of the Company's 4.50% Senior Notes that were due to mature on March 1, 2018. Reference is made to Notes 5 and 6 in the accompanying unaudited consolidated financial statements.

We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. Debt-to-capital and net debt-to-capital are calculated as follows (dollars in thousands):

	As of
	March 31, 2018	December 31, 2017
Notes payable and other borrowings	$1,311,348	$1,283,804
Stockholders’ equity	1,625,332	1,576,825
Total capital	$2,936,680	$2,860,629
Debt-to-capital (1)	44.7%	44.9%
Notes payable and other borrowings	$1,311,348	$1,283,804
Less: cash and cash equivalents	(172,552)	(170,746)
Net debt	1,138,796	1,113,058
Stockholders’ equity	1,625,332	1,576,825
Total net capital	$2,764,128	$2,689,883
Net debt-to-capital (2)	41.2%	41.4%

(1)
Debt-to-capital is computed as senior notes, net and loans payable and other borrowings divided by the aggregate of total senior and convertible senior notes (if applicable), net and loans payable and other borrowings and stockholders' equity.

(2)
Net debt-to-capital is computed as net debt divided by the aggregate of net debt and stockholders' equity. Net debt is total senior notes, net and loans payable and other borrowings, less cash and cash equivalents. The most directly comparable GAAP financial measure is the ratio of debt to total capital. We believe the ratio of net debt-to-capital is a relevant financial measure for investors to understand the leverage employed in our operations and as an indicator of our ability to obtain financing.

Credit Facility Covenants
Borrowings under the Credit Facility are unsecured but availability is subject to, among other things, a borrowing base. The Credit Facility also contains certain financial covenants, including (a) a minimum tangible net worth requirement of $987.4 million (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings), and (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 60%. In addition, we are required to maintain either (i) an interest coverage ratio (EBITDA to interest expense, as defined therein) of at least 1.50 to 1.00 or (ii) liquidity (as defined therein) of an amount not less than our consolidated interest incurred during the trailing 12 months. We were in compliance with all Credit Facility covenants as of March 31, 2018. Our actual financial covenant calculations as of March 31, 2018 are reflected in the table below.

Financial Covenant (dollars in thousands):	Covenant Requirement	Actual
Minimum Tangible Net Worth	> $1,069,186	$1,586,334
Leverage Ratio	< 60%	39%
Interest Coverage Ratio (1)	> 1.50	4.54
Minimum Liquidity (1)	> $82,019	$702,195
Investments other than defined permitted investments	< $475,901	$16,441

(1)	We are required to meet either the Interest Coverage Ratio or Minimum Liquidity, but not both.
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
Our fixed rate debt is made up primarily of $1.3 billion in principal of our senior notes. Except in limited circumstances, we do not have an obligation to prepay our fixed-rate debt prior to maturity and, as a result, interest rate risk and changes in fair value should not have a significant impact on our fixed rate borrowings until we would be required to repay such debt and access the capital markets to issue new debt. Our Credit Facility is subject to interest rate changes as the borrowing rates are based on LIBOR or PRIME (see Note 5 in the accompanying notes to the unaudited consolidated financial statements included in this Form 10-Q).
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
We are involved in various routine legal and regulatory proceedings, including, without limitation, warranty claims and litigation and arbitration proceedings alleging construction defects for which we have approximately $377,000 of total reserves. In general, the proceedings are incidental to our business, and most exposure is subject to and should be covered by warranty and indemnity obligations of our consultants and subcontractors. Additionally, some such claims are also covered by insurance. With respect to the majority of pending litigation matters, our ultimate legal and financial responsibility, if any, cannot be estimated with certainty and, in most cases, any potential losses related to these matters are not considered probable. Historically, most disputes regarding warranty claims are resolved prior to litigation.
As of December 31, 2017, we were involved in a unique personal injury matter originally filed on July 2, 2013 in the Circuit Court of the Ninth Judicial Circuit in Orange County, Florida that was based on a claim of negligent security in one of our communities (Marcela Borges vs. Meritage Homes of Florida, Inc.). This matter went to jury trial in the first quarter of 2018 and and the jury returned a total defense ruling in our favor.
Since 2010, we have been involved in various legal proceedings regarding a Nevada based land acquisition and development joint venture known as South Edge, LLC relating to a Henderson, Nevada project known as Inspirada. In February 2018, we received $4.8 million to settle and conclude our legal claims against certain members of that venture.

We believe there are no pending legal or warranty matters that could have a material adverse impact upon our unaudited consolidated financial condition, results of operations or cash flows that have not been sufficiently reserved.

Item 1A.	Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may eventually prove to materially adversely affect our business, financial condition and/or operating results.

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

Item 6.	Exhibits

Exhibit Number	Description	Page or Method of Filing
3.1	Restated Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3 of Form 8-K dated June 20, 2002

3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated September 15, 2004

3.1.2	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Proxy Statement for the Registrant's 2006 Annual Meeting of Stockholders

3.1.3	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix B of Proxy Statement for the Registrant's 2008 Annual Meeting of Stockholders

3.1.4	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Definitive Proxy Statement filed with the Securities and Exchange Commission on January 9, 2009

3.2	Amended and Restated Bylaws of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated May 10, 2017

10.1	Registration Rights Agreement relating to 6.00% Senior Notes due 2025	Incorporated by reference to Exhibit 10.1 of Form 8-K filed on March 16, 2018

10.2	Steve Hilton - Notice of Additional LTI Opportunity and Additional Restricted Stock Unit Award	Incorporated by reference to Exhibit 10.1 of Form 8-K filed on March 26, 2018

10.3	Tim White - Notice of Approved 2018 Compensation	Incorporated by reference to Exhibit 10.2 of Form 8-K filed on March 26, 2018

10.4	Hilla Sferruzza - Notice of Approved 2018 Compensation	Incorporated by reference to Exhibit 10.3 of Form 8-K filed on March 26, 2018

10.5	Philippe Lord - Notice of Approved 2018 Compensation	Incorporated by reference to Exhibit 10.4 of Form 8-K filed on March 26, 2018

10.6	Javier Feliciano - Notice of Approved 2018 Compensation	Incorporated by reference to Exhibit 10.5 of Form 8-K filed on March 26, 2018

31.1	Rule 13a-14(a)/15d-14(a) Certification of Steven J. Hilton, Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Hilla Sferruzza, Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Furnished herewith

101.0
The following financial statements from the Meritage Homes Corporation Quarterly Report on Form 10-Q for the three and three months ended March 31, 2018 were formatted in XBRL (Extensible Business Reporting Language); (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Income Statements, (iii) Unaudited Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERITAGE HOMES CORPORATION, a Maryland Corporation

By:	/s/ HILLA SFERRUZZA
Hilla Sferruzza Chief Financial Officer and Chief Accounting Officer (Duly Authorized Officer and Principal Financial Officer)

Date:	April 30, 2018

INDEX OF EXHIBITS

3.1	Restated Articles of Incorporation of Meritage Homes Corporation

3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.2	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.3	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.4	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.2	Amended and Restated Bylaws of Meritage Homes Corporation

10.1	Registration Rights Agreement relating to 6.00% Senior Notes due 2025

10.2	Steve Hilton - Notice of Additional LTI Opportunity and Additional Restricted Stock Unit Award

10.3	Tim White - Notice of Approved 2018 Compensation

10.4	Philippe Lord - Notice of Approved 2018 Compensation

10.5	Hilla Sferruzza - Notice of Approved 2018 Compensation

10.6	Javier Feliciano - Notice of Approved 2018 Compensation

31.1	Rule 13a-14(a)/15d-14(a) Certification of Steven J. Hilton, Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Hilla Sferruzza, Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.0
The following financial statements from the Meritage Homes Corporation Quarterly Report on Form 10-Q for the three and three months ended March 31, 2018 were formatted in XBRL (Extensible Business Reporting Language); (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Income Statements, (iii) Unaudited Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Consolidated Financial Statements.