Form 10-Q
period 2018-06-30
Meritage Homes CORP
filed 2018-07-30
CIK 833079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
 Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  ☐
Indicate by a checkmark whether the registrant has submitted electronically every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Common shares outstanding as of July 26, 2018: 40,649,453

MERITAGE HOMES CORPORATION
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2018

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30, 2018	December 31, 2017
Assets
Cash and cash equivalents	$169,426	$170,746
Other receivables	78,395	79,317
Real estate	2,870,047	2,731,380
Real estate not owned	38,864	38,864
Deposits on real estate under option or contract	48,880	59,945
Investments in unconsolidated entities	16,639	17,068
Property and equipment, net	52,122	33,631
Deferred tax asset	36,294	35,162
Prepaids, other assets and goodwill	84,227	85,145
Total assets	$3,394,894	$3,251,258
Liabilities
Accounts payable	$154,819	$140,516
Accrued liabilities	173,770	181,076
Home sale deposits	37,130	34,059
Liabilities related to real estate not owned	34,978	34,978
Loans payable and other borrowings	16,552	17,354
Senior notes, net	1,294,705	1,266,450
Total liabilities	1,711,954	1,674,433
Stockholders’ Equity
Preferred stock, par value $0.01. Authorized 10,000,000 shares; none issued and outstanding at June 30, 2018 and December 31, 2017	—	—
Common stock, par value $0.01. Authorized 125,000,000 shares; issued 40,649,453 and 40,330,741 shares at June 30, 2018 and December 31, 2017, respectively	406	403
Additional paid-in capital	593,561	584,578
Retained earnings	1,088,973	991,844
Total stockholders’ equity	1,682,940	1,576,825
Total liabilities and stockholders’ equity	$3,394,894	$3,251,258
See accompanying notes to unaudited consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Homebuilding:
Home closing revenue	$872,383	$797,780	$1,600,915	$1,458,397
Land closing revenue	5,112	4,198	19,144	16,353
Total closing revenue	877,495	801,978	1,620,059	1,474,750
Cost of home closings	(712,868)	(656,870)	(1,317,070)	(1,210,219)
Cost of land closings	(5,799)	(4,198)	(21,041)	(13,858)
Total cost of closings	(718,667)	(661,068)	(1,338,111)	(1,224,077)
Home closing gross profit	159,515	140,910	283,845	248,178
Land closing gross (loss)/profit	(687)	—	(1,897)	2,495
Total closing gross profit	158,828	140,910	281,948	250,673
Financial Services:
Revenue	3,870	3,649	6,918	6,593
Expense	(1,693)	(1,551)	(3,177)	(2,930)
Earnings from financial services unconsolidated entities and other, net	3,474	3,459	6,130	6,184
Financial services profit	5,651	5,557	9,871	9,847
Commissions and other sales costs	(60,823)	(54,701)	(113,575)	(103,021)
General and administrative expenses	(34,205)	(29,591)	(65,098)	(59,213)
(Loss)/earnings from other unconsolidated entities, net	(156)	570	(202)	943
Interest expense	(44)	(1,620)	(180)	(2,445)
Other income, net	1,934	2,080	7,305	3,190
Earnings before income taxes	71,185	63,205	120,069	99,974
Provision for income taxes	(17,347)	(21,625)	(22,357)	(34,822)
Net earnings	$53,838	$41,580	$97,712	$65,152
Earnings per common share:
Basic	$1.32	$1.03	$2.41	$1.62
Diluted	$1.31	$0.98	$2.37	$1.54
Weighted average number of shares:
Basic	40,647	40,317	40,568	40,248
Diluted	41,164	42,781	41,193	42,836
See accompanying notes to unaudited consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net earnings	$97,712	$65,152
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	12,608	7,872
Stock-based compensation	8,976	5,785
Equity in earnings from unconsolidated entities	(5,978)	(7,127)
Distributions of earnings from unconsolidated entities	6,834	6,712
Other	2,407	10
Changes in assets and liabilities:
Increase in real estate	(155,809)	(211,384)
Decrease in deposits on real estate under option or contract	11,093	9,308
Decrease/(increase) in other receivables, prepaids and other assets	1,634	(9,428)
Increase/(decrease) in accounts payable and accrued liabilities	6,997	(5,497)
Increase in home sale deposits	3,071	7,849
Net cash used in operating activities	(10,455)	(130,748)
Cash flows from investing activities:
Investments in unconsolidated entities	(417)	(408)
Distributions of capital from unconsolidated entities	—	1,250
Purchases of property and equipment	(15,726)	(8,322)
Proceeds from sales of property and equipment	92	86
Maturities/sales of investments and securities	1,065	1,258
Payments to purchase investments and securities	(1,065)	(1,258)
Net cash used in investing activities	(16,051)	(7,394)
Cash flows from financing activities:
Repayment of Credit Facility, net	—	(15,000)
Repayment of loans payable and other borrowings	(2,499)	(5,725)
Repayment of senior notes and senior convertible notes	(175,000)	(52,098)
Proceeds from issuance of senior notes	206,000	300,000
Payment of debt issuance costs	(3,315)	(3,998)
Net cash provided by financing activities	25,186	223,179
Net (decrease)/increase in cash and cash equivalents	(1,320)	85,037
Cash and cash equivalents, beginning of period	170,746	131,702
Cash and cash equivalents, end of period	$169,426	$216,739
See Supplemental Disclosure of Cash Flow Information in Note 13.
See accompanying notes to unaudited consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION
Organization. Meritage Homes is a leading designer and builder of single-family homes. We primarily build in historically high-growth regions of the United States and offer a variety of homes that are designed to appeal to homebuyers primarily focused on first-time and first move-up buyers. We have homebuilding operations in three regions: West, Central and East, which are comprised of nine states: Arizona, California, Colorado, Texas, Florida, Georgia, North Carolina, South Carolina and Tennessee. We also operate a wholly-owned title company, Carefree Title Agency, Inc. ("Carefree Title"). Carefree Title's core business includes title insurance and closing/settlement services we offer to our homebuyers. Through our predecessors, we commenced our homebuilding operations in 1985. Meritage Homes Corporation was incorporated in 1988 in the state of Maryland.
Our homebuilding and marketing activities are conducted under the name of Meritage Homes in each of our homebuilding markets. In limited cases, we also offer luxury homes under the brand name of Monterey Homes in some markets. At June 30, 2018, we were actively selling homes in 253 communities, with base prices ranging from approximately $179,000 to $1,311,000.
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
Cash and Cash Equivalents. Liquid investments with an initial maturity of three months or less are classified as cash equivalents. Amounts in transit from title companies or closing agents for home closings of approximately $56.4 million and $107.1 million are included in cash and cash equivalents at June 30, 2018 and December 31, 2017, respectively.

Real Estate. Real estate is stated at cost unless the asset is determined to be impaired, at which point the inventory is written down to fair value as required by Accounting Standards Codification (“ASC”) 360-10, Property, Plant and Equipment (“ASC 360-10”). Inventory includes the costs of land acquisition, land development, home construction, capitalized interest, real estate taxes, capitalized direct overhead costs incurred during development and home construction that benefit the entire community, less impairments, if any. Land and development costs are typically allocated and transferred to homes under construction when construction begins. Home construction costs are accumulated on a per-home basis, while selling and marketing costs are expensed as incurred. Cost of home closings includes the specific construction costs of the home and all related allocated land acquisition, land development and other common costs (both incurred and estimated to be incurred) that are allocated based upon the total number of homes expected to be closed in each community or phase. Any changes to the estimated total development costs of a community or phase are allocated to the remaining homes in the community or phase. When a home closes, we may have incurred costs for goods and services that have not yet been paid. An accrued liability to capture such obligations is recorded in connection with the home closing and charged directly to Cost of home closings.

We rely on certain estimates to determine our construction and land development costs. Construction and land costs are comprised of direct and allocated costs, including estimated future costs. In determining these costs, we compile project budgets that are based on a variety of assumptions, including future construction schedules and costs to be incurred. It is possible that actual results could differ from budgeted amounts for various reasons, including construction and weather delays, labor or material shortages, increases in costs that have not yet been committed, changes in governmental requirements, or other unanticipated issues encountered during construction and development and other factors beyond our control. To address uncertainty in these budgets, we assess, update and revise project budgets on a regular basis, utilizing the most current information available to estimate construction and land costs.

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

All of our land inventory and related real estate assets are reviewed for recoverability, as our inventory is considered “long-lived” in accordance with GAAP. Impairment charges are recorded to write down an asset to its estimated fair value if the undiscounted cash flows expected to be generated by the asset are lower than its carrying amount. Our determination of fair value is based on projections and estimates. Changes in these expectations may lead to a change in the outcome of our impairment analysis, and actual results may also differ from our assumptions. Such an analysis is conducted if there is an indication of a decline in value of our land and real estate assets. If an impairment of a community is required, the impairment charges are allocated to each lot on a straight-line basis.

Deposits. Deposits paid for land options and purchase contracts are recorded and classified as Deposits on real estate under option or contract until the related land is purchased. Deposits are reclassified as a component of real estate inventory at the time the deposit is applied to the acquisition price of the land based on the terms of the underlying agreements. To the extent they are non-refundable, deposits are charged to expense if the land acquisition contract is terminated or no longer considered probable. Since our acquisition contracts typically do not require specific performance, we do not consider such contracts to be contractual obligations to purchase the land and our total exposure under such contracts is limited to the loss of the non-refundable deposits and any ancillary capitalized costs. Our deposits on real estate under option or contract were $48.9 million and $59.9 million as of June 30, 2018 and December 31, 2017, respectively.

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

The table below outlines our surety bond and letter of credit obligations (in thousands):

	As of
	June 30, 2018		December 31, 2017
	Outstanding	Estimated work remaining to complete	Outstanding	Estimated work remaining to complete
Sureties:
Sureties related to owned projects and lots under contract	$345,297	$160,981	$296,387	$120,320
Total Sureties	$345,297	$160,981	$296,387	$120,320
Letters of Credit (“LOCs”):
LOCs for land development	74,254	N/A	70,922	N/A
LOCs for general corporate operations	3,750	N/A	3,750	N/A
Total LOCs	$78,004	N/A	$74,672	N/A

Accrued Liabilities. Accrued liabilities at June 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	As of
	June 30, 2018	December 31, 2017
Accruals related to real estate development and construction activities	$65,468	$53,522
Payroll and other benefits	39,559	58,186
Accrued interest	13,404	15,369
Accrued taxes	15,218	14,067
Warranty reserves	23,659	23,328
Other accruals	16,462	16,604
Total	$173,770	$181,076

Revenue Recognition. In accordance with ASC 606 Revenue from Contracts with Customers, we apply the following steps in determining the timing and amount of revenue to recognize: (1) identify the contract with our customer; (2) identify the performance obligation(s) in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract, if applicable; and (5) recognize revenue when (or as) we satisfy the performance obligation. The performance obligation and subsequent revenue recognition for our three sources of revenue are outlined below:

•
Revenue from closings of residential real estate is recognized when closings have occurred, the risks and rewards of ownership are transferred to the buyer, and we have no continuing involvement with the property, which is generally upon the close of escrow. Revenue is reported net of any discounts and incentives.

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

Warranty Reserves. We provide home purchasers with limited warranties against certain building defects and we have certain obligations related to those post-construction warranties for closed homes. The specific terms and conditions of these limited warranties vary by state, but overall the nature of the warranties include a complete workmanship and materials warranty typically during the first one to two years after the close of the home and a structural warranty that typically extends up to 10 years subsequent to the close of the home. With the assistance of an actuary, we have estimated the reserves for the structural warranty based on the number of homes still under warranty and historical data and trends for our communities. We also use industry data with respect to similar product types and geographic areas in markets where our experience is incomplete to draw a meaningful conclusion. We regularly review our warranty reserves and adjust them, as necessary, to reflect changes in trends as information becomes available. Included in the warranty reserve balances at June 30, 2018 and December 31, 2017 reflected in the table below are case-specific reserves for three warranty matters related to (1) alleged stucco defects in Florida; (2) a potentially faulty solar component in various locations provided by a bankrupt manufacturer; and (3) a foundation design matter affecting a single community in Texas.

A summary of changes in our warranty reserves follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Balance, beginning of period	$23,812	$22,477	$23,328	$22,660
Additions to reserve from new home deliveries	4,146	4,310	7,553	8,125
Warranty claims	(4,299)	(3,167)	(7,222)	(7,165)
Adjustments to pre-existing reserves	—	—	—	—
Balance, end of period	$23,659	$23,620	$23,659	$23,620
Warranty reserves are included in Accrued liabilities on the accompanying unaudited consolidated balance sheets, and additions and adjustments to the reserves, if any, are included in Cost of home closings within the accompanying unaudited consolidated income statements. These reserves are intended to cover costs associated with our contractual and statutory warranty obligations, which include, among other items, claims involving defective workmanship and materials. We believe that our total reserves, coupled with our contractual relationships and rights with our trade partners and the general liability insurance we maintain, are sufficient to cover our general warranty obligations. However, as unanticipated changes in legal, weather, environmental or other conditions could have an impact on our actual warranty costs, future costs could differ significantly from our estimates.
We have received claims related to stucco installation from homeowners in certain Florida communities and we established reserves to cover our anticipated exposure related to the repairs based on the information available to us as of June 30, 2018. Our review of the stucco related matter is ongoing and our estimate of future costs of repairs is based on our judgment, various assumptions and internal data. Due to the degree of judgment and the potential for variability in our underlying assumptions and data, as we obtain additional information, we may revise our estimate. As of June 30, 2018, after taking into account potential recovery under our general liability insurance policies and potential recoveries from the contractors involved and their insurers, we believe our reserves are sufficient to cover the repairs related to the existing stucco claims.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). ASU 2016-15 adds and clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows, reducing the existing diversity in practice that has resulted from the lack of consistent principles on this topic. ASU 2016-15 was effective for us beginning January 1, 2018. A retrospective transition method was required on adoption and it did not have a material impact on our statement of cash flows.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"), which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases with lease terms of greater than twelve months on their balance sheets. ASU 2016-02 will be effective for us beginning January 1, 2019. ASU 2016-02 requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. We are currently evaluating the impact adopting this guidance will have on our financial statements.

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
As of and for the three and six months ended June 30, 2018 the adoption of ASU 2014-09 did not have a material impact on our balance sheet, net earnings, stockholders' equity or our statement of cash flows. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.
NOTE 2 — REAL ESTATE AND CAPITALIZED INTEREST
Real estate consists of the following (in thousands):

	As of
	June 30, 2018	December 31, 2017
Homes under contract under construction (1)	$715,373	$566,474
Unsold homes, completed and under construction (1)	562,435	516,577
Model homes (1)	138,441	142,026
Finished home sites and home sites under development (2)	1,453,798	1,506,303
Total	$2,870,047	$2,731,380

(1)	Includes the allocated land and land development costs associated with each lot for these homes.

(2)
Includes raw land, land held for development and land held for sale, less impairments, if any. Land held for development primarily reflects land and land development costs related to land where development activity is not currently underway but is expected to begin in the future. For these parcels, we may have chosen not to currently develop certain land holdings as they typically represent a portion or phases of a larger land parcel that we plan to build out over several years. We do not capitalize interest for inactive assets, and all ongoing costs of land ownership (i.e. property taxes, homeowner association dues, etc.) are expensed as incurred.

Subject to sufficient qualifying assets, we capitalize our development period interest costs incurred in connection with our real estate development and construction activities. Capitalized interest is allocated to active real estate when incurred and charged to cost of closings when the related property is delivered. A summary of our capitalized interest is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Capitalized interest, beginning of period	$81,828	$70,885	$78,564	$68,196
Interest incurred	21,374	19,280	42,243	37,175
Interest expensed	(44)	(1,620)	(180)	(2,445)
Interest amortized to cost of home and land closings	(18,715)	(16,218)	(36,184)	(30,599)
Capitalized interest, end of period	$84,443	$72,327	$84,443	$72,327

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
The table below presents a summary of our lots under option at June 30, 2018 (dollars in thousands):

	Projected Number of Lots	Purchase Price	Option/ Earnest Money Deposits–Cash
Purchase and option contracts recorded on balance sheet as Real estate not owned	228	$38,864	$3,886
Option contracts — non-refundable deposits, committed (1)	2,907	219,491	26,432
Purchase contracts — non-refundable deposits, committed (1)	5,854	229,643	18,353
Purchase and option contracts —refundable deposits, committed	866	33,091	1,021
Total committed	9,855	521,089	49,692
Purchase and option contracts — refundable deposits, uncommitted (2)	10,728	271,343	3,074
Total lots under contract or option	20,583	$792,432	$52,766
Total purchase and option contracts not recorded on balance sheet (3)	20,355	$753,568	$48,880	(4)

(1)	Deposits are non-refundable except if certain contractual conditions are not performed by the selling party.

(2)	Deposits are refundable at our sole discretion. We have not completed our acquisition evaluation process and we have not internally committed to purchase these lots.

(3)	Except for our specific performance contracts recorded on our balance sheet as Real estate not owned, none of our purchase or option contracts require us to purchase lots.

(4)	Amount is reflected on our consolidated balance sheet in Deposits on real estate under option or contract as of June 30, 2018.
Generally, our options to purchase lots remain effective so long as we purchase a pre-established minimum number of lots each month or quarter, as determined by the respective agreement. Although the pre-established number is typically structured to approximate our expected rate of home construction starts and sales absorptions, during a weakened homebuilding market, we may purchase lots at an absorption level that exceeds our sales and home starts pace in order to meet the pre-

established minimum number of lots or we will work to restructure our original contract to terms that more accurately reflect our revised orders pace expectations.
NOTE 4 - INVESTMENTS IN UNCONSOLIDATED ENTITIES
We may enter into land development joint ventures as a means of accessing larger parcels of land, expanding our market opportunities, managing our risk profile and leveraging our capital base. While purchasing land through a joint venture can be beneficial, currently we do not view joint ventures as critical to the success of our homebuilding operations. Based on the structure of each joint venture, it may or may not be consolidated into our results. Our joint venture partners are generally other homebuilders, land sellers or other real estate investors. We generally do not have a controlling interest in these ventures, which means our joint venture partners could cause the venture to take actions we disagree with, or fail to take actions we believe should be undertaken, including the sale of the underlying property to repay debt or recoup all or part of the partners' investments. As of June 30, 2018, we had three active equity-method land ventures.
As of June 30, 2018, we also participated in one mortgage joint venture, which is engaged in mortgage activities and provides services to both our homebuyers as well as other buyers. Our investment in this mortgage joint venture as of June 30, 2018 and December 31, 2017 was $1.6 million and $2.2 million, respectively.
Summarized condensed combined financial information related to unconsolidated joint ventures that are accounted for using the equity method was as follows (in thousands):

	As of
	June 30, 2018	December 31, 2017
Assets:
Cash	$8,441	$8,942
Real estate	57,553	55,552
Other assets	3,451	4,323
Total assets	$69,445	$68,817
Liabilities and equity:
Accounts payable and other liabilities	$6,492	$7,516
Notes and mortgages payable	26,572	25,194
Equity of:
Meritage (1)	14,736	14,521
Other	21,645	21,586
Total liabilities and equity	$69,445	$68,817

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$9,982	$13,430	$17,314	$21,029
Costs and expenses	(3,408)	(6,106)	(7,343)	(10,586)
Net earnings of unconsolidated entities	$6,574	$7,324	$9,971	$10,443
Meritage’s share of pre-tax earnings (1) (2)	$3,368	$4,068	$5,978	$7,250

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

Our total investment in all of these joint ventures is $16.6 million and $17.1 million as of June 30, 2018 and December 31, 2017, respectively. We believe these ventures are in compliance with their respective debt agreements, if applicable, and such debt is non-recourse to us.
NOTE 5 — LOANS PAYABLE AND OTHER BORROWINGS
Loans payable and other borrowings consist of the following (in thousands):

	As of
	June 30, 2018	December 31, 2017
Other borrowings, real estate notes payable (1)	$16,552	$17,354
$780 million unsecured revolving credit facility with interest approximating LIBOR (approximately 2.09% at June 30, 2018) plus 1.75% or Prime (5.00% at June 30, 2018) plus 0.75%	—	—
Total	$16,552	$17,354

(1)	Reflects balance of non-recourse notes payable in connection with land purchases, with interest rates ranging from 0% to 8%.
The Company entered into an amended and restated unsecured revolving credit facility ("Credit Facility") in 2014 that has been amended from time to time. In June 2018 the aggregate commitment was increased to $780.0 million, and the maturity date extended to July 2022. The accordion feature was also refreshed permitting the size of the facility to increase to a maximum of $880.0 million. Borrowings under the Credit Facility are unsecured but availability is subject to, among other things, a borrowing base. The Credit Facility also contains certain financial covenants, including (a) a minimum tangible net worth requirement of $1.1 billion (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings), and (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 60%. In addition, we are required to maintain either (i) an interest coverage ratio (EBITDA to interest expense, as defined therein) of at least 1.50 to 1.00 or (ii) liquidity (as defined therein) of an amount not less than our consolidated interest incurred during the trailing 12 months.
We had no outstanding borrowings under the Credit Facility as of June 30, 2018 and December 31, 2017. During the three and six months ended June 30, 2018, we had $285.0 million in gross borrowings and repayments. During the three months ended June 30, 2017 we had $85.0 million of gross borrowings and $145.0 million of repayments. During the six months ended June 30, 2017, we had $245.0 million of gross borrowings and $260.0 million of repayments. As of June 30, 2018, we had outstanding letters of credit issued under the Credit Facility totaling $78.0 million, leaving $702.0 million available under the Credit Facility to be drawn.

NOTE 6 — SENIOR NOTES, NET
Senior notes, net consist of the following (in thousands):

	As of
	June 30, 2018	December 31, 2017
4.50% senior notes due 2018	$—	$175,000
7.15% senior notes due 2020. At June 30, 2018 and December 31, 2017 there was approximately $995 and $1,280 in net unamortized premium, respectively.	300,995	301,280
7.00% senior notes due 2022	300,000	300,000
6.00% senior notes due 2025. At June 30, 2018 there was approximately $5,727 in net unamortized premium. (1)	405,727	200,000
5.125% senior notes due 2027	300,000	300,000
Net debt issuance costs	(12,017)	(9,830)
Total	$1,294,705	$1,266,450

(1)	$200.0 million of the total $400.0 million 6.00% Senior Notes due 2025 outstanding at December 31, 2017 was issued at par and had no unamortized premium.
In March 2018, the Company completed an offering of $200.0 million aggregate principal amount of 6.00% Senior Notes due 2025 (the "Additional Notes"). The Additional Notes were issued as an add-on to the existing $200.0 million of 6.00% Senior Notes due 2025 that were issued in June 2015 which resulted in a combined $400.0 million aggregate principal amount of 6.00% Senior Notes due 2025 outstanding as of June 30, 2018. The Additional Notes were issued at a premium of 103% of the principal amount and the net proceeds were used to repay outstanding borrowings under the Credit Facility, which included borrowings used for the redemption of the Company's $175.0 million of 4.50% Senior Notes that were due to mature on March 1, 2018.
The indentures for all of our senior notes contain covenants including, among others, limitations on the amount of secured debt we may incur, and limitations on sale and leaseback transactions and mergers. We believe we are in compliance with all such covenants as of June 30, 2018.
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

Financial Instruments: The fair value of our fixed-rate debt is derived from quoted market prices by independent dealers (level 2 inputs as per the discussion above) and is as follows (in thousands):

	As of
	June 30, 2018		December 31, 2017
	Aggregate Principal	Estimated Fair Value	Aggregate Principal	Estimated Fair Value
4.50% senior notes	N/A	N/A	$175,000	$175,228
7.15% senior notes	$300,000	$317,250	$300,000	$326,250
7.00% senior notes	$300,000	$323,250	$300,000	$337,500
6.00% senior notes	$400,000	$405,000	$200,000	$214,000
5.125% senior notes	$300,000	$277,500	$300,000	$305,250
Due to the short-term nature of other financial assets and liabilities, including our Loans payable and other borrowings, we consider the carrying amounts of our other short-term financial instruments to approximate fair value.
NOTE 8 — EARNINGS PER SHARE
Basic and diluted earnings per common share were calculated as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Basic weighted average number of shares outstanding	40,647	40,317	40,568	40,248
Effect of dilutive securities:
Convertible debt (1)	—	1,991	—	2,083
Unvested restricted stock	517	473	625	505
Diluted average shares outstanding	41,164	42,781	41,193	42,836
Net earnings as reported	$53,838	$41,580	$97,712	$65,152
Interest attributable to Convertible Notes, net of income taxes (1)	—	354	—	739
Net earnings for diluted earnings per share	$53,838	$41,934	$97,712	$65,891
Basic earnings per share	$1.32	$1.03	$2.41	$1.62
Diluted earnings per share (1)	$1.31	$0.98	$2.37	$1.54
Antidilutive stock not included in the calculation of diluted earnings per share	1	59	1	2

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
A summary of the carrying amount of goodwill follows (in thousands):

	West	Central	East	Financial Services	Corporate	Total
Balance at December 31, 2017	$—	$—	$32,962	$—	$—	$32,962
Additions	—	—	—	—	—	—
Impairments	—	—	—	—	—	—
Balance at June 30, 2018	$—	$—	$32,962	$—	$—	$32,962
NOTE 10 — STOCKHOLDERS’ EQUITY

A summary of changes in stockholders’ equity is presented below (in thousands):

	Six Months Ended June 30, 2018
	(In thousands)
	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2017	40,331	$403	$584,578	$991,844	$1,576,825
Adoption of ASU 2014-09 (1)	—	—	—	(583)	(583)
Net earnings	—	—	—	97,712	97,712
Exercise/vesting of stock-based awards	318	3	(3)	—	—
Stock-based compensation expense	—	—	8,986	—	8,986
Balance at June 30, 2018	40,649	$406	$593,561	$1,088,973	$1,682,940

(1)	Refer to Note 1 for additional information related to the adoption of ASU 2014-09.

	Six Months Ended June 30, 2017
	(In thousands)
	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2016	40,031	$400	$572,506	$848,589	$1,421,495
Net earnings	—	—	—	65,152	65,152
Exercise/vesting of stock-based awards	289	3	(3)	—	—
Stock-based compensation expense	—	—	5,792	—	5,792
Balance at June 30, 2017	40,320	$403	$578,295	$913,741	$1,492,439

NOTE 11 — STOCK BASED AND DEFERRED COMPENSATION
We have two stock-based compensation plans, the Amended and Restated 2006 Stock Incentive Plan (the “2006 Plan”) and the Meritage Homes Corporation 2018 Stock Incentive Plan (the “2018 Plan"), collectively the "Stock Plans". The 2006 Plan was approved by our Board of Directors and adopted in 2006 and has been amended or restated from time to time. The 2018 Plan was approved by our Board of Directors and our stockholders and adopted in May 2018, authorizing 1,250,000 shares for issuance. Both plans are administered by our Board of Directors and allow for the grant of stock appreciation rights, restricted stock awards, restricted stock units, performance share awards and performance-based awards in addition to non-qualified and incentive stock options. The Stock Plans authorize awards to officers, key employees, non-employee directors and consultants. The 2006 Plan authorizes 5,350,000 shares of common stock to be awarded, of which 643,793 shares remain available for grant at June 30, 2018. Upon expiration of the 2006 Plan in May 2019, any available shares from expired, terminated or forfeited awards that remain under the 2006 Plan and prior plans will be available for grant under the 2018 Plan. The 2018 Plan has 1,250,000 shares available for grant at June 30, 2018. We believe that such awards provide a means of performance-based compensation to attract and retain qualified employees and better align the interests of our employees with those of our stockholders. Non-vested stock awards are usually granted with a five-year ratable vesting period for employees and with a three-year cliff vesting for both non-vested stock and performance-based awards granted to certain senior executive officers and non-employee directors.

Compensation cost related to time-based restricted stock awards is measured as of the closing price on the date of grant and is expensed, less forfeitures, on a straight-line basis over the vesting period of the award. Compensation cost related to performance-based restricted stock awards is also measured as of the closing price on the date of grant but is expensed in accordance with ASC 718-10-25-20, Compensation – Stock Compensation ("ASC 718"), which requires an assessment of probability of attainment of the performance target. As our performance targets are dependent on performance over a specified measurement period, once we determine that the performance target outcome is probable, the cumulative expense is recorded immediately with the remaining expense recorded on a straight-line basis through the end of the award vesting period. For the three and six months ended June 30, 2018, stock compensation increased as compared to prior year partially due to a change in the compensation structure for certain executives to all performance-based equity grants. A portion of the performance-based restricted stock awards granted contain market conditions as defined by ASC 718. The guidance in ASC 718 requires that compensation expense for stock awards with market conditions be expensed based on a derived grant date fair value and expensed over the service period. We engage a third party to perform a valuation analysis on the awards containing market conditions and our associated expense with those awards is based on the derived fair value from that analysis and is being expensed straight-line over the service period of the awards. Below is a summary of compensation expense and stock award activity (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stock-based compensation expense	$3,767	$2,490	$8,976	$5,785
Non-vested shares granted	—	—	306,164	416,500
Performance-based non-vested shares granted	—	—	157,637	154,120
Restricted stock awards vested (includes performance-based awards)	17,137	6,190	318,712	289,764
The following table includes additional information regarding our Plan (dollars in thousands):

	As of
	June 30, 2018	December 31, 2017
Unrecognized stock-based compensation cost	$25,155	$18,439
Weighted average years expense recognition period	2.71	2.48
Total equity awards outstanding (1)	1,331,946	1,269,657

(1)	Includes unvested restricted stock, performance-based awards (assuming 100% payout) and restricted stock units.

We also offer a non-qualified deferred compensation plan ("deferred compensation plan") to highly compensated employees in order to allow them additional pre-tax income deferrals above and beyond the limits that qualified plans, such as 401(k) plans, impose on highly compensated employees. We do not currently offer a contribution match on the deferred compensation plan. All contributions to the plan to date have been funded by the employees and, therefore, we have no associated expense related to the deferred compensation plan for the three and six months ended June 30, 2018 or 2017, other than minor administrative costs.
NOTE 12 — INCOME TAXES
Components of the income tax provision are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Federal	$14,425	$19,215	$17,371	$30,788
State	2,922	2,410	4,986	4,034
Total	$17,347	$21,625	$22,357	$34,822

The effective tax rate for the three and six months ended June 30, 2018 was 24.4% and 18.6%, respectively, and for the three and six months ended June 30, 2017 was 34.2% and 34.8%, respectively. The lower 2018 effective tax rates reflect lower corporate tax rates as a result of the Tax Cuts and Jobs Act of 2017 (the "Tax Act") passed in December 2017 and the lower year-to-date rate also reflects the impact from the President signing the Bipartisan Budget Act of 2018 in February 2018, which included a retroactive extension of the Internal Revenue Code ("IRC") §45L new energy efficient homes credit that had previously expired in 2016. This extension provision provides for a single year extension of energy tax credits for homes sold in 2017 that meet the qualification criteria. Under ASC 740, the effects of these tax credits were required to be recorded in 2018, based on the date of enactment, regardless of the retroactive treatment. Our tax rate for 2017 does not include energy credits, but was favorably impacted by the homebuilding manufacturing deduction, which was eliminated for 2018 under the Tax Act. We anticipate that with the completion of our 2017 income tax returns, future guidance and additional information and interpretations with respect to the Tax Act will cause us to further adjust the provisional amounts recorded as of December 31, 2017. In accordance with SEC Staff Accounting Bulletin No. 118, we will record such adjustments in the period that relevant guidance or additional information becomes available and our analysis is completed.
At June 30, 2018 and December 31, 2017, we have no unrecognized tax benefits. We believe that our current income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change. Our policy is to accrue interest and penalties on unrecognized tax benefits and include them in federal income tax expense.
We determine our deferred tax assets and liabilities in accordance with ASC 740-10, Income Taxes. We evaluate our deferred tax assets, including the benefit from net operating losses ("NOLs"), by jurisdiction to determine if a valuation allowance is required. Companies must assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. This assessment considers, among other matters, the nature, frequency and severity of cumulative losses, forecasts of future profitability, the length of statutory carry forward periods, experiences with operating losses and experiences of utilizing tax credit carry forwards and tax planning alternatives. We have no valuation allowance on our deferred tax assets and NOL carryovers at June 30, 2018.
At June 30, 2018, we had no remaining federal NOL carry forward or un-utilized federal tax credits. At June 30, 2018, and December 31, 2017 we had tax benefits for state NOL carry forwards of $1.8 million, net of federal benefit, that begin to expire in 2028.
At June 30, 2018, we have income taxes payable of $8.2 million, which primarily consists of current federal and state tax accruals, net of estimated tax payments and tax credits. This amount is recorded in Accrued liabilities on the accompanying unaudited balance sheet at June 30, 2018.
We conduct business and are subject to tax in the U.S. and several states. With few exceptions, we are no longer subject to U.S. federal, state, or local income tax examinations by taxing authorities for years prior to 2013. We have one state income tax examination of multiple years under audit at this time and do not expect it to have a material outcome.

NOTE 13 — SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
The following table presents certain supplemental cash flow information (in thousands):

	Six Months Ended June 30,
	2018	2017
Interest capitalized, net	$4,602	$161
Income taxes paid	$22,353	$34,426
Non-cash operating activities:
Real estate not owned increase	$—	$9,987
Real estate acquired through notes payable	$1,697	$5,786
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
Management’s evaluation of segment performance is based on segment operating income, which we define as home and land closing revenues less cost of home and land closings, commissions and other sales costs, land development and other land sales costs and other costs incurred by or allocated to each segment, including impairments. Each reportable segment follows the same accounting policies described in Note 1, “Organization and Basis of Presentation.” Operating results for each segment may not be indicative of the results for such segment had it been an independent, stand-alone entity for the periods presented.
The following segment information is in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Homebuilding revenue (1):
West	$351,647	$369,574	$668,875	$681,378
Central	260,106	225,679	451,976	400,510
East	265,742	206,725	499,208	392,862
Consolidated total	$877,495	$801,978	$1,620,059	$1,474,750
Homebuilding segment operating income:
West	$33,062	$35,131	$54,183	$59,143
Central	25,576	23,230	39,843	37,120
East	14,564	5,285	25,923	7,721
Total homebuilding segment operating income	73,202	63,646	119,949	103,984
Financial services segment profit	5,651	5,557	9,871	9,847
Corporate and unallocated costs (2)	(9,402)	(7,028)	(16,674)	(15,545)
(Loss)/earnings from other unconsolidated entities, net	(156)	570	(202)	943
Interest expense	(44)	(1,620)	(180)	(2,445)
Other income, net (3)	1,934	2,080	7,305	3,190
Net earnings before income taxes	$71,185	$63,205	$120,069	$99,974

(1)	Homebuilding revenue includes the following land closing revenue, by segment, as outlined in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Land closing revenue:
West	$1,935	$—	$14,390	$11,800
Central	762	—	887	122
East	2,415	4,198	3,867	4,431
Total	$5,112	$4,198	$19,144	$16,353

(2)	Balance consists primarily of corporate costs and numerous shared service functions such as finance and treasury that are not allocated to the homebuilding or financial services reporting segments.

(3)	For the six months ended June 30, 2018, Other income, net includes a favorable $4.8 million legal settlement from long-standing litigation related to a previous joint venture in Nevada.

	At June 30, 2018
	West		Central		East		Financial Services	Corporate and Unallocated		Total
Deposits on real estate under option or contract	$11,790		$15,512		$21,578		$—	$—		$48,880
Real estate	1,235,184		739,853		895,010		—	—		2,870,047
Investments in unconsolidated entities	8,073		6,974		—		—	1,592		16,639
Other assets	58,486	(1)	104,174	(2)	117,332	(3)	741	178,595	(4)	459,328
Total assets	$1,313,533		$866,513		$1,033,920		$741	$180,187		$3,394,894

(1)	Balance consists primarily of cash and property and equipment.

(2)	Balance consists primarily of development reimbursements from local municipalities and cash.

(3)	Balance consists primarily of real estate not owned, goodwill (see Note 9) and property and equipment.

(4)	Balance consists primarily of cash and our deferred tax asset.

	At December 31, 2017
	West		Central		East		Financial Services	Corporate and Unallocated		Total
Deposits on real estate under option or contract	$15,557		$21,309		$23,079		$—	$—		$59,945
Real estate	1,174,285		700,460		856,635		—	—		2,731,380
Investments in unconsolidated entities	7,833		6,999		—		—	2,236		17,068
Other assets	58,470	(1)	110,173	(2)	144,681	(3)	1,249	128,292	(4)	442,865
Total assets	$1,256,145		$838,941		$1,024,395		$1,249	$130,528		$3,251,258

(1)	Balance consists primarily of cash and property and equipment.

(2)	Balance consists primarily of development reimbursements from local municipalities and cash.

(3)	Balance consists primarily of real estate not owned, cash, and goodwill (see Note 9).

(4)	Balance consists primarily of cash and our deferred tax asset.

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

As discussed in Note 1 under the heading “Warranty Reserves”, we have case specific reserves within our $23.7 million of total warranty reserves related to a foundation design matter affecting a single community in Texas. In addition to the repairs required to be made to homes within that community, we have been named as a defendant in several lawsuits filed by homeowners in that community. As of June 30, 2018, the claim we made for this matter under our general liability insurance policy has initially been denied, which we vehemently disagree with and have disputed with our insurance carrier. We regularly review our reserves, and adjust them, as necessary to reflect changes as more information becomes available. As of June 30, 2018, taking into account sources of potential recovery from the contractors involved with the construction design of the homes and their insurers, we believe our reserves are sufficient to cover repairs and related claims.

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
Important factors that could cause actual results to differ materially from those in forward-looking statements, and that could negatively affect our business include, but are not limited to, the following: the availability and cost of finished lots and undeveloped land; shortages in the availability and cost of labor; changes in interest rates and the availability and pricing of residential mortgages; changes in tax laws that adversely impact us or our homebuyers; inflation in the cost of materials used to develop communities and construct homes; the success of strategic initiatives; the ability of our potential buyers to sell their existing homes; cancellation rates; the adverse effect of slow absorption rates; slowing in the growth of first-time homebuyers; competition; impairments of our real estate inventory; a change to the feasibility of projects under option or contract that could result in the write-down or write-off of earnest money or option deposits; our potential exposure to and impacts from natural disasters or severe weather conditions; home warranty and construction defect claims; failures in health and safety performance; our success in prevailing on contested tax positions; our ability to obtain performance and surety bonds in connection with our development work; the loss of key personnel; failure to comply with laws and regulations; our limited geographic diversification; fluctuations in quarterly operating results; our level of indebtedness; our ability to obtain financing if our credit ratings are downgraded; our ability to successfully integrate acquired companies and achieve anticipated benefits from these acquisitions; our compliance with government regulations; the effect of legislative and other governmental actions, orders, policies or initiatives that impact housing, labor availability, construction, mortgage availability, our access to capital, the cost of capital or the economy in general, or other initiatives that seek to restrain growth of new housing construction or similar measures; legislation relating to energy and climate change; the replication of our energy-efficient technologies by our competitors; our exposure to information technology failures and security breaches; negative publicity that affects our reputation; and other factors identified in documents filed by the Company with the Securities and Exchange Commission, including those set forth in our Form 10-K for the year ended December 31, 2017 under the caption "Risk Factors," which can be found on our website.
Forward-looking statements express expectations of future events. All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events and they are subject to numerous known and unknown risks and uncertainties that could cause actual events or results to differ materially from those projected. Due to these inherent uncertainties, the investment community is urged not to place undue reliance on forward-looking statements. In addition, we disclaim and undertake no obligations to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to projections over time, except as required by law.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview and Outlook
The housing market has remained healthy during the first six months of 2018 as a solid economy assisted by low unemployment levels, wage growth and a shortage in the supply of homes, particularly at entry-level price points, has overcome concerns from potential impacts of rising interest rates and stock market volatility. We believe that these factors will continue to create a positive demand environment for our sector, particularly among the first-time homebuyer segment where lower-priced homes continue to offer affordable solutions for home buyers.
The desire for new homes continues to be strong across most of our markets, especially for our entry-level LiVE.NOW.® communities that target first-time or move-down homebuyers looking for a lower priced product. We continue to focus on our key strategic initiatives such as home closing gross margin improvement, selling, general and administrative cost control and community count growth that we believe will position us to improve profitability, with our focus on the first-time and first move-up buyer. First-time buyers represented nearly half of our orders in the second quarter of 2018 and we expect that growth to continue as we are opening an increased number of communities that target the first-time buyer segment. Our entry-level product is also attracting move-down buyers with select floor plans and price points that appeal to an age-targeted audience.
Summary Company Results
Our second quarter 2018 results delivered on several of our key strategic initiatives, with growth in our entry-level business, growing orders pace in our markets and performance gains reflected in our improved home closing gross margins, most notably in our East region. Total home closing revenue was $872.4 million for the three months ended June 30, 2018, an increase of $74.6 million over the corresponding prior year period, due to 233 additional homes closed. The increase in home closing revenue and 60-basis-point improvement in home closing gross margin provided $18.6 million in additional home closing gross profit which, combined with a $1.6 million decrease in interest expense and a lower income tax provision, contributed to $53.8 million in net income for the three months ended June 30, 2018, a 29.5% improvement over the $41.6 million in the corresponding 2017 period. Second quarter 2018 results reflect a lower provision for income taxes due to a lower effective tax rate of 24.4% versus 34.2% in 2017 as a result of the Tax Act signed into law in December 2017, which resulted in a lower corporate tax rate. Similar to the second quarter, year-to-date results reflect $142.5 million in additional home closing revenue and $35.7 million higher home closing gross profit versus the six months ended June 30, 2017. Higher gross profit combined with a $4.1 million increase in Other income, net and lower year-over-year interest expense led to net income of $97.7 million for the six months ended June 30, 2018 compared to $65.2 million for the 2017 period.
On a consolidated basis, we experienced year over year growth in closings and orders, both in units and value, for the three and six months ended June 30, 2018 over the prior year. We ended the second quarter of 2018 with 3,619 homes in backlog valued at $1.5 billion, 5.6% and 5.5% improvements, respectively, over June 30, 2017. The growth in year-over-year backlog is the result of a 7.5% improvement in year-to-date orders at June 30, 2018 compared to the prior year, as our average sales price on homes in backlog was down slightly stemming from our pivot to entry-level product. The percentage of actively selling communities that target to the first-time buyer grew to 34.0% in the second quarter of 2018, as compared to 24.5% in the prior year second quarter.
Company Positioning
We believe that the investments in our new communities, particularly those designed for the first-time homebuyer, and industry-leading innovation in energy-efficient product offerings and automation create a differentiated strategy that has aided us in our growth in the highly competitive new home market.
Our focus includes the following strategic initiatives:

•	Expanding the number of LiVE.NOW® communities that target the growing first-time homebuyer segment;

•	Improving the overall customer experience, most recently through a simplification of the customer purchase and selection processes;

•
Enhancing our website and sales offices through investments in technology. As of June 30, 2018 all of our LiVE.NOW communities feature interactive tools offering homebuyers the ability to search for available homes with their desired home features and based on their preferred availability or move-in dates;

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

•
Generating additional working capital and maintaining adequate liquidity, most recently through a $200 million add-on to our existing $200.0 million of 6.00% Senior Notes due 2025 and through the expansion and extension of our Credit Facility; and

•	Promoting a positive environment for our employees in order to develop and motivate them and to minimize turnover.

Critical Accounting Policies
The accounting policies we deem most critical to us and that involve the most difficult, subjective or complex judgments include revenue recognition, valuation of real estate, goodwill, deferred tax assets and warranty reserves as well as the calculation of compensation cost relating to share-based payments. Other than the adoption of ASU 2014-09, as described in Note 1 in the accompanying unaudited consolidated financial statements, there have been no significant changes to our critical accounting policies during the six months ended June 30, 2018 compared to those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our 2017 Annual Report on Form 10-K.

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

	Three Months Ended June 30,		Quarter over Quarter
	2018	2017	Change $	Change %
Home Closing Revenue
Total
Dollars	$872,383	$797,780	$74,603	9.4%
Homes closed	2,139	1,906	233	12.2%
Average sales price	$407.8	$418.6	$(10.7)	(2.6)%
West Region
Arizona
Dollars	$118,272	$141,015	$(22,743)	(16.1)%
Homes closed	366	419	(53)	(12.6)%
Average sales price	$323.1	$336.6	$(13.4)	(4.0)%
California
Dollars	$142,019	$140,270	$1,749	1.2%
Homes closed	206	231	(25)	(10.8)%
Average sales price	$689.4	$607.2	$82.2	13.5%
Colorado
Dollars	$89,421	$88,289	$1,132	1.3%
Homes closed	162	154	8	5.2%
Average sales price	$552.0	$573.3	$(21.3)	(3.7)%
West Region Totals
Dollars	$349,712	$369,574	$(19,862)	(5.4)%
Homes closed	734	804	(70)	(8.7)%
Average sales price	$476.4	$459.7	$16.8	3.6%
Central Region - Texas
Central Region Totals
Dollars	$259,344	$225,679	$33,665	14.9%
Homes closed	741	610	131	21.5%
Average sales price	$350.0	$370.0	$(20.0)	(5.4)%
East Region
Florida
Dollars	$110,467	$82,448	$28,019	34.0%
Homes closed	252	187	65	34.8%
Average sales price	$438.4	$440.9	$(2.5)	(0.6)%
Georgia
Dollars	$34,835	$25,366	$9,469	37.3%
Homes closed	104	73	31	42.5%
Average sales price	$335.0	$347.5	$(12.5)	(3.6)%
North Carolina
Dollars	$77,075	$59,560	$17,515	29.4%
Homes closed	195	132	63	47.7%
Average sales price	$395.3	$451.2	$(56.0)	(12.4)%
South Carolina
Dollars	$26,885	$23,866	$3,019	12.6%
Homes closed	76	70	6	8.6%
Average sales price	$353.8	$340.9	$12.8	3.8%
Tennessee
Dollars	$14,065	$11,287	$2,778	24.6%
Homes closed	37	30	7	23.3%
Average sales price	$380.1	$376.2	$3.9	1.0%
East Region Totals
Dollars	$263,327	$202,527	$60,800	30.0%
Homes closed	664	492	172	35.0%
Average sales price	$396.6	$411.6	$(15.1)	(3.7)%

	Six Months Ended June 30,		Quarter over Quarter
	2018	2017	Chg $	Chg %
Home Closing Revenue
Total
Dollars	$1,600,915	$1,458,397	$142,518	9.8%
Homes closed	3,864	3,487	377	10.8%
Average sales price	$414.3	$418.2	$(3.9)	(0.9)%
West Region
Arizona
Dollars	$209,268	$241,565	$(32,297)	(13.4)%
Homes closed	641	715	(74)	(10.3)%
Average sales price	$326.5	$337.9	$(11.4)	(3.4)%
California
Dollars	$301,410	$272,364	$29,046	10.7%
Homes closed	437	441	(4)	(0.9)%
Average sales price	$689.7	$617.6	$72.1	11.7%
Colorado
Dollars	$143,807	$155,649	$(11,842)	(7.6)%
Homes closed	256	282	(26)	(9.2)%
Average sales price	$561.7	$551.9	$9.8	1.8%
West Region Totals
Dollars	$654,485	$669,578	$(15,093)	(2.3)%
Homes closed	1,334	1,438	(104)	(7.2)%
Average sales price	$490.6	$465.6	$25.0	5.4%
Central Region - Texas
Central Region Totals
Dollars	$451,089	$400,388	$50,701	12.7%
Homes closed	1,283	1,105	178	16.1%
Average sales price	$351.6	$362.3	$(10.8)	(3.0)%
East Region
Florida
Dollars	$223,254	$148,022	$75,232	50.8%
Homes closed	512	333	179	53.8%
Average sales price	$436.0	$444.5	$(8.5)	(1.9)%
Georgia
Dollars	$59,808	$45,841	$13,967	30.5%
Homes closed	177	128	49	38.3%
Average sales price	$337.9	$358.1	$(20.2)	(5.6)%
North Carolina
Dollars	$127,748	$116,467	$11,281	9.7%
Homes closed	323	263	60	22.8%
Average sales price	$395.5	$442.8	$(47.3)	(10.7)%
South Carolina
Dollars	$49,006	$49,921	$(915)	(1.8)%
Homes closed	142	143	(1)	(0.7)%
Average sales price	$345.1	$349.1	$(4.0)	(1.1)%
Tennessee
Dollars	$35,525	$28,180	$7,345	26.1%
Homes closed	93	77	16	20.8%
Average sales price	$382.0	$366.0	$16.0	4.4%
East Region Totals
Dollars	$495,341	$388,431	$106,910	27.5%
Homes closed	1,247	944	303	32.1%
Average sales price	$397.2	$411.5	$(14.2)	(3.5)%

	Three Months Ended June 30,		Quarter over Quarter
	2018	2017	Change $	Change %
Home Orders (1)
Total
Dollars	$917,996	$878,718	$39,278	4.5%
Homes ordered	2,250	2,153	97	4.5%
Average sales price	$408.0	$408.1	$(0.1)	—%
West Region
Arizona
Dollars	$135,717	$129,870	$5,847	4.5%
Homes ordered	416	397	19	4.8%
Average sales price	$326.2	$327.1	$(0.9)	(0.3)%
California
Dollars	$131,699	$162,597	$(30,898)	(19.0)%
Homes ordered	190	274	(84)	(30.7)%
Average sales price	$693.2	$593.4	$99.7	16.8%
Colorado
Dollars	$89,818	$76,978	$12,840	16.7%
Homes ordered	166	133	33	24.8%
Average sales price	$541.1	$578.8	$(37.7)	(6.5)%
West Region Totals
Dollars	$357,234	$369,445	$(12,211)	(3.3)%
Homes ordered	772	804	(32)	(4.0)%
Average sales price	$462.7	$459.5	$3.2	0.7%
Central Region - Texas
Central Region Totals
Dollars	$277,556	$254,642	$22,914	9.0%
Homes ordered	766	714	52	7.3%
Average sales price	$362.3	$356.6	$5.7	1.6%
East Region
Florida
Dollars	$136,534	$120,951	$15,583	12.9%
Homes ordered	320	283	37	13.1%
Average sales price	$426.7	$427.4	$(0.7)	(0.2)%
Georgia
Dollars	$41,964	$32,865	$9,099	27.7%
Homes ordered	109	99	10	10.1%
Average sales price	$385.0	$332.0	$53.0	16.0%
North Carolina
Dollars	$54,704	$61,375	$(6,671)	(10.9)%
Homes ordered	143	143	—	—%
Average sales price	$382.5	$429.2	$(46.7)	(10.9)%
South Carolina
Dollars	$30,652	$22,840	$7,812	34.2%
Homes ordered	88	66	22	33.3%
Average sales price	$348.3	$346.1	$2.3	0.7%
Tennessee
Dollars	$19,352	$16,600	$2,752	16.6%
Homes ordered	52	44	8	18.2%
Average sales price	$372.2	$377.3	$(5.1)	(1.4)%
East Region Totals
Dollars	$283,206	$254,631	$28,575	11.2%
Homes ordered	712	635	77	12.1%
Average sales price	$397.8	$401.0	$(3.2)	(0.8)%

(1)
Home orders for any period represent the aggregate sales price of all homes ordered, net of cancellations. We do not include orders contingent upon the sale of a customer’s existing home as a sales contract until the contingency is removed.

	Six Months Ended June 30,		Quarter over Quarter
	2018	2017	Chg $	Chg %
Home Orders (1)
Total
Dollars	$1,880,792	$1,771,421	$109,371	6.2%
Homes ordered	4,608	4,288	320	7.5%
Average sales price	$408.2	$413.1	$(5.0)	(1.2)%
West Region
Arizona
Dollars	$288,878	$263,702	$25,176	9.5%
Homes ordered	875	800	75	9.4%
Average sales price	$330.1	$329.6	$0.5	0.2%
California
Dollars	$292,097	$356,355	$(64,258)	(18.0)%
Homes ordered	409	602	(193)	(32.1)%
Average sales price	$714.2	$592.0	$122.2	20.6%
Colorado
Dollars	$186,913	$159,073	$27,840	17.5%
Homes ordered	341	276	65	23.6%
Average sales price	$548.1	$576.4	$(28.2)	(4.9)%
West Region Totals
Dollars	$767,888	$779,130	$(11,242)	(1.4)%
Homes ordered	1,625	1,678	(53)	(3.2)%
Average sales price	$472.5	$464.3	$8.2	1.8%
Central Region - Texas
Central Region Totals
Dollars	$557,059	$506,415	$50,644	10.0%
Homes ordered	1,575	1,407	168	11.9%
Average sales price	$353.7	$359.9	$(6.2)	(1.7)%
East Region
Florida
Dollars	$249,204	$222,511	$26,693	12.0%
Homes ordered	583	522	61	11.7%
Average sales price	$427.5	$426.3	$1.2	0.3%
Georgia
Dollars	$92,834	$55,267	$37,567	68.0%
Homes ordered	257	168	89	53.0%
Average sales price	$361.2	$329.0	$32.3	9.8%
North Carolina
Dollars	$116,189	$127,707	$(11,518)	(9.0)%
Homes ordered	300	293	7	2.4%
Average sales price	$387.3	$435.9	$(48.6)	(11.1)%
South Carolina
Dollars	$59,326	$48,378	$10,948	22.6%
Homes ordered	168	138	30	21.7%
Average sales price	$353.1	$350.6	$2.6	0.7%
Tennessee
Dollars	$38,292	$32,013	$6,279	19.6%
Homes ordered	100	82	18	22.0%
Average sales price	$382.9	$390.4	$(7.5)	(1.9)%
East Region Totals
Dollars	$555,845	$485,876	$69,969	14.4%
Homes ordered	1,408	1,203	205	17.0%
Average sales price	$394.8	$403.9	$(9.1)	(2.3)%

	Three Months Ended June 30,
	2018		2017
	Ending	Average	Ending	Average
Active Communities
Total	253	253.0	257	256.5
West Region
Arizona	40	38.5	39	40.5
California	15	15.0	26	27.5
Colorado	19	18.0	10	10.0
West Region Totals	74	71.5	75	78.0
Central Region - Texas
Central Region Totals	90	93.5	92	88.5
East Region
Florida	30	29.0	30	31.0
Georgia	20	20.5	19	18.0
North Carolina	20	20.0	20	19.0
South Carolina	11	11.5	14	14.5
Tennessee	8	7.0	7	7.5
East Region Totals	89	88.0	90	90.0

	Six Months Ended June 30,
	2018		2017
	Ending	Average	Ending	Average
Active Communities
Total	253	248.5	257	250.0
West Region
Arizona	40	39.0	39	40.5
California	15	17.5	26	27.0
Colorado	19	15.0	10	10.0
West Region Totals	74	71.5	75	77.5
Central Region - Texas
Central Region Totals	90	91.0	92	86.0
East Region
Florida	30	29.0	30	28.5
Georgia	20	19.5	19	18.0
North Carolina	20	18.5	20	18.5
South Carolina	11	12.0	14	14.5
Tennessee	8	7.0	7	7.0
East Region Totals	89	86.0	90	86.5

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cancellation Rates (1)
Total	12%	13%	13%	13%
West Region
Arizona	12%	12%	12%	13%
California	12%	15%	16%	13%
Colorado	13%	8%	10%	10%
West Region Totals	12%	13%	13%	12%
Central Region - Texas
Central Region Totals	13%	15%	15%	14%
East Region
Florida	9%	11%	10%	12%
Georgia	22%	18%	16%	18%
North Carolina	12%	9%	14%	8%
South Carolina	10%	14%	10%	11%
Tennessee	7%	8%	5%	13%
East Region Totals	12%	12%	12%	12%

(1)	Cancellation rates are computed as the number of canceled units for the period divided by the gross sales units for the same period.

	At June 30,		Quarter over Quarter
	2018	2017	Change $	Change %
Order Backlog (1)
Total
Dollars	$1,528,756	$1,448,782	$79,974	5.5%
Homes in backlog	3,619	3,428	191	5.6%
Average sales price	$422.4	$422.6	$(0.2)	—%
West Region
Arizona
Dollars	$199,508	$183,480	$16,028	8.7%
Homes in backlog	560	529	31	5.9%
Average sales price	$356.3	$346.8	$9.4	2.7%
California
Dollars	$213,761	$237,629	$(23,868)	(10.0)%
Homes in backlog	290	392	(102)	(26.0)%
Average sales price	$737.1	$606.2	$130.9	21.6%
Colorado
Dollars	$158,019	$157,508	$511	0.3%
Homes in backlog	284	267	17	6.4%
Average sales price	$556.4	$589.9	$(33.5)	(5.7)%
West Region Totals
Dollars	$571,288	$578,617	$(7,329)	(1.3)%
Homes in backlog	1,134	1,188	(54)	(4.5)%
Average sales price	$503.8	$487.1	$16.7	3.4%
Central Region - Texas
Central Region Totals
Dollars	$489,106	$460,761	$28,345	6.2%
Homes in backlog	1,312	1,233	79	6.4%
Average sales price	$372.8	$373.7	$(0.9)	(0.2)%
East Region
Florida
Dollars	$222,653	$190,943	$31,710	16.6%
Homes in backlog	517	442	75	17.0%
Average sales price	$430.7	$432.0	$(1.3)	(0.3)%
Georgia
Dollars	$83,505	$42,789	$40,716	95.2%
Homes in backlog	231	131	100	76.3%
Average sales price	$361.5	$326.6	$34.9	10.7%
North Carolina
Dollars	$85,273	$98,492	$(13,219)	(13.4)%
Homes in backlog	220	223	(3)	(1.3)%
Average sales price	$387.6	$441.7	$(54.1)	(12.2)%
South Carolina
Dollars	$45,805	$39,093	$6,712	17.2%
Homes in backlog	125	111	14	12.6%
Average sales price	$366.4	$352.2	$14.3	4.0%
Tennessee
Dollars	$31,126	$38,087	$(6,961)	(18.3)%
Homes in backlog	80	100	(20)	(20.0)%
Average sales price	$389.1	$380.9	$8.2	2.2%
East Region Totals
Dollars	$468,362	$409,404	$58,958	14.4%
Homes in backlog	1,173	1,007	166	16.5%
Average sales price	$399.3	$406.6	$(7.3)	(1.8)%

(1)	Our backlog represents net sales that have not closed.

Operating Results

Companywide. Home closing revenue increased by 9.4% to $872.4 million from 2,139 closings for the three months ended June 30, 2018 compared to $797.8 million from 1,906 closings during the same quarter of the prior year, driven by a 12.2% increase in closing volume partially offset by a 2.6% decrease in average sales price. Average sales prices on home closings are beginning to decline with a higher percentage of entry-level homes in our closing mix that is offsetting average sales price increases in some markets. Home orders also improved by 4.5% to 2,250 homes valued at $918.0 million in the second quarter of 2018 as compared to 2,153 homes valued at $878.7 million in the second quarter of 2017. Order improvement was driven by our company-wide orders pace growing by 6.0% to 8.9 homes ordered per average community in the second quarter of 2018 compared to 8.4 in the comparable 2017 quarter. We ended the quarter with 253 actively selling communities, consistent with the first quarter of 2018, but a slight decline year-over-year.
For the six months ended June 30, 2018, home closing units and revenue grew by 377 units and $142.5 million for ending home closing revenue of $1.6 billion on 3,864 closings, 9.8% and 10.8% higher than the six month period in 2017, respectively. Orders increased by 320 units and $109.4 million to 4,608 orders valued at $1.9 billion for the six months ended June 30, 2018, 7.5% and 6.2% increases, respectively. We ended the quarter with 3,619 homes in backlog valued at $1.5 billion, reflecting an $80.0 million, or 5.5%, increase from the second quarter of 2017 driven entirely by volume as average sales prices are beginning to temper as we shift toward a higher percentage of entry-level homes in backlog.
West. During the second quarter of 2018, the West Region closed 734 homes and generated $349.7 million in home closing revenue compared to 804 homes and $369.6 million in the second quarter of 2017. The decrease in home closing revenue is due to a 8.7% decrease in homes closed, partially offset by a 3.6% increase in average sales price. The reduction in closing volume reflected 8.3% fewer communities open on average during the second quarter of 2018 compared to 2017. Despite a strong shift to first-time buyers in the Region, the higher average sales price in the second quarter of 2018 is the result of a larger percentage of closings from several high-priced communities in California contributing to the closing mix compared to the prior year. The Region ended the second quarter of 2018 with 772 orders valued at $357.2 million versus 804 homes valued at $369.4 million in the second quarter of 2017. Orders per average community in the West Region improved by 4.9% partially offsetting the impact of the decline in community count. Strong demand has resulted in many communities selling out faster than anticipated driving the decline in community count, particularly in California. We opened 14 communities throughout the Region in the second quarter of 2018 and we anticipate opening 20 new communities in the next several quarters, with half of those targeted toward the first-time homebuyer.
Year-to-date results in the West Region were similar to that of the second quarter of 2018. The number and value of homes closed versus prior year declined by 7.2% and 2.3%, respectively, partially offset by a 5.4% increase in average sales price. Orders for the Region declined 3.2% year-to-date which resulted in a 1.4% decline in order value, partially offset by a $8,200 increase in average sales price. Orders pace improved by 4.6% in the Region for the six months ended June 30, 2018, however both closings and orders were impacted by a 7.7% decline in average community count. The Region ended the quarter with 1,134 homes in backlog valued at $571.3 million, 4.5% and 1.3% declines from prior year, respectively, offset slightly by a $16,700 increase in average sales price.
Central. In the second quarter of 2018, the Central Region, made up of our Texas markets, closed 741 homes and generated $259.3 million in home closing revenue, improvements of 21.5% and 14.9%, respectively, leading to year-over-year home closing revenue growth of $33.7 million. The Region ended the quarter with 766 orders valued at $277.6 million compared to 714 units valued at $254.6 million in the prior year, 7.3% and 9.0% increases, respectively. We continue to see solid demand trends in the Central Region, evidenced by the year-over-year growth in orders in the second quarter of 2018 when compared to a strong second quarter in 2017. The improved order volume is the result of a 5.6% increase in average communities during the second quarter of 2018 and a relatively flat orders pace of 8.2 homes per average community compared to 8.1 homes in the prior year quarter. We are responding to the entry-level demand in this Region with a strong transition to first-time buyer product offerings. The resulting marginal net increase in average sales price year-over-year on orders is due to lower priced entry-level product offsetting price increases in some markets. Throughout the remainder of 2018, we anticipate opening over 20 new communities in our Central region, the majority of which will be targeted to the first-time buyer.
We also saw overall improvements in the Region for the six months ended June 30, 2018. Home closings and home closing revenue were up 16.1% and 12.7%, respectively, and orders and order value were up year-over-year by 11.9% and 10.0%, respectively. Orders pace and average active communities increased by 5.5% and 5.8%, respectively, helping the Region end the quarter with 1,312 homes in backlog valued at $489.1 million, 6.4% and 6.2% improvements over prior year, respectively.

East. During the three months ended June 30, 2018, the East Region generated the largest increase in closing volume and revenue compared to the same period in the prior year. The Region contributed 664 closings and $263.3 million in home closing revenue in the second quarter of 2018, improvements of 35.0% and 30.0%, respectively, from the same period in 2017. The increase in closing volume was partially offset by a 3.7%, or $15,100, decrease in average sales price resulting from our pivot to the first-time buyer segment. In the second quarter of 2018, orders pace in the East Region improved by 14.1% compared to the 2017 second quarter with increases in the majority of our markets in the Region. This demand led to order volume and value increasing by 12.1% and 11.2%, respectively, compared to the second quarter of 2017 to 712 units valued at $283.2 million for the three months ended June 30, 2018. Simplifying our business and improving our buyers' experiences through a strategic shift to product and communities that appeal to the first-time buyer has been a key strategic focus for us and we believe our improvements are reflective of that.
The year-to-date results of the East Region were similar to those of the second quarter, with 32.1% and 27.5% improvements in closing volume and revenue, respectively, compared to 2017 providing 1,247 closings and $495.3 million in home closing revenue for the six month period ending June 30, 2018. The number and value of orders also improved by 17.0% and 14.4%, respectively, due to an 18.0% increase in orders pace for the six months ended June 30, 2018 compared to prior year. These improvements contributed to a year-over-year increase in backlog units and value of 16.5% and 14.4%, respectively, ending the second quarter of 2018 with 1,173 units valued at $468.4 million.
Land Closing Revenue and Gross (Loss)/Profit
From time to time, we may sell certain lots or land parcels to other homebuilders, developers or investors if we feel the sale will provide a greater economic benefit to us than continuing home construction or where we are looking to diversify our land positions in the specific geography. As a result of such sales, we recognized land closing revenue of $5.1 million and $4.2 million for the three months ending June 30, 2018 and 2017, respectively, and $19.1 and $16.4 million for the six months ended June 30, 2018 and 2017, respectively. We recognized a loss of $0.7 million as a combined result of gains and losses on various land sales throughout the country in the second quarter of 2018 compared to break-even results in 2017. Year to date land sales in 2018 resulted in a $1.9 million loss as compared to a $2.5 million gain in the prior year.
Other Operating Information (dollars in thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	Dollars	Percent of Home Closing Revenue	Dollars	Percent of Home Closing Revenue	Dollars	Percent of Home Closing Revenue	Dollars	Percent of Home Closing Revenue
Home Closing Gross Profit (1)
Total	$159,515	18.3%	$140,910	17.7%	$283,845	17.7%	$248,178	17.0%

West	$63,630	18.2%	$65,962	17.8%	$113,835	17.4%	$114,467	17.1%

Central	$52,496	20.2%	$45,856	20.3%	$88,772	19.7%	$79,132	19.8%

East	$43,389	16.5%	$29,092	14.4%	$81,238	16.4%	$54,579	14.1%

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

Companywide. Home closing gross margin for the second quarter of 2018 improved 60 basis points over the same prior year period, and combined with higher home closing revenue, resulted in a $18.6 million increase in home closing gross profit. With improved demand and pricing power and the introduction of new, efficient product in the East region where our most notable improvements are, we have been successful in minimizing the impact of rising labor and commodity costs. Margin growth has been a key initiative for us and we have been largely successful in managing price and pace in order to improve margins while also ensuring we are competitively priced to appeal to homebuyers. Increased revenues have also enabled us to maintain or improve our leverage of construction overhead costs in most markets which has positively impacted margins. For the six months ended June 30, 2018, home closing gross margin improved by 70 basis points which increased home closing gross profit by $35.7 million over the 2017 period.

West. Our West Region reported higher year-over-year home closing gross margin for the second quarter of 2018 of 18.2% compared to 17.8% in 2017 and 17.4% versus 17.1% for the six months ended June 30, 2018 and 2017, respectively. We are making concerted efforts to maximize margins in the Region and have been successful with raising average sales prices in certain markets to offset cost increases. We also have benefited from the pivot to entry-level product which simplifies our product, generating construction and cost efficiencies. We anticipate continued margin improvement in the Region as closing volume rebounds with community count growth and we are better able to leverage our construction overhead costs.
Central. The Central Region produced the highest home closing gross margin in the company during the second quarter of 2018. Home closing gross margin of 20.2% for the quarter ending June 30, 2018 was relatively flat compared to 20.3% in the prior year. Year to date, the Region experienced similar results with relatively flat closing gross margin. We were largely successful in maintaining pricing in alignment with labor, construction and land cost increases. We continue to respond to the first-time buyer demand in the Region and our margins are reflective of the product for this segment that combines a streamlined construction process enabling cost control with the opportunity to leverage overhead costs with increased absorptions.
East. The East Region experienced a 210 basis point improvement in year-over-year home closing gross margin in the three months ended June 30, 2018 of 16.5% versus 14.4% for the comparable 2017 period. As a direct result of our strategic initiatives to improve profitability, we are experiencing margin improvement throughout the Region as communities with our new product offering begin to contribute more materially to the closing mix. In addition, closings in newer communities in our Florida markets are achieving higher margins than the communities that contributed to the closing mix in the prior year. The higher volume of closings and associated revenue in the Region helped leverage construction overhead costs to further improve margins. Similar to second quarter results, year-to-date home closing gross margin also achieved significant growth, improving by 230 basis points to 16.4% in 2018 versus 14.1% in 2017.
Financial Services Profit (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Financial services profit	$5,651	$5,557	$9,871	$9,847
Financial services profit represents the net profit of our financial services operations, including the operating profit generated by our wholly-owned title company, Carefree Title, as well as our portion of earnings from a mortgage joint venture. Financial services profit remained relatively flat year over year despite a higher closing volume due to a decline in the capture rate of homebuyers by our mortgage joint venture.
Selling, General and Administrative Expenses and Other Expenses ($ in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Commissions and other sales costs
Dollars	$(60,823)	$(54,701)	$(113,575)	$(103,021)
Percent of home closing revenue	7.0%	6.9%	7.1%	7.1%
General and administrative expenses
Dollars	$(34,205)	$(29,591)	$(65,098)	$(59,213)
Percent of home closing revenue	3.9%	3.7%	4.1%	4.1%
(Loss)/earnings from other unconsolidated entities, net
Dollars	$(156)	$570	$(202)	$943
Interest expense
Dollars	$(44)	$(1,620)	$(180)	$(2,445)
Other income, net
Dollars	$1,934	$2,080	$7,305	$3,190
Provision for income taxes
Dollars	$(17,347)	$(21,625)	$(22,357)	$(34,822)

Commissions and Other Sales Costs. Commissions and other sales costs are comprised of internal and external commissions and related sales and marketing expenses such as advertising and sales office costs. These costs increased by $6.1 million for the three months ended June 30, 2018 versus 2017 and increased $10.6 million year to date as a result of increased closing volume. As a percentage of home closing revenue, commissions and other sales costs increased 10 basis points to 7.0% during the three months ended June 30, 2018 as compared to the prior year period. This was due to a higher volume of closings with international homebuyers, which typically have a higher percentage of external brokers representing the buyers, resulting in higher overall commission expense. Commissions and other sales costs as a percent of revenue remained flat at 7.1% for the six months ended June 30, 2018 and 2017.
General and Administrative Expenses. General and administrative expenses represent corporate and divisional overhead expenses such as salaries and bonuses, occupancy, insurance and travel expenses. For the three months ended June 30, 2018, general and administrative expenses were $34.2 million as compared to $29.6 million for the 2017 period. As a percentage of home closing revenue, these costs increased 20 basis points for the three month period ending June 30, 2018 to 3.9%, partially the result of recognition of stock compensation expense at June 30, 2018 for the probable achievement of performance targets for certain equity awards. There was no comparable expense for the prior year period, as our equity compensation program for certain executives was adjusted to all performance based effective in 2017. For the six months ended June 30, 2018 and 2017, general and administrative costs were flat at 4.1% of home closing revenue. We continually strive to optimize overhead leverage through cost control efforts at both the corporate and divisional levels.
(Loss)/Earnings from Other Unconsolidated Entities, Net. Earnings from other unconsolidated entities, net represents our portion of pre-tax earnings/(losses) from non-financial services joint ventures. Included in this amount is both the pass through of earnings/(losses) from the joint ventures' most recently available financial statements as well as any accrued expected earnings/(losses) for the periods presented that might not have been reflected in the joint ventures' financial statements provided to us. The three and six-month periods ended June 30, 2018 reported a slight loss of $0.2 million due to general and administrative expenses in a recently formed joint venture compared to earnings of $0.6 million and $0.9 million in the respective three and six-month periods in 2017 period related to land sales recorded in our land joint ventures.
Interest Expense. Interest expense is comprised of interest incurred, but not capitalized, on our senior notes, prior Convertible Notes, other borrowings, and our amended and restated unsecured revolving credit facility ("Credit Facility"). Interest expense decreased year over year in the second quarter to $44,000 in 2018 compared to $1.6 million in 2017 due to a higher balance of inventory that qualifies for interest capitalization. We experienced similar declines in year to date interest expense with $180,000 in 2018 compared to $2.4 million in the prior year.
Other Income, Net. Other income, net, primarily consists of (i) sublease income, (ii) interest earned on our cash and cash equivalents, and (iii) payments and awards related to legal settlements. Beginning in 2018, forfeited homebuyer deposits are reflected in Home closing revenue resulting from the adoption of ASU 2014-09. These are reflected as Other income, net in 2017 results. For the three months ended June 30, 2018, Other income, net was flat with the prior year at $1.9 million versus $2.1 million in 2017. For the six months ended June 30, 2018, Other income, net was $7.3 million compared to $3.2 million in the 2017 period. Other income, net was favorably impacted year to date in 2018 as a result of receiving a $4.8 million settlement from long-standing litigation related to a previous joint venture in Nevada.
Income Taxes. Our effective tax rate was 24.4% and 34.2% for the three months ended June 30, 2018 and 2017, respectively, and 18.6% and 34.8% for the six months ended June 30, 2018 and 2017, respectively. The reduced rates in 2018 are due to lower corporate rates under tax reform. In addition, the year-to-date rate was favorably impacted by the enactment of the Bipartisan Budget Act of 2018 in February 2018, which included a retroactive extension of the Internal Revenue Code §45L new energy efficient homes credit, which had previously expired in 2016. This extension provision provides for a single year extension of energy tax credits for homes sold in 2017 that meet the qualification criteria. In accordance with ASC 740, the effects of these tax credits were recorded in the first quarter of 2018, based on the date of enactment, regardless of the retroactive treatment. Our tax rate was favorably impacted in 2017 by the homebuilding manufacturing deduction, which was eliminated under tax reform for 2018.

Liquidity and Capital Resources
Overview
Our principal uses of capital in the first six months of 2018 were acquisition and development of new and strategic lot positions, operating expenses, home construction and the payment of routine liabilities. We used funds generated by operations, and borrowings under our Credit Facility to meet our short-term working capital requirements. In addition, in the first six months of 2018 we used the net proceeds of our new senior notes to pay off our maturing senior notes. We remain focused on acquiring desirable land positions, generating increasing margins in our homebuilding operations and maintaining a strong balance sheet to support future needs and growth, while leveraging land options where possible.

Operating Cash Flow Activities

During the six months ended June 30, 2018 and June 30, 2017, net cash used in operations totaled $10.5 million and $130.7 million, respectively. Operating cash flows in 2018 and 2017 benefited from cash generated by net earnings of $97.7 million and $65.2 million, respectively, offset mainly by increases in real estate of $155.8 million and $211.4 million, respectively, reflecting home construction spending as we have more homes under construction in both backlog as well as in our spec home inventory.

Investing Cash Flow Activities

During the six months ended June 30, 2018, net cash used in investing activities totaled $16.1 million as compared to $7.4 million for the same period in 2017. Cash used in investing activities in the first six months of 2018 and 2017 is mainly attributable to the purchases of property and equipment of $15.7 million and $8.3 million for the 2018 and 2017 periods, respectively.

Financing Cash Flow Activities

During the six months ended June 30, 2018, net cash provided by financing activities totaled $25.2 million as compared to $223.2 million for the same period in 2017. The net cash provided by financing activities in 2018 is primarily the result of $202.7 million in net proceeds received from our 6.00% bond issuance offset partially by the $175.0 million repayment of our 4.50% senior notes. Our 2017 results were mainly attributable to $296.0 million in net proceeds received from our 5.125% bond issuance offset partially by repayments of our Credit Facility of $15.0 million and repurchases of a portion of our Convertible Senior Notes of $52.1 million.

Overview of Cash Management

Cash flows for each of our communities depend on their stage of the development cycle and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, zoning plat and other approvals, community and lot development, and construction of model homes, roads, utilities, landscape and other amenities. Because these costs are a component of our inventory and not recognized in our statement of operations until a home closes, we incur significant cash outlays prior to recognition of earnings. In the later stages of a community, cash inflows may significantly exceed earnings reported for financial statement purposes, as the cash outflow associated with home and land construction was previously incurred. From a liquidity standpoint, we are currently actively acquiring and developing lots in our markets to maintain and grow our lot supply and active community count. We are also using our cash on hand and draws under our Credit Facility, as needed, to fund operations in newer markets. As we have spent the last several years building a pipeline of desirable land positions to position us for growth in an improving homebuilding environment and to replenish a depleted supply of lots, our cash outlays have exceeded our cash generated from operations. We expect future cash needs to begin to moderate and for cash generated from on-going operations to support our expected growth.

During the six months ended June 30, 2018, we closed 3,864 homes, purchased about 5,400 lots for $223.6 million, spent $186.6 million on land development and started construction on 4,867 homes. We primarily purchase undeveloped land or partially-finished lots requiring development dollars in order to bring them to a finished status ready for home construction. We exercise strict controls and believe we have a prudent strategy for Company-wide cash management, including those related to cash outlays for land and inventory acquisition and development. We ended the second quarter of 2018 with $169.4 million of cash and cash equivalents, a slight decrease of $1.3 million from December 31, 2017.

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

In June 2018, we entered into an amendment to our Credit Facility, which among other things, increased the total commitments available from $625.0 million to $780.0 million and extended the maturity date of the Credit Facility from July 2021 to July 2022. In addition, in March 2018, the Company completed an offering of $200.0 million aggregate principal amount of 6.00% Senior Notes due 2025 (the "Additional Notes"). The Additional Notes were issued as an add-on to the existing $200.0 million of 6.00% Senior Notes due 2025 that were issued in June 2015 which resulted in a combined $400.0 million aggregate principal amount of 6.00% Senior Notes due 2025 outstanding at June 30, 2018. The Additional Notes were issued at a premium of 103% of the principal amount and the net proceeds were used to repay outstanding borrowings under the Credit Facility, which included borrowings used for the redemption of the Company's 4.50% Senior Notes that were due to mature on March 1, 2018. Reference is made to Notes 5 and 6 in the accompanying unaudited consolidated financial statements.

We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. Debt-to-capital and net debt-to-capital are calculated as follows (dollars in thousands):

	As of
	June 30, 2018	December 31, 2017
Notes payable and other borrowings	$1,311,257	$1,283,804
Stockholders’ equity	1,682,940	1,576,825
Total capital	$2,994,197	$2,860,629
Debt-to-capital (1)	43.8%	44.9%
Notes payable and other borrowings	$1,311,257	$1,283,804
Less: cash and cash equivalents	(169,426)	(170,746)
Net debt	1,141,831	1,113,058
Stockholders’ equity	1,682,940	1,576,825
Total net capital	$2,824,771	$2,689,883
Net debt-to-capital (2)	40.4%	41.4%

(1)
Debt-to-capital is computed as senior notes, net and loans payable and other borrowings divided by the aggregate of total senior notes, net and loans payable and other borrowings and stockholders' equity.

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

Issuer Purchases of Equity Securities
On July 25, 2018, we announced that the Board of Directors approved a new stock repurchase program, authorizing the expenditure of up to $100.0 million to repurchase shares of our common stock, subject to certain price parameters. This program replaces the previously authorized program that was in place as of June 30, 2018. There is no stated expiration for this program. The repurchases of the Company's shares may be made in the open market, in privately negotiated transactions, or otherwise. The timing and amount of repurchases, if any, will be determined by the Company's management at its discretion and be based on a variety of factors such as the market price of the Company's common stock, corporate and contractual requirements, prevailing market and economic conditions and legal requirements. The share repurchase program may be modified, suspended or discontinued at any time. The Company intends to retire any shares repurchased.
Credit Facility Covenants
Borrowings under the Credit Facility are unsecured but availability is subject to, among other things, a borrowing base. The Credit Facility also contains certain financial covenants, including (a) a minimum tangible net worth requirement of $1.1 billion (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings), and (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 60%. In addition, we are required to maintain either (i) an interest coverage ratio (EBITDA to interest expense, as defined therein) of at least 1.50 to 1.00 or (ii) liquidity (as defined therein) of an amount not less than our consolidated interest incurred during the trailing 12 months. We were in compliance with all Credit Facility covenants as of June 30, 2018. Our actual financial covenant calculations as of June 30, 2018 are reflected in the table below.

Financial Covenant (dollars in thousands):	Covenant Requirement	Actual
Minimum Tangible Net Worth	> $1,137,354	$1,642,782
Leverage Ratio	< 60%	39%
Interest Coverage Ratio (1)	> 1.50	4.57
Minimum Liquidity (1)	> $84,113	$871,422
Investments other than defined permitted investments	< $492,835	$16,639

(1)	We are required to meet either the Interest Coverage Ratio or Minimum Liquidity, but not both.
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
We are involved in various routine legal and regulatory proceedings, including, without limitation, warranty claims and litigation and arbitration proceedings alleging construction defects. In general, the proceedings are incidental to our business, and most exposure is subject to and should be covered by warranty and indemnity obligations of our consultants and subcontractors. Additionally, some such claims are also covered by insurance. We have approximately $401,000 of total reserves related to non-warranty or construction defect matters. See Note 1 and Note 15 of the unaudited consolidated financial statements for additional information related to construction defect and warranty related reserves.With respect to the majority of pending litigation matters, our ultimate legal and financial responsibility, if any, cannot be estimated with certainty and, in most cases, any potential losses related to these matters are not considered probable. Historically, most disputes regarding warranty claims are resolved prior to litigation.
We believe there are no pending legal or warranty matters that could have a material adverse impact upon our unaudited consolidated financial condition, results of operations or cash flows that have not been sufficiently reserved.

Item 1A.	Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed below and as discussed in Part I, Item IA. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017, which could materially affect our business, financial condition or future results. The risks described below and in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may eventually prove to materially adversely affect our business, financial condition and/or operating results.
Legislation related to tariffs could increase the cost to construct our homes.
Government imposed tariffs on imported building supplies such as lumber could significantly increase the cost to construct our homes. Such cost increases limit our ability to control costs, potentially reducing margins on the homes we build if we are not able to successfully offset the increased costs through higher sales prices.

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
As discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Issuer Purchases of Equity Securities", on July 25, 2018, we announced that the Board of Directors approved a stock repurchase program, authorizing the expenditure of up to $100.0 million to repurchase shares of our common stock. This new program replaces the previously authorized program that was in place as of June 30, 2018 (originally adopted in February 2006) under which there was $130.2 million available to repurchase shares at the time it was replaced with the new program described above.

Item 6.	Exhibits

Exhibit Number	Description	Page or Method of Filing
3.1	Restated Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3 of Form 8-K dated June 20, 2002

3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated September 15, 2004

3.1.2	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Proxy Statement for the Registrant's 2006 Annual Meeting of Stockholders

3.1.3	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix B of Proxy Statement for the Registrant's 2008 Annual Meeting of Stockholders

3.1.4	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Definitive Proxy Statement filed with the Securities and Exchange Commission on January 9, 2009

3.2	Amended and Restated Bylaws of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated May 10, 2017

10.1*	Meritage Homes 2018 Stock Incentive Plan	Incorporated by reference to Appendix A of the Proxy Statement for the Registrant's 2018 Annual Meeting of Stockholders

10.2	Fourth Amendment to Amended and Restated Credit Agreement	Incorporated by reference to Exhibit 10.1 of Form 8-K filed on June 29, 2018

31.1	Rule 13a-14(a)/15d-14(a) Certification of Steven J. Hilton, Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Hilla Sferruzza, Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Furnished herewith

101.0
The following financial statements from the Meritage Homes Corporation Quarterly Report on Form 10-Q for the three and six months ended June 30, 2018 were formatted in XBRL (Extensible Business Reporting Language); (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Income Statements, (iii) Unaudited Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Consolidated Financial Statements.

* Indicates a management contract or compensation plan

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERITAGE HOMES CORPORATION, a Maryland Corporation

By:	/s/ HILLA SFERRUZZA
Hilla Sferruzza Chief Financial Officer and Chief Accounting Officer (Duly Authorized Officer and Principal Financial Officer)

Date:	July 30, 2018

INDEX OF EXHIBITS

3.1	Restated Articles of Incorporation of Meritage Homes Corporation

3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.2	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.3	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.4	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.2	Amended and Restated Bylaws of Meritage Homes Corporation

10.1	Meritage Homes 2018 Stock Incentive Plan

10.2	Fourth Amendment to Amended and Restated Credit Agreement

31.1	Rule 13a-14(a)/15d-14(a) Certification of Steven J. Hilton, Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Hilla Sferruzza, Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.0
The following financial statements from the Meritage Homes Corporation Quarterly Report on Form 10-Q for the three and six months ended June 30, 2018 were formatted in XBRL (Extensible Business Reporting Language); (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Income Statements, (iii) Unaudited Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Consolidated Financial Statements.