Form 10-Q
period 2018-09-30
Meritage Homes CORP
filed 2018-10-29
CIK 833079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Common shares outstanding as of October 25, 2018: 39,966,166

MERITAGE HOMES CORPORATION
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2018

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30, 2018	December 31, 2017
Assets
Cash and cash equivalents	$205,762	$170,746
Other receivables	79,573	79,317
Real estate	2,887,293	2,731,380
Real estate not owned	36,562	38,864
Deposits on real estate under option or contract	49,893	59,945
Investments in unconsolidated entities	16,294	17,068
Property and equipment, net	53,371	33,631
Deferred tax asset	36,674	35,162
Prepaids, other assets and goodwill	82,837	85,145
Total assets	$3,448,259	$3,251,258
Liabilities
Accounts payable	$156,772	$140,516
Accrued liabilities	200,445	181,076
Home sale deposits	34,159	34,059
Liabilities related to real estate not owned	32,676	34,978
Loans payable and other borrowings	16,669	17,354
Senior notes, net	1,295,054	1,266,450
Total liabilities	1,735,775	1,674,433
Stockholders’ Equity
Preferred stock, par value $0.01. Authorized 10,000,000 shares; none issued and outstanding at September 30, 2018 and December 31, 2017	—	—
Common stock, par value $0.01. Authorized 125,000,000 shares; 39,966,166 and 40,330,741 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	400	403
Additional paid-in capital	568,976	584,578
Retained earnings	1,143,108	991,844
Total stockholders’ equity	1,712,484	1,576,825
Total liabilities and stockholders’ equity	$3,448,259	$3,251,258
See accompanying notes to unaudited consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Homebuilding:
Home closing revenue	$877,734	$805,008	$2,478,649	$2,263,405
Land closing revenue	6,847	589	25,991	16,942
Total closing revenue	884,581	805,597	2,504,640	2,280,347
Cost of home closings	(719,142)	(659,350)	(2,036,212)	(1,869,569)
Cost of land closings	(6,922)	(1,646)	(27,963)	(15,504)
Total cost of closings	(726,064)	(660,996)	(2,064,175)	(1,885,073)
Home closing gross profit	158,592	145,658	442,437	393,836
Land closing gross (loss)/profit	(75)	(1,057)	(1,972)	1,438
Total closing gross profit	158,517	144,601	440,465	395,274
Financial Services:
Revenue	3,832	3,549	10,750	10,142
Expense	(1,659)	(1,524)	(4,836)	(4,454)
Earnings from financial services unconsolidated entities and other, net	4,148	3,489	10,278	9,673
Financial services profit	6,321	5,514	16,192	15,361
Commissions and other sales costs	(60,282)	(55,845)	(173,857)	(158,866)
General and administrative expenses	(35,906)	(31,636)	(101,004)	(90,849)
Earnings/(loss) from other unconsolidated entities, net	894	(91)	692	852
Interest expense	(53)	(1,116)	(233)	(3,561)
Other income, net	1,918	2,028	9,223	5,218
Earnings before income taxes	71,409	63,455	191,478	163,429
Provision for income taxes	(17,274)	(20,905)	(39,631)	(55,727)
Net earnings	$54,135	$42,550	$151,847	$107,702
Earnings per common share:
Basic	$1.34	$1.06	$3.75	$2.67
Diluted	$1.33	$1.02	$3.69	$2.55
Weighted average number of shares:
Basic	40,283	40,323	40,472	40,273
Diluted	40,855	42,011	41,100	42,585
See accompanying notes to unaudited consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net earnings	$151,847	$107,702
Adjustments to reconcile net earnings to net cash provided by/(used in) operating activities:
Depreciation and amortization	19,458	12,071
Stock-based compensation	13,737	9,898
Equity in earnings from unconsolidated entities	(11,160)	(10,525)
Distributions of earnings from unconsolidated entities	11,898	10,410
Other	2,197	1,265
Changes in assets and liabilities:
Increase in real estate	(161,816)	(336,069)
Decrease in deposits on real estate under option or contract	10,080	13,633
Decrease/(increase) in other receivables, prepaids and other assets	1,686	(15,207)
Increase in accounts payable and accrued liabilities	35,625	21,298
Increase in home sale deposits	100	11,098
Net cash provided by/(used in) operating activities	73,652	(174,426)
Cash flows from investing activities:
Investments in unconsolidated entities	(551)	(404)
Distributions of capital from unconsolidated entities	597	1,250
Purchases of property and equipment	(23,754)	(12,038)
Proceeds from sales of property and equipment	107	251
Maturities/sales of investments and securities	1,065	1,297
Payments to purchase investments and securities	(1,065)	(1,297)
Net cash used in investing activities	(23,601)	(10,941)
Cash flows from financing activities:
Proceeds from Credit Facility, net	—	10,000
Repayment of loans payable and other borrowings	(13,484)	(10,491)
Repayment of senior notes and senior convertible notes	(175,000)	(126,691)
Proceeds from issuance of senior notes	206,000	300,000
Payment of debt issuance costs	(3,198)	(3,986)
Repurchase of shares	(29,353)	—
Net cash (used in)/provided by financing activities	(15,035)	168,832
Net increase/(decrease) in cash and cash equivalents	35,016	(16,535)
Cash and cash equivalents, beginning of period	170,746	131,702
Cash and cash equivalents, end of period	$205,762	$115,167
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
Our homebuilding and marketing activities are conducted under the name of Meritage Homes in each of our homebuilding markets. In limited cases, we also offer luxury homes under the brand name of Monterey Homes in some markets. At September 30, 2018, we were actively selling homes in 264 communities, with base prices ranging from approximately $182,000 to $1,173,000.
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
Cash and Cash Equivalents. Liquid investments with an initial maturity of three months or less are classified as cash equivalents. Amounts in transit from title companies or closing agents for home closings of approximately $68.4 million and $107.1 million are included in cash and cash equivalents at September 30, 2018 and December 31, 2017, respectively.
Real Estate. Real estate is stated at cost unless the asset is determined to be impaired, at which point the inventory is written down to fair value as required by Accounting Standards Codification (“ASC”) 360-10, Property, Plant and Equipment (“ASC 360-10”). Inventory includes the costs of land acquisition, land development, home construction, capitalized interest, real estate taxes, capitalized direct overhead costs incurred during development and home construction that benefit the entire community, less impairments, if any. Land and development costs are typically allocated and transferred to homes under construction when construction begins. Home construction costs are accumulated on a per-home basis, while selling and marketing costs are expensed as incurred. Cost of home closings includes the specific construction costs of the home and all related allocated land acquisition, land development and other common costs (both incurred and estimated to be incurred) that are allocated based upon the total number of homes expected to be closed in each community or phase. Any changes to the estimated total development costs of a community or phase are allocated to the remaining homes in that community or phase. When a home closes, we may have incurred costs for goods and services that have not yet been paid. An accrued liability to capture such obligations is recorded in connection with the home closing and charged directly to Cost of home closings.
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
Deposits. Deposits paid for land options and purchase contracts are recorded and classified as Deposits on real estate under option or contract until the related land is purchased. Deposits are reclassified as a component of real estate inventory at the time the deposit is applied to the acquisition price of the land based on the terms of the underlying agreements. To the extent they are non-refundable, deposits are charged to expense if the land acquisition contract is terminated or no longer considered probable. Since our acquisition contracts typically do not require specific performance, we do not consider such contracts to be contractual obligations to purchase the land and our total exposure under such contracts is limited to the loss of the non-refundable deposits and any ancillary capitalized costs. Our deposits on real estate under option or contract were $49.9 million and $59.9 million as of September 30, 2018 and December 31, 2017, respectively.
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

The table below outlines our surety bond and letter of credit obligations (in thousands):

	As of
	September 30, 2018		December 31, 2017
	Outstanding	Estimated work remaining to complete	Outstanding	Estimated work remaining to complete
Sureties:
Sureties related to owned projects and lots under contract	$353,125	$169,702	$296,387	$120,320
Total Sureties	$353,125	$169,702	$296,387	$120,320
Letters of Credit (“LOCs”):
LOCs for land development	72,419	N/A	70,922	N/A
LOCs for general corporate operations	3,750	N/A	3,750	N/A
Total LOCs	$76,169	N/A	$74,672	N/A
Accrued Liabilities. Accrued liabilities at September 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	As of
	September 30, 2018	December 31, 2017
Accruals related to real estate development and construction activities	$70,874	$53,522
Payroll and other benefits	47,605	58,186
Accrued interest	33,881	15,369
Accrued taxes	8,676	14,067
Warranty reserves	22,864	23,328
Other accruals	16,545	16,604
Total	$200,445	$181,076
Warranty Reserves. We provide home purchasers with limited warranties against certain building defects and we have certain obligations related to those post-construction warranties for closed homes. The specific terms and conditions of these limited warranties vary by state, but overall the nature of the warranties include a complete workmanship and materials warranty typically during the first one to two years after the close of the home and a structural warranty that typically extends up to 10 years subsequent to the close of the home. With the assistance of an actuary, we have estimated the reserves for the structural warranty based on the number of homes still under warranty and historical data and trends for our communities. We also use industry data with respect to similar product types and geographic areas in markets where our experience is incomplete to draw a meaningful conclusion. We regularly review our warranty reserves and adjust them, as necessary, to reflect changes in trends as information becomes available. Included in the warranty reserve balances at September 30, 2018 and December 31, 2017 reflected in the table below are case-specific reserves for three warranty matters related to (1) alleged stucco defects in Florida; (2) a potentially faulty solar component in various locations provided by a bankrupt manufacturer; and (3) a foundation design matter affecting a single community in Texas.
A summary of changes in our warranty reserves follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Balance, beginning of period	$23,659	$23,620	$23,328	$22,660
Additions to reserve from new home deliveries	4,092	4,366	11,645	12,491
Warranty claims	(4,887)	(3,554)	(12,109)	(10,719)
Adjustments to pre-existing reserves	—	—	—	—
Balance, end of period	$22,864	$24,432	$22,864	$24,432
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
We have received claims related to stucco installation from homeowners in certain Florida communities and we established reserves to cover our anticipated net exposure related to the repairs based on the information available to us. Our review of these stucco related matters is ongoing and our estimate of future costs of repairs is based on our judgment, various assumptions and internal data. Due to the degree of judgment and the potential for variability in our underlying assumptions and data, as we obtain additional information, we may revise our estimate. As of September 30, 2018, after taking into account potential recovery under our general liability insurance policies and potential recoveries from the contractors involved and their insurers, we believe our reserves are sufficient to cover the repairs related to the existing stucco claims. Additionally, we have received claims related to a foundation design matter affecting a single community in Texas requiring repairs to be made to homes within that community. Our estimate of costs is ongoing and updated regularly as information becomes available to us.  As of September 30, 2018, taking into account sources of potential recovery from the consultant and contractors involved with the design and construction of the homes and their insurers as well as from our general liability insurer, we believe our reserves are sufficient to cover repairs and related claims. See Note 15 in the accompanying unaudited consolidated financial statements for additional information regarding both of these matters.
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
Recent Accounting Pronouncements.
In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract ("ASU 2018-15"), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 is effective for us beginning January 1, 2020. ASU 2018-15 is required to be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We are currently evaluating the impact adopting this guidance will have on our financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"), which modifies the disclosure requirements of fair value measurements. ASU 2018-13 is effective for us beginning January 1, 2020. Certain disclosures are required to be applied on a retrospective basis and others on a prospective basis. We are currently evaluating the impact adopting this guidance will have on our financial statement disclosures.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment ("ASU 2017-04"), which simplifies the accounting for goodwill impairments by eliminating the second step of the goodwill impairment test. Under the new guidance, an impairment loss will reflect the amount by which the carrying amount of a reporting unit exceeds its fair value, not to exceed the carrying amount of goodwill.

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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"), which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases with lease terms of greater than twelve months on their balance sheets. ASU 2016-02 will be effective for us beginning January 1, 2019. ASU 2016-02 requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements ("ASU 2018-11"), which provides entities with an additional transition method that allows entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings while continuing to present all prior periods under the previous lease accounting guidance. Also in July 2018, the FASB issued Accounting Standards Update No. 2018-10, Codification Improvements to Topic 842, Leases (“ASU 2018-10”), which provides clarification about the proper implementation of several topics in ASU 2016-02. We are in the process of evaluating our population of leases and related systems and internal control considerations. Our consolidated balance sheets will be impacted by the recording of a right of use asset and associated lease liability for virtually all of our current operating leases, which is primarily comprised of office space leases. The liability will be equal to the present value of the remaining lease payments while the right-of-use asset will be based on the liability, subject to adjustment, such as for initial direct costs.  The right of use asset and lease liability are expected to have a gross-up impact on our consolidated balance sheets, however, we do not expect a material impact on our consolidated income statements.
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
The adoption of ASU 2014-09 did not have an impact on the amount or timing of our homebuilding revenues, although forfeited customer deposits, typically an immaterial amount on an annual basis, that were previously included in Other income, net are reported as Home closing revenue in our consolidated statements of operations effective January 1, 2018. Additionally, as a result of the adoption of ASU 2014-09, there was an immaterial adjustment to our opening balance of Retained earnings with respect to the timing of expenses resulting from ceasing the capitalization of certain selling costs we incur as part of the selling process. The majority of these previously capitalized costs were allocated to either Real estate or Property and equipment, net on our opening 2018 consolidated balance sheet, with an immaterial amount recognized as a cumulative effect adjustment to the opening balance of Retained earnings. See "Revenue Recognition" in this Note 1 for further information.
As of and for the three and nine months ended September 30, 2018 the adoption of ASU 2014-09 did not have a material impact on our balance sheet, net earnings, stockholders' equity or our statement of cash flows. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

NOTE 2 — REAL ESTATE AND CAPITALIZED INTEREST
Real estate consists of the following (in thousands):

	As of
	September 30, 2018	December 31, 2017
Homes under contract under construction (1)	$660,944	$566,474
Unsold homes, completed and under construction (1)	646,709	516,577
Model homes (1)	136,291	142,026
Finished home sites and home sites under development (2)	1,443,349	1,506,303
Total	$2,887,293	$2,731,380

(1)	Includes the allocated land and land development costs associated with each lot for these homes.

(2)
Includes raw land, land held for development and land held for sale, less impairments, if any. Land held for development primarily reflects land and land development costs related to land where development activity is not currently underway but is expected to begin in the future. For these parcels, we have chosen not to currently develop certain land holdings as they typically represent a portion or phases of a larger land parcel that we plan to build out over several years. We do not capitalize interest for inactive assets, and all ongoing costs of land ownership (i.e. property taxes, homeowner association dues, etc.) are expensed as incurred.

Subject to sufficient qualifying assets, we capitalize our development period interest costs incurred in connection with our real estate development and construction activities. Capitalized interest is allocated to active real estate when incurred and charged to cost of closings when the related property is delivered. A summary of our capitalized interest is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Capitalized interest, beginning of period	$84,443	$72,327	$78,564	$68,196
Interest incurred	21,545	21,024	63,788	58,199
Interest expensed	(53)	(1,116)	(233)	(3,561)
Interest amortized to cost of home and land closings	(17,871)	(15,462)	(54,055)	(46,061)
Capitalized interest, end of period	$88,064	$76,773	$88,064	$76,773
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
The table below presents a summary of our lots under option at September 30, 2018 (dollars in thousands):

	Projected Number of Lots	Purchase Price	Option/ Earnest Money Deposits–Cash
Purchase and option contracts recorded on balance sheet as Real estate not owned	212	$36,562	$3,886
Option contracts — non-refundable deposits, committed (1)	4,105	262,689	27,569
Purchase contracts — non-refundable deposits, committed (1)	5,925	191,356	16,753
Purchase and option contracts —refundable deposits, committed	1,375	71,916	987
Total committed	11,617	562,523	49,195
Purchase and option contracts — refundable deposits, uncommitted (2)	15,041	406,151	4,584
Total lots under contract or option	26,658	$968,674	$53,779
Total purchase and option contracts not recorded on balance sheet (3)	26,446	$932,112	$49,893	(4)

(1)	Deposits are non-refundable except if certain contractual conditions are not performed by the selling party.

(2)	Deposits are refundable at our sole discretion. We have not completed our acquisition evaluation process and we have not internally committed to purchase these lots.

(3)	Except for our specific performance contracts recorded on our balance sheet as Real estate not owned, none of our purchase or option contracts require us to purchase lots.

(4)	Amount is reflected on our consolidated balance sheet in Deposits on real estate under option or contract as of September 30, 2018.
Generally, our options to purchase lots remain effective so long as we purchase a pre-established minimum number of lots each month or quarter, as determined by the respective agreement. Although the pre-established number is typically structured to approximate our expected rate of home construction starts and sales absorptions, during a weakened homebuilding market, we may purchase lots at an absorption level that exceeds our sales and home starts pace in order to meet the pre-established minimum number of lots or we will work to restructure our original contract to include terms that more accurately reflect our revised orders pace expectations.
NOTE 4 - INVESTMENTS IN UNCONSOLIDATED ENTITIES
We may enter into land development joint ventures as a means of accessing larger parcels of land, expanding our market opportunities, managing our risk profile and leveraging our capital base. While purchasing land through a joint venture can be beneficial, currently we do not view joint ventures as critical to the success of our homebuilding operations. Based on the structure of each joint venture, it may or may not be consolidated into our results. Our joint venture partners are generally other homebuilders, land sellers or other real estate investors. We generally do not have a controlling interest in these ventures, which means our joint venture partners could cause the venture to take actions we disagree with, or fail to take actions we believe should be undertaken, including the sale of the underlying property to repay debt or recoup all or part of the partners' investments. As of September 30, 2018, we had three active equity-method land ventures.
As of September 30, 2018, we also participated in one mortgage joint venture, which is engaged in mortgage activities and provides services to both our homebuyers as well as other buyers. Our investment in this mortgage joint venture as of September 30, 2018 and December 31, 2017 was $1.7 million and $2.2 million, respectively.

Summarized condensed combined financial information related to unconsolidated joint ventures that are accounted for using the equity method was as follows (in thousands):

	As of
	September 30, 2018	December 31, 2017
Assets:
Cash	$7,817	$8,942
Real estate	56,808	55,552
Other assets	3,835	4,323
Total assets	$68,460	$68,817
Liabilities and equity:
Accounts payable and other liabilities	$6,514	$7,516
Notes and mortgages payable	26,798	25,194
Equity of:
Meritage (1)	14,690	14,521
Other	20,458	21,586
Total liabilities and equity	$68,460	$68,817

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$13,722	$9,593	$31,036	$30,622
Costs and expenses	(5,107)	(4,138)	(12,450)	(14,724)
Net earnings of unconsolidated entities	$8,615	$5,455	$18,586	$15,898
Meritage’s share of pre-tax earnings (1) (2)	$5,245	$3,398	$11,223	$10,648

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

(2)
Our share of pre-tax earnings is recorded in Earnings from financial services unconsolidated entities and other, net and Earnings/(loss) from other unconsolidated entities, net on our unaudited consolidated income statements and excludes joint venture profit related to lots we purchased from the joint ventures, if any. Such profit is deferred until homes are delivered by us and title passes to a homebuyer.

Our total investment in all of these joint ventures is $16.3 million and $17.1 million as of September 30, 2018 and December 31, 2017, respectively. We believe these ventures are in compliance with their respective debt agreements, if applicable, and such debt is non-recourse to us.

NOTE 5 — LOANS PAYABLE AND OTHER BORROWINGS
Loans payable and other borrowings consist of the following (in thousands):

	As of
	September 30, 2018	December 31, 2017
Other borrowings, real estate notes payable (1)	$16,669	$17,354
$780 million unsecured revolving credit facility with interest approximating LIBOR (approximately 2.26% at September 30, 2018) plus 1.75% or Prime (5.25% at September 30, 2018) plus 0.75%	—	—
Total	$16,669	$17,354

(1)	Reflects balance of non-recourse notes payable in connection with land purchases, with interest rates ranging from 0% to 8%.
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
We had no outstanding borrowings under the Credit Facility as of September 30, 2018 or December 31, 2017. During the nine months ended September 30, 2018, we had $285.0 million in gross borrowings and repayments. During the nine months ended September 30, 2017, we had $320.0 million of gross borrowings and $310.0 million of repayments. As of September 30, 2018, we had outstanding letters of credit issued under the Credit Facility totaling $76.2 million, leaving $703.8 million available under the Credit Facility to be drawn.
NOTE 6 — SENIOR NOTES, NET
Senior notes, net consist of the following (in thousands):

	As of
	September 30, 2018	December 31, 2017
4.50% senior notes due 2018	$—	$175,000
7.15% senior notes due 2020. At September 30, 2018 and December 31, 2017 there was approximately $853 and $1,280 in net unamortized premium, respectively.	300,853	301,280
7.00% senior notes due 2022	300,000	300,000
6.00% senior notes due 2025. At September 30, 2018 there was approximately $5,523 in net unamortized premium. (1)	405,523	200,000
5.125% senior notes due 2027	300,000	300,000
Net debt issuance costs	(11,322)	(9,830)
Total	$1,295,054	$1,266,450

(1)	$200.0 million of the total $400.0 million 6.00% Senior Notes due 2025 outstanding at September 30, 2018 was issued at par and had no unamortized premium.
In March 2018, the Company completed an offering of $200.0 million aggregate principal amount of 6.00% Senior Notes due 2025 (the "Additional Notes"). The Additional Notes were issued as an add-on to the existing $200.0 million of 6.00% Senior Notes due 2025 that were issued in June 2015 which resulted in a combined $400.0 million aggregate principal amount of 6.00% Senior Notes due 2025 outstanding as of September 30, 2018. The Additional Notes were issued at a premium of 103% of the principal amount and the net proceeds were used to repay outstanding borrowings under the Credit Facility, which included borrowings used for the redemption of the Company's $175.0 million of 4.50% Senior Notes that were due to mature on March 1, 2018.

The indentures for all of our senior notes contain covenants including, among others, limitations on the amount of secured debt we may incur, and limitations on sale and leaseback transactions and mergers. We believe we are in compliance with all such covenants as of September 30, 2018.
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

Financial Instruments: The fair value of our fixed-rate debt is derived from quoted market prices by independent dealers (level 2 inputs as per the discussion above) and is as follows (in thousands):

	As of
	September 30, 2018		December 31, 2017
	Aggregate Principal	Estimated Fair Value	Aggregate Principal	Estimated Fair Value
4.50% senior notes	N/A	N/A	$175,000	$175,228
7.15% senior notes	$300,000	$314,250	$300,000	$326,250
7.00% senior notes	$300,000	$322,500	$300,000	$337,500
6.00% senior notes	$400,000	$404,000	$200,000	$214,000
5.125% senior notes	$300,000	$276,390	$300,000	$305,250
Due to the short-term nature of other financial assets and liabilities, including our Loans payable and other borrowings, we consider the carrying amounts of our other short-term financial instruments to approximate fair value.

NOTE 8 — EARNINGS PER SHARE
Basic and diluted earnings per common share were calculated as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Basic weighted average number of shares outstanding	40,283	40,323	40,472	40,273
Effect of dilutive securities:
Convertible debt (1)	—	1,105	—	1,754
Unvested restricted stock	572	583	628	558
Diluted average shares outstanding	40,855	42,011	41,100	42,585
Net earnings as reported	$54,135	$42,550	$151,847	$107,702
Interest attributable to Convertible Notes, net of income taxes (1)	—	201	—	942
Net earnings for diluted earnings per share	$54,135	$42,751	$151,847	$108,644
Basic earnings per share	$1.34	$1.06	$3.75	$2.67
Diluted earnings per share (1)	$1.33	$1.02	$3.69	$2.55
Antidilutive stock not included in the calculation of diluted earnings per share	—	2	1	4

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
A summary of the carrying amount of goodwill follows (in thousands):

	West	Central	East	Financial Services	Corporate	Total
Balance at December 31, 2017	$—	$—	$32,962	$—	$—	$32,962
Additions	—	—	—	—	—	—
Impairments	—	—	—	—	—	—
Balance at September 30, 2018	$—	$—	$32,962	$—	$—	$32,962

NOTE 10 — STOCKHOLDERS’ EQUITY
A summary of changes in stockholders’ equity is presented below (in thousands):

	Nine Months Ended September 30, 2018
	(In thousands)
	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2017	40,331	$403	$584,578	$991,844	$1,576,825
Adoption of ASU 2014-09 (1)	—	—	—	(583)	(583)
Net earnings	—	—	—	151,847	151,847
Stock-based compensation expense	—	—	13,748	—	13,748
Issuance of stock	321	4	(4)	—	—
Share repurchases	(686)	(7)	(29,346)	—	(29,353)
Balance at September 30, 2018	39,966	$400	$568,976	$1,143,108	$1,712,484

(1)	Refer to Note 1 for additional information related to the adoption of ASU 2014-09.

	Nine Months Ended September 30, 2017
	(In thousands)
	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2016	40,031	$400	$572,506	$848,589	$1,421,495
Net earnings	—	—	—	107,702	107,702
Issuance of stock	295	3	(3)	—	—
Stock-based compensation expense	—	—	9,911	—	9,911
Balance at September 30, 2017	40,326	$403	$582,414	$956,291	$1,539,108

NOTE 11 — STOCK BASED AND DEFERRED COMPENSATION
We have two stock-based compensation plans, the Amended and Restated 2006 Stock Incentive Plan (the “2006 Plan”) and the Meritage Homes Corporation 2018 Stock Incentive Plan (the “2018 Plan"), collectively the "Stock Plans". The 2006 Plan was approved by our Board of Directors and adopted in 2006 and has been amended or restated from time to time. The 2018 Plan was approved by our Board of Directors and our stockholders and adopted in May 2018. Both plans are administered by our Board of Directors and allow for the grant of stock appreciation rights, restricted stock awards, restricted stock units, performance share awards and performance-based awards in addition to non-qualified and incentive stock options. The Stock Plans authorize awards to officers, key employees, non-employee directors and consultants. The 2006 Plan authorizes 5,350,000 shares of common stock to be awarded, of which 685,234 shares remain available for grant at September 30, 2018. Upon expiration of the 2006 Plan in May 2019, any available shares from expired, terminated or forfeited awards that remain under the 2006 Plan and prior plans will be available for grant under the 2018 Plan. The 2018 Plan authorizes 1,250,000 shares of stock to be awarded, of which 1,240,917 shares remain available at September 30, 2018. We believe that such awards provide a means of performance-based compensation to attract and retain qualified employees and better align the interests of our employees with those of our stockholders. Non-vested stock awards are usually granted with a five-year ratable vesting period for employees and with a three-year cliff vesting for both non-vested stock and performance-based awards granted to senior executive officers and non-employee directors.
Compensation cost related to time-based restricted stock awards is measured as of the closing price on the date of grant and is expensed, less forfeitures, on a straight-line basis over the vesting period of the award. Compensation cost related to performance-based restricted stock awards is also measured as of the closing price on the date of grant but is expensed in accordance with ASC 718-10-25-20, Compensation – Stock Compensation ("ASC 718"), which requires an assessment of probability of attainment of the performance target. As our performance targets are dependent on performance over a specified measurement period, once we determine that the performance target outcome is probable, the cumulative expense is recorded immediately with the remaining expense recorded on a straight-line basis through the end of the award vesting period. For the three and nine months ended September 30, 2018, stock compensation increased as compared to prior year partially due to a change in the compensation structure for certain executives to all performance-based equity grants. A portion of the performance-based restricted stock awards granted contain market conditions as defined by ASC 718. The guidance in ASC 718 requires that compensation expense for stock awards with market conditions be expensed based on a derived grant date fair value and expensed over the service period. We engage a third party to perform a valuation analysis on the awards containing market conditions and our associated expense with those awards is based on the derived fair value from that analysis and is being expensed straight-line over the service period of the awards. Below is a summary of compensation expense and stock award activity (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stock-based compensation expense	$4,761	$4,113	$13,737	$9,898
Non-vested shares granted	9,083	14,075	315,247	430,575
Performance-based non-vested shares granted	—	—	157,637	154,120
Restricted stock awards vested (includes performance-based awards)	2,710	5,780	321,422	295,544
The following table includes additional information regarding our Stock Plans (dollars in thousands):

	As of
	September 30, 2018	December 31, 2017
Unrecognized stock-based compensation cost	$22,742	$18,439
Weighted average years expense recognition period	2.46	2.48
Total equity awards outstanding (1)	1,308,289	1,269,657

(1)	Includes unvested restricted stock, performance-based awards (assuming 100% payout) and restricted stock units.

We also offer a non-qualified deferred compensation plan ("deferred compensation plan") to highly compensated employees in order to allow them additional pre-tax income deferrals above and beyond the limits that qualified plans, such as 401(k) plans, impose on highly compensated employees. We do not currently offer a contribution match on the deferred compensation plan. All contributions to the plan to date have been funded by the employees and, therefore, we have no associated expense related to the deferred compensation plan for the three and nine months ended September 30, 2018 or 2017, other than minor administrative costs.
NOTE 12 — INCOME TAXES
Components of the income tax provision are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Federal	$14,501	$18,890	$31,872	$49,678
State	2,773	2,015	7,759	6,049
Total	$17,274	$20,905	$39,631	$55,727

The effective tax rate for the three and nine months ended September 30, 2018 was 24.2% and 20.7%, respectively, and for the three and nine months ended September 30, 2017 was 32.9% and 34.1%, respectively. The lower 2018 effective tax rates reflect lower corporate tax rates as a result of the Tax Cuts and Jobs Act of 2017 (the "Tax Act") passed in December 2017. The lower year-to-date rate also reflects the impact from the President signing the Bipartisan Budget Act of 2018 in February 2018, which included a retroactive extension of the Internal Revenue Code ("IRC") §45L new energy efficient homes credit that had previously expired in 2016. This extension provision provides for a single year extension of energy tax credits for homes sold in 2017 that meet the qualification criteria. Under ASC 740, the effects of these tax credits were required to be recorded in 2018, based on the date of enactment, regardless of the retroactive treatment. Our tax rate for 2017 does not include energy credits, but was favorably impacted by the homebuilding manufacturing deduction, which was eliminated for 2018 under the Tax Act. We anticipate that with the completion of our 2017 income tax returns, future guidance and additional information and interpretations with respect to the Tax Act may cause us to further adjust the provisional amounts recorded as of December 31, 2017. In accordance with SEC Staff Accounting Bulletin No. 118, we will record such adjustments in the period that relevant guidance or additional information becomes available and our analysis is completed.
At September 30, 2018 and December 31, 2017, we have no unrecognized tax benefits. We believe that our current income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change. Our policy is to accrue interest and penalties on unrecognized tax benefits and include them in federal income tax expense.
We determine our deferred tax assets and liabilities in accordance with ASC 740-10, Income Taxes. We evaluate our deferred tax assets, including the benefit from net operating losses ("NOLs"), by jurisdiction to determine if a valuation allowance is required. Companies must assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. This assessment considers, among other matters, the nature, frequency and severity of cumulative losses, forecasts of future profitability, the length of statutory carry forward periods, experiences with operating losses and experiences of utilizing tax credit carry forwards and tax planning alternatives. We have no valuation allowance on our deferred tax assets and NOL carryovers at September 30, 2018.
At September 30, 2018, we had no remaining federal NOL carry forward or un-utilized federal tax credits. At September 30, 2018, and December 31, 2017 we had tax benefits for state NOL carry forwards of $1.8 million, net of federal benefit, that begin to expire in 2028.
At September 30, 2018, we have income taxes payable of $1.2 million, which primarily consists of current federal and state tax accruals, net of estimated tax payments and tax credits. This amount is recorded in Accrued liabilities on the accompanying unaudited balance sheet at September 30, 2018.
We conduct business and are subject to tax in the U.S. and several states. With few exceptions, we are no longer subject to U.S. federal, state, or local income tax examinations by taxing authorities for years prior to 2014.
The tax benefits from NOLs, built-in losses, and tax credits would be materially reduced or potentially eliminated if we experience an “ownership change” as defined under IRC §382. Based on our analysis performed as of September 30, 2018 we do not believe that we have experienced an ownership change. As a protective measure, our stockholders held a Special

Meeting of Stockholders on February 16, 2009 and approved an amendment to our Articles of Incorporation that restricts certain transfers of our common stock. The amendment is intended to help us avoid an unintended ownership change and thereby preserve the value of any tax benefit for future utilization.
NOTE 13 — SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
The following table presents certain supplemental cash flow information (in thousands):

	Nine Months Ended September 30,
	2018	2017
Cash paid during the year for:
Interest, net of interest capitalized	$(16,366)	$(14,454)
Income taxes	$46,348	$61,034
Non-cash operating activities:
Real estate not owned (decrease)/increase	$(2,302)	$39,793
Real estate acquired through notes payable	$12,799	$6,378
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

The following segment information is in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Homebuilding revenue (1):
West	$366,347	$373,708	$1,035,222	$1,055,086
Central	261,636	236,884	713,612	637,394
East	256,598	195,005	755,806	587,867
Consolidated total	$884,581	$805,597	$2,504,640	$2,280,347
Homebuilding segment operating income:
West	$34,671	$35,026	$88,854	$94,169
Central	24,319	26,404	64,162	63,524
East	14,682	4,954	40,605	12,675
Total homebuilding segment operating income	73,672	66,384	193,621	170,368
Financial services segment profit	6,321	5,514	16,192	15,361
Corporate and unallocated costs (2)	(11,343)	(9,264)	(28,017)	(24,809)
Earnings/(loss) from other unconsolidated entities, net	894	(91)	692	852
Interest expense	(53)	(1,116)	(233)	(3,561)
Other income, net (3)	1,918	2,028	9,223	5,218
Net earnings before income taxes	$71,409	$63,455	$191,478	$163,429

(1)	Homebuilding revenue includes the following land closing revenue, by segment, as outlined in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Land closing revenue:
West	$268	$—	$14,658	$11,800
Central	5,328	125	6,215	247
East	1,251	464	5,118	4,895
Total	$6,847	$589	$25,991	$16,942

(2)	Balance consists primarily of corporate costs and numerous shared service functions such as finance and treasury that are not allocated to the homebuilding or financial services reporting segments.

(3)	For the nine months ended September 30, 2018, Other income, net includes a favorable $4.8 million legal settlement from long-standing litigation related to a previous joint venture in Nevada.

	At September 30, 2018
	West		Central		East		Financial Services	Corporate and Unallocated		Total
Deposits on real estate under option or contract	$8,509		$15,269		$26,115		$—	$—		$49,893
Real estate	1,258,824		722,418		906,051		—	—		2,887,293
Investments in unconsolidated entities	8,162		6,413		—		—	1,719		16,294
Other assets	68,469	(1)	103,369	(2)	119,773	(3)	623	202,545	(4)	494,779
Total assets	$1,343,964		$847,469		$1,051,939		$623	$204,264		$3,448,259

(1)	Balance consists primarily of cash and property and equipment.

(2)	Balance consists primarily of development reimbursements from local municipalities and cash.

(3)	Balance consists primarily of real estate not owned, goodwill (see Note 9), property and equipment and cash.

(4)	Balance consists primarily of cash and our deferred tax asset.

	At December 31, 2017
	West		Central		East		Financial Services	Corporate and Unallocated		Total
Deposits on real estate under option or contract	$15,557		$21,309		$23,079		$—	$—		$59,945
Real estate	1,174,285		700,460		856,635		—	—		2,731,380
Investments in unconsolidated entities	7,833		6,999		—		—	2,236		17,068
Other assets	58,470	(1)	110,173	(2)	144,681	(3)	1,249	128,292	(4)	442,865
Total assets	$1,256,145		$838,941		$1,024,395		$1,249	$130,528		$3,251,258

(1)	Balance consists primarily of cash and property and equipment.

(2)	Balance consists primarily of development reimbursements from local municipalities and cash.

(3)	Balance consists primarily of real estate not owned, cash, and goodwill (see Note 9).

(4)	Balance consists primarily of cash and our deferred tax asset.
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
As discussed in Note 1 under the heading “Warranty Reserves”, we have case specific reserves within our $22.9 million of total warranty reserves related to a foundation design matter affecting a single community in Texas. In addition to the repairs required to be made to homes within that community, we have been named as a defendant in several lawsuits filed by homeowners in that community. As of September 30, 2018, the claim we made for this matter under our general liability insurance policies has initially been denied, which we vehemently disagree with and have disputed with our insurance carrier. We regularly review our reserves, and adjust them, as necessary to reflect changes as more information becomes available. As of September 30, 2018, taking into account sources of potential recovery from the consultant and contractors involved with the design and construction of these homes and their insurers as well as from our general liability insurer, we believe our reserves are sufficient to cover repairs and related claims.
Also included within our case specific reserves and as discussed in Note 1 under the heading “Warranty Reserves” are reserves for alleged stucco defects in homes in certain Florida communities we developed prior to 2016. We are involved in legal proceedings relating to such stucco defects. Our review of these stucco related matters is ongoing and our estimate of and reserve for future costs of repairs is based on our judgment, various assumptions and internal data. Due to the degree of judgment and the potential for variability in our underlying assumptions and data, as we obtain additional information, we may revise our estimate and thus our related reserves. As of September 30, 2018, after considering potential recovery under our general liability insurance policies and potential recoveries from the contractors involved and their insurers, we believe our reserves are sufficient to cover the existing stucco related repairs and claims.

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
The words “believe,” “expect,” “anticipate,” “forecast,” “plan,” “intend,” "may," "will," "should," "could," “estimate,” “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. All statements we make other than statements of historical fact are forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Forward-looking statements in this Quarterly Report include: statements concerning trends and economic factors in the homebuilding industry in general, and our markets and results specifically; our operating strategy and initiatives, including our strategy to expand the number of communities that target the first-time buyer segment; demand and pricing trends in the short-term throughout our geographies; that we may opportunistically repurchase our debt and equity securities; the benefits of our land acquisition strategy and structures, including the use and the benefits of option contracts and joint ventures; that we expect to redeploy cash generated from operations to acquire and develop lot positions; our expectation that existing guarantees, letters of credit and performance and surety bonds will not be drawn on; the adequacy of our insurance coverage and warranty reserves; the expected outcome of legal proceedings we are involved in and the sufficiency of our reserves relating thereto; the sufficiency of our liquidity and capital resources to support our business strategy; our ability and willingness to acquire land under option or contract; our strategy and trends and expectations concerning sales prices, sales pace, closings, orders, cancellations, material and labor costs for land development and home construction, gross margins, gross profit, revenues, net earnings, operating leverage, backlog, land prices, changes in and location of active communities, and the amount, type and timing of new community openings; seasonality; our future cash needs; that we may seek to raise additional debt and equity capital; our intentions regarding the payment of dividends and the use of derivative contracts; our perceptions about the importance of joint ventures to our business; and the impact of changes in interest rates.
Important factors that could cause actual results to differ materially from those in forward-looking statements, and that could negatively affect our business include, but are not limited to, the following: the availability and cost of finished lots and undeveloped land; shortages in the availability and cost of labor; changes in interest rates and the availability and pricing of residential mortgages; changes in tax laws that adversely impact us or our homebuyers; inflation in the cost of materials used to develop communities and construct homes; the success of strategic initiatives; the ability of our potential buyers to sell their existing homes; cancellation rates; the adverse effect of slow absorption rates; slowing in the growth of first-time homebuyers; competition; impairments of our real estate inventory; a change to the feasibility of projects under option or contract that could result in the write-down or write-off of earnest money or option deposits; our potential exposure to and impacts from natural disasters or severe weather conditions; home warranty and construction defect claims; failures in health and safety performance; our success in prevailing on contested tax positions; our ability to obtain performance and surety bonds in connection with our development work; the loss of key personnel; failure to comply with laws and regulations; our limited geographic diversification; fluctuations in quarterly operating results; our level of indebtedness; our ability to obtain financing if our credit ratings are downgraded; our ability to successfully integrate acquired companies and achieve anticipated benefits from these acquisitions; our compliance with government regulations; the effect of legislative and other governmental actions, orders, policies or initiatives that impact housing, labor availability, construction, mortgage availability, our access to capital, the cost of capital or the economy in general, or other initiatives that seek to restrain growth of new housing construction or similar measures; legislation relating to energy and climate change; the replication of our energy-efficient technologies by our competitors; our exposure to information technology failures and security breaches; negative publicity that affects our reputation; legislation related to tariffs; and other factors identified in documents filed by the Company with the Securities and Exchange Commission, including those set forth in this Form 10-Q and our Form 10-K for the year ended December 31, 2017 under the caption "Risk Factors," which can be found on our website.
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
The first nine months of 2018 have benefited from strong underlying economic and housing market fundamentals, evidenced by low unemployment levels, wage growth and a shortage in the supply of homes, particularly at entry-level price points. More recently, the pace of rising interest rates coupled with higher home sale prices has resulted in what markets are interpreting as a temporary pause in the homebuilding sector as potential buyers adjust to higher monthly mortgage payments and potentially adjust their buying expectations to a smaller, less expensive offering. With plentiful mortgage availability and improving economic metrics for most segments of the population and the meaningful re-entry of millennials into the home buying sector, we believe demand will continue for new homes but buyers will be primarily motivated by affordability. Homebuilders with attractive, lower price-point product in desirable locations should be poised to capture this pent-up demand as move-down and millennial buyers look to move into nicely appointed but affordable homes. While we believe the longer term economic data supports a continuation of the positive homebuilding cycle, the next several quarters may be choppy as the market absorbs the impact of increasing interest rates.
At Meritage, we continue to focus on our pivot to the first-time and first move-up buyer and our key strategic initiatives such as home closing gross margin improvement, selling, general and administrative cost control and community count stability. We believe the successful execution of these initiatives will position us to improve profitability, with our focus on the first-time and first move-up buyer. We have made considerable progress on these goals as one-third of our current communities are targeted to first-time buyers and those buyers represented more than 40% of our orders in the third quarter of 2018. We expect that growth to continue as we are opening an increased number of communities that target the first-time buyer. Our entry-level product is also attracting move-down buyers with select floor plans and price points that appeal to an age-targeted audience.
Summary Company Results
Our third quarter 2018 results delivered on several of our key strategic initiatives, with growth in our entry-level business and strong earnings performance. Total home closing revenue was $877.7 million for the three months ended September 30, 2018, an increase of $72.7 million over the corresponding prior year period, due to 193 additional homes closed. The increase in home closing revenue and consistent year-over-year home closing gross margin provided $12.9 million in additional home closing gross profit which, combined with a $1.1 million decrease in interest expense and a lower income tax provision, contributed to $54.1 million in net income for the three months ended September 30, 2018, a 27.2% improvement over the $42.6 million in the corresponding 2017 period. Third quarter 2018 earnings reflect a lower provision for income taxes due to a lower effective tax rate of 24.2% versus 32.9% in 2017 as a result of the Tax Act signed into law in December 2017, which resulted in a lower corporate tax rate. Similar to the third quarter performance, year-to-date results reflect $215.2 million in additional home closing revenue and $48.6 million higher home closing gross profit versus the nine months ended September 30, 2017. Higher gross profit combined with a $4.0 million increase in Other income, net and lower year-over-year interest expense led to net income of $151.8 million for the nine months ended September 30, 2018 compared to $107.7 million for the 2017 period.
On a consolidated basis, we experienced year over year growth in closings, both in units and value, for the three and nine months ended September 30, 2018 over the prior year. For the three months ended September 30, 2018, orders and order value declined by 2.5% and 6.5%, respectively, while those metrics in the nine month period increased by 4.4% and 2.3%, respectively, over the corresponding prior year period. We ended the third quarter of 2018 with 3,285 homes in backlog valued at $1.4 billion, declines of 1.4% and 3.0%, respectively, over September 30, 2017. The decline in year-over-year backlog is the result of the lower third quarter orders, while our average sales price on homes in backlog was down slightly stemming from our pivot to a higher concentration of entry-level product. The percentage of actively selling communities that target the first-time buyer grew to 33.3% in the third quarter of 2018, as compared to 26.0% in the prior year third quarter.
Company Positioning
We believe that the investments in our new communities, particularly those designed for the first-time homebuyer, and industry-leading innovation in energy-efficient product offerings and automation create a differentiated strategy that has aided us in our growth in the highly competitive new home market.
Our focus includes the following strategic initiatives:

•	Expanding the number of LiVE.NOW® communities that target the growing first-time homebuyer;

•	Improving the overall customer experience, most recently through a simplification of the customer purchase and selection processes;

•
Enhancing our website and sales offices through investments in technology. As of September 30, 2018 all of our LiVE.NOW communities feature interactive tools offering homebuyers the ability to search for available homes with their desired home features and based on their preferred availability or move-in dates;

•	Improving our home closing gross profit by growing revenue while managing costs, allowing us to better leverage our overhead; and

•	Actively and strategically acquire and develop land in key markets in order to maintain and grow our lot supply and active community count.
In order to maintain focus on growing our business, we also remain committed to the following:

•	Increasing orders and order pace through the use of our consumer and market research to ensure that we build homes that offer our buyers their desired features and amenities;

•	Expanding market share in our smaller markets;

•	Continuing to innovate and promote our energy efficiency program and our M.Connected® Automation Suite to create differentiation for the Meritage brand;

•	Managing construction efficiencies and cost increases through national and regional vendor relationships with a focus on quality construction and warranty management;

•
Generating additional working capital and maintaining adequate liquidity, most recently through a $200 million add-on to our existing $200.0 million of 6.00% Senior Notes due 2025 and through the expansion and extension of our Credit Facility;

•	Maximize returns to our shareholders, most recently through our share repurchase program; and

•	Promoting a positive environment for our employees in order to develop and motivate them and to minimize turnover and to maximize recruitment efforts.
Critical Accounting Policies
The accounting policies we deem most critical to us and that involve the most difficult, subjective or complex judgments include revenue recognition, valuation of real estate, goodwill, deferred tax assets and warranty reserves as well as the calculation of compensation cost relating to share-based payments. Other than the adoption of ASU 2014-09, as described in Note 1 in the accompanying unaudited consolidated financial statements, there have been no significant changes to our critical accounting policies during the nine months ended September 30, 2018 compared to those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our 2017 Annual Report on Form 10-K.

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

	Three Months Ended September 30,		Quarter over Quarter
	2018	2017	Change $	Change %
Home Closing Revenue
Total
Dollars	$877,734	$805,008	$72,726	9.0%
Homes closed	2,162	1,969	193	9.8%
Average sales price	$406.0	$408.8	$(2.9)	(0.7)%
West Region
Arizona
Dollars	$134,977	$141,249	$(6,272)	(4.4)%
Homes closed	411	424	(13)	(3.1)%
Average sales price	$328.4	$333.1	$(4.7)	(1.4)%
California
Dollars	$143,386	$154,731	$(11,345)	(7.3)%
Homes closed	206	261	(55)	(21.1)%
Average sales price	$696.0	$592.8	$103.2	17.4%
Colorado
Dollars	$87,716	$77,728	$9,988	12.8%
Homes closed	160	135	25	18.5%
Average sales price	$548.2	$575.8	$(27.5)	(4.8)%
West Region Totals
Dollars	$366,079	$373,708	$(7,629)	(2.0)%
Homes closed	777	820	(43)	(5.2)%
Average sales price	$471.1	$455.7	$15.4	3.4%
Central Region - Texas
Central Region Totals
Dollars	$256,308	$236,759	$19,549	8.3%
Homes closed	721	647	74	11.4%
Average sales price	$355.5	$365.9	$(10.4)	(2.9)%
East Region
Florida
Dollars	$105,902	$77,652	$28,250	36.4%
Homes closed	249	185	64	34.6%
Average sales price	$425.3	$419.7	$5.6	1.3%
Georgia
Dollars	$47,429	$29,019	$18,410	63.4%
Homes closed	139	95	44	46.3%
Average sales price	$341.2	$305.5	$35.8	11.7%
North Carolina
Dollars	$63,381	$48,129	$15,252	31.7%
Homes closed	165	107	58	54.2%
Average sales price	$384.1	$449.8	$(65.7)	(14.6)%
South Carolina
Dollars	$23,605	$25,164	$(1,559)	(6.2)%
Homes closed	69	74	(5)	(6.8)%
Average sales price	$342.1	$340.1	$2.0	0.6%
Tennessee
Dollars	$15,030	$14,577	$453	3.1%
Homes closed	42	41	1	2.4%
Average sales price	$357.9	$355.5	$2.3	0.7%
East Region Totals
Dollars	$255,347	$194,541	$60,806	31.3%
Homes closed	664	502	162	32.3%
Average sales price	$384.6	$387.5	$(3.0)	(0.8)%

	Nine Months Ended September 30,		Quarter over Quarter
	2018	2017	Chg $	Chg %
Home Closing Revenue
Total
Dollars	$2,478,649	$2,263,405	$215,244	9.5%
Homes closed	6,026	5,456	570	10.4%
Average sales price	$411.3	$414.8	$(3.5)	(0.8)%
West Region
Arizona
Dollars	$344,245	$382,814	$(38,569)	(10.1)%
Homes closed	1,052	1,139	(87)	(7.6)%
Average sales price	$327.2	$336.1	$(8.9)	(2.6)%
California
Dollars	$444,796	$427,095	$17,701	4.1%
Homes closed	643	702	(59)	(8.4)%
Average sales price	$691.8	$608.4	$83.4	13.7%
Colorado
Dollars	$231,523	$233,377	$(1,854)	(0.8)%
Homes closed	416	417	(1)	(0.2)%
Average sales price	$556.5	$559.7	$(3.1)	(0.6)%
West Region Totals
Dollars	$1,020,564	$1,043,286	$(22,722)	(2.2)%
Homes closed	2,111	2,258	(147)	(6.5)%
Average sales price	$483.5	$462.0	$21.4	4.6%
Central Region - Texas
Central Region Totals
Dollars	$707,397	$637,147	$70,250	11.0%
Homes closed	2,004	1,752	252	14.4%
Average sales price	$353.0	$363.7	$(10.7)	(2.9)%
East Region
Florida
Dollars	$329,156	$225,674	$103,482	45.9%
Homes closed	761	518	243	46.9%
Average sales price	$432.5	$435.7	$(3.1)	(0.7)%
Georgia
Dollars	$107,237	$74,860	$32,377	43.3%
Homes closed	316	223	93	41.7%
Average sales price	$339.4	$335.7	$3.7	1.1%
North Carolina
Dollars	$191,129	$164,596	$26,533	16.1%
Homes closed	488	370	118	31.9%
Average sales price	$391.7	$444.9	$(53.2)	(12.0)%
South Carolina
Dollars	$72,611	$75,085	$(2,474)	(3.3)%
Homes closed	211	217	(6)	(2.8)%
Average sales price	$344.1	$346.0	$(1.9)	(0.5)%
Tennessee
Dollars	$50,555	$42,757	$7,798	18.2%
Homes closed	135	118	17	14.4%
Average sales price	$374.5	$362.3	$12.1	3.3%
East Region Totals
Dollars	$750,688	$582,972	$167,716	28.8%
Homes closed	1,911	1,446	465	32.2%
Average sales price	$392.8	$403.2	$(10.3)	(2.6)%

	Three Months Ended September 30,		Quarter over Quarter
	2018	2017	Change $	Change %
Home Orders (1)
Total
Dollars	$715,089	$765,027	$(49,938)	(6.5)%
Homes ordered	1,828	1,874	(46)	(2.5)%
Average sales price	$391.2	$408.2	$(17.0)	(4.2)%
West Region
Arizona
Dollars	$112,185	$116,757	$(4,572)	(3.9)%
Homes ordered	347	348	(1)	(0.3)%
Average sales price	$323.3	$335.5	$(12.2)	(3.6)%
California
Dollars	$67,810	$124,339	$(56,529)	(45.5)%
Homes ordered	104	200	(96)	(48.0)%
Average sales price	$652.0	$621.7	$30.3	4.9%
Colorado
Dollars	$84,078	$55,459	$28,619	51.6%
Homes ordered	157	92	65	70.7%
Average sales price	$535.5	$602.8	$(67.3)	(11.2)%
West Region Totals
Dollars	$264,073	$296,555	$(32,482)	(11.0)%
Homes ordered	608	640	(32)	(5.0)%
Average sales price	$434.3	$463.4	$(29.0)	(6.3)%
Central Region - Texas
Central Region Totals
Dollars	$228,627	$213,241	$15,386	7.2%
Homes ordered	635	593	42	7.1%
Average sales price	$360.0	$359.6	$0.4	0.1%
East Region
Florida
Dollars	$94,089	$120,243	$(26,154)	(21.8)%
Homes ordered	231	269	(38)	(14.1)%
Average sales price	$407.3	$447.0	$(39.7)	(8.9)%
Georgia
Dollars	$32,459	$33,039	$(580)	(1.8)%
Homes ordered	89	102	(13)	(12.7)%
Average sales price	$364.7	$323.9	$40.8	12.6%
North Carolina
Dollars	$52,434	$59,976	$(7,542)	(12.6)%
Homes ordered	139	147	(8)	(5.4)%
Average sales price	$377.2	$408.0	$(30.8)	(7.5)%
South Carolina
Dollars	$21,448	$28,449	$(7,001)	(24.6)%
Homes ordered	65	86	(21)	(24.4)%
Average sales price	$330.0	$330.8	$(0.8)	(0.3)%
Tennessee
Dollars	$21,959	$13,524	$8,435	62.4%
Homes ordered	61	37	24	64.9%
Average sales price	$360.0	$365.5	$(5.5)	(1.5)%
East Region Totals
Dollars	$222,389	$255,231	$(32,842)	(12.9)%
Homes ordered	585	641	(56)	(8.7)%
Average sales price	$380.2	$398.2	$(18.0)	(4.5)%

(1)
Home orders for any period represent the aggregate sales price of all homes ordered, net of cancellations. We do not include orders contingent upon the sale of a customer’s existing home as a sales contract until the contingency is removed.

	Nine Months Ended September 30,		Quarter over Quarter
	2018	2017	Chg $	Chg %
Home Orders (1)
Total
Dollars	$2,595,881	$2,536,448	$59,433	2.3%
Homes ordered	6,436	6,162	274	4.4%
Average sales price	$403.3	$411.6	$(8.3)	(2.0)%
West Region
Arizona
Dollars	$401,063	$380,459	$20,604	5.4%
Homes ordered	1,222	1,148	74	6.4%
Average sales price	$328.2	$331.4	$(3.2)	(1.0)%
California
Dollars	$359,907	$480,694	$(120,787)	(25.1)%
Homes ordered	513	802	(289)	(36.0)%
Average sales price	$701.6	$599.4	$102.2	17.1%
Colorado
Dollars	$270,991	$214,532	$56,459	26.3%
Homes ordered	498	368	130	35.3%
Average sales price	$544.2	$583.0	$(38.8)	(6.7)%
West Region Totals
Dollars	$1,031,961	$1,075,685	$(43,724)	(4.1)%
Homes ordered	2,233	2,318	(85)	(3.7)%
Average sales price	$462.1	$464.1	$(1.9)	(0.4)%
Central Region - Texas
Central Region Totals
Dollars	$785,686	$719,656	$66,030	9.2%
Homes ordered	2,210	2,000	210	10.5%
Average sales price	$355.5	$359.8	$(4.3)	(1.2)%
East Region
Florida
Dollars	$343,293	$342,754	$539	0.2%
Homes ordered	814	791	23	2.9%
Average sales price	$421.7	$433.3	$(11.6)	(2.7)%
Georgia
Dollars	$125,293	$88,306	$36,987	41.9%
Homes ordered	346	270	76	28.1%
Average sales price	$362.1	$327.1	$35.1	10.7%
North Carolina
Dollars	$168,623	$187,683	$(19,060)	(10.2)%
Homes ordered	439	440	(1)	(0.2)%
Average sales price	$384.1	$426.6	$(42.4)	(10.0)%
South Carolina
Dollars	$80,774	$76,827	$3,947	5.1%
Homes ordered	233	224	9	4.0%
Average sales price	$346.7	$343.0	$3.7	1.1%
Tennessee
Dollars	$60,251	$45,537	$14,714	32.3%
Homes ordered	161	119	42	35.3%
Average sales price	$374.2	$382.7	$(8.4)	(2.2)%
East Region Totals
Dollars	$778,234	$741,107	$37,127	5.0%
Homes ordered	1,993	1,844	149	8.1%
Average sales price	$390.5	$401.9	$(11.4)	(2.8)%

	Three Months Ended September 30,
	2018		2017
	Ending	Average	Ending	Average
Active Communities
Total	264	258.5	250	253.5
West Region
Arizona	44	42.0	40	39.5
California	14	14.5	24	25.0
Colorado	20	19.5	9	9.5
West Region Totals	78	76.0	73	74.0
Central Region - Texas
Central Region Totals	92	91.0	93	92.5
East Region
Florida	30	30.0	29	29.5
Georgia	22	21.0	17	18.0
North Carolina	20	20.0	18	19.0
South Carolina	12	11.5	14	14.0
Tennessee	10	9.0	6	6.5
East Region Totals	94	91.5	84	87.0

	Nine Months Ended September 30,
	2018		2017
	Ending	Average	Ending	Average
Active Communities
Total	264	254.0	250	246.5
West Region
Arizona	44	41.0	40	41.0
California	14	17.0	24	26.0
Colorado	20	15.5	9	9.5
West Region Totals	78	73.5	73	76.5
Central Region - Texas
Central Region Totals	92	92.0	93	86.5
East Region
Florida	30	29.0	29	28.0
Georgia	22	20.5	17	17.0
North Carolina	20	18.5	18	17.5
South Carolina	12	12.5	14	14.5
Tennessee	10	8.0	6	6.5
East Region Totals	94	88.5	84	83.5

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cancellation Rates (1)
Total	17%	13%	14%	13%
West Region
Arizona	16%	12%	13%	12%
California	30%	19%	19%	14%
Colorado	19%	8%	13%	10%
West Region Totals	19%	14%	15%	13%
Central Region - Texas
Central Region Totals	16%	14%	15%	14%
East Region
Florida	15%	9%	11%	11%
Georgia	30%	12%	20%	16%
North Carolina	11%	8%	13%	8%
South Carolina	11%	11%	10%	11%
Tennessee	14%	14%	9%	13%
East Region Totals	17%	10%	13%	11%

(1)	Cancellation rates are computed as the number of canceled units for the period divided by the gross sales units for the same period.

	At September 30,		Quarter over Quarter
	2018	2017	Change $	Change %
Order Backlog (1)
Total
Dollars	$1,367,006	$1,408,801	$(41,795)	(3.0)%
Homes in backlog	3,285	3,333	(48)	(1.4)%
Average sales price	$416.1	$422.7	$(6.5)	(1.5)%
West Region
Arizona
Dollars	$176,843	$158,988	$17,855	11.2%
Homes in backlog	496	453	43	9.5%
Average sales price	$356.5	$351.0	$5.6	1.6%
California
Dollars	$138,274	$207,237	$(68,963)	(33.3)%
Homes in backlog	188	331	(143)	(43.2)%
Average sales price	$735.5	$626.1	$109.4	17.5%
Colorado
Dollars	$154,451	$135,239	$19,212	14.2%
Homes in backlog	281	224	57	25.4%
Average sales price	$549.6	$603.7	$(54.1)	(9.0)%
West Region Totals
Dollars	$469,568	$501,464	$(31,896)	(6.4)%
Homes in backlog	965	1,008	(43)	(4.3)%
Average sales price	$486.6	$497.5	$(10.9)	(2.2)%
Central Region - Texas
Central Region Totals
Dollars	$461,628	$437,243	$24,385	5.6%
Homes in backlog	1,226	1,179	47	4.0%
Average sales price	$376.5	$370.9	$5.7	1.5%
East Region
Florida
Dollars	$211,063	$233,534	$(22,471)	(9.6)%
Homes in backlog	499	526	(27)	(5.1)%
Average sales price	$423.0	$444.0	$(21.0)	(4.7)%
Georgia
Dollars	$68,605	$46,809	$21,796	46.6%
Homes in backlog	181	138	43	31.2%
Average sales price	$379.0	$339.2	$39.8	11.7%
North Carolina
Dollars	$74,405	$110,339	$(35,934)	(32.6)%
Homes in backlog	194	263	(69)	(26.2)%
Average sales price	$383.5	$419.5	$(36.0)	(8.6)%
South Carolina
Dollars	$43,678	$42,378	$1,300	3.1%
Homes in backlog	121	123	(2)	(1.6)%
Average sales price	$361.0	$344.5	$16.4	4.8%
Tennessee
Dollars	$38,059	$37,034	$1,025	2.8%
Homes in backlog	99	96	3	3.1%
Average sales price	$384.4	$385.8	$(1.3)	(0.3)%
East Region Totals
Dollars	$435,810	$470,094	$(34,284)	(7.3)%
Homes in backlog	1,094	1,146	(52)	(4.5)%
Average sales price	$398.4	$410.2	$(11.8)	(2.9)%

(1)	Our backlog represents net sales that have not closed.

Operating Results
Companywide. Home closing revenue increased by 9.0% to $877.7 million from 2,162 closings for the three months ended September 30, 2018 compared to $805.0 million from 1,969 closings during the same quarter of the prior year. This increase was driven entirely by a 9.8% increase in closing volume. Average sales prices on home closings are continuing to decline with a higher percentage of entry-level homes in our closing mix. Home orders declined by 2.5% to 1,828 homes valued at $715.1 million in the third quarter of 2018 as compared to 1,874 homes valued at $765.0 million in the third quarter of 2017. The reduction in orders was partially driven by a decrease in average active communities in California, which has historically delivered an orders pace in excess of the company average which contributed to the reduction in the Companywide orders pace in the third quarter of 2018 to 7.1 homes ordered per average community compared to 7.4 in the comparable 2017 quarter. Although average active community count was higher in the third quarter of 2018 than 2017, the 2018 count included several limited inventory communities near close out which impacted the decline in orders pace. We ended the quarter with 264 actively selling communities, a 5.6% increase over prior year.
For the nine months ended September 30, 2018, home closing units and revenue grew by 570 units and $215.2 million for ending home closing revenue of $2.5 billion on 6,026 closings, 9.5% and 10.4% higher, respectively, than the nine month period in 2017. Orders increased by 274 units and $59.4 million to 6,436 orders valued at $2.6 billion for the nine months ended September 30, 2018, 4.4% and 2.3% increases over prior year, respectively. We ended the quarter with 3,285 homes in backlog valued at $1.4 billion, reflecting a $41.8 million, or 3.0%, decrease from the third quarter of 2017 driven by a 48 unit decline and a 1.5% decrease in average sales price as a larger percentage of our backlog is from entry-level product.
West. During the third quarter of 2018, the West Region closed 777 homes and generated $366.1 million in home closing revenue compared to 820 homes and $373.7 million in the third quarter of 2017. The decrease in home closing revenue is due to a 5.2% decrease in home closing volume, partially offset by a 3.4% increase in average sales price. The reduction in closing volume was primarily related to California which had approximately one-third fewer communities open on average during 2018 compared to 2017. The decline in California community count was driven by strong demand that resulted in many communities selling out faster than anticipated in the first half of the year coupled with postponed community openings due primarily to a combination of municipal and weather-related delays resulting in a gap in replacement California communities. Despite our strong shift to first-time buyers in the Region, the higher average sales price in the third quarter of 2018 is the result of several high-priced communities in California contributing meaningfully to the closing mix in 2018 and we expect that sales prices will begin to temper. The Region ended the third quarter of 2018 with 608 orders valued at $264.1 million versus 640 homes valued at $296.6 million in the third quarter of 2017. The 5.0% reduction in order volume in the West region is also the result of the close out of communities in California, which had the strongest orders pace in the Region for the first and second quarters of 2018. We opened seven communities throughout the Region in the third quarter of 2018 and we anticipate opening over twenty new West Region communities in the next two quarters, with approximately half of those targeted toward the first-time homebuyer.
Year-to-date results in the West Region were similar to that of the third quarter of 2018. The number and value of homes closed versus prior year declined by 6.5% and 2.2%, respectively, partially offset by a 4.6% increase in average sales price. Orders for the Region declined 3.7% year-to-date which resulted in a 4.1% decline in order value further impacted by a $1,900 decrease in average sales price. Orders pace was flat in the Region for the nine months ended September 30, 2018 compared to the prior year, however both closings and orders were impacted by a 3.9% decline year-to-date in average community count. The Region ended the quarter with 965 homes in backlog valued at $469.6 million, 4.3% and 6.4% declines from prior year, respectively, with a 2.2% decline in average sales price.
Central. In the third quarter of 2018, the Central Region, made up of our Texas markets, closed 721 homes and generated $256.3 million in home closing revenue, improvements of 11.4% and 8.3%, respectively, leading to year-over-year home closing revenue growth of $19.5 million. For the third quarter of 2018, the Region had 635 orders valued at $228.6 million compared to 593 units valued at $213.2 million in the prior year quarter, 7.1% and 7.2% increases, respectively. We continue to see solid demand trends in the Central Region, evidenced by the year-over-year growth in orders in the third quarter of 2018 when compared to a strong third quarter in 2017. Order volume improved despite a 1.6% decrease in average community count as a result of the higher orders pace of 7.0 homes per average community compared to 6.4 homes in the prior year third quarter. We are responding to the entry-level demand in this Region with a strong transition to first-time buyer product offerings and we attribute the improved orders pace to that transition. As of September 30, 2018, more than one-third of our communities in the Region target the first-time homebuyer which demonstrated strong demand during the third quarter of 2018 with an orders pace of 8.2 compared to 6.2 for non-entry level communities in the Region.
We also saw overall improvements in the Region for the nine months ended September 30, 2018. Home closings and home closing revenue were up 14.4% and 11.0%, respectively, and orders and order value were up year-over-year by 10.5% and 9.2%, respectively. Orders pace and average active communities increased by 3.9% and 6.4%, respectively, for the nine months ended September 30, 2018 compared to the same period in the prior year. This improvement helped the Region end the quarter with 1,226 homes in backlog valued at $461.6 million, 4.0% and 5.6% increases over prior year, respectively.
East. During the three months ended September 30, 2018, the East Region generated the largest increase in closing volume and revenue in the Company delivering 664 closings and $255.3 million in home closing revenue, improvements of 32.3% and 31.3%, respectively, from the same period in 2017. The increase in closing volume was partially offset by a $3,000 decrease in average sales price resulting from our transition to offering more entry-level product. Orders and order volume in the East region declined by 8.7% and 12.9%, respectively, for the third quarter of 2018 with 585 units valued at $222.4 million compared to 641 units valued at $255.2 million in the prior year. The reduction in orders is primarily due to a 13.5% decline in orders pace partially offset by a 5.2% increase in average active communities. Third quarter orders in the Region were negatively impacted by weather as several of our markets were impacted by hurricane preparations in September which effectively shut down sales offices in certain locations for almost two weeks. In addition, orders were 14.1% lower in our Florida market in the third quarter of 2018 compared to the prior year primarily related to the sell-out of several high volume communities that were meaningful contributors to our 2017 results. Simplifying our business and improving our buyers' experiences through a strategic shift to product and communities that appeal to the first-time buyer has been a key strategic focus for us and we believe our results are reflective of that.
The year-to-date results of the East Region were similar to those of the third quarter, with 32.2% and 28.8% improvements in closing volume and revenue, respectively, compared to 2017 providing 1,911 closings and $750.7 million in home closing revenue for the nine month period ending September 30, 2018. The number and value of orders also improved by 8.1% and 5.0%, respectively, due to a 6.0% increase in average active communities and a 1.8% increase orders pace for the nine months ended September 30, 2018 compared to prior year. The Region ended the third quarter of 2018 with 1,094 units in backlog valued at $435.8 million, 4.5% and 7.3% decreases compared to the third quarter of 2017.
Land Closing Revenue and Gross (Loss)/Profit
From time to time, we may sell certain lots or land parcels to other homebuilders, developers or investors if we feel the sale will provide a greater economic benefit to us than continuing home construction or where we are looking to diversify our land positions in the specific geography. As a result of such sales, we recognized land closing revenue of $6.8 million and $0.6 million for the three months ending September 30, 2018 and 2017, respectively, and $26.0 million and $16.9 million for the nine months ended September 30, 2018 and 2017, respectively. We recognized a loss of $75,000 in the third quarter of 2018 compared to a loss of $1.1 million in the third quarter of 2017. Year to date land sales in 2018 resulted in a $2.0 million loss as compared to a $1.4 million gain in the prior year.
Other Operating Information (dollars in thousands)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	Dollars	Percent of Home Closing Revenue	Dollars	Percent of Home Closing Revenue	Dollars	Percent of Home Closing Revenue	Dollars	Percent of Home Closing Revenue
Home Closing Gross Profit (1)
Total	$158,592	18.1%	$145,658	18.1%	$442,437	17.8%	$393,836	17.4%

West	$65,796	18.0%	$67,225	18.0%	$179,631	17.6%	$181,692	17.4%

Central	$51,157	20.0%	$49,746	21.0%	$139,929	19.8%	$128,878	20.2%

East	$41,639	16.3%	$28,687	14.7%	$122,877	16.4%	$83,266	14.3%

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

Companywide. Home closing gross margin for the third quarter of 2018 remained flat with the same prior year period, and combined with higher home closing revenue, resulted in a $12.9 million increase in home closing gross profit. With improved demand and pricing power and the introduction of new, efficient product in the East region where our most notable improvements are, we have been successful in mitigating the impact of rising labor and commodity costs, particularly lumber. Margin growth has been a key initiative for us and we have had success managing price increases while also ensuring we are competitively priced to appeal to homebuyers. Third quarter 2018 gross margin includes a $2.6 million charge incurred to terminate a purchase agreement for land put under contract several years ago in California that is no longer consistent with our strategy. Gross margin adjusted for this charge was 18.4%, a 10 basis point improvement over prior period when adjusted for similar charges totaling $1.8 million and reflects a 10 basis point improvement from the second quarter of 2018. For the nine months ended September 30, 2018, home closing gross margin improved by 40 basis points which, combined with higher revenues, increased home closing gross profit by $48.6 million over the 2017 period.
West. Our West Region maintained an 18.0% home closing gross margin for the third quarter of 2018, flat with the 2017 period and a 20 basis point increase to 17.6% versus 17.4% for the nine months ended September 30, 2018 and 2017, respectively. We are making concerted efforts to maximize margins in the Region and have been successful with raising average sales prices in most markets to offset cost increases. Home closing gross margin for the third quarter of 2018 would have increased by 70 basis points to 18.7% after adjusting for the impact of the $2.6 million in contract termination costs mentioned previously. There were no comparable charges in the third quarter of the prior year in the Region. The West Region has benefited from the pivot to entry-level product which simplifies our product, generating construction and cost efficiencies.
Central. The Central Region produced the highest home closing gross margin in the company during the third quarter of 2018. Home closing gross margin of 20.0% for the quarter ending September 30, 2018 was down compared to 21.0% in the prior year. Year to date, the Region experienced similar results with a 40 basis point decline to 19.8% from 20.2% in the prior year. We were largely successful in maintaining pricing in alignment with labor, construction and land cost increases. The dip in margins during the three and nine months ended September 30, 2018 was due to the close out of a handful of communities with above-average margins that provided a higher volume of closings in the prior year.
East. The East Region experienced a 160 basis point improvement in year-over-year home closing gross margin in the three months ended September 30, 2018 of 16.3% versus 14.7% for the comparable 2017 period. Gross margin in the third quarter of 2017 was negatively impacted by 90 basis points related to $1.6 million in impairment and terminated project charges resulting in a 70 basis point improvement year-over-year with no such charges during the 2018 period. As a direct result of our strategic initiatives to improve profitability, we have experienced margin improvement throughout the Region as communities with our new product offerings begin to contribute more materially to the closing mix. The higher volume of closings and associated revenue in the Region helped leverage construction overhead costs to further improve margins. Similar to third quarter results, year-to-date home closing gross margin also achieved significant growth, improving by 210 basis points to 16.4% in 2018 versus 14.3% in 2017.
Financial Services Profit (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Financial services profit	$6,321	$5,514	$16,192	$15,361
Financial services profit represents the net profit of our financial services operations, including the operating profit generated by our wholly-owned title company, Carefree Title, as well as our portion of earnings from a mortgage joint venture. Financial services profit improved year over year due to higher closing volume.

Selling, General and Administrative Expenses and Other Expenses ($ in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Commissions and other sales costs
Dollars	$(60,282)	$(55,845)	$(173,857)	$(158,866)
Percent of home closing revenue	6.9%	6.9%	7.0%	7.0%
General and administrative expenses
Dollars	$(35,906)	$(31,636)	$(101,004)	$(90,849)
Percent of home closing revenue	4.1%	3.9%	4.1%	4.0%
Earnings/(loss) from other unconsolidated entities, net
Dollars	$894	$(91)	$692	$852
Interest expense
Dollars	$(53)	$(1,116)	$(233)	$(3,561)
Other income, net
Dollars	$1,918	$2,028	$9,223	$5,218
Provision for income taxes
Dollars	$(17,274)	$(20,905)	$(39,631)	$(55,727)
Commissions and Other Sales Costs. Commissions and other sales costs are comprised of internal and external commissions and related sales and marketing expenses such as advertising and sales office costs. These costs increased by $4.4 million for the three months ended September 30, 2018 versus 2017 and increased $15.0 million year to date as a result of increased closing volume. As a percentage of home closing revenue, commissions and other sales costs were flat at 6.9% and 7.0%, respectively, during the three and nine months ended September 30, 2018 and in the prior year periods.
General and Administrative Expenses. General and administrative expenses represent corporate and divisional overhead expenses such as salaries and bonuses, occupancy, insurance and travel expenses. For the three months ended September 30, 2018, general and administrative expenses were $35.9 million as compared to $31.6 million for the 2017 period. As a percentage of home closing revenue, these costs increased 20 basis points for the three month period ending September 30, 2018 to 4.1%, primarily the result of charges incurred to maintain self insurance reserves for health care benefits for our employees, to accelerate the reconfiguration of our design studios for our move-up communities and to roll-out new technology for our entry-level sales centers. For the nine months ended September 30, 2018 and 2017, general and administrative costs increased to 4.1% of home closing revenue, a 10 basis point increase from the prior year period for the same reasons noted for the third quarter. We continually strive to optimize overhead leverage through cost control efforts at both the corporate and divisional levels.
Earnings/(Loss) from Other Unconsolidated Entities, Net. Earnings/(loss) from other unconsolidated entities, net represents our portion of pre-tax earnings/(losses) from non-financial services joint ventures. Included in this amount is both the pass through of earnings/(losses) from the joint ventures' most recently available financial statements as well as any accrued expected earnings/(losses) for the periods presented that might not have been reflected in the joint ventures' financial statements provided to us. The three-month period ended September 30, 2018 reported earnings of $0.9 million compared to a slight loss of $0.1 million in the respective 2017 period. The nine-month periods ended September 30, 2018 and 2017 reported earnings of $0.7 million and $0.9 million, respectively.
Interest Expense. Interest expense is comprised of interest incurred, but not capitalized, on our senior notes, other borrowings, and our amended and restated unsecured revolving credit facility ("Credit Facility"). Despite a higher amount of interest incurred, interest expense decreased year over year in the third quarter to $53,000 in 2018 compared to $1.1 million in 2017 due to a higher balance of inventory that qualifies for interest capitalization. We experienced similar declines in year to date interest expense with $0.2 million in 2018 compared to $3.6 million in the prior year.
Other Income, Net. Other income, net, primarily consists of (i) sublease income, (ii) interest earned on our cash and cash equivalents, and (iii) payments and awards related to legal settlements. Beginning in 2018, forfeited homebuyer deposits are reflected in Home closing revenue resulting from the adoption of ASU 2014-09. These are reflected as Other income, net in 2017 results. For the three months ended September 30, 2018, Other income, net was flat with the prior year at $1.9 million versus $2.0 million in 2017. For the nine months ended September 30, 2018, Other income, net was $9.2 million compared to

$5.2 million in the 2017 period. Year to date 2018 results reflect a $4.8 million favorable settlement from long-standing litigation related to a previous joint venture in Nevada.
Income Taxes. Our effective tax rate was 24.2% and 32.9% for the three months ended September 30, 2018 and 2017, respectively, and 20.7% and 34.1% for the nine months ended September 30, 2018 and 2017, respectively. The reduced rates in 2018 are due to lower corporate rates under tax reform. In addition, the year-to-date rate was favorably impacted by the enactment of the Bipartisan Budget Act of 2018 in February 2018, which included a retroactive extension of the Internal Revenue Code §45L new energy efficient homes credit, which had previously expired in 2016. This extension provision provides for a single year extension of energy tax credits for homes sold in 2017 that meet the qualification criteria. In accordance with ASC 740, the effects of these tax credits were recorded in the first quarter of 2018, based on the date of enactment, regardless of the retroactive treatment. Our tax rate was favorably impacted in 2017 by the homebuilding manufacturing deduction, which was eliminated under tax reform for 2018.
Liquidity and Capital Resources
Overview
Our principal uses of capital in the first nine months of 2018 were acquisition and development of new and strategic lot positions, operating expenses, home construction and the payment of routine liabilities. We used funds generated by operations, and borrowings under our Credit Facility to meet our short-term working capital requirements. In addition, in the first nine months of 2018 we used the net proceeds of our new senior notes to pay off our maturing senior notes. We remain focused on acquiring desirable land positions, generating increasing margins in our homebuilding operations and maintaining a strong balance sheet to support future needs and growth, while leveraging land options where possible.
Operating Cash Flow Activities
During the nine months ended September 30, 2018, net cash provided by operations totaled $73.7 million compared to net cash used by operations of $174.4 million for the nine months ended September 30, 2017. Operating cash flows in 2018 and 2017 benefited from cash generated by net earnings of $151.8 million and $107.7 million, respectively, offset mainly by increases in real estate of $161.8 million and $336.1 million, respectively, reflecting land development and home construction spending.
Investing Cash Flow Activities
During the nine months ended September 30, 2018, net cash used in investing activities totaled $23.6 million as compared to $10.9 million for the same period in 2017. Cash used in investing activities in the first nine months of 2018 and 2017 is mainly attributable to the purchases of property and equipment of $23.8 million and $12.0 million for the 2018 and 2017 periods, respectively.

Financing Cash Flow Activities
During the nine months ended September 30, 2018, net cash used in financing activities totaled $15.0 million as compared to net cash provided by financing activities of $168.8 million for the same period in 2017. The net cash used in financing activities in 2018 reflects the $175.0 million repayment of our 4.50% senior notes along with the repurchase of $29.4 million of our common stock offset by $202.8 million in net proceeds received from our 6.00% bond issuance. Our 2017 results were mainly attributable to $296.0 million in net proceeds received from our 5.125% bond issuance offset partially by the redemption of our Convertible Notes.
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

During the nine months ended September 30, 2018, we closed 6,026 homes, purchased about 6,700 lots for $296.5 million, spent $296.7 million on land development and started construction on 7,081 homes. We primarily purchase undeveloped land or partially-finished lots requiring development dollars in order to bring them to a finished status ready for home construction. We exercise strict controls and believe we have a prudent strategy for Company-wide cash management, including those related to cash outlays for land and inventory acquisition and development. We ended the third quarter of 2018 with $205.8 million of cash and cash equivalents, an increase of $35.0 million from December 31, 2017.

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

On July 25, 2018, the Board of Directors approved a new stock repurchase program, authorizing the expenditure of up to $100.0 million to repurchase shares of our common stock, subject to certain price parameters. This program replaced the previously authorized program that was in place. There is no stated expiration for this program. The repurchases of the Company's shares may be made in the open market, in privately negotiated transactions, or otherwise. The timing and amount of repurchases, if any, will be determined by the Company's management at its discretion and be based on a variety of factors such as market price of the Company's common stock, corporate and contractual requirements, prevailing market and economic conditions and legal requirements. The share repurchase program may be modified, suspended or discontinued at any time. The Company intends to retire any shares repurchased. In the nine months ended September 30, 2018, we purchased and retired 685,997 shares of our common stock at an aggregate purchase price of $29.4 million and as of September 30, 2018, $70.6 million remained available under this program.

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
We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. Debt-to-capital and net debt-to-capital are calculated as follows (dollars in thousands):

	As of
	September 30, 2018	December 31, 2017
Notes payable and other borrowings	$1,311,723	$1,283,804
Stockholders’ equity	1,712,484	1,576,825
Total capital	$3,024,207	$2,860,629
Debt-to-capital (1)	43.4%	44.9%
Notes payable and other borrowings	$1,311,723	$1,283,804
Less: cash and cash equivalents	(205,762)	(170,746)
Net debt	1,105,961	1,113,058
Stockholders’ equity	1,712,484	1,576,825
Total net capital	$2,818,445	$2,689,883
Net debt-to-capital (2)	39.2%	41.4%

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

Credit Facility Covenants
Borrowings under the Credit Facility are unsecured but availability is subject to, among other things, a borrowing base. The Credit Facility also contains certain financial covenants, including (a) a minimum tangible net worth requirement of $1.1 billion (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings), and (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 60%. In addition, we are required to maintain either (i) an interest coverage ratio (EBITDA to interest expense, as defined therein) of at least 1.50 to 1.00 or (ii) liquidity (as defined therein) of an amount not less than our consolidated interest incurred during the trailing 12 months. We were in compliance with all Credit Facility covenants as of September 30, 2018. Our actual financial covenant calculations as of September 30, 2018 are reflected in the table below.

Financial Covenant (dollars in thousands):	Covenant Requirement	Actual
Minimum Tangible Net Worth	>$1,164,422	$1,672,781
Leverage Ratio	< 60%	37%
Interest Coverage Ratio (1)	> 1.50	4.66
Minimum Liquidity (1)	>$84,634	$909,593
Investments other than defined permitted investments	<$501,834	$16,294

(1)	We are required to meet either the Interest Coverage Ratio or Minimum Liquidity, but not both.
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
In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, we have developed and implemented disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, has reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Form 10-Q (the “Evaluation Date”). Based on such evaluation, management has concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective at a reasonable assurance level in ensuring that information that is required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
During the fiscal quarter covered by this Form 10-Q, there has not been any change in our internal control over financial reporting that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
We are involved in various routine legal and regulatory proceedings, including, without limitation, warranty claims and litigation and arbitration proceedings alleging construction defects. In general, the proceedings are incidental to our business, and most exposure is subject to and should be covered by warranty and indemnity obligations of our consultants and subcontractors. Additionally, some such claims are also covered by insurance. In addition to our warranty reserve, we have approximately $479,000 of total reserves not related to warranty or construction defect matters. See Note 1 and Note 15 of the accompanying unaudited consolidated financial statements for additional information related to construction defect and warranty related reserves. With respect to the majority of pending litigation matters, our ultimate legal and financial responsibility, if any, cannot be estimated with certainty and, in most cases, any potential losses related to these matters are not considered probable. Historically, most disputes regarding warranty claims are resolved prior to litigation.
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
Issuer Purchases of Equity Securities
On July 23, 2018, the Board of Directors approved a new stock repurchase program, authorizing the expenditure of up to $100.0 million to repurchase shares of our common stock, subject to certain price parameters. This program replaced the previously authorized program that was in place. There is no stated expiration for this program. The repurchases of the Company's shares may be made in the open market, in privately negotiated transactions, or otherwise. The timing and amount of repurchases, if any, will be determined by the Company's management at its discretion and be based on a variety of factors such as the market price of the Company's common stock, corporate and contractual requirements, prevailing market and economic conditions and legal requirements. The share repurchase program may be modified, suspended or discontinued at any time. As of September 30, 2018 there was $70.6 million available under this program to repurchase shares.

A summary of the Company's repurchase activity for the three months ended September 30, 2018 is as follows:

Period	Total Number of Shares Purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
July 1, 2018 - July 31, 2018	96,764	$42.72	96,764	$95,866,526
August 1, 2018 - August 31, 2018	543,835	$42.80	543,835	$72,592,822
September 1, 2018 - September 30, 2018	45,398	$42.86	45,398	$70,646,843
Total	685,997		685,997

Item 6.	Exhibits

Exhibit Number	Description	Page or Method of Filing
3.1	Restated Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3 of Form 8-K dated June 20, 2002

3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated September 15, 2004

3.1.2	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Proxy Statement for the Registrant's 2006 Annual Meeting of Stockholders

3.1.3	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix B of Proxy Statement for the Registrant's 2008 Annual Meeting of Stockholders

3.1.4	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Definitive Proxy Statement filed with the Securities and Exchange Commission on January 9, 2009

3.2	Amended and Restated Bylaws of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated May 10, 2017

31.1	Rule 13a-14(a)/15d-14(a) Certification of Steven J. Hilton, Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Hilla Sferruzza, Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Furnished herewith

101.0
The following financial statements from the Meritage Homes Corporation Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2018 were formatted in XBRL (Extensible Business Reporting Language); (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Income Statements, (iii) Unaudited Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERITAGE HOMES CORPORATION, a Maryland Corporation

By:	/s/ HILLA SFERRUZZA
Hilla Sferruzza Chief Financial Officer and Chief Accounting Officer (Duly Authorized Officer and Principal Financial Officer)

Date:	October 29, 2018

INDEX OF EXHIBITS

3.1	Restated Articles of Incorporation of Meritage Homes Corporation

3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.2	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.3	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.4	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.2	Amended and Restated Bylaws of Meritage Homes Corporation

31.1	Rule 13a-14(a)/15d-14(a) Certification of Steven J. Hilton, Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Hilla Sferruzza, Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.0
The following financial statements from the Meritage Homes Corporation Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2018 were formatted in XBRL (Extensible Business Reporting Language); (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Income Statements, (iii) Unaudited Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Consolidated Financial Statements.