Form 10-Q
period 2019-03-31
Meritage Homes CORP
filed 2019-04-29
CIK 833079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

Common shares outstanding as of April 25, 2019: 38,264,142

MERITAGE HOMES CORPORATION
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2019

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31, 2019	December 31, 2018
Assets
Cash and cash equivalents	$327,499	$311,466
Other receivables	79,990	77,285
Real estate	2,744,578	2,742,621
Deposits on real estate under option or contract	44,827	51,410
Investments in unconsolidated entities	15,661	17,480
Property and equipment, net	53,798	54,596
Deferred tax asset	25,939	26,465
Prepaids, other assets and goodwill	103,575	84,156
Total assets	$3,395,867	$3,365,479
Liabilities
Accounts payable	$124,562	$128,169
Accrued liabilities	189,763	177,862
Home sale deposits	29,171	28,636
Loans payable and other borrowings	13,785	14,773
Senior notes, net	1,295,515	1,295,284
Total liabilities	1,652,796	1,644,724
Stockholders’ Equity
Preferred stock, par value $0.01. Authorized 10,000,000 shares; none issued and outstanding at March 31, 2019 and December 31, 2018	—	—
Common stock, par value $0.01. Authorized 125,000,000 shares; 38,264,142 and 38,072,659 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	383	381
Additional paid-in capital	498,683	501,781
Retained earnings	1,244,005	1,218,593
Total stockholders’ equity	1,743,071	1,720,755
Total liabilities and stockholders’ equity	$3,395,867	$3,365,479
See accompanying notes to unaudited consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2019	2018
Homebuilding:
Home closing revenue	$698,650	$728,532
Land closing revenue	9,495	14,032
Total closing revenue	708,145	742,564
Cost of home closings	(582,188)	(604,202)
Cost of land closings	(9,129)	(15,242)
Total cost of closings	(591,317)	(619,444)
Home closing gross profit	116,462	124,330
Land closing gross profit/(loss)	366	(1,210)
Total closing gross profit	116,828	123,120
Financial Services:
Revenue	3,228	3,048
Expense	(1,504)	(1,484)
Earnings from financial services unconsolidated entities and other, net	2,978	2,656
Financial services profit	4,702	4,220
Commissions and other sales costs	(52,555)	(52,752)
General and administrative expenses	(33,566)	(30,893)
Interest expense	(4,085)	(136)
Other income, net	1,046	5,325
Earnings before income taxes	32,370	48,884
Provision for income taxes	(6,958)	(5,010)
Net earnings	$25,412	$43,874
Earnings per common share:
Basic	$0.66	$1.08
Diluted	$0.65	$1.07
Weighted average number of shares:
Basic	38,215	40,488
Diluted	38,849	41,140
See accompanying notes to unaudited consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net earnings	$25,412	$43,874
Adjustments to reconcile net earnings to net cash provided by/(used in) operating activities:
Depreciation and amortization	5,832	5,866
Stock-based compensation	5,861	5,209
Equity in earnings from unconsolidated entities	(2,174)	(2,610)
Distributions of earnings from unconsolidated entities	3,996	3,244
Other	1,827	2,301
Changes in assets and liabilities:
Increase in real estate	(1,753)	(87,732)
Decrease in deposits on real estate under option or contract	6,583	7,406
(Increase)/decrease in other receivables, prepaids and other assets	(1,654)	5,426
Decrease in accounts payable and accrued liabilities	(12,211)	(15)
Increase/(decrease) in home sale deposits	535	(298)
Net cash provided by/(used in) operating activities	32,254	(17,329)
Cash flows from investing activities:
Investments in unconsolidated entities	(1,110)	—
Purchases of property and equipment	(5,240)	(6,383)
Proceeds from sales of property and equipment	74	30
Maturities/sales of investments and securities	566	1,018
Payments to purchase investments and securities	(566)	(1,018)
Net cash used in investing activities	(6,276)	(6,353)
Cash flows from financing activities:
Repayment of loans payable and other borrowings	(988)	(2,197)
Repayment of senior notes	—	(175,000)
Proceeds from issuance of senior notes	—	206,000
Payment of debt issuance costs	—	(3,315)
Repurchase of shares	(8,957)	—
Net cash (used in)/provided by financing activities	(9,945)	25,488
Net increase in cash and cash equivalents	16,033	1,806
Cash and cash equivalents, beginning of period	311,466	170,746
Cash and cash equivalents, end of period	$327,499	$172,552
See Supplemental Disclosure of Cash Flow Information in Note 14.
See accompanying notes to unaudited consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION
Organization. Meritage Homes is a leading designer and builder of single-family homes. We primarily build in historically high-growth regions of the United States and offer a variety of homes that are designed to appeal primarily to first-time and first move-up buyers. We have homebuilding operations in three regions: West, Central and East, which are comprised of nine states: Arizona, California, Colorado, Texas, Florida, Georgia, North Carolina, South Carolina and Tennessee. We also operate a wholly-owned title company, Carefree Title Agency, Inc. ("Carefree Title"). Carefree Title's core business includes title insurance and closing/settlement services we offer to our homebuyers. Through our predecessors, we commenced our homebuilding operations in 1985. Meritage Homes Corporation was incorporated in 1988 in the state of Maryland.
Our homebuilding activities are conducted under the name of Meritage Homes in each of our homebuilding markets. In limited cases, we also offer luxury homes under the brand name of Monterey Homes in some markets. At March 31, 2019, we were actively selling homes in 260 communities, with base prices ranging from approximately $189,000 to $1,286,000.
Basis of Presentation. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2018. The consolidated financial statements include the accounts of Meritage Homes Corporation and those of our consolidated subsidiaries, partnerships and other entities in which we have a controlling financial interest, and of variable interest entities (see Note 3) in which we are deemed the primary beneficiary (collectively, “us”, “we”, “our” and “the Company”). Intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of our results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for the full fiscal year.
Cash and Cash Equivalents. Liquid investments with an initial maturity of three months or less are classified as cash equivalents. Amounts in transit from title companies or closing agents for home closings of approximately $51.1 million and $76.1 million are included in cash and cash equivalents at March 31, 2019 and December 31, 2018, respectively.
Real Estate. Real estate is stated at cost unless the asset is determined to be impaired, at which point the inventory is written down to fair value as required by Accounting Standards Codification (“ASC”) 360-10, Property, Plant and Equipment (“ASC 360-10”). Inventory includes the costs of land acquisition, land development, home construction, capitalized interest, real estate taxes, and capitalized direct overhead costs incurred during development, less impairments, if any. Land and development costs are typically allocated and transferred to homes under construction when construction begins. Home construction costs are accumulated on a per-home basis, while selling and marketing costs are expensed as incurred. Cost of home closings includes the specific construction costs of the home and all related allocated land acquisition, land development and other common costs (both incurred and estimated to be incurred) that are allocated based upon the total number of homes expected to be closed in each community or phase. Any changes to the estimated total development costs of a community or phase are allocated to the remaining homes in that community or phase. When a home closes, we may have incurred costs for goods and services that have not yet been paid. An accrued liability to capture such obligations is recorded in connection with the home closing and charged directly to Cost of home closings.
We rely on certain estimates to determine our construction and land development costs. Construction and land costs are comprised of direct and allocated costs, including estimated future costs. In determining these costs, we compile project budgets that are based on a variety of assumptions, including future construction schedules and costs to be incurred. It is possible that actual results could differ from budgeted amounts for various reasons, including construction and weather delays, labor or material shortages, increases in costs that have not yet been committed, changes in governmental requirements, or other unanticipated issues encountered during construction and development and other factors beyond our control. To address uncertainty in these budgets, we assess, update and revise project budgets on a regular basis, utilizing the most current information available to estimate home construction and land development costs.
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
Deposits. Deposits paid for land options and purchase contracts are recorded and classified as Deposits on real estate under option or contract until the related land is purchased. Deposits are reclassified as a component of real estate inventory at the time the deposit is applied to the acquisition price of the land based on the terms of the underlying agreements. To the extent they are non-refundable, deposits are charged to expense if the land acquisition contract is terminated or no longer considered probable. Since our acquisition contracts typically do not require specific performance, we do not consider such contracts to be contractual obligations to purchase the land and our total exposure under such contracts is limited to the loss of the non-refundable deposits and any ancillary capitalized costs. Our deposits on real estate under option or contract were $44.8 million and $51.4 million as of March 31, 2019 and December 31, 2018, respectively.
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
Off-Balance Sheet Arrangements - Joint Ventures. We may participate in land development joint ventures as a means of accessing larger parcels of land and lot positions, expanding our market opportunities, managing our risk profile and leveraging our capital base, although our participation in such ventures is currently very limited. See Note 5 for additional discussion of our investments in unconsolidated entities.
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

The table below outlines our surety bond and letter of credit obligations (in thousands):

	As of
	March 31, 2019		December 31, 2018
	Outstanding	Estimated work remaining to complete	Outstanding	Estimated work remaining to complete
Sureties:
Sureties related to owned projects and lots under contract	$369,832	$163,422	$339,221	$133,662
Total Sureties	$369,832	$163,422	$339,221	$133,662
Letters of Credit (“LOCs”):
LOCs for land development	65,521	N/A	70,287	N/A
LOCs for general corporate operations	3,750	N/A	3,750	N/A
Total LOCs	$69,271	N/A	$74,037	N/A
Accrued Liabilities. Accrued liabilities at March 31, 2019 and December 31, 2018 consisted of the following (in thousands):

	As of
	March 31, 2019	December 31, 2018
Accruals related to real estate development and construction activities	$55,205	$54,589
Payroll and other benefits	29,887	60,209
Accrued interest	33,746	13,296
Accrued taxes	10,875	7,548
Warranty reserves	23,213	24,552
Lease liability (1)	27,194	—
Other accruals	9,643	17,668
Total	$189,763	$177,862

(1)	Refer to Note 4 for additional information related to our leases.
Warranty Reserves. We provide home purchasers with limited warranties against certain building defects and we have certain obligations related to those post-construction warranties for closed homes. The specific terms and conditions of these limited warranties vary by state, but overall the nature of the warranties include a complete workmanship and materials warranty and a major mechanical warranty typically during the first one to two years after the close of the home and a structural warranty that typically extends up to 10 years subsequent to the close of the home. With the assistance of an actuary, we have estimated the reserves for the structural warranty based on the number of homes still under warranty and historical data and trends for our communities. We may use industry data with respect to similar product types and geographic areas in markets where our experience is incomplete to draw a meaningful conclusion. We regularly review our warranty reserves and adjust them, as necessary, to reflect changes in trends as information becomes available. Included in the warranty reserve balances at March 31, 2019 and December 31, 2018 reflected in the table below are case-specific reserves for two warranty matters related to (1) alleged stucco defects in Florida; and (2) a foundation design and performance matter affecting a single community in Texas.
A summary of changes in our warranty reserves follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Balance, beginning of period	$24,552	$23,328
Additions to reserve from new home deliveries	3,387	3,407
Warranty claims	(4,726)	(2,923)
Adjustments to pre-existing reserves	—	—
Balance, end of period	$23,213	$23,812
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
We have received claims related to stucco installation from homeowners in certain Florida communities and based on the information available to us we have established reserves to cover our anticipated net exposure related to these claims. Our review of these stucco related matters is ongoing and our estimate of future costs of repairs is based on our judgment, various assumptions and internal data. Due to the degree of judgment and the potential for variability in our underlying assumptions and data, as we obtain additional information, we may revise our estimate. As of March 31, 2019, after taking into account potential recovery under our general liability insurance policies and potential recoveries from the contractors involved and their insurers, we believe our reserves are sufficient to cover the repairs related to the existing stucco claims. Additionally, we have received claims related to a foundation design and performance matter affecting a single community in Texas requiring repairs to be made to homes within that community. Our repair efforts are ongoing and our estimate of costs to resolve this matter are updated regularly as progress is made. As of March 31, 2019, taking into account sources of future potential recovery from contractors involved with the design and construction of the homes and their insurers as well as from our general liability insurer, we believe our reserves are sufficient to cover repairs and related claims. See Note 16 in the accompanying unaudited consolidated financial statements for additional information regarding both of these matters.
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

•
Revenue from land sales is recognized when a significant down payment is received, title passes, and collectability of the receivable is reasonably assured, and we have no continuing involvement with the property, which is generally upon the close of escrow.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 amended the previous accounting standards for lease accounting and resulted in the requirement that lessees recognize leases with lease terms of greater than twelve months on their balance sheets. We adopted ASU 2016-02 on January 1, 2019 using a modified retrospective method and did not restate prior period financial statements. We elected the practical expedient package which allows us to carry forward our original assessment of whether contracts contained leases, lease classification and the initial direct costs. We also elected the practical expedient that allows lessees the option to account for lease and non-lease components together as a single component for all classes of underlying assets. The adoption of ASU 2016-02 resulted in a gross up on our consolidated balance sheet for right-of-use ("ROU") assets and lease liabilities of $20.5 million and $28.7 million, respectively, as of January 1, 2019. Our ROU assets are included in the Prepaids, other assets and goodwill line item and the corresponding lease obligations are included in the Accrued liabilities line item on our consolidated balance sheet. The adoption of ASU 2016-02 had no impact on our consolidated income statements.
NOTE 2 — REAL ESTATE AND CAPITALIZED INTEREST
Real estate consists of the following (in thousands):

	As of
	March 31, 2019	December 31, 2018
Homes under contract under construction (1)	$610,236	$480,143
Unsold homes, completed and under construction (1)	555,712	644,717
Model homes (1)	142,340	146,327
Finished home sites and home sites under development (2)	1,436,290	1,471,434
Total	$2,744,578	$2,742,621

(1)	Includes the allocated land and land development costs associated with each lot for these homes.

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

Subject to sufficient qualifying assets, we capitalize our development period interest costs incurred in connection with our real estate development and construction activities. Capitalized interest is allocated to active real estate when incurred and charged to cost of closings when the related property is delivered. A summary of our capitalized interest is as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Capitalized interest, beginning of period	$88,454	$78,564
Interest incurred	21,443	20,869
Interest expensed	(4,085)	(136)
Interest amortized to cost of home and land closings	(16,398)	(17,469)
Capitalized interest, end of period	$89,414	$81,828
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
The table below presents a summary of our lots under option at March 31, 2019 (dollars in thousands):

	Projected Number of Lots	Purchase Price	Option/ Earnest Money Deposits–Cash
Purchase and option contracts recorded on balance sheet as Real estate not owned	—	$—	$—
Option contracts — non-refundable deposits, committed (1)	3,620	244,783	27,493
Purchase contracts — non-refundable deposits, committed (1)	5,569	198,841	12,738
Purchase and option contracts —refundable deposits, committed	764	30,325	481
Total committed	9,953	473,949	40,712
Purchase and option contracts — refundable deposits, uncommitted (2)	9,567	335,126	4,115
Total lots under contract or option	19,520	$809,075	$44,827
Total purchase and option contracts not recorded on balance sheet (3)	19,520	$809,075	$44,827	(4)

(1)	Deposits are non-refundable except if certain contractual conditions are not performed by the selling party.

(2)	Deposits are refundable at our sole discretion. We have not completed our acquisition evaluation process and we have not internally committed to purchase these lots.

(3)	Except for our specific performance contracts recorded on our balance sheet as Real estate not owned, none of our purchase or option contracts require us to purchase lots.

(4)	Amount is reflected on our consolidated balance sheet in Deposits on real estate under option or contract as of March 31, 2019.
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
NOTE 4 - LEASES
We lease certain office space and equipment for use in our operations. We assess each of these contracts to determine whether the arrangement contains a lease as defined by ASC 842, Leases ("ASC 842"). In order to meet the definition of a lease under ASC 842, the contractual arrangement must convey to us the right to control the use of an identifiable asset for a period of time in exchange for consideration. We recognize lease expense for these leases on a straight-line basis over the lease term and combine lease and non-lease components for all leases. Some of our leases contain renewal options and in accordance with

ASC 842, our lease terms include those renewals only to the extent that they are reasonably certain to be exercised. The exercise of these lease renewal options is generally at our discretion. In accordance with ASC 842, the lease liability is equal to the present value of the remaining lease payments while the ROU asset is based on the lease liability, subject to adjustment, such as for lease incentives. Our leases do not provide a readily determinable implicit interest rate and therefore, we must estimate our incremental borrowing rate. In determining our incremental borrowing rate, we considered the lease period, market interest rates, current interest rates on our senior notes and the effects of collateralization.
Our lease population at March 31, 2019 is comprised of operating leases where we are the lessee and those leases are primarily real estate for office space for our corporate office, division offices and design centers, in addition to leases of certain equipment. As allowed by ASC 842, we adopted an accounting policy election to not record leases with lease terms of twelve months or less on the consolidated balance sheet.
Lease cost included in our consolidated income statements in General and administrative expenses and Commissions and other sales costs is in the table below (dollars in thousands). Our short-term lease costs and sublease income are de minimis.

Three Months Ended March 31, 2019
Operating lease cost	$1,777
ROU assets are classified within Prepaids, other assets and goodwill on our consolidated balance sheet, while lease liabilities are classified within Accrued liabilities on our consolidated balance sheet. The following table contains additional information about our leases (dollars in thousands):

At March 31, 2019
ROU assets	$19,140
Lease liabilities	$27,194
ROU assets obtained in exchange for new operating lease obligations (1)	$—
Non-cash lease expense	$1,168
Cash payments on lease liabilities	$1,876
Weighted-average remaining lease term	4.8 years
Weighted-average discount rate (incremental borrowing rate)	5.06%

(1)	No new lease commitments commenced during the three months ended March 31, 2019.

Maturities of our operating lease liabilities as of March 31, 2019 are as follows (in thousands):

Year ended December 31,
2019 (excluding the three months ended March 31, 2019)	$5,577
2020	6,843
2021	5,681
2022	5,077
2023	4,243
Thereafter	3,415
Total payments	30,836
Less: imputed interest	(3,642)
Present value of lease liabilities	$27,194

NOTE 5 - INVESTMENTS IN UNCONSOLIDATED ENTITIES
We may enter into land development joint ventures as a means of accessing larger parcels of land, expanding our market opportunities, managing our risk profile and leveraging our capital base. While purchasing land through a joint venture can be beneficial, currently we do not view joint ventures as critical to the success of our homebuilding operations. Based on the structure of each joint venture, it may or may not be consolidated into our results. Our joint venture partners are generally other homebuilders, land sellers or other real estate investors. We generally do not have a controlling interest in these ventures, which means our joint venture partners could cause the venture to take actions we disagree with or fail to take actions we believe should be undertaken, including the sale of the underlying property to repay debt or recoup all or part of the partners' investments. As of March 31, 2019, we had two active equity-method land ventures.
As of March 31, 2019, we also participated in one mortgage joint venture, which is engaged in mortgage activities and provides services to both our homebuyers as well as other buyers. Our investment in this mortgage joint venture as of March 31, 2019 and December 31, 2018 was $1.8 million and $2.8 million, respectively.
Summarized condensed combined financial information related to unconsolidated joint ventures that are accounted for using the equity method was as follows (in thousands):

	As of
	March 31, 2019	December 31, 2018
Assets:
Cash	$7,171	$9,595
Real estate	58,072	57,631
Other assets	3,489	3,644
Total assets	$68,732	$70,870
Liabilities and equity:
Accounts payable and other liabilities	$6,053	$8,682
Notes and mortgages payable	26,818	26,808
Equity of:
Meritage (1)	14,723	14,472
Other	21,138	20,908
Total liabilities and equity	$68,732	$70,870

	Three Months Ended March 31,
	2019	2018
Revenue	$8,998	$7,332
Costs and expenses	(6,116)	(3,935)
Net earnings of unconsolidated entities	$2,882	$3,397
Meritage’s share of pre-tax earnings (1) (2)	$2,174	$2,610

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

(2)
Our share of pre-tax earnings is recorded in Earnings from financial services unconsolidated entities and other, net and Other income, net on our unaudited consolidated income statements and excludes joint venture profit related to lots we purchased from the joint ventures, if any. Such profit is deferred until homes are delivered by us and title passes to a homebuyer.

Our total investment in all of these joint ventures is $15.7 million and $17.5 million as of March 31, 2019 and December 31, 2018, respectively. We believe these ventures are in compliance with their respective debt agreements, if applicable, and such debt is non-recourse to us. Subsequent to March 31, 2019 we sold our interest in one of our land joint ventures located in Arizona, reducing our Investments in unconsolidated entities balance by $7.3 million.
NOTE 6 — LOANS PAYABLE AND OTHER BORROWINGS
Loans payable and other borrowings consist of the following (in thousands):

	As of
	March 31, 2019	December 31, 2018
Other borrowings, real estate notes payable (1)	13,785	$14,773
$780.0 million unsecured revolving credit facility with interest approximating LIBOR (approximately 2.49% at March 31, 2019) plus 1.75% or Prime (5.50% at March 31, 2019) plus 0.75%	—	—
Total	$13,785	$14,773

(1)	Reflects balance of non-recourse non-interest bearing notes payable in connection with land purchases.
The Company entered into an amended and restated unsecured revolving credit facility ("Credit Facility") in 2014 that has been amended from time to time. In June 2018 the aggregate commitment was increased to $780.0 million, and the maturity date extended to July 2022. The accordion feature was refreshed permitting the size of the facility to increase to a maximum of $880.0 million, subject to certain conditions, including the availability of additional bank commitments. Borrowings under the Credit Facility are unsecured, but availability is subject to, among other things, a borrowing base. The Credit Facility also contains certain financial covenants, including (a) a minimum tangible net worth requirement of $1.1 billion (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings), and (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 60%. In addition, we are required to maintain either (i) an interest coverage ratio (EBITDA to interest expense, as defined therein) of at least 1.50 to 1.00 or (ii) liquidity (as defined therein) of an amount not less than our consolidated interest incurred during the trailing 12 months. We were in compliance with all Credit Facility covenants as of March 31, 2019.
We had no outstanding borrowings under the Credit Facility as of March 31, 2019 or December 31, 2018. During the three months ended March 31, 2019, we had no borrowings or repayments. During the three months ended March 31, 2018, we had $285.0 million of gross borrowings and repayments. As of March 31, 2019, we had outstanding letters of credit issued under the Credit Facility totaling $69.3 million, leaving $710.7 million available under the Credit Facility to be drawn.
NOTE 7 — SENIOR NOTES, NET
Senior notes, net consist of the following (in thousands):

	As of
	March 31, 2019	December 31, 2018
7.15% senior notes due 2020. At March 31, 2019 and December 31, 2018 there was approximately $569 and $711 in net unamortized premium, respectively.	300,569	300,711
7.00% senior notes due 2022	300,000	300,000
6.00% senior notes due 2025. At March 31, 2019 and December 31, 2018 there was approximately $5,114 and $5,318 in net unamortized premium, respectively.	405,114	405,318
5.125% senior notes due 2027	300,000	300,000
Net debt issuance costs	(10,168)	(10,745)
Total	$1,295,515	$1,295,284
The indentures for all of our senior notes contain covenants including, among others, limitations on the amount of secured debt we may incur, and limitations on sale and leaseback transactions and mergers. We believe we are in compliance with all such covenants as of March 31, 2019.
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
NOTE 8 — FAIR VALUE DISCLOSURES
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

Financial Instruments: The fair value of our fixed-rate debt is derived from quoted market prices by independent dealers (level 2 inputs as per the discussion above) and is as follows (in thousands):

	As of
	March 31, 2019		December 31, 2018
	Aggregate Principal	Estimated Fair Value	Aggregate Principal	Estimated Fair Value
7.15% senior notes	$300,000	$309,750	$300,000	$307,500
7.00% senior notes	$300,000	$320,250	$300,000	$309,750
6.00% senior notes	$400,000	$418,000	$400,000	$379,520
5.125% senior notes	$300,000	$290,910	$300,000	$255,750
Due to the short-term nature of other financial assets and liabilities, including our Loans payable and other borrowings, we consider the carrying amounts of our other short-term financial instruments to approximate fair value.
NOTE 9 — EARNINGS PER SHARE
Basic and diluted earnings per common share were calculated as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2019	2018
Basic weighted average number of shares outstanding	38,215	40,488
Effect of dilutive securities:
Unvested restricted stock	634	652
Diluted average shares outstanding	38,849	41,140
Net earnings	$25,412	$43,874
Basic earnings per share	$0.66	$1.08
Diluted earnings per share	$0.65	$1.07
Antidilutive stock not included in the calculation of diluted earnings per share	139	1

NOTE 10 — ACQUISITIONS AND GOODWILL
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

A summary of the carrying amount of goodwill follows (in thousands):

	West	Central	East	Financial Services	Corporate	Total
Balance at December 31, 2018	$—	$—	$32,962	$—	$—	$32,962
Additions	—	—	—	—	—	—
Balance at March 31, 2019	$—	$—	$32,962	$—	$—	$32,962
NOTE 11 — STOCKHOLDERS’ EQUITY
A summary of changes in stockholders’ equity is presented below (in thousands):

	Three Months Ended March 31, 2019
	(In thousands)
	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2018	38,073	$381	$501,781	$1,218,593	$1,720,755
Net earnings	—	—	—	25,412	25,412
Stock-based compensation expense	—	—	5,861	—	5,861
Issuance of stock	400	4	(4)	—	—
Share repurchases	(209)	(2)	(8,955)	—	(8,957)
Balance at March 31, 2019	38,264	$383	$498,683	$1,244,005	$1,743,071

	Three Months Ended March 31, 2018
	(In thousands)
	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2017	40,331	$403	$584,578	$991,844	$1,576,825
Adoption of ASU 2014-09	—	—	—	(583)	(583)
Net earnings	—	—	—	43,874	43,874
Issuance of stock	301	3	(3)	—	—
Stock-based compensation expense	—	—	5,216	—	5,216
Balance at March 31, 2018	40,632	$406	$589,791	$1,035,135	$1,625,332

NOTE 12 — STOCK BASED AND DEFERRED COMPENSATION
We have two stock-based compensation plans, the Amended and Restated 2006 Stock Incentive Plan (the “2006 Plan”) and the Meritage Homes Corporation 2018 Stock Incentive Plan (the “2018 Plan"), collectively the "Stock Plans". The 2006 Plan was approved by our Board of Directors and adopted in 2006 and has been amended or restated from time to time. The 2018 Plan was approved by our Board of Directors and our stockholders and adopted in May 2018. Both plans are administered by our Board of Directors and allow for the grant of stock appreciation rights, restricted stock awards, restricted stock units, performance share awards and performance-based awards in addition to non-qualified and incentive stock options. The Stock Plans authorize awards to officers, key employees, non-employee directors and consultants. The 2006 Plan authorizes 5,350,000 shares of common stock to be awarded, of which 701,163 shares remain available for grant at March 31, 2019. Upon expiration of the 2006 Plan in May 2019, any available shares from expired, terminated or forfeited awards that remain under the 2006 Plan and prior plans will be available for grant under the 2018 Plan. The 2018 Plan authorizes 1,250,000 shares of stock to be awarded, of which 776,809 shares remain available at March 31, 2019. We believe that such awards provide a means of performance-based compensation to attract and retain qualified employees and better align the interests of our employees with those of our stockholders. Non-vested stock awards are usually granted with a five-year ratable vesting period for employees and with a three-year cliff vesting for both non-vested stock and performance-based awards granted to senior executive officers and non-employee directors.
Compensation cost related to time-based restricted stock awards is measured as of the closing price on the date of grant and is expensed, less forfeitures, on a straight-line basis over the vesting period of the award. Compensation cost related to performance-based restricted stock awards is also measured as of the closing price on the date of grant but is expensed in accordance with ASC 718-10-25-20, Compensation – Stock Compensation ("ASC 718"), which requires an assessment of probability of attainment of the performance target. As our performance targets are dependent on performance over a specified measurement period, once we determine that the performance target outcome is probable, the cumulative expense is recorded immediately with the remaining expense recorded on a straight-line basis through the end of the award vesting period. A portion of the performance-based restricted stock awards granted to our executive officers contain market conditions as defined by ASC 718. The guidance in ASC 718 requires that compensation expense for stock awards with market conditions be expensed based on a derived grant date fair value and expensed over the service period. We engage a third party to perform a valuation analysis on the awards containing market conditions and our associated expense with those awards is based on the derived fair value from that analysis and is being expensed straight-line over the service period of the awards. Below is a summary of compensation expense and stock award activity (dollars in thousands):

	Three Months Ended March 31,
	2019	2018
Stock-based compensation expense	$5,861	$5,209
Non-vested shares granted	377,514	306,164
Performance-based non-vested shares granted	94,152	157,637
Restricted stock awards vested (includes performance-based awards)	400,323	301,575
The following table includes additional information regarding our Stock Plans (dollars in thousands):

	As of
	March 31, 2019	December 31, 2018
Unrecognized stock-based compensation cost	$28,410	$24,954
Weighted average years expense recognition period	2.95	2.24
Total equity awards outstanding (1)	1,356,443	1,301,745

(1)	Includes unvested restricted stock, performance-based awards (assuming 100% payout) and restricted stock units.

We also offer a non-qualified deferred compensation plan ("deferred compensation plan") to highly compensated employees in order to allow them additional pre-tax income deferrals above and beyond the limits that qualified plans, such as 401(k) plans, impose on highly compensated employees. We do not currently offer a contribution match on the deferred compensation plan. All contributions to the plan to date have been funded by the employees and, therefore, we have no associated expense related to the deferred compensation plan for the three months ended March 31, 2019 or 2018, other than minor administrative costs.
NOTE 13 — INCOME TAXES
Components of the income tax provision are as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Federal	$5,742	$2,946
State	1,216	2,064
Total	$6,958	$5,010

The effective tax rate for the three months ended March 31, 2019 and March 31, 2018 was 21.5% and 10.2%, respectively. The lower 2018 rate reflects the impact from the President signing the Bipartisan Budget Act of 2018 in February 2018, which included a retroactive extension of the Internal Revenue Code ("IRC") §45L new energy efficient homes credit that had previously expired in 2016. This extension provision provided for a single year extension of energy tax credits for homes sold in 2017 that met the qualification criteria. Under ASC 740, the effects of these tax credits were required to be recorded in 2018, based on the date of enactment, regardless of the retroactive treatment, resulting in a $6.3 million reduction of the federal tax provision in 2018. In the first quarter of 2019, we recorded a relatively minor tax benefit from our efforts to capture additional energy credits from 2016 and 2017. We also recorded a tax benefit from equity-based compensation for awards vested in the quarter. These tax benefits had a favorable impact on our 2019 effective tax rate.
At March 31, 2019 and December 31, 2018, we have no unrecognized tax benefits. We believe that our current income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change. Our policy is to accrue interest and penalties on unrecognized tax benefits and include them in federal income tax expense.
We determine our deferred tax assets and liabilities in accordance with ASC 740-10, Income Taxes. We evaluate our deferred tax assets, including the benefit from net operating losses ("NOLs"), by jurisdiction to determine if a valuation allowance is required. Companies must assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. This assessment considers, among other matters, the nature, frequency and severity of cumulative losses, forecasts of future profitability, the length of statutory carry forward periods, experiences with operating losses and experiences of utilizing tax credit carry forwards and tax planning alternatives. We have no valuation allowance on our deferred tax assets and NOL carryovers at March 31, 2019.
At March 31, 2019, we had no remaining federal NOL carry forward or un-utilized federal tax credits. At March 31, 2019, and December 31, 2018 we had tax benefits for state NOL carry forwards of $1.0 million, net of federal benefit, that begin to expire in 2028.
At March 31, 2019, we have income taxes payable of $4.3 million, which primarily consists of current federal and state tax accruals, net of estimated tax payments and tax credits. This amount is recorded in Accrued liabilities on the accompanying unaudited balance sheet at March 31, 2019.
We conduct business and are subject to tax in the U.S. and several states. With few exceptions, we are no longer subject to U.S. federal, state, or local income tax examinations by taxing authorities for years prior to 2014. We have one state income tax examination being conducted at this time and do not expect it to have a material outcome.
The tax benefits from NOLs, built-in losses, and tax credits would be materially reduced or potentially eliminated if we experience an “ownership change” as defined under IRC §382. Based on our analysis performed as of March 31, 2019 we do not believe that we have experienced an ownership change. As a protective measure, our stockholders held a Special Meeting of Stockholders on February 16, 2009 and approved an amendment to our Articles of Incorporation that restricts certain transfers of our common stock. The amendment is intended to help us avoid an unintended ownership change and thereby preserve the value of any tax benefit for future utilization.

NOTE 14 — SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
The following table presents certain supplemental cash flow information (in thousands):

	Three Months Ended March 31,
	2019	2018
Cash paid during the year for:
Interest, net of interest capitalized	$(16,907)	$(15,961)
Non-cash operating activities:
Real estate acquired through notes payable	$—	$1,697
NOTE 15 — OPERATING AND REPORTING SEGMENTS
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
The following segment information is in thousands:

	Three Months Ended March 31,
	2019	2018
Homebuilding revenue (1):
West	$272,966	$317,228
Central	191,606	191,870
East	243,573	233,466
Consolidated total	$708,145	$742,564
Homebuilding segment operating income:
West	$18,308	$21,121
Central	12,336	14,267
East	9,693	11,359
Total homebuilding segment operating income	40,337	46,747
Financial services segment profit	4,702	4,220
Corporate and unallocated costs (2)	(9,630)	(7,272)
Interest expense	(4,085)	(136)
Other income, net (3)	1,046	5,325
Net earnings before income taxes	$32,370	$48,884

(1)	Homebuilding revenue includes the following land closing revenue, by segment, as outlined in the table below:

	Three Months Ended March 31,
	2019	2018
Land closing revenue:
West	$—	$12,455
Central	—	125
East	9,495	1,452
Total	$9,495	$14,032

(2)	Balance consists primarily of corporate costs and numerous shared service functions such as finance and treasury that are not allocated to the homebuilding or financial services reporting segments.

(3)	For the three months ended March 31, 2018, Other income, net includes a favorable $4.8 million legal settlement from long-standing litigation related to a previous joint venture in Nevada.

	At March 31, 2019
	West		Central		East		Financial Services	Corporate and Unallocated		Total
Deposits on real estate under option or contract	$6,659		$12,999		$25,169		$—	$—		$44,827
Real estate	1,164,724		715,356		864,498		—	—		2,744,578
Investments in unconsolidated entities	7,481		6,375		—		—	1,805		15,661
Other assets	54,503	(1)	106,268	(2)	83,949	(3)	749	345,332	(4)	590,801
Total assets	$1,233,367		$840,998		$973,616		$749	$347,137		$3,395,867

(1)	Balance consists primarily of property and equipment and cash.

(2)	Balance consists primarily of development reimbursements from local municipalities and cash.

(3)	Balance consists primarily of goodwill (see Note 10), prepaid expenses and other assets and property and equipment.

(4)	Balance consists primarily of cash, prepaid expenses and other assets and our deferred tax asset.

	At December 31, 2018
	West		Central		East		Financial Services	Corporate and Unallocated		Total
Deposits on real estate under option or contract	$7,514		$13,870		$30,026		$—	$—		$51,410
Real estate	1,188,975		679,422		874,224		—	—		2,742,621
Investments in unconsolidated entities	8,320		6,396		—		—	2,764		17,480
Other assets	51,115	(1)	117,150	(2)	85,869	(3)	1,013	298,821	(4)	553,968
Total assets	$1,255,924		$816,838		$990,119		$1,013	$301,585		$3,365,479

(1)	Balance consists primarily of cash and property and equipment.

(2)	Balance consists primarily of development reimbursements from local municipalities and cash.

(3)	Balance consists primarily of goodwill (see Note 10), cash and property and equipment.

(4)	Balance consists primarily of cash.

NOTE 16 — COMMITMENTS AND CONTINGENCIES
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
As discussed in Note 1 under the heading “Warranty Reserves”, we have case specific reserves within our $23.2 million of total warranty reserves related to a foundation design and performance matter affecting a single community in Texas. In addition to the repairs required to be made to homes within that community, we have been named as a defendant in several lawsuits filed by homeowners in that community. As of March 31, 2019, the claim we made for this matter under our general liability insurance policies has initially been denied, which we disagree with and have disputed with our insurance carrier. We regularly review our reserves, and adjust them, as necessary to reflect changes as more information becomes available. As of March 31, 2019, taking into account sources of potential future recovery from the contractors involved with the design and construction of these homes and their insurers as well as from our general liability insurer, we believe our reserves are sufficient to cover repairs and related claims.
Also included within our case specific reserves are reserves for alleged stucco defects in homes in certain Florida communities we developed prior to 2016. We are involved in legal proceedings relating to such stucco defects. Our review of these stucco related matters is ongoing and our estimate of and reserve for future costs of repairs is based on our judgment, various assumptions and internal data. Due to the degree of judgment and the potential for variability in our underlying assumptions and data, as we obtain additional information, we may revise our estimate and thus our related reserves. As of March 31, 2019, after considering potential recoveries from the contractors involved and their insurers and the potential recovery under our general liability insurance policies, we believe our reserves are sufficient to cover the existing stucco related repairs and claims.

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
The words “believe,” “expect,” “anticipate,” “forecast,” “plan,” “intend,” "may," "will," "should," "could," “estimate,” “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. All statements we make other than statements of historical fact are forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Forward-looking statements in this Quarterly Report include: statements concerning trends and economic factors in the homebuilding industry in general, and our markets and results specifically; our operating strategy and initiatives, including our strategy to expand the number of communities that target the first-time and first move-up buyers; demand and pricing trends in the short-term throughout our geographies; that we may opportunistically repurchase our debt and equity securities; the benefits of our land acquisition strategy and structures, including the use and the benefits of option contracts and joint ventures; that we expect to redeploy cash generated from operations to acquire and develop lot positions; our expectation that existing guarantees, letters of credit and performance and surety bonds will not be drawn on; the adequacy of our insurance coverage and warranty reserves; the expected outcome of legal proceedings we are involved in and the sufficiency of our reserves relating thereto; the sufficiency of our liquidity and capital resources to support our business strategy; our ability and willingness to acquire land under option or contract; our strategy and trends and expectations concerning sales prices, sales pace, closings, orders, cancellations, material and labor costs for land development and home construction, gross margins, gross profit, revenues, net earnings, operating leverage, backlog, land prices, changes in and location of active communities, and the amount, type and timing of new community openings; seasonality; our future cash needs; that we may seek to raise additional debt and equity capital; our intentions regarding the payment of dividends and the use of derivative contracts; our perceptions about the importance of joint ventures to our business; and the impact of changes in interest rates.
Important factors that could cause actual results to differ materially from those in forward-looking statements, and that could negatively affect our business include, but are not limited to, the following: changes in interest rates and the availability and pricing of residential mortgages; legislation related to tariffs; the availability and cost of finished lots and undeveloped land; shortages in the availability and cost of labor; the success of strategic initiatives; the ability of our potential buyers to sell their existing homes; inflation in the cost of materials used to develop communities and construct homes; the adverse effect of slow absorption rates; impairments of our real estate inventory; cancellation rates; competition; changes in tax laws that adversely impact us or our homebuyers; a change to the feasibility of projects under option or contract that could result in the write-down or write-off of earnest or option deposits; our potential exposure to and impacts from natural disasters or severe weather conditions; home warranty and construction defect claims; failures in health and safety performance; our success in prevailing on contested tax positions; our ability to obtain performance and surety bonds in connection with our development work; the loss of key personnel; failure to comply with laws and regulations; our limited geographic diversification; fluctuations in quarterly operating results; our level of indebtedness; our ability to obtain financing if our credit ratings are downgraded; our ability to successfully integrate acquired companies and achieve anticipated benefits from these acquisitions; our compliance with government regulations; the effect of legislative and other governmental actions, orders, policies or initiatives that impact housing, labor availability, construction, mortgage availability, our access to capital, the cost of capital or the economy in general, or other initiatives that seek to restrain growth of new housing construction or similar measures; legislation relating to energy and climate change; the replication of our energy-efficient technologies by our competitors; our exposure to information technology failures and security breaches; negative publicity that affects our reputation; and other factors identified in documents filed by the Company with the Securities and Exchange Commission, including those set forth in this Form 10-Q and our Form 10-K for the year ended December 31, 2018 under the caption "Risk Factors," which can be found on our website.
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
The first quarter of 2019 reflected an improvement in home buying sentiment and activity for the entire homebuilding industry as buyers responded to increased affordability from the decline in interest rates and increased availability of affordable home offerings. We believe the demand seen so far in the spring selling season reflects the sustained positive macroeconomic factors in the economy with low unemployment levels, wage growth, and a shortage in the supply of new homes, particularly at entry-level price points. With the meaningful re-entry of millennials into the home buying market and the desire to downsize in the baby boomer generation, we believe demand for affordable new homes will outpace demand for other product offerings. Accordingly, homebuilders with attractive, lower price-point product in desirable locations should be poised to capture this demand for nicely appointed but reasonably priced homes, as buyers in this environment are primarily motivated by affordability.
At Meritage, we continue to demonstrate our commitment to the first-time and first move-up buyer through our focus on simplification and our key strategic initiatives such as home closing gross margin improvement, selling, general and administrative cost control and community count stability. We believe the successful execution of these initiatives will position us to improve profitability as we realize the benefits of our transition. We have made considerable progress as 35.8% of our active communities are targeted to first-time buyers and those buyers represented 44.7% of our orders in the first quarter of 2019, increases of 11.9% and 17.0%, respectively, over the first quarter of 2018 percentages. We expect to continue to deliver on our operational initiatives as we are opening an increasing number of communities that target the first-time as well as the first move-up buyer. We believe this strategy will allow us to achieve higher gross margins and better opportunities to leverage our overhead costs as we build and sell to the largest segments of the home buying population.
Summary Company Results
Our first quarter 2019 results reflect growth in our entry-level business and improved orders and closings compared to the prior year quarter. Total home closing revenue was $698.7 million for the three months ended March 31, 2019, with a 2.3% increase in the number of homes closed over the prior year period. Home closing revenue decreased $29.9 million compared to the first quarter of 2018 due to a $26,500 decrease in average sales price resulting from our shift in focus to the first-time and first move-up buyer in addition to incremental incentives offered in the latter half of the fourth quarter of 2018 and early in 2019 to help drive order volume. The decrease in home closing revenue and lower year-over-year home closing gross margin resulted in $7.9 million lower home closing gross profit which, combined with a $3.9 million increase in interest expense, a $4.3 million decrease in other income, net and a higher income tax provision, contributed to a 42.1% decline in net income of $25.4 million for the three months ended March 31, 2019 versus $43.9 million in the first quarter of 2018. Other income, net was favorably impacted in the first quarter of 2018 as a result of receiving a $4.8 million settlement from long-standing litigation with no comparable activity in the first quarter of 2019. Additionally, first quarter 2019 results reflect a higher provision for income taxes of 21.5% versus 10.2% in the first quarter of 2018 due to a cumulative retroactive extension of energy tax credits for homes closed in 2017 that was recorded in 2018.
On a consolidated basis, we experienced year-over-year growth in orders for the three months ended March 31, 2019 over the prior year. For the three months ended March 31, 2019, orders and order value improved by 7.3% and 1.5%, respectively to 2,530 orders valued at $977.0 million versus 2,358 orders valued at $962.8 million in the prior year. We ended the first quarter of 2019 with 3,198 homes in backlog valued at $1.3 billion, declines of 8.8% and 12.6%, respectively, over March 31, 2018. The decline in year-over-year backlog, despite the increase in orders, was due to a higher backlog conversion rate in the first quarter of 2019 as a result of closing more of our available spec inventory, consistent with our entry-level strategy.
Company Positioning
We believe that the investments in our new communities, particularly those designed for the first-time and first move-up homebuyer, and industry-leading innovation in our energy-efficient product offerings and automation create a differentiated strategy that has aided us in our success in the highly competitive new home market.

Our focus includes the following strategic initiatives:

•	Expanding the number of LiVE.NOW® communities that target the growing first-time homebuyer;

•	Improving the overall customer experience, most recently through a simplification of the customer sale and construction process and option selection process for move-up buyers at Studio M;

•	Demonstrating our commitment to innovation through a new fully-automated and secured digital loan pre-approval process available on our website;

•
Enhancing our website and sales offices through investments in technology. All of our LiVE.NOW® communities feature interactive technology tools offering homebuyers the ability to electronically search for available homes with their desired home features and based on their preferred availability or move-in dates;

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

•
Carefully managing our liquidity and a strong balance sheet, as we ended the quarter with $327.5 million in cash and cash equivalents and with a 42.9% debt-to-capital ratio and a 36.0% net debt-to-capital ratio;

•	Maximizing returns to our shareholders, most recently through our share repurchase program; and

•	Promoting a positive environment for our employees in order to develop and motivate them and to minimize turnover and to maximize recruitment efforts.
Critical Accounting Policies
The accounting policies we deem most critical to us and that involve the most difficult, subjective or complex judgments include revenue recognition, valuation of real estate, goodwill, warranty reserves and valuation of deferred tax assets. There have been no significant changes to our critical accounting policies during the three months ended March 31, 2019 compared to those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our 2018 Annual Report on Form 10-K.

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

	Three Months Ended March 31,		Quarter over Quarter
	2019	2018	Change $	Change %
Home Closing Revenue
Total
Dollars	$698,650	$728,532	$(29,882)	(4.1)%
Homes closed	1,765	1,725	40	2.3%
Average sales price	$395.8	$422.3	$(26.5)	(6.3)%
West Region
Arizona
Dollars	$98,454	$90,996	$7,458	8.2%
Homes closed	297	275	22	8.0%
Average sales price	$331.5	$330.9	$0.6	0.2%
California
Dollars	$85,837	$159,391	$(73,554)	(46.1)%
Homes closed	132	231	(99)	(42.9)%
Average sales price	$650.3	$690.0	$(39.7)	(5.8)%
Colorado
Dollars	$88,675	$54,386	$34,289	63.0%
Homes closed	169	94	75	79.8%
Average sales price	$524.7	$578.6	$(53.9)	(9.3)%
West Region Totals
Dollars	$272,966	$304,773	$(31,807)	(10.4)%
Homes closed	598	600	(2)	(0.3)%
Average sales price	$456.5	$508.0	$(51.5)	(10.1)%
Central Region - Texas
Central Region Totals
Dollars	$191,606	$191,745	$(139)	(0.1)%
Homes closed	543	542	1	0.2%
Average sales price	$352.9	$353.8	$(0.9)	(0.3)%
East Region
Florida
Dollars	$90,824	$112,787	$(21,963)	(19.5)%
Homes closed	226	260	(34)	(13.1)%
Average sales price	$401.9	$433.8	$(31.9)	(7.4)%
Georgia
Dollars	$42,139	$24,973	$17,166	68.7%
Homes closed	119	73	46	63.0%
Average sales price	$354.1	$342.1	$12.0	3.5%
North Carolina
Dollars	$56,541	$50,673	$5,868	11.6%
Homes closed	156	128	28	21.9%
Average sales price	$362.4	$395.9	$(33.4)	(8.4)%
South Carolina
Dollars	$19,582	$22,121	$(2,539)	(11.5)%
Homes closed	57	66	(9)	(13.6)%
Average sales price	$343.5	$335.2	$8.4	2.5%
Tennessee
Dollars	$24,992	$21,460	$3,532	16.5%
Homes closed	66	56	10	17.9%
Average sales price	$378.7	$383.2	$(4.5)	(1.2)%
East Region Totals
Dollars	$234,078	$232,014	$2,064	0.9%
Homes closed	624	583	41	7.0%
Average sales price	$375.1	$398.0	$(22.8)	(5.7)%

	Three Months Ended March 31,		Quarter over Quarter
	2019	2018	Change $	Change %
Home Orders (1)
Total
Dollars	$976,979	$962,796	$14,183	1.5%
Homes ordered	2,530	2,358	172	7.3%
Average sales price	$386.2	$408.3	$(22.2)	(5.4)%
West Region
Arizona
Dollars	$145,398	$153,161	$(7,763)	(5.1)%
Homes ordered	457	459	(2)	(0.4)%
Average sales price	$318.2	$333.7	$(15.5)	(4.6)%
California
Dollars	$108,474	$160,398	$(51,924)	(32.4)%
Homes ordered	167	219	(52)	(23.7)%
Average sales price	$649.5	$732.4	$(82.9)	(11.3)%
Colorado
Dollars	$105,248	$97,095	$8,153	8.4%
Homes ordered	204	175	29	16.6%
Average sales price	$515.9	$554.8	$(38.9)	(7.0)%
West Region Totals
Dollars	$359,120	$410,654	$(51,534)	(12.5)%
Homes ordered	828	853	(25)	(2.9)%
Average sales price	$433.7	$481.4	$(47.7)	(9.9)%
Central Region - Texas
Central Region Totals
Dollars	$306,265	$279,503	$26,762	9.6%
Homes ordered	870	809	61	7.5%
Average sales price	$352.0	$345.5	$6.5	1.9%
East Region
Florida
Dollars	$126,074	$112,670	$13,404	11.9%
Homes ordered	301	263	38	14.4%
Average sales price	$418.9	$428.4	$(9.5)	(2.2)%
Georgia
Dollars	$50,227	$50,870	$(643)	(1.3)%
Homes ordered	144	148	(4)	(2.7)%
Average sales price	$348.8	$343.7	$5.1	1.5%
North Carolina
Dollars	$82,985	$61,485	$21,500	35.0%
Homes ordered	230	157	73	46.5%
Average sales price	$360.8	$391.6	$(30.8)	(7.9)%
South Carolina
Dollars	$25,214	$28,674	$(3,460)	(12.1)%
Homes ordered	81	80	1	1.3%
Average sales price	$311.3	$358.4	$(47.1)	(13.2)%
Tennessee
Dollars	$27,094	$18,940	$8,154	43.1%
Homes ordered	76	48	28	58.3%
Average sales price	$356.5	$394.6	$(38.1)	(9.7)%
East Region Totals
Dollars	$311,594	$272,639	$38,955	14.3%
Homes ordered	832	696	136	19.5%
Average sales price	$374.5	$391.7	$(17.2)	(4.4)%

(1)
Home orders for any period represent the aggregate sales price of all homes ordered, net of cancellations. We do not include orders contingent upon the sale of a customer’s existing home as a sales contract until the contingency is removed.

	Three Months Ended March 31,
	2019		2018
	Ending	Average	Ending	Average
Active Communities
Total	260	266.0	253	248.5
West Region
Arizona	34	37.0	37	37.5
California	21	19.0	15	17.5
Colorado	23	21.5	17	14.0
West Region Totals	78	77.5	69	69.0
Central Region - Texas
Central Region Totals	84	89.5	97	94.5
East Region
Florida	32	31.5	28	28.0
Georgia	19	20.5	21	20.0
North Carolina	25	25.0	20	18.5
South Carolina	11	11.5	12	12.5
Tennessee	11	10.5	6	6.0
East Region Totals	98	99.0	87	85.0

	Three Months Ended March 31,
	2019	2018
Cancellation Rates (1)
Total	12%	14%
West Region
Arizona	11%	12%
California	15%	19%
Colorado	7%	8%
West Region Totals	11%	13%
Central Region - Texas
Central Region Totals	13%	16%
East Region
Florida	9%	11%
Georgia	12%	11%
North Carolina	10%	16%
South Carolina	21%	9%
Tennessee	8%	2%
East Region Totals	11%	11%

(1)	Cancellation rates are computed as the number of canceled units for the period divided by the gross sales units for the same period.

	At March 31,		Quarter over Quarter
	2019	2018	Change $	Change %
Order Backlog (1)
Total
Dollars	$1,295,295	$1,482,205	$(186,910)	(12.6)%
Homes in backlog	3,198	3,508	(310)	(8.8)%
Average sales price	$405.0	$422.5	$(17.5)	(4.1)%
West Region
Arizona
Dollars	$180,556	$181,979	$(1,423)	(0.8)%
Homes in backlog	503	510	(7)	(1.4)%
Average sales price	$359.0	$356.8	$2.1	0.6%
California
Dollars	$89,095	$223,982	$(134,887)	(60.2)%
Homes in backlog	126	306	(180)	(58.8)%
Average sales price	$707.1	$732.0	$(24.9)	(3.4)%
Colorado
Dollars	$120,115	$157,602	$(37,487)	(23.8)%
Homes in backlog	220	280	(60)	(21.4)%
Average sales price	$546.0	$562.9	$(16.9)	(3.0)%
West Region Totals
Dollars	$389,766	$563,563	$(173,797)	(30.8)%
Homes in backlog	849	1,096	(247)	(22.5)%
Average sales price	$459.1	$514.2	$(55.1)	(10.7)%
Central Region - Texas
Central Region Totals
Dollars	$488,009	$470,392	$17,617	3.7%
Homes in backlog	1,308	1,287	21	1.6%
Average sales price	$373.1	$365.5	$7.6	2.1%
East Region
Florida
Dollars	$200,182	$196,470	$3,712	1.9%
Homes in backlog	447	449	(2)	(0.4)%
Average sales price	$447.8	$437.6	$10.3	2.3%
Georgia
Dollars	$54,483	$76,358	$(21,875)	(28.6)%
Homes in backlog	148	226	(78)	(34.5)%
Average sales price	$368.1	$337.9	$30.2	8.9%
North Carolina
Dollars	$93,818	$107,578	$(13,760)	(12.8)%
Homes in backlog	251	272	(21)	(7.7)%
Average sales price	$373.8	$395.5	$(21.7)	(5.5)%
South Carolina
Dollars	$37,987	$42,027	$(4,040)	(9.6)%
Homes in backlog	113	113	—	—%
Average sales price	$336.2	$371.9	$(35.8)	(9.6)%
Tennessee
Dollars	$31,050	$25,817	$5,233	20.3%
Homes in backlog	82	65	17	26.2%
Average sales price	$378.7	$397.2	$(18.5)	(4.7)%
East Region Totals
Dollars	$417,520	$448,250	$(30,730)	(6.9)%
Homes in backlog	1,041	1,125	(84)	(7.5)%
Average sales price	$401.1	$398.4	$2.7	0.7%

(1)	Our backlog represents net sales that have not closed.

Operating Results
Companywide. In the first quarter of 2019, despite the lower number of homes in backlog entering the year, home closing volume improved by 2.3% to 1,765 closings valued at $698.7 million compared to 1,725 closings valued at $728.5 million in the corresponding prior year period. The increase in closings year-over-year was driven by improved backlog conversion due to selling and closing more speculative inventory homes in the first quarter of 2019 compared to the prior year. Home closing revenue decreased by 4.1% due to a $26,500 reduction in average sales price reflective of a higher percentage of entry-level homes in our closing mix related to our strategic transition to the first-time and first move-up homebuyers. Home order volume improved by 7.3% to 2,530 homes valued at $977.0 million in the first quarter of 2019 as compared to 2,358 homes valued at $962.8 million in the first quarter of 2018. The improvement in orders was primarily aided by a 7.0% increase in average active communities in the first quarter of 2019 compared to prior year and a flat year-over-year Companywide orders pace at 9.5 homes ordered per average active community. We ended the quarter with 260 actively selling communities, a 2.8% increase over prior year. We ended the quarter with 3,198 homes in backlog valued at $1.3 billion, 8.8% and 12.6% decreases from 2018, respectively.
West. The West Region closed 598 homes and generated $273.0 million in home closing revenue in the first quarter of 2019 compared to 600 homes and $304.8 million in the first quarter of 2018. The decrease in home closing revenue is due to a 10.1% decrease in average sales price combined with relatively flat home closing volume. The slight reduction in closing volume was related to California which entered the year with lower backlog stemming from fewer communities open in 2018 and slower sales in the fourth quarter of 2018. The decline was nearly offset by year-over-year increases in closing volume in Colorado and Arizona. The decline in average sales price was driven by Colorado where entry-level product is contributing more meaningfully to the closing mix in the first quarter of 2019 compared to prior year and the lessened impact of California in the Region's closing mix. The Region ended the first quarter of 2019 with 828 orders valued at $359.1 million versus 853 orders valued at $410.7 million in the first quarter of 2018. The 2.9% decline in order volume was primarily driven by California where a 29.6% decline in orders pace compared to the prior year contributed to a 23.7% reduction in orders. Average active communities in California improved by 8.6%, however, these new communities opened late in the quarter and contributed minimally to first quarter orders. Orders improved by 16.6% in Colorado due to a 53.6% improvement in average active communities and orders were down minimally in Arizona compared to prior year. We opened ten communities throughout the Region in the first quarter of 2019 and we anticipate even more West Region community openings in the next two quarters, the majority of which will be targeted toward the first-time homebuyer. The Region ended the quarter with 849 homes in backlog valued at $389.8 million, a 30.8% decline in value from prior year reflecting a 10.7% reduction in average sales price and a 22.5% decrease in the number of homes.
Central. In the first quarter of 2019, the Central Region, made up of our Texas markets, closed 543 homes and generated $191.6 million in home closing revenue, relatively flat with prior year results of 542 homes and $191.7 million of home closing revenue. Orders and order value grew by 7.5% and 9.6%, respectively, to 870 units valued at $306.3 million compared to 809 units valued at $279.5 million in the prior year quarter. Order volume improved in the first quarter of 2019 due to a 12.8% increase in orders pace in the Region despite a 5.3% decrease in average community count compared to the prior year. We are responding to the entry-level demand in this Region with a strong transition to first-time buyer product offerings and we attribute the improved orders pace to that transition and to targeted incentives offered in the first quarter of 2019. Approximately 45% of our first quarter 2019 orders resulted from communities designated as entry-level and we expect that percentage to continue to grow as most of the projected community openings throughout the Region in 2019 are designated as entry-level. The Region ended the first quarter of 2019 with 1,308 units in backlog valued at $488.0 million, 1.6% and 3.7% increases, respectively, over the prior year.
East. During the three months ended March 31, 2019, the East Region delivered 624 closings and $234.1 million in home closing revenue compared to 583 closings and $232.0 million in home closing revenue in the prior year, improvements of 7.0% and 0.9%, respectively. Average sales price decreased by $22,800 in the first quarter of 2019 compared to prior year resulting from our transition to entry-level product. Orders and order volume in the East Region improved by 19.5% and 14.3%, respectively, for the first quarter of 2019 with 832 units valued at $311.6 million compared to 696 units valued at $272.6 million in the prior year. The improvement in orders is primarily due to a 16.5% increase in average active communities combined with a 2.4% increase in orders pace. The East Region ended the quarter with 1,041 homes in backlog valued at $417.5 million compared to 1,125 homes valued at $448.3 million at March 31, 2018, 7.5% and 6.9% decreases, respectively.
Land Closing Revenue and Gross Profit/(Loss)
From time to time, we may sell certain lots or land parcels to other homebuilders, developers or investors if we feel the sale will provide a greater economic benefit to us than continuing home construction or where we are looking to diversify our land positions in the specific geography. As a result of such sales, we recognized land closing revenue of $9.5 million and $14.0 million for the three months ending March 31, 2019 and 2018, respectively. We recognized land closing gross profit of $0.4 million in the first quarter of 2019 compared to a loss of $1.2 million in the first quarter of 2018.
Other Operating Information (dollars in thousands)

	Three Months Ended March 31,
	2019		2018
	Dollars	Percent of Home Closing Revenue	Dollars	Percent of Home Closing Revenue
Home Closing Gross Profit (1)
Total	$116,462	16.7%	$124,330	17.1%

West	$45,395	16.6%	$50,205	16.5%

Central	$34,363	17.9%	$36,276	18.9%

East	$36,704	15.7%	$37,849	16.3%

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

Companywide. Home closing gross margin for the first quarter of 2019 decreased by 40 basis points compared to the same prior year period and combined with lower home closing revenue, resulted in a $7.9 million decrease in home closing gross profit. The reduction in home closing revenue and gross margin compared to prior year is partially due to targeted incentives that were offered in the latter half of the fourth quarter of 2018 and early in the first quarter of 2019 on slow-moving move-up inventory and in highly competitive markets. First quarter 2018 gross margin was positively impacted by 20 basis points from a one-time $1.4 million settlement related to Chinese drywall costs incurred in prior periods with no similar recoveries in the first quarter of 2019. We expect our improved backlog conversion and simplified product offerings will help improve gross margin and gain operating leverage as we progress throughout the year.
West. Home closing gross margin for the West Region improved by 10 basis points to 16.6% for the first quarter of 2019 versus 16.5% in the first quarter of 2018. Lower home closing revenue resulting from increased incentives and lower average sales prices related to our shift to entry-level product was offset by construction efficiencies driven by our simplified product offerings providing slightly improved year-over-year gross margin in the Region.
Central. The Central Region provided the highest home closing gross margin in the company during the first quarter of 2019. Home closing gross margin of 17.9% for the quarter ending March 31, 2019 was down compared to 18.9% in the prior year. The year-over-year decline in gross margin for the Region is primarily due to targeted incentives offered on speculative inventory homes that were available to both sell and close in the first quarter of 2019.
East. Home closing gross margin in the East Region declined 60 basis points year-over-year to 15.7% in the first quarter of 2019 versus 16.3% for the comparable 2018 period. Margins in the first quarter of 2018 were positively impacted by 60 basis points from the above-mentioned settlement related to Chinese drywall with no similar recoveries in the first quarter of 2019.
Financial Services Profit (in thousands)

	Three Months Ended March 31,
	2019	2018
Financial services profit	$4,702	$4,220
Financial services profit represents the net profit of our financial services operations, including the operating profit generated by our wholly-owned title company, Carefree Title, as well as our portion of earnings from a mortgage joint venture. Financial services profit improved year over year due to higher closing volume.

Selling, General and Administrative Expenses and Other Expenses ($ in thousands)

	Three Months Ended March 31,
	2019	2018
Commissions and other sales costs
Dollars	$(52,555)	$(52,752)
Percent of home closing revenue	7.5%	7.2%
General and administrative expenses
Dollars	$(33,566)	$(30,893)
Percent of home closing revenue	4.8%	4.2%
Interest expense
Dollars	$(4,085)	$(136)
Other income, net
Dollars	$1,046	$5,325
Provision for income taxes
Dollars	$(6,958)	$(5,010)
Commissions and Other Sales Costs. Commissions and other sales costs are comprised of internal and external commissions and related sales and marketing expenses such as advertising and sales office costs. These costs were $52.6 million for the three months ended March 31, 2019, relatively flat with the prior year period. As a percentage of home closing revenue, commissions and other sales costs increased 30 basis points to 7.5% during the three months ended March 31, 2019 due primarily to higher external commissions paid in the first quarter of 2019 compared to the prior year due partially to sales campaigns to capture orders on our available spec inventory that was able to close in the first quarter of 2019.
General and Administrative Expenses. General and administrative expenses represent corporate and divisional overhead expenses such as salaries and bonuses, occupancy, insurance and travel expenses. For the three months ended March 31, 2019, general and administrative expenses were $33.6 million as compared to $30.9 million for the 2018 period. As a percentage of home closing revenue, these costs increased 60 basis points for the three month period ending March 31, 2019 to 4.8%, primarily the result of decreased leverage from lower home closing revenue combined with the impact of $2.5 million in one-time charges related to severance costs and accelerated equity compensation costs in the first quarter of 2019 compared to the prior year. The charges related to equity compensation costs are due to a revision in executive compensation as a result of changes in tax law, effective for us in 2019.
Interest Expense. Interest expense is comprised of interest incurred, but not capitalized, on our senior notes, other borrowings, and our amended and restated unsecured revolving credit facility ("Credit Facility"). Interest expense for the three months ended March 31, 2019 totaled $4.1 million compared to $0.1 million in the corresponding prior year period. This year-over-year increase is due to less interest capitalized to assets under development resulting from more efficient turnover of inventory related to our simplified construction strategy.
Other Income, Net. Other income, net, primarily consists of (i) sublease income, (ii) interest earned on our cash and cash equivalents, (iii) payments and awards related to legal settlements and (iv) our portion of pre-tax income or loss from non-financial services joint ventures. For the three months ended March 31, 2019, Other income, net was $1.0 million versus $5.3 million in 2018. Other income, net was favorably impacted in the first quarter of 2018 as a result of receiving a $4.8 million settlement from long-standing litigation related to a previous joint venture in Nevada.
Income Taxes. Our effective tax rate was 21.5% and 10.2% for the three months ended March 31, 2019 and 2018, respectively. The reduced rate in 2018 was favorably impacted by the enactment of the Bipartisan Budget Act of 2018 in February 2018, which included a retroactive extension of the Internal Revenue Code §45L new energy efficient homes credit, which had previously expired in 2016. This extension provision provided for a single year extension of energy tax credits for homes sold in 2017 that met the qualification criteria. In accordance with ASC 740, the effects of these tax credits were recorded in the first quarter of 2018, based on the date of enactment, regardless of the retroactive treatment. In the first quarter of 2019, we recorded a relatively minor tax benefit from our efforts to capture additional energy credits from 2016 and 2017. We also recorded a tax benefit from equity-based compensation for awards vested in the quarter. These tax benefits had a favorable impact on our 2019 effective tax rate.

Liquidity and Capital Resources
Overview
Our principal uses of capital in the first three months of 2019 were acquisition and development of new and strategic lot positions, operating expenses, home construction, repurchasing our common stock and the payment of routine liabilities. We used funds generated by operations to meet our short-term working capital requirements. We remain focused on acquiring desirable land positions, generating increasing margins in our homebuilding operations and maintaining a strong balance sheet to support future needs and growth, while leveraging land options where possible.
Operating Cash Flow Activities
During the three months ended March 31, 2019, net cash provided by operating activities totaled $32.3 million versus net cash used in operating activities of $17.3 million in the first quarter of 2018. Operating cash flows in 2019 and 2018 benefited from cash generated by net earnings of $25.4 million and $43.9 million, respectively. For the three months ended March 31, 2019, net earnings were offset mainly by a decrease in accounts payable and accrued liabilities of $12.2 million. For the three months ended March 31, 2018, net earnings were offset by an increase in real estate of $87.7 million, reflecting land development and home construction spending.
Investing Cash Flow Activities
During the three months ended March 31, 2019, net cash used in investing activities totaled $6.3 million as compared to $6.4 million for the same period in 2018. Cash used in investing activities in the first three months of 2019 and 2018 is mainly attributable to the purchases of property and equipment of $5.2 million and $6.4 million for the 2019 and 2018 periods, respectively.
Financing Cash Flow Activities
During the three months ended March 31, 2019, net cash used in financing activities totaled $9.9 million as compared to net cash provided by financing activities of $25.5 million for the same period in 2018. The net cash used in financing activities in 2019 primarily reflects repurchases of our common stock of $9.0 million. The net cash provided by financing activities in 2018 is primarily the result of $206.0 million in net proceeds received from our 6.00% bond issuance offset partially by the $175.0 million repayment of our 4.50% senior notes.

Overview of Cash Management

Cash flows for each of our communities depend on their stage of the development cycle and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, zoning plat and other approvals, community and lot development, and construction of model homes, roads, utilities, landscape and other amenities. Because these costs are a component of our inventory and not recognized in our income statement until a home closes, we incur significant cash outlays prior to recognition of earnings. In the later stages of a community, cash inflows may significantly exceed earnings reported for financial statement purposes, as the cash outflow associated with home and land construction was previously incurred. From a liquidity standpoint, we are currently actively acquiring and developing lots in our markets to maintain and grow our lot supply and active community count. We are also using our cash on hand and draws under our Credit Facility, as needed, to fund operations in newer markets. We have spent the last several years building a pipeline of desirable land positions to position us for growth in an improving homebuilding environment and to replenish our supply of lots, however in recent quarters our cash generated from operations have exceeded our cash outlays. Accordingly, we expect future cash needs and our expected growth in the near term to be funded from our on-going operations.

During the three months ended March 31, 2019, we closed 1,765 homes, purchased about 1,900 lots for $66.8 million, spent $74.4 million on land development and started construction on 1,966 homes. We primarily purchase undeveloped land or partially-finished lots requiring development dollars in order to bring them to a finished status ready for home construction. We exercise strict controls and believe we have a prudent strategy for Company-wide cash management, including those related to cash outlays for land and inventory acquisition and development. We ended the first quarter of 2019 with $327.5 million of cash and cash equivalents, an increase of $16.0 million from December 31, 2018 and had no outstanding borrowings on our Credit Facility.

We expect to generate cash from the sale of our inventory, but we intend to redeploy most of that cash to acquire and develop strategic and well-positioned lots to grow our business. We believe that we currently have strong liquidity. Nevertheless, we may seek additional capital to strengthen our liquidity position, enable us to opportunistically acquire additional land inventory in anticipation of improving market conditions, and/or strengthen our long-term capital structure. Such additional capital may be in the form of equity or debt financing and may be from a variety of sources. There can be no assurances that we would be able to obtain such additional capital on terms acceptable to us, if at all, and such additional equity or debt financing could dilute the interests of our existing stockholders or increase our interest costs. We may also from time to time engage in opportunistic repurchases of our common stock in open market or privately-negotiated transactions as well as repurchase our outstanding senior notes.

On February 13, 2019, the Board of Directors authorized a new stock repurchase program, authorizing the expenditure of up to $100.0 million to repurchase shares of our common stock. This program followed the completion of the $100.0 million stock repurchase program approved in July 2018 and completed in the fourth quarter of 2018. There is no stated expiration for this program. The repurchases of the Company's shares may be made in the open market, in privately negotiated transactions, or otherwise. The timing and amount of repurchases, if any, will be determined by the Company's management at its discretion and be based on a variety of factors such as market price of the Company's common stock, corporate and contractual requirements, prevailing market and economic conditions and legal requirements. The share repurchase program may be modified, suspended or discontinued at any time. The Company intends to retire any shares repurchased. In the three months ended March 31, 2019, we purchased and retired 208,840 shares of our common stock at an aggregate purchase price of $9.0 million and as of March 31, 2019, $91.0 million remained available under this program.

We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. Debt-to-capital and net debt-to-capital are calculated as follows (dollars in thousands):

	As of
	March 31, 2019	December 31, 2018
Notes payable and other borrowings	$1,309,300	$1,310,057
Stockholders’ equity	1,743,071	1,720,755
Total capital	$3,052,371	$3,030,812
Debt-to-capital (1)	42.9%	43.2%
Notes payable and other borrowings	$1,309,300	$1,310,057
Less: cash and cash equivalents	(327,499)	(311,466)
Net debt	981,801	998,591
Stockholders’ equity	1,743,071	1,720,755
Total net capital	$2,724,872	$2,719,346
Net debt-to-capital (2)	36.0%	36.7%

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

We have never declared cash dividends, nor do we intend to declare cash dividends in the foreseeable future. We plan to retain our cash to finance the continuing development of the business and increase our liquidity. Future cash dividends, if any, will depend upon financial condition, results of operations, capital requirements, statutory requirements, compliance with certain restrictive debt covenants, as well as other factors considered relevant by our Board of Directors.

Credit Facility Covenants
Borrowings under the Credit Facility are unsecured, but availability is subject to, among other things, a borrowing base. The Credit Facility also contains certain financial covenants, including (a) a minimum tangible net worth requirement of $1.1 billion (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings), and (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 60%. In addition, we are required to maintain either (i) an interest coverage ratio (EBITDA to interest expense, as defined therein) of at least 1.50 to 1.00 or (ii) liquidity (as defined therein) of an amount not less than our consolidated interest incurred during the trailing 12 months. We were in compliance with all Credit Facility covenants as of March 31, 2019. Our actual financial covenant calculations as of March 31, 2019 are reflected in the table below.

Financial Covenant (dollars in thousands):	Covenant Requirement	Actual
Minimum Tangible Net Worth	>$1,214,870	$1,703,641
Leverage Ratio	< 60%	33%
Interest Coverage Ratio (1)	> 1.50	4.60
Minimum Liquidity (1)	>$85,852	$1,038,228
Investments other than defined permitted investments	<$511,092	$15,661

(1)	We are required to meet either the Interest Coverage Ratio or Minimum Liquidity, but not both.
Off-Balance Sheet Arrangements
Reference is made to Notes 1, 3, 5 and 16 in the accompanying notes to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q, which are incorporated by reference herein. These Notes discuss our off-balance sheet arrangements with respect to land acquisition contracts and option agreements, and land development joint ventures, including the nature and amounts of financial obligations relating to these items. In addition, these Notes discuss the nature and amounts of certain types of commitments that arise in connection with the ordinary course of our land development and homebuilding operations, including commitments of land development joint ventures for which we might be obligated.
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
Our fixed rate debt is made up primarily of $1.3 billion in principal of our senior notes. Except in limited circumstances, we do not have an obligation to prepay our fixed-rate debt prior to maturity and, as a result, interest rate risk and changes in fair value should not have a significant impact on our fixed rate borrowings until we would be required to repay such debt and access the capital markets to issue new debt. Our Credit Facility is subject to interest rate changes as the borrowing rates are based on LIBOR or Prime (see Note 6 in the accompanying notes to the unaudited consolidated financial statements included in this Form 10-Q).
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
We are involved in various routine legal and regulatory proceedings, including, without limitation, warranty claims and litigation and arbitration proceedings alleging construction defects. In general, the proceedings are incidental to our business, and most exposure is subject to and should be covered by warranty and indemnity obligations of our consultants and subcontractors. Additionally, some such claims are also covered by insurance. In addition to our warranty reserve, we have approximately $509,000 of total reserves not related to warranty or construction defect matters. See Note 1 and Note 16 of the accompanying unaudited consolidated financial statements for additional information related to construction defect and warranty related reserves. With respect to the majority of pending litigation matters, our ultimate legal and financial responsibility, if any, cannot be estimated with certainty and, in most cases, any potential losses related to these matters are not considered probable. Historically, most disputes regarding warranty claims are resolved prior to litigation.
We believe there are no pending legal or warranty matters that could have a material adverse impact upon our unaudited consolidated financial condition, results of operations or cash flows that have not been sufficiently reserved.

Item 1A.	Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item IA. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2018, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may eventually prove to materially adversely affect our business, financial condition and/or operating results.

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
Issuer Purchases of Equity Securities
On February 13, 2019, the Board of Directors authorized a new stock repurchase program, authorizing the expenditure of up to $100.0 million to repurchase shares of our common stock. This program follows the completion of the $100.0 million stock repurchase program approved in July 2018 and completed in the fourth quarter of 2018. There is no stated expiration for this program. The repurchases of the Company's shares may be made in the open market, in privately negotiated transactions, or otherwise. The timing and amount of repurchases, if any, will be determined by the Company's management at its discretion and be based on a variety of factors such as the market price of the Company's common stock, corporate and contractual requirements, prevailing market and economic conditions and legal requirements. The share repurchase program may be modified, suspended or discontinued at any time. As of March 31, 2019, there was $91.0 million available under this program to repurchase shares.
A summary of the Company's repurchase activity for the three months ended March 31, 2019 is as follows:

Period	Total Number of Shares Purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
January 1 - January 31, 2019	—	$—	—	$—
February 1 - February 28, 2019	—	$—	—	$—
March 1 - March 31, 2019	208,840	$42.89	208,840	$91,043,337
Total	208,840		208,840

Item 6.	Exhibits

Exhibit Number	Description	Page or Method of Filing
3.1	Restated Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3 of Form 8-K dated June 20, 2002

3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated September 15, 2004

3.1.2	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Proxy Statement for the Registrant's 2006 Annual Meeting of Stockholders

3.1.3	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix B of Proxy Statement for the Registrant's 2008 Annual Meeting of Stockholders

3.1.4	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Definitive Proxy Statement filed with the Securities and Exchange Commission on January 9, 2009

3.2	Amended and Restated Bylaws of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated May 10, 2017

31.1	Rule 13a-14(a)/15d-14(a) Certification of Steven J. Hilton, Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Hilla Sferruzza, Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Furnished herewith

101.0
The following financial statements from the Meritage Homes Corporation Quarterly Report on Form 10-Q for the three months ended March 31, 2019 were formatted in XBRL (Extensible Business Reporting Language); (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Income Statements, (iii) Unaudited Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERITAGE HOMES CORPORATION, a Maryland Corporation

By:	/s/ HILLA SFERRUZZA
Hilla Sferruzza Chief Financial Officer and Chief Accounting Officer (Duly Authorized Officer and Principal Financial Officer)

Date:	April 29, 2019

INDEX OF EXHIBITS

3.1	Restated Articles of Incorporation of Meritage Homes Corporation

3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.2	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.3	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.4	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.2	Amended and Restated Bylaws of Meritage Homes Corporation

31.1	Rule 13a-14(a)/15d-14(a) Certification of Steven J. Hilton, Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Hilla Sferruzza, Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.0
The following financial statements from the Meritage Homes Corporation Quarterly Report on Form 10-Q for the three months ended March 31, 2019 were formatted in XBRL (Extensible Business Reporting Language); (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Income Statements, (iii) Unaudited Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Consolidated Financial Statements.