Form 10-Q
period 2019-06-30
Meritage Homes CORP
filed 2019-07-29
CIK 833079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock $.01 par value	MTH	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by a checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Common shares outstanding as of July 26, 2019: 38,281,242

MERITAGE HOMES CORPORATION
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2019

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30, 2019	December 31, 2018
Assets
Cash and cash equivalents	$407,427	$311,466
Other receivables	82,057	77,285
Real estate	2,735,883	2,742,621
Deposits on real estate under option or contract	46,320	51,410
Investments in unconsolidated entities	7,555	17,480
Property and equipment, net	54,157	54,596
Deferred tax asset	25,170	26,465
Prepaids, other assets and goodwill	108,307	84,156
Total assets	$3,466,876	$3,365,479
Liabilities
Accounts payable	$141,194	$128,169
Accrued liabilities	187,411	177,862
Home sale deposits	32,249	28,636
Loans payable and other borrowings	12,224	14,773
Senior notes, net	1,295,698	1,295,284
Total liabilities	1,668,776	1,644,724
Stockholders’ Equity
Preferred stock, par value $0.01. Authorized 10,000,000 shares; none issued and outstanding at June 30, 2019 and December 31, 2018	—	—
Common stock, par value $0.01. Authorized 125,000,000 shares; 38,266,742 and 38,072,659 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	383	381
Additional paid-in capital	502,884	501,781
Retained earnings	1,294,833	1,218,593
Total stockholders’ equity	1,798,100	1,720,755
Total liabilities and stockholders’ equity	$3,466,876	$3,365,479
See accompanying notes to unaudited consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Homebuilding:
Home closing revenue	$863,053	$872,383	$1,561,703	$1,600,915
Land closing revenue	1,557	5,112	11,052	19,144
Total closing revenue	864,610	877,495	1,572,755	1,620,059
Cost of home closings	(703,935)	(712,868)	(1,286,123)	(1,317,070)
Cost of land closings	(3,299)	(5,799)	(12,428)	(21,041)
Total cost of closings	(707,234)	(718,667)	(1,298,551)	(1,338,111)
Home closing gross profit	159,118	159,515	275,580	283,845
Land closing gross loss	(1,742)	(687)	(1,376)	(1,897)
Total closing gross profit	157,376	158,828	274,204	281,948
Financial Services:
Revenue	4,160	3,870	7,388	6,918
Expense	(1,720)	(1,693)	(3,224)	(3,177)
Earnings from financial services unconsolidated entities and other, net	3,591	3,474	6,569	6,130
Financial services profit	6,031	5,651	10,733	9,871
Commissions and other sales costs	(60,125)	(60,823)	(112,680)	(113,575)
General and administrative expenses	(34,779)	(34,205)	(68,345)	(65,098)
Interest expense	(3,197)	(44)	(7,282)	(180)
Other income, net	2,368	1,778	3,414	7,103
Earnings before income taxes	67,674	71,185	100,044	120,069
Provision for income taxes	(16,846)	(17,347)	(23,804)	(22,357)
Net earnings	$50,828	$53,838	$76,240	$97,712
Earnings per common share:
Basic	$1.33	$1.32	$2.00	$2.41
Diluted	$1.31	$1.31	$1.97	$2.37
Weighted average number of shares:
Basic	38,266	40,647	38,136	40,568
Diluted	38,889	41,164	38,789	41,193
See accompanying notes to unaudited consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net earnings	$76,240	$97,712
Adjustments to reconcile net earnings to net cash provided by/(used in) operating activities:
Depreciation and amortization	12,381	12,608
Stock-based compensation	10,062	8,976
Equity in earnings from unconsolidated entities	(5,828)	(5,978)
Distributions of earnings from unconsolidated entities	8,508	6,834
Other	4,305	2,407
Changes in assets and liabilities:
Decrease/(increase) in real estate	5,439	(155,809)
Decrease in deposits on real estate under option or contract	5,096	11,093
(Increase)/decrease in other receivables, prepaids and other assets	(28)	1,634
(Decrease)/increase in accounts payable and accrued liabilities	(6,439)	6,997
Increase in home sale deposits	3,613	3,071
Net cash provided by/(used in) operating activities	113,349	(10,455)
Cash flows from investing activities:
Investments in unconsolidated entities	(1,112)	(417)
Distributions of capital from unconsolidated entities	7,250	—
Purchases of property and equipment	(12,132)	(15,726)
Proceeds from sales of property and equipment	192	92
Maturities/sales of investments and securities	566	1,065
Payments to purchase investments and securities	(566)	(1,065)
Net cash used in investing activities	(5,802)	(16,051)
Cash flows from financing activities:
Repayment of loans payable and other borrowings	(2,629)	(2,499)
Repayment of senior notes	—	(175,000)
Proceeds from issuance of senior notes	—	206,000
Payment of debt issuance costs	—	(3,315)
Repurchase of shares	(8,957)	—
Net cash (used in)/provided by financing activities	(11,586)	25,186
Net increase/(decrease) in cash and cash equivalents	95,961	(1,320)
Cash and cash equivalents, beginning of period	311,466	170,746
Cash and cash equivalents, end of period	$407,427	$169,426
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
Our homebuilding activities are conducted under the name of Meritage Homes in each of our homebuilding markets. In limited cases, we also offer luxury homes under the brand name of Monterey Homes that are currently in close-out stages. At June 30, 2019, we were actively selling homes in 254 communities, with base prices ranging from approximately $185,000 to $1,286,000.
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
Cash and Cash Equivalents. Liquid investments with an initial maturity of three months or less are classified as cash equivalents. Amounts in transit from title companies or closing agents for home closings of approximately $52.7 million and $76.1 million are included in cash and cash equivalents at June 30, 2019 and December 31, 2018, respectively.
Real Estate. Real estate is stated at cost unless the asset is determined to be impaired, at which point the inventory is written down to fair value as required by Accounting Standards Codification (“ASC”) 360-10, Property, Plant and Equipment (“ASC 360-10”). Inventory includes the costs of land acquisition, land development, home construction, capitalized interest, real estate taxes, and capitalized direct overhead costs incurred during development, less impairments, if any. Land and development costs are typically allocated and transferred to homes when home construction begins. Home construction costs are accumulated on a per-home basis, while selling and marketing costs are expensed as incurred. Cost of home closings includes the specific construction costs of the home and all related allocated land acquisition, land development and other common costs (both incurred and estimated to be incurred) that are allocated based upon the total number of homes expected to be closed in each community or phase. Any changes to the estimated total development costs of a community or phase are allocated to the remaining homes in that community or phase. When a home closes, we may have incurred costs for goods and services that have not yet been paid. An accrued liability to capture such obligations is recorded in connection with the home closing and charged directly to Cost of home closings.
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
Deposits. Deposits paid for land options and purchase contracts are recorded and classified as Deposits on real estate under option or contract until the related land is purchased. Deposits are reclassified as a component of real estate inventory at the time the deposit is applied to the acquisition price of the land based on the terms of the underlying agreements. To the extent they are non-refundable, deposits are charged to expense if the land acquisition contract is terminated or no longer considered probable. Since our acquisition contracts typically do not require specific performance, we do not consider such contracts to be contractual obligations to purchase the land and our total exposure under such contracts is limited to the loss of the non-refundable deposits and any ancillary capitalized costs. Our deposits on real estate under option or contract were $46.3 million and $51.4 million as of June 30, 2019 and December 31, 2018, respectively.
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
Surety Bonds and Letters of Credit. We may provide surety bonds or letters of credit in support of our obligations relating to the development of our projects and other corporate purposes. Surety bonds are generally posted in lieu of letters of credit or cash deposits. The amount of these obligations outstanding at any time varies depending on the stage and level of completion of our development activities. Bonds are generally not released until all development activities under the bond are complete. In the event a bond or letter of credit is drawn upon, we would be obligated to reimburse the issuer for any amounts advanced under the bond or letter of credit. We believe it is unlikely that any significant amounts of these bonds or letters of credit will be drawn upon.

The table below outlines our surety bond and letter of credit obligations (in thousands):

	As of
	June 30, 2019		December 31, 2018
	Outstanding	Estimated work remaining to complete	Outstanding	Estimated work remaining to complete
Sureties:
Sureties related to owned projects and lots under contract	$359,509	$166,692	$339,221	$133,662
Total Sureties	$359,509	$166,692	$339,221	$133,662
Letters of Credit (“LOCs”):
LOCs for land development	51,858	N/A	70,287	N/A
LOCs for general corporate operations	3,750	N/A	3,750	N/A
Total LOCs	$55,608	N/A	$74,037	N/A

Accrued Liabilities. Accrued liabilities at June 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	As of
	June 30, 2019	December 31, 2018
Accruals related to real estate development and construction activities	$60,533	$54,589
Payroll and other benefits	39,393	60,209
Accrued interest	13,303	13,296
Accrued taxes	9,813	7,548
Warranty reserves	20,927	24,552
Lease liability (1)	34,227	—
Other accruals	9,215	17,668
Total	$187,411	$177,862

(1)	Refer to Note 4 for additional information related to our leases.
Warranty Reserves. We provide home purchasers with limited warranties against certain building defects and we have certain obligations related to those post-construction warranties for closed homes. The specific terms and conditions of these limited warranties vary by state, but overall the nature of the warranties include a complete workmanship and materials warranty for the first year after the close of the home, a major mechanical warranty for two years after the close of the home and a structural warranty that typically extends up to 10 years subsequent to the close of the home. With the assistance of an actuary, we have estimated the reserves for the structural warranty based on the number of homes still under warranty and historical data and trends for our communities. We may use industry data with respect to similar product types and geographic areas in markets where our experience is incomplete to draw a meaningful conclusion. We regularly review our warranty reserves and adjust them, as necessary, to reflect changes in trends as information becomes available. Included in the warranty reserve balances at June 30, 2019 and December 31, 2018 reflected in the table below are case-specific reserves for two warranty matters related to (1) alleged stucco defects in Florida; and (2) a foundation design and performance matter affecting a single community in Texas.
A summary of changes in our warranty reserves follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Balance, beginning of period	$23,213	$23,812	$24,552	$23,328
Additions to reserve from new home deliveries	3,888	4,146	7,275	7,553
Warranty claims	(6,174)	(4,299)	(10,900)	(7,222)
Adjustments to pre-existing reserves	—	—	—	—
Balance, end of period	$20,927	$23,659	$20,927	$23,659

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
We have received claims related to stucco installation from homeowners in certain Florida communities and based on the information available to us we have established reserves to cover our anticipated net exposure related to these claims. Our review of these stucco related matters is ongoing and our estimate of future costs of repairs is based on our judgment, various assumptions and internal data. Due to the degree of judgment and the potential for variability in our underlying assumptions and data, as we obtain additional information, we may revise our estimate. As of June 30, 2019, after taking into account potential recovery under our general liability insurance policies and potential recoveries from the contractors involved and their insurers, we believe our reserves are sufficient to cover the repairs related to the existing stucco claims. Additionally, we have received claims related to a foundation design and performance matter affecting a single community in Texas requiring repairs to be made to homes within that community. A significant amount of the identified repairs have been made, however, repair efforts are ongoing and our estimate of costs to resolve this matter are updated regularly as progress is made. As of June 30, 2019, taking into account sources of future potential recovery from contractors involved with the design and construction of the homes and their insurers as well as from our general liability insurer, we believe our reserves are sufficient to cover repairs and related claims. See Note 16 in the accompanying unaudited consolidated financial statements for additional information regarding both of these matters.
Revenue Recognition. In accordance with ASC 606, Revenue from Contracts with Customers, we apply the following steps in determining the timing and amount of revenue to recognize: (1) identify the contract with our customer; (2) identify the performance obligation(s) in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract, if applicable; and (5) recognize revenue when (or as) we satisfy the performance obligation. The performance obligation and subsequent revenue recognition for our three sources of revenue are outlined below:

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
Recent Accounting Pronouncements.
In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract ("ASU 2018-15"), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 is effective for us beginning January 1, 2020. ASU 2018-15 is required to be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. Although we do not anticipate it to be material, we are currently evaluating the impact adopting this guidance will have on our financial statement disclosures.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"), which modifies the disclosure requirements of fair value measurements. ASU 2018-13 is effective for us beginning January 1, 2020. Certain disclosures are required to be applied on a retrospective basis and others on a prospective basis. Although we do not anticipate it to be material, we are currently evaluating the impact adopting this guidance will have on our financial statement disclosures.

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
NOTE 2 — REAL ESTATE AND CAPITALIZED INTEREST
Real estate consists of the following (in thousands):

	As of
	June 30, 2019	December 31, 2018
Homes under contract under construction (1)	$705,157	$480,143
Unsold homes, completed and under construction (1)	557,675	644,717
Model homes (1)	133,983	146,327
Finished home sites and home sites under development (2)	1,339,068	1,471,434
Total	$2,735,883	$2,742,621

(1)	Includes the allocated land and land development costs associated with each lot for these homes.

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

Subject to sufficient qualifying assets, we capitalize our development period interest costs incurred in connection with our real estate development and construction activities. Capitalized interest is allocated to active real estate when incurred and charged to cost of closings when the related property is delivered. A summary of our capitalized interest is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Capitalized interest, beginning of period	$89,414	$81,828	$88,454	$78,564
Interest incurred	21,465	21,374	42,908	42,243
Interest expensed	(3,197)	(44)	(7,282)	(180)
Interest amortized to cost of home and land closings	(19,375)	(18,715)	(35,773)	(36,184)
Capitalized interest, end of period	$88,307	$84,443	$88,307	$84,443

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
The table below presents a summary of our lots under option at June 30, 2019 (dollars in thousands):

	Projected Number of Lots	Purchase Price	Option/ Earnest Money Deposits–Cash
Purchase and option contracts recorded on balance sheet as Real estate not owned	—	$—	$—
Option contracts — non-refundable deposits, committed (1)	3,385	229,577	25,388
Purchase contracts — non-refundable deposits, committed (1)	6,971	277,899	16,089
Purchase and option contracts —refundable deposits, committed	1,410	63,085	1,370
Total committed	11,766	570,561	42,847
Purchase and option contracts — refundable deposits, uncommitted (2)	10,213	316,618	3,473
Total lots under contract or option	21,979	$887,179	$46,320
Total purchase and option contracts not recorded on balance sheet (3)	21,979	$887,179	$46,320	(4)

(1)	Deposits are non-refundable except if certain contractual conditions are not performed by the selling party.

(2)	Deposits are refundable at our sole discretion. We have not completed our acquisition evaluation process and we have not internally committed to purchase these lots.

(3)	Except for our specific performance contracts recorded on our balance sheet as Real estate not owned (if any), none of our purchase or option contracts require us to purchase lots.

(4)	Amount is reflected on our unaudited consolidated balance sheet in Deposits on real estate under option or contract as of June 30, 2019.
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
NOTE 4 - LEASES
We lease certain office space and equipment for use in our operations. We assess each of these contracts to determine whether the arrangement contains a lease as defined by ASC 842, Leases ("ASC 842"). In order to meet the definition of a lease under ASC 842, the contractual arrangement must convey to us the right to control the use of an identifiable asset for a period of time in exchange for consideration. We recognize lease expense for these leases on a straight-line basis over the lease term and combine lease and non-lease components for all leases. Some of our leases contain renewal options and in accordance with

ASC 842, our lease terms include those renewals only to the extent that they are reasonably certain to be exercised. The exercise of these lease renewal options is generally at our discretion. In accordance with ASC 842, the lease liability is equal to the present value of the remaining lease payments while the ROU asset is based on the lease liability, subject to adjustment, such as for lease incentives. Our leases do not provide a readily determinable implicit interest rate and therefore, we must estimate our incremental borrowing rate. In determining our incremental borrowing rate, we consider the lease period, market interest rates, current interest rates on our senior notes and the effects of collateralization.
Our lease population at June 30, 2019 is comprised of operating leases where we are the lessee and those leases are primarily real estate for office space for our corporate office, division offices and design centers, in addition to leases of certain equipment. As allowed by ASC 842, we adopted an accounting policy election to not record leases with lease terms of twelve months or less on the consolidated balance sheet.
Lease cost included in our consolidated income statements in General and administrative expenses and Commissions and other sales costs is in the table below (in thousands). Our short-term lease costs and sublease income are de minimis.

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$1,486	$3,263
Non-cash lease expense	$1,353	$2,521
Cash payments on lease liabilities	$1,930	$3,806
ROU assets obtained in exchange for new operating lease obligations	$8,222	$8,222
ROU assets are classified within Prepaids, other assets and goodwill on our consolidated balance sheet, while lease liabilities are classified within Accrued liabilities on our consolidated balance sheet. The following table contains additional information about our leases (dollars in thousands):

At June 30, 2019
ROU assets	$25,980
Lease liabilities	$34,227
Weighted-average remaining lease term	5.1 years
Weighted-average discount rate (incremental borrowing rate)	5.06%

Maturities of our operating lease liabilities as of June 30, 2019 are as follows (in thousands):

Year ended December 31,
2019 (excluding the six months ended June 30, 2019)	$4,148
2020	8,221
2021	7,416
2022	6,748
2023	5,935
Thereafter	6,663
Total payments	39,131
Less: imputed interest	(4,904)
Present value of lease liabilities	$34,227

NOTE 5 - INVESTMENTS IN UNCONSOLIDATED ENTITIES
We may enter into land development joint ventures as a means of accessing larger parcels of land, expanding our market opportunities, managing our risk profile and leveraging our capital base. While purchasing land through a joint venture can be beneficial, currently we do not view joint ventures as a primary source of land acquisitions. Based on the structure of each joint venture, it may or may not be consolidated into our results. Our joint venture partners are generally other homebuilders, land sellers or other real estate investors. We generally do not have a controlling interest in these ventures, which means our joint venture partners could cause the venture to take actions we disagree with or fail to take actions we believe should be undertaken, including the sale of the underlying property to repay debt or recoup all or part of the partners' investments. As of June 30, 2019, we had two active equity-method land ventures with limited operations.
As of June 30, 2019, we also participated in one mortgage joint venture, which is engaged in mortgage activities and provides services to both our homebuyers as well as other buyers. Our investment in this mortgage joint venture as of June 30, 2019 and December 31, 2018 was $1.0 million and $2.8 million, respectively.

Summarized condensed combined financial information related to unconsolidated joint ventures that are accounted for using the equity method was as follows (in thousands):

	As of
	June 30, 2019	December 31, 2018
Assets:
Cash	$6,551	$9,595
Real estate	14,091	57,631
Other assets	2,425	3,644
Total assets	$23,067	$70,870
Liabilities and equity:
Accounts payable and other liabilities	$3,961	$8,682
Notes and mortgages payable	—	26,808
Equity of:
Meritage (1)	6,347	14,472
Other	12,759	20,908
Total liabilities and equity	$23,067	$70,870

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$10,846	$9,982	$19,844	$17,314
Costs and expenses	(3,599)	(3,408)	(9,715)	(7,343)
Net earnings of unconsolidated entities	$7,247	$6,574	$10,129	$9,971
Meritage’s share of pre-tax earnings (1) (2)	$3,654	$3,368	$5,828	$5,978

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

In the second quarter of 2019, we sold our interest in one inactive equity-method land venture, reducing our investment in unconsolidated entities by $7.3 million. Our total investment in all of these joint ventures is $7.6 million and $17.5 million as of June 30, 2019 and December 31, 2018, respectively. We believe these ventures are in compliance with their respective debt agreements, if applicable, and such debt is non-recourse to us.
NOTE 6 — LOANS PAYABLE AND OTHER BORROWINGS
Loans payable and other borrowings consist of the following (in thousands):

	As of
	June 30, 2019	December 31, 2018
Other borrowings, real estate notes payable (1)	$12,224	$14,773
$780.0 million unsecured revolving credit facility with interest approximating LIBOR (approximately 2.40% at June 30, 2019) plus 1.375% or Prime (5.50% at June 30, 2019) plus 0.375%	—	—
Total	$12,224	$14,773

(1)	Reflects balance of non-recourse non-interest bearing notes payable in connection with land purchases.
The Company entered into an amended and restated unsecured revolving credit facility ("Credit Facility") in 2014 that has been amended from time to time. In June 2019 the Credit Facility was amended, extending the maturity date to July 2023, along with minor administrative changes. The Credit Facility's aggregate commitment is $780.0 million with an accordion feature permitting the size of the facility to increase to a maximum of $880.0 million, subject to certain conditions, including the availability of additional bank commitments. Borrowings under the Credit Facility are unsecured, but availability is subject to, among other things, a borrowing base. The Credit Facility also contains certain financial covenants, including (a) a minimum tangible net worth requirement of $1.1 billion (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings), and (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 60%. In addition, we are required to maintain either (i) an interest coverage ratio (EBITDA to interest expense, as defined therein) of at least 1.50 to 1.00 or (ii) liquidity (as defined therein) of an amount not less than our consolidated interest incurred during the trailing 12 months. We were in compliance with all Credit Facility covenants as of June 30, 2019.
We had no outstanding borrowings under the Credit Facility as of June 30, 2019 or December 31, 2018. During the three and six months ended June 30, 2019, we had no borrowings or repayments. During the three and six months ended June 30, 2018, we had $285.0 million of gross borrowings and repayments. As of June 30, 2019, we had outstanding letters of credit issued under the Credit Facility totaling $55.6 million, leaving $724.4 million available under the Credit Facility to be drawn.
NOTE 7 — SENIOR NOTES, NET
Senior notes, net consist of the following (in thousands):

	As of
	June 30, 2019	December 31, 2018
7.15% senior notes due 2020. At June 30, 2019 and December 31, 2018 there was approximately $427 and $711 in net unamortized premium, respectively.	300,427	300,711
7.00% senior notes due 2022	300,000	300,000
6.00% senior notes due 2025. At June 30, 2019 and December 31, 2018 there was approximately $4,909 and $5,318 in net unamortized premium, respectively.	404,909	405,318
5.125% senior notes due 2027	300,000	300,000
Net debt issuance costs	(9,638)	(10,745)
Total	$1,295,698	$1,295,284

The indentures for all of our senior notes contain covenants including, among others, limitations on the amount of secured debt we may incur, and limitations on sale and leaseback transactions and mergers. We believe we are in compliance with all such covenants as of June 30, 2019.
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

Financial Instruments: The fair value of our fixed-rate debt is derived from quoted market prices by independent dealers (level 2 inputs as per the discussion above) and is as follows (in thousands):

	As of
	June 30, 2019		December 31, 2018
	Aggregate Principal	Estimated Fair Value	Aggregate Principal	Estimated Fair Value
7.15% senior notes	$300,000	$309,000	$300,000	$307,500
7.00% senior notes	$300,000	$326,250	$300,000	$309,750
6.00% senior notes	$400,000	$428,000	$400,000	$379,520
5.125% senior notes	$300,000	$300,750	$300,000	$255,750

Due to the short-term nature of other financial assets and liabilities, including our Loans payable and other borrowings, we consider the carrying amounts of our other short-term financial instruments to approximate fair value.

NOTE 9 — EARNINGS PER SHARE
Basic and diluted earnings per common share were calculated as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Basic weighted average number of shares outstanding	38,266	40,647	38,136	40,568
Effect of dilutive securities:
Unvested restricted stock	623	517	653	625
Diluted average shares outstanding	38,889	41,164	38,789	41,193
Net earnings	$50,828	$53,838	$76,240	$97,712
Basic earnings per share	$1.33	$1.32	$2.00	$2.41
Diluted earnings per share	$1.31	$1.31	$1.97	$2.37
Antidilutive stock not included in the calculation of diluted earnings per share	1	1	—	1

NOTE 10 — ACQUISITIONS AND GOODWILL
Goodwill. In prior years, we have entered new markets through the acquisition of the homebuilding assets and operations of local/regional homebuilders in Georgia, South Carolina and Tennessee. As a result of these transactions, we recorded approximately $33.0 million of goodwill. Goodwill represents the excess of the purchase price of our acquisitions over the fair value of the net assets acquired. Our acquisitions were recorded in accordance with ASC 805, Business Combinations, and ASC 820, using the acquisition method of accounting. The purchase price for acquisitions is allocated based on estimated fair value of the assets and liabilities at the date of the acquisition. The combined excess purchase price of our acquisitions over the fair value of the net assets is classified as goodwill and is included on our consolidated balance sheet in Prepaids, other assets and goodwill. In accordance with ASC 350, we assess the recoverability of goodwill annually, or more frequently, if impairment indicators are present.

A summary of the carrying amount of goodwill follows (in thousands):

	West	Central	East	Financial Services	Corporate	Total
Balance at December 31, 2018	$—	$—	$32,962	$—	$—	$32,962
Additions	—	—	—	—	—	—
Balance at June 30, 2019	$—	$—	$32,962	$—	$—	$32,962

NOTE 11 — STOCKHOLDERS’ EQUITY
A summary of changes in stockholders’ equity is presented below (in thousands):

	Six Months Ended June 30, 2019
	(In thousands)
	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2018	38,073	$381	$501,781	$1,218,593	$1,720,755
Net earnings	—	—	—	25,412	25,412
Stock-based compensation expense	—	—	5,861	—	5,861
Issuance of stock	400	4	(4)	—	—
Share repurchases	(209)	(2)	(8,955)	—	(8,957)
Balance at March 31, 2019	38,264	383	498,683	1,244,005	1,743,071
Net earnings	—	—	—	50,828	50,828
Stock-based compensation expense	—	—	4,201	—	4,201
Issuance of stock	3	—	—	—	—
Share repurchases	—	—	—	—	—
Balance at June 30, 2019	38,267	$383	$502,884	$1,294,833	$1,798,100

	Six Months Ended June 30, 2018
	(In thousands)
	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2017	40,331	$403	$584,578	$991,844	$1,576,825
Adoption of ASU 2014-09	—	—	—	(583)	(583)
Net earnings	—	—	—	43,874	43,874
Stock-based compensation expense	—	—	5,216	—	5,216
Issuance of stock	301	3	(3)	—	—
Balance at March 31, 2018	40,632	406	589,791	1,035,135	1,625,332
Net earnings	—	—	—	53,838	53,838
Stock-based compensation expense	—	—	3,770	—	3,770
Issuance of stock	17	—	—	—	—
Balance at June 30, 2018	40,649	$406	$593,561	$1,088,973	$1,682,940

NOTE 12 — STOCK BASED AND DEFERRED COMPENSATION
We have a stock compensation plan, the Meritage Homes Corporation 2018 Stock Incentive Plan (the “2018 Plan"), that was approved by our Board of Directors and our stockholders and adopted in May 2018. The 2018 Plan is administered by our Board of Directors and allows for the grant of stock appreciation rights, restricted stock awards, restricted stock units, performance share awards and performance-based awards in addition to non-qualified and incentive stock options. Effective May 2019, our prior stock compensation plan, the Amended and Restated 2006 Stock Incentive Plan (the “2006 Plan”) expired, and all available shares from expired, terminated, or forfeited awards that remained under the 2006 Plan and prior plans were available for grant under the 2018 Plan. The 2018 Plan authorizes awards to officers, key employees, non-employee directors and consultants. The 2018 Plan authorizes 6,600,000 shares of stock to be awarded, of which 1,521,162 shares remain available for grant at June 30, 2019. We believe that such awards provide a means of performance-based compensation to attract and retain qualified employees and better align the interests of our employees with those of our stockholders. Non-vested stock awards are usually granted with a five-year ratable vesting period for employees and with a three-year cliff vesting for both non-vested stock and performance-based awards granted to senior executive officers and non-employee directors.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stock-based compensation expense	$4,201	$3,767	$10,062	$8,976
Non-vested shares granted	4,500	—	382,014	306,164
Performance-based non-vested shares granted	—	—	94,152	157,637
Restricted stock awards vested (includes performance-based awards)	2,600	17,137	402,923	318,712

The following table includes additional information regarding our Stock Plans (dollars in thousands):

	As of
	June 30, 2019	December 31, 2018
Unrecognized stock-based compensation cost	$26,182	$24,954
Weighted average years expense recognition period	2.67	2.24
Total equity awards outstanding (1)	1,310,653	1,301,745

(1)	Includes unvested restricted stock, performance-based awards (assuming 100% payout) and restricted stock units.
We also offer a non-qualified deferred compensation plan ("deferred compensation plan") to highly compensated employees in order to allow them additional pre-tax income deferrals above and beyond the limits that qualified plans, such as 401(k) plans, impose on highly compensated employees. We do not currently offer a contribution match on the deferred compensation plan. All contributions to the plan to date have been funded by the employees and, therefore, we have no associated expense related to the deferred compensation plan for the three and six months ended June 30, 2019 or 2018, other than minor administrative costs.

NOTE 13 — INCOME TAXES
Components of the income tax provision are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Federal	$13,926	$14,425	$19,668	$17,371
State	2,920	2,922	4,136	4,986
Total	$16,846	$17,347	$23,804	$22,357

The effective tax rate for the three and six months ended June 30, 2019 was 24.9% and 23.8%, respectively, and for the three and six months ended June 30, 2018 was 24.4% and 18.6%, respectively. The lower 2018 rate reflects the impact from the President signing the Bipartisan Budget Act of 2018 in February 2018, which included a retroactive extension of the Internal Revenue Code ("IRC") §45L new energy efficient homes credit that had previously expired in 2016. This extension provision provided for a single year extension of energy tax credits for homes sold in 2017 that met the qualification criteria. Under ASC 740-10 Income Taxes ("ASC 740"), the effects of these tax credits were required to be recorded in 2018, based on the date of enactment, regardless of the retroactive treatment, resulting in a $6.3 million reduction of the federal tax provision in 2018. In the first half of 2019, we recorded a minor tax benefit from our efforts to capture additional energy credits from 2016 and 2017. We also recorded a tax benefit from equity-based compensation for awards vested in the first half of 2019. These tax benefits had a favorable impact on our 2019 effective tax rate.
At June 30, 2019 and December 31, 2018, we have no unrecognized tax benefits. We believe that our current income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change. Our policy is to accrue interest and penalties on unrecognized tax benefits and include them in federal income tax expense.
We determine our deferred tax assets and liabilities in accordance with ASC 740. We evaluate our deferred tax assets, including the benefit from net operating losses ("NOLs"), by jurisdiction to determine if a valuation allowance is required. Companies must assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. This assessment considers, among other matters, the nature, frequency and severity of cumulative losses, forecasts of future profitability, the length of statutory carry forward periods, experiences with operating losses and experiences of utilizing tax credit carry forwards and tax planning alternatives. We have no valuation allowance on our deferred tax assets and NOL carryovers at June 30, 2019.
At June 30, 2019, we had no remaining federal NOL carry forward or un-utilized federal tax credits. At June 30, 2019 and December 31, 2018, we had tax benefits for state NOL carry forwards of $1.0 million, net of federal benefit, that begin to expire in 2028.
At June 30, 2019, we have income taxes payable of $3.8 million, which primarily consists of current federal and state tax accruals, net of estimated tax payments and tax credits. This amount is recorded in Accrued liabilities on the accompanying unaudited balance sheet at June 30, 2019.
We conduct business and are subject to tax in the U.S. and several states. With few exceptions, we are no longer subject to U.S. federal, state, or local income tax examinations by taxing authorities for years prior to 2014. We have one state income tax examination being conducted at this time and do not expect it to have a material outcome.
The tax benefits from NOLs, built-in losses, and tax credits would be materially reduced or potentially eliminated if we experience an “ownership change” as defined under IRC §382. Based on our analysis performed as of June 30, 2019 we do not believe that we have experienced an ownership change. As a protective measure, our stockholders held a Special Meeting of Stockholders on February 16, 2009 and approved an amendment to our Articles of Incorporation that restricts certain transfers of our common stock. The amendment is intended to help us avoid an unintended ownership change and thereby preserve the value of any tax benefit for future utilization.

NOTE 14 — SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
The following table presents certain supplemental cash flow information (in thousands):

	Six Months Ended June 30,
	2019	2018
Interest capitalized, net	$6,179	$4,602
Income taxes paid	$16,536	$22,353
Non-cash operating activities:
Real estate acquired through notes payable	$23	$1,697

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
The following segment information is in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Homebuilding revenue (1):
West	$299,002	$351,647	$571,968	$668,875
Central	290,532	260,106	482,138	451,976
East	275,076	265,742	518,649	499,208
Consolidated total	$864,610	$877,495	$1,572,755	$1,620,059
Homebuilding segment operating income:
West	$24,074	$33,062	$42,382	$54,183
Central	28,480	25,576	40,816	39,843
East	19,216	14,564	28,909	25,923
Total homebuilding segment operating income	71,770	73,202	112,107	119,949
Financial services segment profit	6,031	5,651	10,733	9,871
Corporate and unallocated costs (2)	(9,298)	(9,402)	(18,928)	(16,674)
Interest expense	(3,197)	(44)	(7,282)	(180)
Other income, net (3)	2,368	1,778	3,414	7,103
Net earnings before income taxes	$67,674	$71,185	$100,044	$120,069

(1)	Homebuilding revenue includes the following land closing revenue, by segment, as outlined in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Land closing revenue:
West	$30	$1,935	$30	$14,390
Central	693	762	693	887
East	834	2,415	10,329	3,867
Total	$1,557	$5,112	$11,052	$19,144

(2)	Balance consists primarily of corporate costs and numerous shared service functions such as finance and treasury that are not allocated to the homebuilding or financial services reporting segments.

(3)	For the six months ended June 30, 2018, Other income, net includes a favorable $4.8 million legal settlement from long-standing litigation related to a previous joint venture in Nevada.

	At June 30, 2019
	West		Central		East		Financial Services	Corporate and Unallocated		Total
Deposits on real estate under option or contract	$8,724		$13,383		$24,213		$—	$—		$46,320
Real estate	1,177,788		698,204		859,891		—	—		2,735,883
Investments in unconsolidated entities	235		6,353		—		—	967		7,555
Other assets	58,691	(1)	114,132	(2)	81,866	(3)	708	421,721	(4)	677,118
Total assets	$1,245,438		$832,072		$965,970		$708	$422,688		$3,466,876

(1)	Balance consists primarily of property and equipment and cash.

(2)	Balance consists primarily of development reimbursements from local municipalities and cash.

(3)	Balance consists primarily of goodwill (see Note 10), prepaid expenses and other assets and property and equipment.

(4)	Balance consists primarily of cash, prepaid expenses and other assets and our deferred tax asset.

	At December 31, 2018
	West		Central		East		Financial Services	Corporate and Unallocated		Total
Deposits on real estate under option or contract	$7,514		$13,870		$30,026		$—	$—		$51,410
Real estate	1,188,975		679,422		874,224		—	—		2,742,621
Investments in unconsolidated entities	8,320		6,396		—		—	2,764		17,480
Other assets	51,115	(1)	117,150	(2)	85,869	(3)	1,013	298,821	(4)	553,968
Total assets	$1,255,924		$816,838		$990,119		$1,013	$301,585		$3,365,479

(1)	Balance consists primarily of cash and property and equipment.

(2)	Balance consists primarily of development reimbursements from local municipalities and cash.

(3)	Balance consists primarily of goodwill (see Note 10), cash and property and equipment.

(4)	Balance consists primarily of cash.

NOTE 16 — COMMITMENTS AND CONTINGENCIES
We are involved in various routine legal and regulatory proceedings, including, without limitation, warranty claims and litigation and arbitration proceedings alleging construction defects. In general, the proceedings are incidental to our business, and most exposure is subject to and should be covered by warranty and indemnity obligations of our consultants and subcontractors. Additionally, some such claims are also covered by insurance. With respect to the majority of pending litigation matters, our ultimate legal and financial responsibility, if any, cannot be estimated with certainty and, in most cases, any potential losses related to these matters are not considered probable. Historically, most disputes regarding warranty claims are resolved prior to litigation. We believe there are no pending legal or warranty matters as of June 30, 2019 that could have a material adverse impact upon our consolidated financial condition, results of operations or cash flows that have not been sufficiently reserved.
As discussed in Note 1 under the heading “Warranty Reserves”, we have case specific reserves within our $20.9 million of total warranty reserves related to a foundation design and performance matter affecting a single community in Texas. In addition to the repairs required to be made to homes within that community, we have been named as a defendant in several lawsuits filed by homeowners in that community. As of June 30, 2019, the claim we made for this matter under our general liability insurance policies has initially been denied, which we disagree with and have disputed with our insurance carrier. We regularly review our reserves, and adjust them, as necessary to reflect changes as more information becomes available. As of June 30, 2019, taking into account sources of potential future recovery from the contractors involved with the design and construction of these homes and their insurers as well as from our general liability insurer, we believe our reserves are sufficient to cover repairs and related claims.
Also included within our case specific reserves are reserves for alleged stucco defects in homes in certain Florida communities we developed prior to 2016. We are involved in legal proceedings relating to such stucco defects. Our review of these stucco related matters is ongoing and our estimate of and reserve for future costs of repairs is based on our judgment, various assumptions and internal data. Due to the degree of judgment and the potential for variability in our underlying assumptions and data, as we obtain additional information, we may revise our estimate and thus our related reserves. As of June 30, 2019, after considering potential recoveries from the contractors involved and their insurers and the potential recovery under our general liability insurance policies, we believe our reserves are sufficient to cover the existing stucco related repairs and claims.

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
The words “believe,” “expect,” “anticipate,” “forecast,” “plan,” “intend,” "may," "will," "should," "could," “estimate,” “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. All statements we make other than statements of historical fact are forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Forward-looking statements in this Quarterly Report include: statements concerning trends and economic factors in the homebuilding industry in general, and our markets and results specifically; our operating strategy and initiatives, including our strategy to expand the number of communities that target the first-time and first move-up buyers; demand and pricing trends in the short-term throughout our geographies; that we may opportunistically repurchase our debt and equity securities; the benefits of our land acquisition strategy and structures, including the use and the benefits of option contracts and joint ventures; that we expect to redeploy cash generated from operations to acquire and develop lot positions; our expectation that existing guarantees, letters of credit and performance and surety bonds will not be drawn on; the adequacy of our insurance coverage and warranty reserves; the expected outcome of legal proceedings we are involved in and the sufficiency of our reserves relating thereto; the sufficiency of our liquidity and capital resources to support our business strategy; our ability and willingness to acquire land under option or contract; our strategy and trends and expectations concerning sales prices, sales pace, closings, orders, cancellations, material and labor costs for land development and home construction, gross margins, gross profit, revenues, net earnings, operating leverage, backlog and backlog conversion, land prices, changes in and location of active communities, and the amount, type and timing of new community openings; seasonality; our future cash needs; the impact of new accounting standards; that we may seek to raise additional debt and equity capital; our intentions regarding the payment of dividends and the use of derivative contracts; our perceptions about the importance of joint ventures to our business; and the impact of changes in interest rates.
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
The second quarter of 2019 reflected continued positive home buying sentiment and solid home buying activity for the homebuilding industry, particularly for those offering homes at affordable price points, as buyers have responded to the historically low interest rates and the growing availability of affordable home offerings. We believe the demand experienced in the extended spring selling season reflects the sustained positive macroeconomic factors in the economy with low unemployment levels and wage growth. With the meaningful number of millennials in the home buying market and the desire to downsize in the baby boomer generation, we believe demand for affordable new homes will outpace demand for other product offerings. Accordingly, homebuilders with attractive, lower price-point product in desirable locations should be poised to capture this demand for nicely appointed but reasonably priced homes, as buyers in this environment are primarily motivated by affordability.
We continue to demonstrate our commitment to the first-time and first move-up buyer through our land acquisitions and focus on delivering affordable homes through simplification. We also remain committed to our key strategic initiatives such as home closing gross margin improvement, selling, general and administrative cost control and community count stability, all of which are benefiting from our strategic product switch and simplification initiatives. We believe the successful execution of these initiatives will position us to continue to improve profitability as we realize the benefits of our transition. We have made considerable progress as approximately 85% of our active communities are targeted to first-time and first move-up buyers and those buyers represented approximately 90% of our orders in the second quarter of 2019. We expect to continue to deliver on our operational initiatives as we are opening an increasing number of communities that target first-time or first move-up buyers We believe this strategy will allow us to achieve higher orders pace, higher gross margins and better opportunities to leverage our overhead costs as we build and sell to the largest segments of the home buying population.
Summary Company Results
Second quarter 2019 results reflect growth in our entry-level business and improved closings and orders volume compared to the prior year quarter. Total home closing revenue was $863.1 million for the three months ended June 30, 2019, with a 5.3% increase in the number of homes closed over the prior year period. Home closing revenue decreased $9.3 million compared to the second quarter of 2018 due to a $24,800 decrease in average sales price resulting from our shift in focus to the first-time and first move-up buyer. The decrease in home closing revenue was partially offset by slightly higher year-over-year home closing gross margin resulting in relatively flat home closing gross profit of $159.1 million which combined with a $3.2 million increase in interest expense contributed to a 5.6% decline in net income of $50.8 million for the three months ended June 30, 2019 versus $53.8 million in the second quarter of 2018. We also incurred a $1.7 million charge taken in the second quarter of 2019 to sell one community that no longer fits our current strategy. Second quarter 2019 results reflect a marginally higher provision for income taxes of 24.9% versus 24.4% in the second quarter of 2018. Similar to the second quarter, year-to-date results reflect a $39.2 million decrease in home closing revenue and an $8.3 million decrease in home closing gross profit versus the six months ended June 30, 2018, resulting entirely from a decline in average sales prices as the number of homes closed increased 4.0%. Lower gross profit combined with a $3.7 million decrease in Other income, net and higher year-over-year interest expense led to net income of $76.2 million for the six months ended June 30, 2019 compared to $97.7 million for the 2018 period. Other income, net was favorably impacted in the first half of 2018 as a result of receiving a $4.8 million litigation settlement with no comparable event in the first half of 2019.
We experienced year-over-year growth in both closings and orders for the three and six months ended June 30, 2019 over the prior year. For the three and six months ended June 30, 2019, order units improved by 21.6% and 14.3%, respectively, to 2,735 and 5,265. We ended the second quarter of 2019 with 3,680 homes in backlog valued at $1.5 billion, a 1.7% increase in units and a decline of 3.4% in value over June 30, 2018, reflecting lower average sales prices.
Company Positioning
We believe that the investments in our new communities, particularly those designed for the first-time and first move-up homebuyer, and industry-leading innovation in our energy-efficient product offerings and automation create a differentiated strategy that has aided us in our success in the highly-competitive new home market.

Our focus includes the following strategic initiatives:

•	Expanding the number of LiVE.NOW® communities that target the growing first-time homebuyer;

•	Improving the overall customer experience, most recently through a simplification of the customer sale and construction processes and option selection process for move-up buyers at Studio M;

•	Demonstrating our commitment to innovation through a new fully-automated and secured digital loan pre-approval process available on our website;

•
Enhancing our website and sales offices through investments in technology. All of our LiVE.NOW® communities feature interactive technology tools offering homebuyers the ability to electronically search for available homes with their desired home features and based on their preferred availability or move-in dates;

•	Improving our home closing gross profit by growing revenue while managing costs, allowing us to better leverage our overhead; and

•	Actively and strategically acquiring and developing land in our markets in order to maintain and grow our lot supply and active community count.
In order to maintain focus on growing our business, we also remain committed to the following:

•	Increasing orders and order pace through the use of our consumer and market research to ensure that we build homes that offer our buyers their desired features and amenities;

•	Expanding market share in our smaller markets;

•	Continuing to innovate and promote our energy efficiency program and our M.Connected® Automation Suite to create differentiation for the Meritage brand;

•	Managing construction efficiencies and costs through national and regional vendor relationships with a focus on quality construction and warranty management;

•
Carefully managing our liquidity and a strong balance sheet, as we ended the quarter with $407.4 million in cash and cash equivalents and with a 42.1% debt-to-capital ratio and a 33.4% net debt-to-capital ratio;

•	Maximizing returns to our shareholders, most recently through our share repurchase program executed in the previous three quarters; and

•	Promoting a positive environment for our employees with market-competitive benefits in order to develop and motivate them and to minimize turnover and to maximize recruitment efforts.
Critical Accounting Policies
The accounting policies we deem most critical to us and that involve the most difficult, subjective or complex judgments include revenue recognition, valuation of real estate, goodwill, warranty reserves and valuation of deferred tax assets. There have been no significant changes to our critical accounting policies during the six months ended June 30, 2019 compared to those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our 2018 Annual Report on Form 10-K.

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

	Three Months Ended June 30,		Quarter over Quarter
	2019	2018	Change $	Change %
Home Closing Revenue
Total
Dollars	$863,053	$872,383	$(9,330)	(1.1)%
Homes closed	2,253	2,139	114	5.3%
Average sales price	$383.1	$407.8	$(24.8)	(6.1)%
West Region
Arizona
Dollars	$125,388	$118,272	$7,116	6.0%
Homes closed	389	366	23	6.3%
Average sales price	$322.3	$323.1	$(0.8)	(0.3)%
California
Dollars	$83,454	$142,019	$(58,565)	(41.2)%
Homes closed	132	206	(74)	(35.9)%
Average sales price	$632.2	$689.4	$(57.2)	(8.3)%
Colorado
Dollars	$90,130	$89,421	$709	0.8%
Homes closed	169	162	7	4.3%
Average sales price	$533.3	$552.0	$(18.7)	(3.4)%
West Region Totals
Dollars	$298,972	$349,712	$(50,740)	(14.5)%
Homes closed	690	734	(44)	(6.0)%
Average sales price	$433.3	$476.4	$(43.2)	(9.1)%
Central Region - Texas
Central Region Totals
Dollars	$289,839	$259,344	$30,495	11.8%
Homes closed	823	741	82	11.1%
Average sales price	$352.2	$350.0	$2.2	0.6%
East Region
Florida
Dollars	$111,736	$110,467	$1,269	1.1%
Homes closed	281	252	29	11.5%
Average sales price	$397.6	$438.4	$(40.7)	(9.3)%
Georgia
Dollars	$43,317	$34,835	$8,482	24.3%
Homes closed	122	104	18	17.3%
Average sales price	$355.1	$335.0	$20.1	6.0%
North Carolina
Dollars	$70,629	$77,075	$(6,446)	(8.4)%
Homes closed	196	195	1	0.5%
Average sales price	$360.4	$395.3	$(34.9)	(8.8)%
South Carolina
Dollars	$23,163	$26,885	$(3,722)	(13.8)%
Homes closed	70	76	(6)	(7.9)%
Average sales price	$330.9	$353.8	$(22.9)	(6.5)%
Tennessee
Dollars	$25,397	$14,065	$11,332	80.6%
Homes closed	71	37	34	91.9%
Average sales price	$357.7	$380.1	$(22.4)	(5.9)%
East Region Totals
Dollars	$274,242	$263,327	$10,915	4.1%
Homes closed	740	664	76	11.4%
Average sales price	$370.6	$396.6	$(26.0)	(6.6)%

	Six Months Ended June 30,		Quarter over Quarter
	2019	2018	Chg $	Chg %
Home Closing Revenue
Total
Dollars	$1,561,703	$1,600,915	$(39,212)	(2.4)%
Homes closed	4,018	3,864	154	4.0%
Average sales price	$388.7	$414.3	$(25.6)	(6.2)%
West Region
Arizona
Dollars	$223,842	$209,268	$14,574	7.0%
Homes closed	686	641	45	7.0%
Average sales price	$326.3	$326.5	$(0.2)	(0.1)%
California
Dollars	$169,291	$301,410	$(132,119)	(43.8)%
Homes closed	264	437	(173)	(39.6)%
Average sales price	$641.3	$689.7	$(48.5)	(7.0)%
Colorado
Dollars	$178,805	$143,807	$34,998	24.3%
Homes closed	338	256	82	32.0%
Average sales price	$529.0	$561.7	$(32.7)	(5.8)%
West Region Totals
Dollars	$571,938	$654,485	$(82,547)	(12.6)%
Homes closed	1,288	1,334	(46)	(3.4)%
Average sales price	$444.1	$490.6	$(46.6)	(9.5)%
Central Region - Texas
Central Region Totals
Dollars	$481,445	$451,089	$30,356	6.7%
Homes closed	1,366	1,283	83	6.5%
Average sales price	$352.4	$351.6	$0.9	0.2%
East Region
Florida
Dollars	$202,560	$223,254	$(20,694)	(9.3)%
Homes closed	507	512	(5)	(1.0)%
Average sales price	$399.5	$436.0	$(36.5)	(8.4)%
Georgia
Dollars	$85,456	$59,808	$25,648	42.9%
Homes closed	241	177	64	36.2%
Average sales price	$354.6	$337.9	$16.7	4.9%
North Carolina
Dollars	$127,170	$127,748	$(578)	(0.5)%
Homes closed	352	323	29	9.0%
Average sales price	$361.3	$395.5	$(34.2)	(8.7)%
South Carolina
Dollars	$42,745	$49,006	$(6,261)	(12.8)%
Homes closed	127	142	(15)	(10.6)%
Average sales price	$336.6	$345.1	$(8.5)	(2.5)%
Tennessee
Dollars	$50,389	$35,525	$14,864	41.8%
Homes closed	137	93	44	47.3%
Average sales price	$367.8	$382.0	$(14.2)	(3.7)%
East Region Totals
Dollars	$508,320	$495,341	$12,979	2.6%
Homes closed	1,364	1,247	117	9.4%
Average sales price	$372.7	$397.2	$(24.6)	(6.2)%

	Three Months Ended June 30,		Quarter over Quarter
	2019	2018	Change $	Change %
Home Orders (1)
Total
Dollars	$1,043,995	$917,996	$125,999	13.7%
Homes ordered	2,735	2,250	485	21.6%
Average sales price	$381.7	$408.0	$(26.3)	(6.4)%
West Region
Arizona
Dollars	$188,215	$135,717	$52,498	38.7%
Homes ordered	582	416	166	39.9%
Average sales price	$323.4	$326.2	$(2.8)	(0.9)%
California
Dollars	$135,519	$131,699	$3,820	2.9%
Homes ordered	207	190	17	8.9%
Average sales price	$654.7	$693.2	$(38.5)	(5.6)%
Colorado
Dollars	$110,314	$89,818	$20,496	22.8%
Homes ordered	220	166	54	32.5%
Average sales price	$501.4	$541.1	$(39.6)	(7.3)%
West Region Totals
Dollars	$434,048	$357,234	$76,814	21.5%
Homes ordered	1,009	772	237	30.7%
Average sales price	$430.2	$462.7	$(32.6)	(7.0)%
Central Region - Texas
Central Region Totals
Dollars	$275,380	$277,556	$(2,176)	(0.8)%
Homes ordered	827	766	61	8.0%
Average sales price	$333.0	$362.3	$(29.4)	(8.1)%
East Region
Florida
Dollars	$131,958	$136,534	$(4,576)	(3.4)%
Homes ordered	331	320	11	3.4%
Average sales price	$398.7	$426.7	$(28.0)	(6.6)%
Georgia
Dollars	$51,977	$41,964	$10,013	23.9%
Homes ordered	149	109	40	36.7%
Average sales price	$348.8	$385.0	$(36.2)	(9.4)%
North Carolina
Dollars	$89,571	$54,704	$34,867	63.7%
Homes ordered	240	143	97	67.8%
Average sales price	$373.2	$382.5	$(9.3)	(2.4)%
South Carolina
Dollars	$22,806	$30,652	$(7,846)	(25.6)%
Homes ordered	69	88	(19)	(21.6)%
Average sales price	$330.5	$348.3	$(17.8)	(5.1)%
Tennessee
Dollars	$38,255	$19,352	$18,903	97.7%
Homes ordered	110	52	58	111.5%
Average sales price	$347.8	$372.2	$(24.4)	(6.6)%
East Region Totals
Dollars	$334,567	$283,206	$51,361	18.1%
Homes ordered	899	712	187	26.3%
Average sales price	$372.2	$397.8	$(25.6)	(6.4)%

(1)
Home orders for any period represent the aggregate sales price of all homes ordered, net of cancellations. We do not include orders contingent upon the sale of a customer’s existing home as a sales contract until the contingency is removed.

	Six Months Ended June 30,		Quarter over Quarter
	2019	2018	Chg $	Chg %
Home Orders (1)
Total
Dollars	$2,020,974	$1,880,792	$140,182	7.5%
Homes ordered	5,265	4,608	657	14.3%
Average sales price	$383.9	$408.2	$(24.3)	(6.0)%
West Region
Arizona
Dollars	$333,613	$288,878	$44,735	15.5%
Homes ordered	1,039	875	164	18.7%
Average sales price	$321.1	$330.1	$(9.1)	(2.7)%
California
Dollars	$243,993	$292,097	$(48,104)	(16.5)%
Homes ordered	374	409	(35)	(8.6)%
Average sales price	$652.4	$714.2	$(61.8)	(8.7)%
Colorado
Dollars	$215,562	$186,913	$28,649	15.3%
Homes ordered	424	341	83	24.3%
Average sales price	$508.4	$548.1	$(39.7)	(7.2)%
West Region Totals
Dollars	$793,168	$767,888	$25,280	3.3%
Homes ordered	1,837	1,625	212	13.0%
Average sales price	$431.8	$472.5	$(40.8)	(8.6)%
Central Region - Texas
Central Region Totals
Dollars	$581,645	$557,059	$24,586	4.4%
Homes ordered	1,697	1,575	122	7.7%
Average sales price	$342.7	$353.7	$(10.9)	(3.1)%
East Region
Florida
Dollars	$258,032	$249,204	$8,828	3.5%
Homes ordered	632	583	49	8.4%
Average sales price	$408.3	$427.5	$(19.2)	(4.5)%
Georgia
Dollars	$102,204	$92,834	$9,370	10.1%
Homes ordered	293	257	36	14.0%
Average sales price	$348.8	$361.2	$(12.4)	(3.4)%
North Carolina
Dollars	$172,556	$116,189	$56,367	48.5%
Homes ordered	470	300	170	56.7%
Average sales price	$367.1	$387.3	$(20.2)	(5.2)%
South Carolina
Dollars	$48,020	$59,326	$(11,306)	(19.1)%
Homes ordered	150	168	(18)	(10.7)%
Average sales price	$320.1	$353.1	$(33.0)	(9.3)%
Tennessee
Dollars	$65,349	$38,292	$27,057	70.7%
Homes ordered	186	100	86	86.0%
Average sales price	$351.3	$382.9	$(31.6)	(8.2)%
East Region Totals
Dollars	$646,161	$555,845	$90,316	16.2%
Homes ordered	1,731	1,408	323	22.9%
Average sales price	$373.3	$394.8	$(21.5)	(5.4)%

	Three Months Ended June 30,
	2019		2018
	Ending	Average	Ending	Average
Active Communities
Total	254	257.0	253	253.0
West Region
Arizona	40	37.0	40	38.5
California	20	20.5	15	15.0
Colorado	21	22.0	19	18.0
West Region Totals	81	79.5	74	71.5
Central Region - Texas
Central Region Totals	73	78.5	90	93.5
East Region
Florida	36	34.0	30	29.0
Georgia	21	20.0	20	20.5
North Carolina	23	24.0	20	20.0
South Carolina	9	10.0	11	11.5
Tennessee	11	11.0	8	7.0
East Region Totals	100	99.0	89	88.0

	Six Months Ended June 30,
	2019		2018
	Ending	Average	Ending	Average
Active Communities
Total	254	263.0	253	248.5
West Region
Arizona	40	40.0	40	39.0
California	20	18.5	15	17.5
Colorado	21	20.5	19	15.0
West Region Totals	81	79.0	74	71.5
Central Region - Texas
Central Region Totals	73	84.0	90	91.0
East Region
Florida	36	33.5	30	29.0
Georgia	21	21.5	20	19.5
North Carolina	23	24.0	20	18.5
South Carolina	9	10.5	11	12.0
Tennessee	11	10.5	8	7.0
East Region Totals	100	100.0	89	86.0

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cancellation Rates (1)
Total	12%	12%	12%	13%
West Region
Arizona	10%	12%	10%	12%
California	14%	12%	14%	16%
Colorado	11%	13%	9%	10%
West Region Totals	11%	12%	11%	13%
Central Region - Texas
Central Region Totals	16%	13%	15%	15%
East Region
Florida	9%	9%	9%	10%
Georgia	18%	22%	15%	16%
North Carolina	8%	12%	9%	14%
South Carolina	15%	10%	18%	10%
Tennessee	6%	7%	7%	5%
East Region Totals	10%	12%	11%	12%

(1)	Cancellation rates are computed as the number of canceled units for the period divided by the gross sales units for the same period.

	At June 30,		Quarter over Quarter
	2019	2018	Change $	Change %
Order Backlog (1)
Total
Dollars	$1,477,007	$1,528,756	$(51,749)	(3.4)%
Homes in backlog	3,680	3,619	61	1.7%
Average sales price	$401.4	$422.4	$(21.1)	(5.0)%
West Region
Arizona
Dollars	$243,449	$199,508	$43,941	22.0%
Homes in backlog	696	560	136	24.3%
Average sales price	$349.8	$356.3	$(6.5)	(1.8)%
California
Dollars	$141,196	$213,761	$(72,565)	(33.9)%
Homes in backlog	201	290	(89)	(30.7)%
Average sales price	$702.5	$737.1	$(34.6)	(4.7)%
Colorado
Dollars	$140,304	$158,019	$(17,715)	(11.2)%
Homes in backlog	271	284	(13)	(4.6)%
Average sales price	$517.7	$556.4	$(38.7)	(7.0)%
West Region Totals
Dollars	$524,949	$571,288	$(46,339)	(8.1)%
Homes in backlog	1,168	1,134	34	3.0%
Average sales price	$449.4	$503.8	$(54.3)	(10.8)%
Central Region - Texas
Central Region Totals
Dollars	$473,968	$489,106	$(15,138)	(3.1)%
Homes in backlog	1,312	1,312	—	—%
Average sales price	$361.3	$372.8	$(11.5)	(3.1)%
East Region
Florida
Dollars	$220,544	$222,653	$(2,109)	(0.9)%
Homes in backlog	497	517	(20)	(3.9)%
Average sales price	$443.8	$430.7	$13.1	3.0%
Georgia
Dollars	$63,158	$83,505	$(20,347)	(24.4)%
Homes in backlog	175	231	(56)	(24.2)%
Average sales price	$360.9	$361.5	$(0.6)	(0.2)%
North Carolina
Dollars	$112,808	$85,273	$27,535	32.3%
Homes in backlog	295	220	75	34.1%
Average sales price	$382.4	$387.6	$(5.2)	(1.3)%
South Carolina
Dollars	$37,672	$45,805	$(8,133)	(17.8)%
Homes in backlog	112	125	(13)	(10.4)%
Average sales price	$336.4	$366.4	$(30.1)	(8.2)%
Tennessee
Dollars	$43,908	$31,126	$12,782	41.1%
Homes in backlog	121	80	41	51.3%
Average sales price	$362.9	$389.1	$(26.2)	(6.7)%
East Region Totals
Dollars	$478,090	$468,362	$9,728	2.1%
Homes in backlog	1,200	1,173	27	2.3%
Average sales price	$398.4	$399.3	$(0.9)	(0.2)%

(1)	Our backlog represents net sales that have not closed.

Operating Results
Companywide. In the second quarter of 2019, home closing volume improved by 5.3% to 2,253 closings valued at $863.1 million compared to 2,139 closings valued at $872.4 million in the corresponding prior year period. The increase in closings year-over-year was driven by improved backlog conversion due to selling and closing more speculative inventory homes in the second quarter of 2019 compared to the prior year, as we entered the quarter with a lower number of homes in backlog compared to 2018. Home closing revenue decreased by 1.1% due entirely to a $24,800 reduction in average sales price, reflective of a higher percentage of entry-level homes in our closing mix related to our strategic transition to first-time and first move-up homebuyers. Home order volume improved by 21.6% to 2,735 homes valued at $1.0 billion in the second quarter of 2019 as compared to 2,250 homes valued at $918.0 million in the second quarter of 2018. The improvement in orders was due to a 19.1% increase in year-over-year orders pace at 10.6 homes ordered per average active community. We ended the quarter with 254 actively selling communities, essentially flat with the prior year.
For the six months ended June 30, 2019, home closing units grew by 154 units, although home closing revenue declined by $39.2 million on 4,018 closings. Orders also increased by 657 units and $140.2 million to 5,265 orders valued at $2.0 billion for the six months ended June 30, 2019, 14.3% and 7.5% increases, respectively. Similar to second quarter results, demand for our affordable entry-level homes drove the increase in orders, as we experienced an 8.1% higher orders pace than in 2018. We ended the quarter with 3,680 homes in backlog valued at $1.5 billion, compared to 3,619 units valued at $1.5 billion at June 30, 2018. Despite the 61 unit, or 1.7% increase in backlog units, backlog value declined 3.4%, driven entirely by lower average sales prices as our backlog is comprised of a higher percentage of entry-level homes than the prior year.
West. The West Region closed 690 homes and generated $299.0 million in home closing revenue in the second quarter of 2019 compared to 734 homes and $349.7 million in the second quarter of 2018. The decrease in home closing revenue is due partially to the 6.0% decline in volume coupled with the $43,200 decrease in average sales price. The reduction in closing volume was related to California which entered the quarter with 58.8% lower backlog stemming from fewer communities open entering the year and slower orders pace in the first and second quarters of 2019. The decline was partially offset by year-over-year increases in closing volume in Colorado and Arizona. The decline in average sales price was driven by a combination of entry-level product contributing more meaningfully to the closing mix in the second quarter of 2019 compared to prior year and the lessened impact of California in the Region's closing mix, where average sales prices are historically higher than the other states in the Region. The Region ended the second quarter of 2019 with 1,009 orders valued at $434.0 million versus 772 orders valued at $357.2 million in the second quarter of 2018, with order improvements recorded in every state in the Region. The 30.7% improvement in order volume was primarily driven by Arizona where a 45.4% higher orders pace compared to the prior year contributed more than two-thirds of the 237 unit growth in orders for the Region. Over 70% of our communities in Arizona are designed to appeal to first-time or first move-up buyers and we believe the high demand we are experiencing is directly attributable to the product offerings we have designed for these buyers. We opened 13 communities throughout the Region in the second quarter of 2019 and we anticipate even more West Region community openings in the latter half of the year, the majority of which will be targeted toward the first-time homebuyer. The Region ended the quarter with 1,168 homes in backlog valued at $0.5 billion, a 3.0% increase in units and an 8.1% decline in value from the prior year.
Year-to-date results in the West Region were similar to those of the second quarter. The number and value of homes closed versus prior year declined by 3.4% and 12.6%, respectively, with a 9.5% decrease in average sales price. Orders for the Region improved 13.0% year-to-date which resulted in 3.3% higher order value. Orders pace improved by 2.6% and the average number of actively selling communities improved by 10.5% in the Region for the six months ended June 30, 2019.
Central. In the second quarter of 2019, the Central Region, made up of our Texas markets, closed 823 homes and generated $289.8 million in home closing revenue, up 11.1% and 11.8%, respectively, from prior year results of 741 homes and $259.3 million of home closing revenue. While average sales prices in individual markets within the Region are declining as a result of our focus on first-time and first move-up buyers, average sales prices on closings overall in the Region were up slightly, by approximately $2,000, as a result of generally higher priced markets contributing more closing units than in the prior year period. Orders grew by 8.0% while order value was relatively flat due to the decline in average sales prices reflecting our transition to entry-level and first move-up homes. The Region ended the second quarter of 2019 with 827 units ordered valued at $275.4 million compared to 766 units valued at $277.6 million in the prior year quarter. Order volume improved in the second quarter of 2019 due to a 28.0% increase in orders pace in the Region, more than offsetting the 16.0% decrease in average community count compared to the prior year. The fast absorption pace of our communities has resulted in us selling out of communities faster than we have been able to open replacement communities. We are responding to the entry-level demand in this Region with a strong transition to first-time buyer product offerings and we attribute the improved orders pace to that transition. All of the communities opened in the Region in the second quarter of 2019 are designed for the first-time or first move-up buyer.

We also saw overall improvements in the Region for the six months ended June 30, 2019. Home closings and home closing revenue were up 6.5% and 6.7%, respectively, and orders and order value were up year-over-year by 7.7% and 4.4%, respectively. Orders pace increased by 16.8%, helping the Region end the quarter with 1,312 units in backlog, flat with ending backlog in the second quarter of 2018, although value of backlog declined to $474.0 million, a 3.1% decrease over the prior year.
East. During the three months ended June 30, 2019, the East Region delivered 740 closings and $274.2 million in home closing revenue compared to 664 closings and $263.3 million in home closing revenue in the prior year, improvements of 11.4% and 4.1%, respectively. Average sales price decreased by $26,000 in the second quarter of 2019 compared to prior year resulting from our transition to entry-level and first move-up product. Orders and order volume in the East Region improved by 26.3% and 18.1%, respectively, for the second quarter of 2019 with 899 units valued at $334.6 million compared to 712 units valued at $283.2 million in the prior year. The improvement in orders is primarily due to a 12.5% increase in average active communities combined with a 12.3% increase in orders pace.
The year-to-date results of the East Region were similar to those of the second quarter, with 9.4% and 2.6% improvements in closing volume and revenue, respectively, compared to 2018 providing 1,364 closings and $508.3 million in home closing revenue for the six month period ending June 30, 2019. The number and value of orders also improved by 22.9% and 16.2%, respectively, due to a 5.5% increase in orders pace for the six months ended June 30, 2019 compared to prior year. The East Region ended the quarter with 1,200 homes in backlog valued at $478.1 million compared to 1,173 homes valued at $468.4 million at June 30, 2018, 2.3% and 2.1% increases, respectively.
Land Closing Revenue and Gross Loss
From time to time, we may sell certain lots or land parcels to other homebuilders, developers or investors if we feel the sale will provide a greater economic benefit to us than continuing home construction or where we are looking to diversify our land positions in the specific geography. As a result of such sales, we recognized land closing revenue of $1.6 million and $5.1 million for the three months ending June 30, 2019 and 2018, respectively and $11.1 and $19.1 million for the six months ended June 30, 2019 and 2018, respectively. We recognized land closing gross losses of $1.7 million and $0.7 million in the second quarters of 2019 and 2018, respectively. Year to date land sales in 2019 resulted in a $1.4 million loss as compared to a $1.9 million loss in the prior year. Both the second quarter and year to date 2019 losses were impacted by a $1.7 million charge taken in the second quarter of 2019 to sell one community that no longer fits our entry level strategy.
Other Operating Information (dollars in thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	Dollars	Percent of Home Closing Revenue	Dollars	Percent of Home Closing Revenue	Dollars	Percent of Home Closing Revenue	Dollars	Percent of Home Closing Revenue
Home Closing Gross Profit (1)
Total	$159,118	18.4%	$159,515	18.3%	$275,580	17.6%	$283,845	17.7%

West	$53,504	17.9%	$63,630	18.2%	$98,899	17.3%	$113,835	17.4%

Central	$57,617	19.9%	$52,496	20.2%	$91,980	19.1%	$88,772	19.7%

East	$47,997	17.5%	$43,389	16.5%	$84,701	16.7%	$81,238	16.4%

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

Companywide. Home closing gross margin for the second quarter of 2019 improved 10 basis points compared to the same prior year period, and held relatively flat at $159.1 million in 2019 versus $159.5 million in 2018, despite lower revenues. For the six months ended June 30, 2019, gross margin dipped 10 basis points, largely the result of targeted incentives that were offered in the latter half of the fourth quarter of 2018 and early in the first quarter of 2019 on slow-moving move-up inventory and in highly competitive markets, the majority of which closed in the first quarter of 2019. We expect our improved backlog conversion and simplified product offerings will continue to help improve our gross margin and gain operating leverage as we progress through the last half of the year.
West. Home closing gross margin for the West Region declined by 30 basis points to 17.9% for the second quarter of 2019 versus 18.2% in the second quarter of 2018, and by 10 basis points to 17.3% for the six months ended June 30, 2019 versus 17.4% for the same period in the prior year. Lower home closing revenue resulting from increased incentives, particularly in California markets, and lower average sales prices related to our shift to entry-level product was partially offset by construction efficiencies driven by our simplified product offerings, minimizing the impact the incentives had on our gross margin.
Central. The Central Region provided the highest home closing gross margin in the company during the second quarter of 2019 of 19.9% for the quarter ending June 30, 2019, down 30 basis points from 20.2% in the prior year. This is mainly due to the lower average sales prices in all markets although that was partially offset by construction efficiencies driven by our simplified product offerings, minimizing the impact on our gross margin. We anticipate that as our improved orders pace translates into closings, our revenue will grow, expanding our leverage of overhead costs to improve gross margin. For the six months ended June 30, 2019, gross margin was down 60 basis points to 19.1% as compared to 19.7% for the same 2018 period. The year-over-year decline in year-to-date gross margin for the Region is primarily due to targeted incentives offered on speculative inventory homes that were available to both sell and close in the first half of 2019.
East. Home closing gross margin in the East Region improved 100 basis points year-over-year to 17.5% in the second quarter of 2019 versus 16.5% for the comparable 2018 period. For the six months ended June 30, 2019, gross margin was up 30 basis points to 16.7% versus 16.4% for the same period in the prior year. The year-over-year improvement in gross margin for both the three and six month periods are the result of more efficient plan designs with shorter construction cycle times combined with greater leverage of overhead costs on higher revenue as compared to the prior year periods. We have fully transitioned to our updated product and plan designs in this Region whereas prior years included larger volumes of legacy product and plan designs that were less efficient and more costly to build.
Financial Services Profit (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Financial services profit	$6,031	$5,651	$10,733	$9,871
Financial services profit represents the net profit of our financial services operations, including the operating profit generated by our wholly-owned title company, Carefree Title, as well as our portion of earnings from a mortgage joint venture. Financial services profit improved year over year due to higher closing volume.
Selling, General and Administrative Expenses and Other Expenses ($ in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Commissions and other sales costs
Dollars	$(60,125)	$(60,823)	$(112,680)	$(113,575)
Percent of home closing revenue	7.0%	7.0%	7.2%	7.1%
General and administrative expenses
Dollars	$(34,779)	$(34,205)	$(68,345)	$(65,098)
Percent of home closing revenue	4.0%	3.9%	4.4%	4.1%
Interest expense
Dollars	$(3,197)	$(44)	$(7,282)	$(180)
Other income, net
Dollars	$2,368	$1,778	$3,414	$7,103
Provision for income taxes
Dollars	$(16,846)	$(17,347)	$(23,804)	$(22,357)
Commissions and Other Sales Costs. Commissions and other sales costs are comprised of internal and external commissions and related sales and marketing expenses such as advertising and sales office costs. These costs were $60.1 million for the three months ended June 30, 2019, $0.7 million lower than the prior year period. As a percentage of home closing revenue, commissions and other sales costs were flat at 7.0%. For the six months ended June 30, 2019, commissions and other sales costs increased 10 basis points, but were $0.9 million lower than the corresponding prior year period. The increase as a percentage of home closing revenue is due primarily to higher external commissions paid in the first quarter of 2019 compared to the same prior year period, largely the result of sales campaigns in the fourth quarter of 2018 and early in 2019 to capture orders on our available spec inventory that were able to close in the first quarter of 2019. The decline in commissions and other sales costs in dollars compared to prior year, both for the three and six months ended June 30, 2019 is largely related to the decline in home closing revenue as a result of lower average sales prices.
General and Administrative Expenses. General and administrative expenses represent corporate and divisional overhead expenses such as salaries and bonuses, occupancy, insurance and travel expenses. For the three months ended June 30, 2019, general and administrative expenses were $34.8 million as compared to $34.2 million for the 2018 period. As a percentage of home closing revenue, these costs increased 10 basis points for the three month period ending June 30, 2019 to 4.0%, primarily the result of decreased leverage from lower home closing revenue. For the six months ended June 30, 2019 and 2018, general and administrative expenses were $68.3 million or 4.4% of home closing revenue, as compared to $65.1 million or 4.1% of home closing revenue in 2018. The increase year over year both in dollars and as a percentage of revenue is largely due to the impact of $3.1 million in one-time charges related to severance costs and accelerated equity compensation costs incurred in the first half of 2019. We continually strive to optimize overhead leverage through cost control efforts at both the corporate and divisional levels.
Interest Expense. Interest expense is comprised of interest incurred, but not capitalized, on our senior notes, other borrowings, and our amended and restated unsecured revolving credit facility ("Credit Facility"). Interest expense for the three months ended June 30, 2019 totaled $3.2 million compared to $44,000 in the corresponding prior year period. We experienced similar increases in year to date interest expense with $7.3 million in 2019 compared to $180,000 in the prior year. This year-over-year increase is due to less interest capitalized to assets under development resulting from more efficient turnover of inventory related to our simplified construction strategy.
Other Income, Net. Other income, net, primarily consists of (i) sublease income, (ii) interest earned on our cash and cash equivalents, (iii) payments and awards related to legal settlements and (iv) our portion of pre-tax income or loss from non-financial services joint ventures. For the three months ended June 30, 2019, Other income, net was $2.4 million versus $1.8 million in 2018. Other income, net was favorably impacted in the second quarter of 2019 primarily from interest earned on our cash and cash equivalents. For the six months ended June 30, 2019, Other income, net was $3.4 million compared to $7.1 million in the 2018 period. Other income, net was favorably impacted in the first quarter of 2018 as a result of receiving a $4.8 million litigation settlement related to a previous joint venture in Nevada.
Income Taxes. Our effective tax rate was 24.9% and 24.4% for the three months ended June 30, 2019 and 2018, respectively, and 23.8% and 18.6% for the six months ended June 30, 2019 and 2018, respectively. The lower rate in 2018 was favorably impacted by the enactment of the Bipartisan Budget Act of 2018 in February 2018, which included a retroactive extension of the Internal Revenue Code §45L new energy efficient homes credit, which had previously expired in 2016. This extension provision provided for a single year extension of energy tax credits for homes sold in 2017 that met the qualification criteria. In accordance with ASC 740, the effects of these tax credits were recorded in the first quarter of 2018, based on the date of enactment, regardless of the retroactive treatment. In the first half of 2019, we recorded a minor tax benefit from our efforts to capture additional energy credits from 2016 and 2017. We also recorded a tax benefit from equity-based compensation for awards vested in the first half of 2019. These tax benefits had a favorable impact on our 2019 effective tax rate.
Liquidity and Capital Resources
Overview
Our principal uses of capital in the first six months of 2019 were acquisition and development of new and strategic lot positions, operating expenses, home construction, repurchasing our common stock and the payment of routine liabilities. We used funds generated by operations to meet our short-term working capital requirements. We remain focused on acquiring desirable land positions, generating increasing margins in our homebuilding operations and maintaining a strong balance sheet to support future needs and growth, while leveraging land options where possible.

Operating Cash Flow Activities
During the six months ended June 30, 2019, net cash provided by operating activities totaled $113.3 million versus net cash used in operating activities of $10.5 million during the six months ended June 30, 2018. Operating cash flows in 2019 and 2018 benefited from cash generated by net earnings of $76.2 million and $97.7 million, respectively. For the six months ended June 30, 2018, net earnings were offset by an increase in real estate of $155.8 million, reflecting land development and home construction spending, whereas our real estate levels remained relatively flat in the first six months of 2019 due to our more efficient asset turns.
Investing Cash Flow Activities
During the six months ended June 30, 2019, net cash used in investing activities totaled $5.8 million as compared to $16.1 million for the same period in 2018. Cash used in investing activities in the first six months of 2019 and 2018 is mainly attributable to the purchases of property and equipment of $12.1 million and $15.7 million for the 2019 and 2018 periods, respectively. For the 2019 period, this was partially offset by a final distribution from the sale of our interest in an unconsolidated entity of $7.3 million.
Financing Cash Flow Activities
During the six months ended June 30, 2019, net cash used in financing activities totaled $11.6 million as compared to net cash provided by financing activities of $25.2 million for the same period in 2018. The net cash used in financing activities in 2019 primarily reflects repurchases of our common stock of $9.0 million. The net cash provided by financing activities in 2018 is primarily the result of $206.0 million in net proceeds received from our 6.00% bond issuance offset partially by the $175.0 million repayment of our 4.50% senior notes.

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

During the six months ended June 30, 2019, we closed 4,018 homes, purchased about 3,900 lots for $146.1 million, spent $162.1 million on land development and started construction on 4,943 homes. We primarily purchase undeveloped land or partially-finished lots requiring development dollars in order to bring them to a finished status ready for home construction. We exercise strict controls and believe we have a prudent strategy for Company-wide cash management, including those related to cash outlays for land and inventory acquisition and development. We ended the second quarter of 2019 with $407.4 million of cash and cash equivalents, an increase of $95.9 million from December 31, 2018 and had no outstanding borrowings on our Credit Facility.

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

On February 13, 2019, the Company's Board of Directors authorized a new stock repurchase program, authorizing the expenditure of up to $100.0 million to repurchase shares of our common stock. This program followed the completion of the $100.0 million stock repurchase program approved in July 2018 and completed in the fourth quarter of 2018. There is no stated expiration for this program. The repurchases of the Company's shares may be made in the open market, in privately negotiated transactions, or otherwise. The timing and amount of repurchases, if any, will be determined by the Company's management at its discretion and be based on a variety of factors such as market price of the Company's common stock, corporate and contractual requirements, prevailing market and economic conditions and legal requirements. The share repurchase program may be modified, suspended or discontinued at any time. The Company intends to retire any shares repurchased. In the six months ended June 30, 2019, we purchased and retired 208,840 shares of our common stock at an aggregate purchase price of $9.0 million and as of June 30, 2019, $91.0 million remained available under this program.

We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. Debt-to-capital and net debt-to-capital are calculated as follows (dollars in thousands):

	As of
	June 30, 2019	December 31, 2018
Notes payable and other borrowings	$1,307,922	$1,310,057
Stockholders’ equity	1,798,100	1,720,755
Total capital	$3,106,022	$3,030,812
Debt-to-capital (1)	42.1%	43.2%
Notes payable and other borrowings	$1,307,922	$1,310,057
Less: cash and cash equivalents	(407,427)	(311,466)
Net debt	900,495	998,591
Stockholders’ equity	1,798,100	1,720,755
Total net capital	$2,698,595	$2,719,346
Net debt-to-capital (2)	33.4%	36.7%

(1)
Debt-to-capital is computed as senior notes, net and loans payable and other borrowings divided by the aggregate of total senior notes, net and loans payable and other borrowings and stockholders' equity.

(2)
Net debt-to-capital is computed as net debt divided by the aggregate of net debt and stockholders' equity. Net debt is total senior notes, net and loans payable and other borrowings, less cash and cash equivalents. The most directly comparable GAAP financial measure is the ratio of debt-to-capital. We believe the ratio of net debt-to-capital is a relevant financial measure for investors to understand the leverage employed in our operations and as an indicator of our ability to obtain financing.

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

Credit Facility Covenants
Borrowings under the Credit Facility are unsecured, but availability is subject to, among other things, a borrowing base. The Credit Facility also contains certain financial covenants, including (a) a minimum tangible net worth requirement of $1.1 billion (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings), and (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 60%. In addition, we are required to maintain either (i) an interest coverage ratio (EBITDA to interest expense, as defined therein) of at least 1.50 to 1.00 or (ii) liquidity (as defined therein) of an amount not less than our consolidated interest incurred during the trailing 12 months. We were in compliance with all Credit Facility covenants as of June 30, 2019. Our actual financial covenant calculations as of June 30, 2019 are reflected in the table below.

Financial Covenant (dollars in thousands):	Covenant Requirement	Actual
Minimum Tangible Net Worth	>$1,240,284	$1,758,041
Leverage Ratio	< 60%	30%
Interest Coverage Ratio (1)	> 1.50	4.61
Minimum Liquidity (1)	>$85,943	$1,131,819
Investments other than defined permitted investments	<$527,412	$7,555

(1)	We are required to meet either the Interest Coverage Ratio or Minimum Liquidity, but not both.
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
We are involved in various routine legal and regulatory proceedings, including, without limitation, warranty claims and litigation and arbitration proceedings alleging construction defects. In general, the proceedings are incidental to our business, and most exposure is subject to and should be covered by warranty and indemnity obligations of our consultants and subcontractors. Additionally, some such claims are also covered by insurance. In addition to our warranty reserve, we have approximately $0.5 million of total reserves not related to warranty or construction defect matters. See Note 1 and Note 16 of the accompanying unaudited consolidated financial statements for additional information related to construction defect and warranty related reserves. With respect to the majority of pending litigation matters, our ultimate legal and financial responsibility, if any, cannot be estimated with certainty and, in most cases, any potential losses related to these matters are not considered probable. Historically, most disputes regarding warranty claims are resolved prior to litigation.
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
Issuer Purchases of Equity Securities
On February 13, 2019, the Board of Directors authorized a new stock repurchase program, authorizing the expenditure of up to $100.0 million to repurchase shares of our common stock. This program follows the completion of the $100.0 million stock repurchase program approved in July 2018 and completed in the fourth quarter of 2018. There is no stated expiration for this program. The repurchases of the Company's shares may be made in the open market, in privately negotiated transactions, or otherwise. The timing and amount of repurchases, if any, will be determined by the Company's management at its discretion and be based on a variety of factors such as the market price of the Company's common stock, corporate and contractual requirements, prevailing market and economic conditions and legal requirements. The share repurchase program may be modified, suspended or discontinued at any time. As of June 30, 2019, there was $91.0 million available under this program to repurchase shares. There were no share repurchases during the three months ended June 30, 2019.

Item 6.	Exhibits

Exhibit Number	Description	Page or Method of Filing
3.1	Restated Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3 of Form 8-K dated June 20, 2002

3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated September 15, 2004

3.1.2	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Proxy Statement for the Registrant's 2006 Annual Meeting of Stockholders

3.1.3	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix B of Proxy Statement for the Registrant's 2008 Annual Meeting of Stockholders

3.1.4	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Definitive Proxy Statement filed with the Securities and Exchange Commission on January 9, 2009

3.2	Amended and Restated Bylaws of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated May 10, 2017

4.1	Ninth Supplemental Indenture (re 7.15% Senior Notes due 2020)	Filed herewith

4.2	Sixth Supplemental Indenture (re 7.00% Senior Notes due 2022)	Filed herewith

4.3	First Supplemental Indenture (re 6.00% Senior Notes due 2025)	Filed herewith

4.4	First Supplemental Indenture (re 5.125% Senior Notes due 2027)	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Steven J. Hilton, Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Hilla Sferruzza, Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Furnished herewith

101.0
The following financial statements from the Meritage Homes Corporation Quarterly Report on Form 10-Q for the three and six months ended June 30, 2019 were formatted in XBRL (Extensible Business Reporting Language); (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Income Statements, (iii) Unaudited Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERITAGE HOMES CORPORATION, a Maryland Corporation

By:	/s/ HILLA SFERRUZZA
Hilla Sferruzza Chief Financial Officer and Chief Accounting Officer (Duly Authorized Officer and Principal Financial Officer)

Date:	July 29, 2019

INDEX OF EXHIBITS

3.1	Restated Articles of Incorporation of Meritage Homes Corporation

3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.2	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.3	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.4	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.2	Amended and Restated Bylaws of Meritage Homes Corporation

4.1	Ninth Supplemental Indenture (re 7.15% Senior Notes due 2020)

4.2	Sixth Supplemental Indenture (re 7.00% Senior Notes due 2022)

4.3	First Supplemental Indenture (re 6.00% Senior Notes due 2025)

4.4	First Supplemental Indenture (re 5.125% Senior Notes due 2027)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Steven J. Hilton, Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Hilla Sferruzza, Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.0
The following financial statements from the Meritage Homes Corporation Quarterly Report on Form 10-Q for the three and six months ended June 30, 2019 were formatted in XBRL (Extensible Business Reporting Language); (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Income Statements, (iii) Unaudited Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Consolidated Financial Statements.