Form 10-Q
period 2019-09-30
Meritage Homes CORP
filed 2019-10-28
CIK 833079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by a checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Common shares outstanding as of October 24, 2019: 38,299,111

MERITAGE HOMES CORPORATION
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2019

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30, 2019	December 31, 2018
Assets
Cash and cash equivalents	$454,812	$311,466
Other receivables	85,962	77,285
Real estate	2,853,933	2,742,621
Deposits on real estate under option or contract	45,643	51,410
Investments in unconsolidated entities	7,908	17,480
Property and equipment, net	53,111	54,596
Deferred tax asset	25,656	26,465
Prepaids, other assets and goodwill	108,010	84,156
Total assets	$3,635,035	$3,365,479
Liabilities
Accounts payable	$180,069	$128,169
Accrued liabilities	240,102	177,862
Home sale deposits	31,444	28,636
Loans payable and other borrowings	13,992	14,773
Senior notes, net	1,295,862	1,295,284
Total liabilities	1,761,469	1,644,724
Stockholders’ Equity
Preferred stock, par value $0.01. Authorized 10,000,000 shares; none issued and outstanding at September 30, 2019 and December 31, 2018	—	—
Common stock, par value $0.01. Authorized 125,000,000 shares; 38,299,111 and 38,072,659 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	383	381
Additional paid-in capital	508,541	501,781
Retained earnings	1,364,642	1,218,593
Total stockholders’ equity	1,873,566	1,720,755
Total liabilities and stockholders’ equity	$3,635,035	$3,365,479
See accompanying notes to unaudited consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Homebuilding:
Home closing revenue	$939,185	$877,734	$2,500,888	$2,478,649
Land closing revenue	1,695	6,847	12,747	25,991
Total closing revenue	940,880	884,581	2,513,635	2,504,640
Cost of home closings	(753,068)	(719,142)	(2,039,191)	(2,036,212)
Cost of land closings	(1,721)	(6,922)	(14,149)	(27,963)
Total cost of closings	(754,789)	(726,064)	(2,053,340)	(2,064,175)
Home closing gross profit	186,117	158,592	461,697	442,437
Land closing gross loss	(26)	(75)	(1,402)	(1,972)
Total closing gross profit	186,091	158,517	460,295	440,465
Financial Services:
Revenue	4,317	3,832	11,705	10,750
Expense	(1,725)	(1,659)	(4,949)	(4,836)
Earnings from financial services unconsolidated entities and other, net	2,990	4,148	9,559	10,278
Financial services profit	5,582	6,321	16,315	16,192
Commissions and other sales costs	(63,450)	(60,282)	(176,130)	(173,857)
General and administrative expenses	(37,191)	(35,906)	(105,536)	(101,004)
Interest expense	(1,068)	(53)	(8,350)	(233)
Other income, net	2,402	2,812	5,816	9,915
Earnings before income taxes	92,366	71,409	192,410	191,478
Provision for income taxes	(22,557)	(17,274)	(46,361)	(39,631)
Net earnings	$69,809	$54,135	$146,049	$151,847
Earnings per common share:
Basic	$1.82	$1.34	$3.83	$3.75
Diluted	$1.79	$1.33	$3.76	$3.69
Weighted average number of shares:
Basic	38,296	40,283	38,119	40,472
Diluted	39,079	40,855	38,841	41,100
See accompanying notes to unaudited consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net earnings	$146,049	$151,847
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	19,553	19,458
Stock-based compensation	15,719	13,737
Equity in earnings from unconsolidated entities	(8,934)	(11,160)
Distributions of earnings from unconsolidated entities	11,261	11,898
Other	3,902	2,197
Changes in assets and liabilities:
(Increase) in real estate	(110,295)	(161,816)
Decrease in deposits on real estate under option or contract	5,773	10,080
(Increase)/decrease in other receivables, prepaids and other assets	(3,108)	1,686
Increase in accounts payable and accrued liabilities	84,632	35,625
Increase in home sale deposits	2,808	100
Net cash provided by operating activities	167,360	73,652
Cash flows from investing activities:
Investments in unconsolidated entities	(1,112)	(551)
Distributions of capital from unconsolidated entities	7,250	597
Purchases of property and equipment	(18,376)	(23,754)
Proceeds from sales of property and equipment	267	107
Maturities/sales of investments and securities	675	1,065
Payments to purchase investments and securities	(675)	(1,065)
Net cash used in investing activities	(11,971)	(23,601)
Cash flows from financing activities:
Repayment of loans payable and other borrowings	(3,086)	(13,484)
Repayment of senior notes	—	(175,000)
Proceeds from issuance of senior notes	—	206,000
Payment of debt issuance costs	—	(3,198)
Repurchase of shares	(8,957)	(29,353)
Net cash used in financing activities	(12,043)	(15,035)
Net increase in cash and cash equivalents	143,346	35,016
Cash and cash equivalents, beginning of period	311,466	170,746
Cash and cash equivalents, end of period	$454,812	$205,762
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
Our homebuilding activities are conducted under the name of Meritage Homes in each of our homebuilding markets. In limited cases, we also offer luxury homes under the brand name of Monterey Homes that are currently in close-out stages. At September 30, 2019, we were actively selling homes in 250 communities, with base prices ranging from approximately $182,000 to $1,286,000.
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
Cash and Cash Equivalents. Liquid investments with an initial maturity of three months or less are classified as cash equivalents. Amounts in transit from title companies or closing agents for home closings of approximately $65.9 million and $76.1 million are included in cash and cash equivalents at September 30, 2019 and December 31, 2018, respectively.
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
Deposits. Deposits paid for land options and purchase contracts are recorded and classified as Deposits on real estate under option or contract until the related land is purchased. Deposits are reclassified as a component of real estate inventory at the time the deposit is applied to the acquisition price of the land based on the terms of the underlying agreements. To the extent they are non-refundable, deposits are charged to expense if the land acquisition contract is terminated or no longer considered probable. Since our acquisition contracts typically do not require specific performance, we do not consider such contracts to be contractual obligations to purchase the land and our total exposure under such contracts is limited to the loss of the non-refundable deposits and any ancillary capitalized costs. Our deposits on real estate under option or contract were $45.6 million and $51.4 million as of September 30, 2019 and December 31, 2018, respectively.
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
Off-Balance Sheet Arrangements - Other. In the normal course of business, we may acquire lots from various development entities pursuant to option and purchase agreements. The purchase price generally approximates the market price at the date the contract is executed (with possible future escalators). See Note 3 for additional information on these off-balance sheet arrangements.
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

The table below outlines our surety bond and letter of credit obligations (in thousands):

	As of
	September 30, 2019		December 31, 2018
	Outstanding	Estimated work remaining to complete	Outstanding	Estimated work remaining to complete
Sureties:
Sureties related to owned projects and lots under contract	$378,154	$171,108	$339,221	$133,662
Total Sureties	$378,154	$171,108	$339,221	$133,662
Letters of Credit (“LOCs”):
LOCs for land development	48,943	N/A	70,287	N/A
LOCs for general corporate operations	3,750	N/A	3,750	N/A
Total LOCs	$52,693	N/A	$74,037	N/A

Accrued Liabilities. Accrued liabilities at September 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	As of
	September 30, 2019	December 31, 2018
Accruals related to real estate development and construction activities	$76,988	$54,589
Payroll and other benefits	50,767	60,209
Accrued interest	33,703	13,296
Accrued taxes	15,006	7,548
Warranty reserves	21,311	24,552
Lease liability (1)	33,148	—
Other accruals	9,179	17,668
Total	$240,102	$177,862

(1)	Refer to Note 4 for additional information related to our leases.
Warranty Reserves. We provide home purchasers with limited warranties against certain building defects and we have certain obligations related to those post-construction warranties for closed homes. The specific terms and conditions of these limited warranties vary by state, but overall the nature of the warranties include a complete workmanship and materials warranty for the first year after the close of the home, a major mechanical warranty for two years after the close of the home and a structural warranty that typically extends up to 10 years after the close of the home. With the assistance of an actuary, we have estimated the reserves for the structural warranty based on the number of homes still under warranty and historical data and trends for our communities. We may use industry data with respect to similar product types and geographic areas in markets where our experience is incomplete to draw a meaningful conclusion. We regularly review our warranty reserves and adjust them, as necessary, to reflect changes in trends as information becomes available. Included in the warranty reserve balances at September 30, 2019 and December 31, 2018 reflected in the table below are case-specific reserves for two warranty matters related to (1) alleged stucco defects in Florida; and (2) a foundation design and performance matter affecting a single community in Texas.
A summary of changes in our warranty reserves follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Balance, beginning of period	$20,927	$23,659	$24,552	$23,328
Additions to reserve from new home deliveries	4,150	4,092	11,425	11,645
Warranty claims	(3,766)	(4,887)	(14,666)	(12,109)
Adjustments to pre-existing reserves	—	—	—	—
Balance, end of period	$21,311	$22,864	$21,311	$22,864

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
We have received claims related to stucco installation from homeowners in certain Florida communities and based on the information available to us we have established reserves to cover our anticipated net exposure related to these claims. Our review of these stucco related matters is ongoing and our estimate of future costs of repairs is based on our judgment, various assumptions and internal data. Due to the degree of judgment and the potential for variability in our underlying assumptions and data, as we obtain additional information, we may revise our estimate. As of September 30, 2019, after taking into account potential recovery under our general liability insurance policies and potential recoveries from the contractors involved and their insurers, we believe our reserves are sufficient to cover the repairs related to the existing stucco claims. Additionally, we have received claims related to a foundation design and performance matter affecting a single community in Texas requiring repairs to be made to homes within that community. A significant amount of the identified repairs have been made, however, repair efforts are ongoing and our estimate of costs to resolve this matter are updated regularly as progress is made. As of September 30, 2019, taking into account sources of future potential recovery from contractors involved with the design and construction of the homes and their insurers as well as from our general liability insurer, we believe our reserves are sufficient to cover repairs and related claims. See Note 16 in the accompanying unaudited consolidated financial statements for additional information regarding both of these matters.
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
Recent Accounting Pronouncements.
In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract ("ASU 2018-15"), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. Entities will need to consider both the nature of the costs and the phase of development in which the implementation costs are incurred to determine whether the costs should be capitalized or expensed. ASU 2018-15 is effective for us beginning January 1, 2020. ASU 2018-15 may be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We plan to adopt ASU 2018-15 prospectively. We do not expect adoption to have a material impact on our financial statement disclosures.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"), which eliminates, adds, and modifies certain disclosure requirements for fair value measurements. Entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but public companies will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU 2018-13 is effective for us beginning January 1, 2020. As we currently only have Level 2 financial instruments, we do not expect adoption to have a material impact on our financial statement disclosures.
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
NOTE 2 — REAL ESTATE AND CAPITALIZED INTEREST
Real estate consists of the following (in thousands):

	As of
	September 30, 2019	December 31, 2018
Homes under contract under construction (1)	$712,288	$480,143
Unsold homes, completed and under construction (1)	661,393	644,717
Model homes (1)	126,925	146,327
Finished home sites and home sites under development (2)	1,353,327	1,471,434
Total	$2,853,933	$2,742,621

(1)	Includes the allocated land and land development costs associated with each lot for these homes.

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

Subject to sufficient qualifying assets, we capitalize our development period interest costs incurred in connection with our real estate development and construction activities. Capitalized interest is allocated to active real estate when incurred and charged to cost of closings when the related property is delivered. A summary of our capitalized interest is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Capitalized interest, beginning of period	$88,307	$84,443	$88,454	$78,564
Interest incurred	21,319	21,545	64,227	63,788
Interest expensed	(1,068)	(53)	(8,350)	(233)
Interest amortized to cost of home and land closings	(20,363)	(17,871)	(56,136)	(54,055)
Capitalized interest, end of period	$88,195	$88,064	$88,195	$88,064

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
In substantially all cases, creditors of the entities with which we have option agreements have no recourse against us and the maximum exposure to loss in our option agreements is limited to non-refundable option deposits and any capitalized pre-acquisition costs. Often, we are at risk for items over budget related to land development on property we have under option if we are the land developer. In these cases, we have contracted to complete development at a fixed cost for subsequent purchase, but on behalf of the land owner, and any budget savings or shortfalls are typically borne by us. Some of our option deposits may be refundable to us if certain contractual conditions are not performed by the party selling the lots.
The table below presents a summary of our lots under option at September 30, 2019 (dollars in thousands):

	Projected Number of Lots	Purchase Price	Option/ Earnest Money Deposits–Cash
Purchase and option contracts recorded on balance sheet as Real estate not owned	—	$—	$—
Option contracts — non-refundable deposits, committed (1)	3,079	190,430	23,349
Purchase contracts — non-refundable deposits, committed (1)	8,247	337,200	18,513
Purchase and option contracts —refundable deposits, committed	1,361	50,498	1,660
Total committed	12,687	578,128	43,522
Purchase and option contracts — refundable deposits, uncommitted (2)	9,620	378,528	2,121
Total lots under contract or option	22,307	$956,656	$45,643
Total purchase and option contracts not recorded on balance sheet (3)	22,307	$956,656	$45,643	(4)

(1)	Deposits are non-refundable except if certain contractual conditions are not performed by the selling party.

(2)	Deposits are refundable at our sole discretion. We have not completed our acquisition evaluation process and we have not internally committed to purchase these lots.

(3)	Except for our specific performance contracts recorded on our balance sheet as Real estate not owned (if any), none of our purchase or option contracts require us to purchase lots.

(4)	Amount is reflected on our unaudited consolidated balance sheet in Deposits on real estate under option or contract as of September 30, 2019.
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
Our lease population at September 30, 2019 is comprised of operating leases where we are the lessee and these leases are primarily real estate for office space for our corporate office, division offices and design centers, in addition to leases of certain equipment. As allowed by ASC 842, we adopted an accounting policy election to not record leases with lease terms of twelve months or less on the consolidated balance sheet.
Lease cost included in our consolidated income statements in General and administrative expenses and Commissions and other sales costs is in the table below (in thousands). Our short-term lease costs and sublease income are de minimis.

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease expense	$1,851	$5,114
Non-cash lease expense	$1,437	$3,958
Cash payments on lease liabilities	$1,928	$5,734
ROU assets obtained in exchange for new operating lease obligations	$495	$8,717
ROU assets are classified within Prepaids, other assets and goodwill on our consolidated balance sheet, while lease liabilities are classified within Accrued liabilities on our consolidated balance sheet. The following table contains additional information about our leases (dollars in thousands):

At September 30, 2019
ROU assets	$25,038
Lease liabilities	$33,148
Weighted-average remaining lease term	4.9 years
Weighted-average discount rate (incremental borrowing rate)	5.06%

Maturities of our operating lease liabilities as of September 30, 2019 are as follows (in thousands):

Year ended December 31,
2019 (excluding the nine months ended September 30, 2019)	$2,174
2020	8,377
2021	7,569
2022	6,859
2023	6,021
Thereafter	6,663
Total payments	37,663
Less: imputed interest	(4,515)
Present value of lease liabilities	$33,148

NOTE 5 - INVESTMENTS IN UNCONSOLIDATED ENTITIES
We may enter into land development joint ventures as a means of accessing larger parcels of land, expanding our market opportunities, managing our risk profile and leveraging our capital base. While purchasing land through a joint venture can be beneficial, currently we do not view joint ventures as a primary source of land acquisitions. Our joint venture partners are generally other homebuilders, land sellers or other real estate investors. We generally do not have a controlling interest in these ventures, which means our joint venture partners could cause the venture to take actions we disagree with or fail to take actions we believe should be undertaken, including the sale of the underlying property to repay debt or recoup all or part of the partners' investments. Based on the structure of each joint venture, it may or may not be consolidated into our results. As of September 30, 2019, we had two active equity-method land ventures with limited operations.
As of September 30, 2019, we also participated in one mortgage joint venture, which is engaged in mortgage activities and provides services to both our homebuyers as well as other buyers. Our investment in this mortgage joint venture as of September 30, 2019 and December 31, 2018 was $1.3 million and $2.8 million, respectively.

Summarized condensed combined financial information related to unconsolidated joint ventures that are accounted for using the equity method was as follows (in thousands):

	As of
	September 30, 2019	December 31, 2018
Assets:
Cash	$6,221	$9,595
Real estate	12,983	57,631
Other assets	5,904	3,644
Total assets	$25,108	$70,870
Liabilities and equity:
Accounts payable and other liabilities	$5,025	$8,682
Notes and mortgages payable	—	26,808
Equity of:
Meritage (1)	6,357	14,472
Other	13,726	20,908
Total liabilities and equity	$25,108	$70,870

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$13,232	$13,722	$33,076	$31,036
Costs and expenses	(7,491)	(5,107)	(17,206)	(12,450)
Net earnings of unconsolidated entities	$5,741	$8,615	$15,870	$18,586
Meritage’s share of pre-tax earnings (1) (2)	$3,106	$5,245	$8,934	$11,223

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

In the second quarter of 2019, we sold our interest in one inactive equity-method land venture, reducing our investment in unconsolidated entities by $7.3 million. Our total investment in all of these joint ventures is $7.9 million and $17.5 million as of September 30, 2019 and December 31, 2018, respectively. We believe these ventures are in compliance with their respective debt agreements, if applicable, and such debt is non-recourse to us.
NOTE 6 — LOANS PAYABLE AND OTHER BORROWINGS
Loans payable and other borrowings consist of the following (in thousands):

	As of
	September 30, 2019	December 31, 2018
Other borrowings, real estate notes payable (1)	$13,992	$14,773
$780.0 million unsecured revolving credit facility with interest approximating LIBOR (approximately 2.02% at September 30, 2019) plus 1.375% or Prime (5.00% at September 30, 2019) plus 0.375%	—	—
Total	$13,992	$14,773

(1)	Reflects balance of non-recourse non-interest bearing notes payable in connection with land purchases.
The Company entered into an amended and restated unsecured revolving credit facility ("Credit Facility") in 2014 that has been amended from time to time. In June 2019 the Credit Facility was amended, extending the maturity date to July 2023, along with minor administrative changes. The Credit Facility's aggregate commitment is $780.0 million with an accordion feature permitting the size of the facility to increase to a maximum of $880.0 million, subject to certain conditions, including the availability of additional bank commitments. Borrowings under the Credit Facility are unsecured, but availability is subject to, among other things, a borrowing base. The Credit Facility also contains certain financial covenants, including (a) a minimum tangible net worth requirement of $1.1 billion (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings), and (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 60%. In addition, we are required to maintain either (i) an interest coverage ratio (EBITDA to interest expense, as defined therein) of at least 1.50 to 1.00 or (ii) liquidity (as defined therein) of an amount not less than our consolidated interest incurred during the trailing 12 months. We were in compliance with all Credit Facility covenants as of September 30, 2019.
We had no outstanding borrowings under the Credit Facility as of September 30, 2019 or December 31, 2018. During the nine months ended September 30, 2019, we had no borrowings or repayments. During the nine months ended September 30, 2018, we had $285.0 million of gross borrowings and repayments. As of September 30, 2019, we had outstanding letters of credit issued under the Credit Facility totaling $52.7 million, leaving $727.3 million available under the Credit Facility to be drawn.

NOTE 7 — SENIOR NOTES, NET
Senior notes, net consist of the following (in thousands):

	As of
	September 30, 2019	December 31, 2018
7.15% senior notes due 2020. At September 30, 2019 and December 31, 2018 there was approximately $284 and $711 in net unamortized premium, respectively.	300,284	300,711
7.00% senior notes due 2022	300,000	300,000
6.00% senior notes due 2025. At September 30, 2019 and December 31, 2018 there was approximately $4,636 and $5,318 in net unamortized premium, respectively.	404,636	405,318
5.125% senior notes due 2027	300,000	300,000
Net debt issuance costs	(9,058)	(10,745)
Total	$1,295,862	$1,295,284

The indentures for all of our senior notes contain covenants including, among others, limitations on the amount of secured debt we may incur, and limitations on sale and leaseback transactions and mergers. We believe we are in compliance with all such covenants as of September 30, 2019.
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
See Note 17 of these unaudited financial statements for additional information regarding the anticipated early redemption of our 7.15% senior notes due 2020.
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

Financial Instruments: The fair value of our fixed-rate debt is derived from quoted market prices by independent dealers (level 2 inputs as per the discussion above) and is as follows (in thousands):

	As of
	September 30, 2019		December 31, 2018
	Aggregate Principal	Estimated Fair Value	Aggregate Principal	Estimated Fair Value
7.15% senior notes	$300,000	$306,750	$300,000	$307,500
7.00% senior notes	$300,000	$330,000	$300,000	$309,750
6.00% senior notes	$400,000	$441,760	$400,000	$379,520
5.125% senior notes	$300,000	$316,140	$300,000	$255,750

Due to the short-term nature of other financial assets and liabilities, including our Loans payable and other borrowings, we consider the carrying amounts of our other short-term financial instruments to approximate fair value.
NOTE 9 — EARNINGS PER SHARE
Basic and diluted earnings per common share were calculated as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Basic weighted average number of shares outstanding	38,296	40,283	38,119	40,472
Effect of dilutive securities:
Unvested restricted stock	783	572	722	628
Diluted average shares outstanding	39,079	40,855	38,841	41,100
Net earnings	$69,809	$54,135	$146,049	$151,847
Basic earnings per share	$1.82	$1.34	$3.83	$3.75
Diluted earnings per share	$1.79	$1.33	$3.76	$3.69

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

A summary of the carrying amount of goodwill follows (in thousands):

	West	Central	East	Financial Services	Corporate	Total
Balance at December 31, 2018	$—	$—	$32,962	$—	$—	$32,962
Additions	—	—	—	—	—	—
Balance at September 30, 2019	$—	$—	$32,962	$—	$—	$32,962

NOTE 11 — STOCKHOLDERS’ EQUITY
A summary of changes in stockholders’ equity is presented below (in thousands):

	Nine Months Ended September 30, 2019
	(In thousands)
	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2018	38,073	$381	$501,781	$1,218,593	$1,720,755
Net earnings	—	—	—	25,412	25,412
Stock-based compensation expense	—	—	5,861	—	5,861
Issuance of stock	400	4	(4)	—	—
Share repurchases	(209)	(2)	(8,955)	—	(8,957)
Balance at March 31, 2019	38,264	383	498,683	1,244,005	1,743,071
Net earnings	—	—	—	50,828	50,828
Stock-based compensation expense	—	—	4,201	—	4,201
Issuance of stock	3	—	—	—	—
Balance at June 30, 2019	38,267	383	502,884	1,294,833	1,798,100
Net earnings	—	—	—	69,809	69,809
Stock-based compensation expense	—	—	5,657	—	5,657
Issuance of stock	32	—	—	—	—
Balance at September 30, 2019	38,299	$383	$508,541	$1,364,642	$1,873,566

	Nine Months Ended September 30, 2018
	(In thousands)
	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2017	40,331	$403	$584,578	$991,844	$1,576,825
Adoption of ASU 2014-09	—	—	—	(583)	(583)
Net earnings	—	—	—	43,874	43,874
Stock-based compensation expense	—	—	5,216	—	5,216
Issuance of stock	301	3	(3)	—	—
Balance at March 31, 2018	40,632	406	589,791	1,035,135	1,625,332
Net earnings	—	—	—	53,838	53,838
Stock-based compensation expense	—	—	3,770	—	3,770
Issuance of stock	17	—	—	—	—
Balance at June 30, 2018	40,649	406	593,561	1,088,973	1,682,940
Net earnings	—	—	—	54,135	54,135
Stock-based compensation expense	—	—	4,762	—	4,762
Issuance of stock	3	1	(1)	—	—
Share repurchases	(686)	(7)	(29,346)	—	(29,353)
Balance at September 30, 2018	39,966	$400	$568,976	$1,143,108	$1,712,484

NOTE 12 — STOCK BASED AND DEFERRED COMPENSATION
We have a stock compensation plan, the Meritage Homes Corporation 2018 Stock Incentive Plan (the “2018 Plan"), that was approved by our Board of Directors and our stockholders and adopted in May 2018. The 2018 Plan is administered by our Board of Directors and allows for the grant of stock appreciation rights, restricted stock awards, restricted stock units, performance share awards and performance-based awards in addition to non-qualified and incentive stock options. Effective May 2019, our prior stock compensation plan, the Amended and Restated 2006 Stock Incentive Plan (the “2006 Plan”) expired, and all available shares from expired, terminated, or forfeited awards that remained under the 2006 Plan and prior plans were available for grant under the 2018 Plan. The 2018 Plan authorizes awards to officers, key employees, non-employee directors and consultants. The 2018 Plan authorizes 6,600,000 shares of stock to be awarded, of which 1,529,640 shares remain available for grant at September 30, 2019. We believe that such awards provide a means of performance-based compensation to attract and retain qualified employees and better align the interests of our employees with those of our stockholders. Non-vested stock awards are usually granted with a five-year ratable vesting period for employees and with a three-year cliff vesting for both non-vested stock and performance-based awards granted to senior executive officers and non-employee directors.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock-based compensation expense	$5,657	$4,761	$15,719	$13,737
Non-vested shares granted	3,314	9,083	385,328	315,247
Performance-based non-vested shares granted	—	—	94,152	157,637
Restricted stock awards vested (includes performance-based awards)	32,369	2,710	435,292	321,422

The following table includes additional information regarding our Stock Plans (dollars in thousands):

	As of
	September 30, 2019	December 31, 2018
Unrecognized stock-based compensation cost	$24,041	$24,954
Weighted average years expense recognition period	2.42	2.24
Total equity awards outstanding (1)	1,269,806	1,301,745

(1)	Includes unvested restricted stock, performance-based awards (assuming 100% payout) and restricted stock units.
We also offer a non-qualified deferred compensation plan ("deferred compensation plan") to highly compensated employees in order to allow them additional pre-tax income deferrals above and beyond the limits that qualified plans, such as 401(k) plans, impose on highly compensated employees. We do not currently offer a contribution match on the deferred compensation plan. All contributions to the plan to date have been funded by the employees and, therefore, we have no associated expense related to the deferred compensation plan for the three and nine months ended September 30, 2019 or 2018, other than minor administrative costs.

NOTE 13 — INCOME TAXES
Components of the income tax provision are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Federal	$18,644	$14,501	$38,312	$31,872
State	3,913	2,773	8,049	7,759
Total	$22,557	$17,274	$46,361	$39,631

The effective tax rate for the three and nine months ended September 30, 2019 was 24.4% and 24.1%, respectively, and for the three and nine months ended September 30, 2018 was 24.2% and 20.7%, respectively. The 2018 rate reflects the impact from the President signing the Bipartisan Budget Act of 2018 in February 2018, which included a retroactive extension of the Internal Revenue Code ("IRC") §45L new energy efficient homes credit that had previously expired in 2016. This extension provision provided for a single year extension of energy tax credits for homes sold in 2017 that met the qualification criteria. Under ASC 740-10 Income Taxes ("ASC 740"), the effects of these tax credits were required to be recorded in 2018, based on the date of enactment, regardless of the retroactive treatment, resulting in a $6.3 million reduction of the federal tax provision in 2018. In the first half of 2019, we recorded a tax benefit from our efforts to capture additional energy credits from 2016 and 2017. We also recorded a tax benefit from equity-based compensation for awards vested in the first nine months of 2019. These tax benefits had a favorable impact on our 2019 effective tax rate.
At September 30, 2019 and December 31, 2018, we have no unrecognized tax benefits. We believe that our current income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change. Our policy is to accrue interest and penalties on unrecognized tax benefits and include them in federal income tax expense.
We determine our deferred tax assets and liabilities in accordance with ASC 740. We evaluate our deferred tax assets, including the benefit from net operating losses ("NOLs"), by jurisdiction to determine if a valuation allowance is required. Companies must assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. This assessment considers, among other matters, the nature, frequency and severity of cumulative losses, forecasts of future profitability, the length of statutory carry forward periods, experiences with operating losses and experiences of utilizing tax credit carry forwards and tax planning alternatives. We have no valuation allowance on our deferred tax assets and NOL carryovers at September 30, 2019.
At September 30, 2019, we had no remaining federal NOL carry forward or un-utilized federal tax credits. At September 30, 2019 and December 31, 2018, we had tax benefits for state NOL carry forwards of $1.0 million, net of federal benefit, that begin to expire in 2028.
At September 30, 2019, we have income taxes payable of $7.8 million and income taxes receivable of $5.0 million. The income taxes payable primarily consists of current federal and state tax accruals, net of estimated tax payments. This amount is recorded in Accrued liabilities on the accompanying unaudited balance sheet at September 30, 2019. The income taxes receivable primarily consists of energy tax credits related to homes that closed through 2017 and is recorded in Other receivables on the accompanying unaudited balance sheet at September 30, 2019.
We conduct business and are subject to tax in the U.S. both federally and in several states. With few exceptions, we are no longer subject to U.S. federal, state, or local income tax examinations by taxing authorities for years prior to 2014. We have two state income tax examinations being conducted at this time and do not expect them to have a material outcome.
The tax benefits from NOLs, built-in losses, and tax credits would be materially reduced or potentially eliminated if we experience an “ownership change” as defined under IRC §382. Based on our analysis performed as of September 30, 2019 we do not believe that we have experienced an ownership change. As a protective measure, our stockholders held a Special Meeting of Stockholders on February 16, 2009 and approved an amendment to our Articles of Incorporation that restricts certain transfers of our common stock. The amendment is intended to help us avoid an unintended ownership change and thereby preserve the value of any tax benefit for future utilization.

NOTE 14 — SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
The following table presents certain supplemental cash flow information (in thousands):

	Nine Months Ended September 30,
	2019	2018
Cash paid during the year for:
Interest, net of interest capitalized	$(13,622)	$(16,366)
Income taxes	$39,491	$46,348
Non-cash operating activities:
Real estate not owned decrease	$—	$(2,302)
Real estate acquired through notes payable	$2,248	$12,799

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
The following segment information is in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Homebuilding revenue (1):
West	$366,149	$366,347	$938,117	$1,035,222
Central	279,564	261,636	761,702	713,612
East	295,167	256,598	813,816	755,806
Consolidated total	$940,880	$884,581	$2,513,635	$2,504,640
Homebuilding segment operating income:
West	$41,237	$34,671	$83,619	$88,854
Central	31,979	24,319	72,795	64,162
East	24,326	14,682	53,235	40,605
Total homebuilding segment operating income	97,542	73,672	209,649	193,621
Financial services segment profit	5,582	6,321	16,315	16,192
Corporate and unallocated costs (2)	(12,092)	(11,343)	(31,020)	(28,017)
Interest expense	(1,068)	(53)	(8,350)	(233)
Other income, net (3)	2,402	2,812	5,816	9,915
Net earnings before income taxes	$92,366	$71,409	$192,410	$191,478

(1)	Homebuilding revenue includes the following land closing revenue, by segment, as outlined in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Land closing revenue:
West	$—	$268	$30	$14,658
Central	820	5,328	1,513	6,215
East	875	1,251	11,204	5,118
Total	$1,695	$6,847	$12,747	$25,991

(2)	Balance consists primarily of corporate costs and numerous shared service functions such as finance and treasury that are not allocated to the homebuilding or financial services reporting segments.

(3)	For the nine months ended September 30, 2018, Other income, net includes a favorable $4.8 million legal settlement from long-standing litigation related to a previous joint venture in Nevada.

	At September 30, 2019
	West		Central		East		Financial Services	Corporate and Unallocated		Total
Deposits on real estate under option or contract	$7,098		$10,174		$28,371		$—	$—		$45,643
Real estate	1,266,321		722,837		864,775		—	—		2,853,933
Investments in unconsolidated entities	261		6,336		—		—	1,311		7,908
Other assets	62,511	(1)	122,030	(2)	86,045	(3)	758	456,207	(4)	727,551
Total assets	$1,336,191		$861,377		$979,191		$758	$457,518		$3,635,035

(1)	Balance consists primarily of cash and property and equipment.

(2)	Balance consists primarily of development reimbursements from local municipalities and cash.

(3)	Balance consists primarily of goodwill (see Note 10), prepaid expenses and other assets and property and equipment.

(4)	Balance consists primarily of cash, our deferred tax asset and prepaid expenses and other assets.

	At December 31, 2018
	West		Central		East		Financial Services	Corporate and Unallocated		Total
Deposits on real estate under option or contract	$7,514		$13,870		$30,026		$—	$—		$51,410
Real estate	1,188,975		679,422		874,224		—	—		2,742,621
Investments in unconsolidated entities	8,320		6,396		—		—	2,764		17,480
Other assets	51,115	(1)	117,150	(2)	85,869	(3)	1,013	298,821	(4)	553,968
Total assets	$1,255,924		$816,838		$990,119		$1,013	$301,585		$3,365,479

(1)	Balance consists primarily of cash and property and equipment.

(2)	Balance consists primarily of development reimbursements from local municipalities and cash.

(3)	Balance consists primarily of goodwill (see Note 10), cash and property and equipment.

(4)	Balance consists primarily of cash.

NOTE 16 — COMMITMENTS AND CONTINGENCIES
We are involved in various routine legal and regulatory proceedings, including, without limitation, warranty claims and litigation and arbitration proceedings alleging construction defects. In general, the proceedings are incidental to our business, and most exposure is subject to and should be covered by warranty and indemnity obligations of our consultants and subcontractors. Additionally, some such claims are also covered by insurance. With respect to the majority of pending litigation matters, our ultimate legal and financial responsibility, if any, cannot be estimated with certainty and, in most cases, any potential losses related to these matters are not considered probable. Historically, most disputes regarding warranty claims are resolved prior to litigation. We believe there are no pending legal or warranty matters as of September 30, 2019 that could have a material adverse impact upon our consolidated financial condition, results of operations or cash flows that have not been sufficiently reserved.

As discussed in Note 1 under the heading “Warranty Reserves”, we have case specific reserves within our $21.3 million of total warranty reserves related to alleged stucco defects in homes in certain Florida communities we developed prior to 2016. We are involved in legal proceedings relating to such stucco defects. Our review of these stucco related matters is ongoing and our estimate of and reserve for future costs of repairs is based on our judgment, various assumptions and internal data. Due to the degree of judgment and the potential for variability in our underlying assumptions and data, as we obtain additional information, we may revise our estimate and thus our related reserves.

We also are currently in the process of completing repairs from a foundation design and performance matter affecting a single community in Texas. In addition to the repairs required to be made to homes within that community, we have been named as a defendant in several lawsuits filed by homeowners in that community. As of September 30, 2019, the claim we made for this matter under our general liability insurance policies has initially been denied, which we disagree with and have disputed with our insurance carrier. We regularly review our reserves, and adjust them, as necessary to reflect changes as more information becomes available. A significant amount of the identified repairs have been made, however, repair efforts are ongoing and our estimate of costs to resolve this matter are updated regularly as progress is made. As of September 30, 2019, after considering potential recoveries from the contractors involved and their insurers and the potential recovery under our general liability insurance policies, we believe our reserves are sufficient to cover both the above mentioned stucco related repairs and claims and the repairs and claims related to the Texas community claims.

NOTE 17 — SUBSEQUENT EVENTS
On October 28, 2019 we notified the holders of our $300.0 million 7.15% senior notes due 2020 of our intent to redeem the notes in advance of their maturity date. It is anticipated the redemption will close in the fourth quarter of 2019, with a full pre-payment of interest owed through the original maturity date in 2020, discounted to the redemption date. The redemption will be fully funded by cash on hand.

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
The words “believe,” “expect,” “anticipate,” “forecast,” “plan,” “intend,” "may," "will," "should," "could," “estimate,” “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. All statements we make other than statements of historical fact are forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Forward-looking statements in this Quarterly Report include: statements concerning trends and economic factors in the homebuilding industry in general, and our markets and results specifically; our operating strategy and initiatives, including our strategy to expand the number of communities that target the first-time and first move-up buyers; demand and pricing trends in the short-term throughout our geographies; that we may opportunistically repurchase or redeem our debt and equity securities; the benefits of our land acquisition strategy and structures, including the use and the benefits of option contracts and joint ventures; that we expect to redeploy cash generated from operations to acquire and develop lot positions; our expectation that existing guarantees, letters of credit and performance and surety bonds will not be drawn on; the adequacy of our insurance coverage and warranty reserves; the expected outcome of legal proceedings we are involved in and the sufficiency of our reserves relating thereto; the sufficiency of our liquidity and capital resources to support our business strategy; our ability and willingness to acquire land under option or contract; our strategy and trends and expectations concerning sales prices, sales pace, closings, orders, cancellations, material and labor costs for land development and home construction, gross margins, gross profit, revenues, net earnings, operating leverage, backlog and backlog conversion, land prices, changes in and location of active communities, and the amount, type and timing of new community openings; seasonality; our future cash needs; the impact of new accounting standards; that we may seek to raise additional debt and equity capital; our intentions regarding the payment of dividends and the use of derivative contracts; our perceptions about the importance of joint ventures to our business; and the impact of changes in interest rates.
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
The third quarter of 2019 continued to provide a favorable homebuying environment, particularly for builders offering homes at affordable price points, as buyers have responded to the historically low interest rates and the growing availability of affordable home offerings. We believe the demand experienced reflects the sustained positive macroeconomic factors in the economy with low unemployment levels and wage growth which allow more people to own their own homes. With millennials entering the home buying market in a meaningful way and the desire to downsize in the baby boomer generation, we believe demand for affordable new homes will outpace demand for other product offerings at least for the short to mid-term. Accordingly, homebuilders with attractive, lower price-point product in desirable locations should be poised to capture this demand for nicely appointed but affordable homes, as buyers in this environment are primarily motivated by affordability.
We are confident in our strategy and continue to demonstrate our commitment to the first-time and first move-up buyer through our land acquisitions, roll out of our new Studio M streamlined option and upgrade offerings for our move-up product, and our focus on delivering affordable homes through simplification of the design, development and construction processes. We also remain committed to our key strategic initiatives such as home closing gross margin improvement, selling, general and administrative cost control and community count growth, all of which are benefiting from our strategic product switch and simplification initiatives. We believe the successful execution of these initiatives will position us to continue to improve profitability as we realize the benefits of our transition. We have made considerable progress as approximately 86% of our active communities are targeted to first-time and first move-up buyers and those buyers represented approximately 92% of our orders in the third quarter of 2019, contributing to a 24% increase in sales and 170 bps increase in gross margin over the third quarter of 2018.
Summary Company Results
Our results for the third quarter of 2019 reflect continued strong growth in closings and orders compared to the third quarter of 2018. Total home closing revenue was $939.2 million on 2,419 homes closed for the three months ended September 30, 2019 compared to $877.7 million on 2,162 homes closed for the third quarter of 2018, 7.0% and 11.9% increases, respectively. The increase in home closing revenue was partially offset by a 4.4% year-over-year decline in average sales prices resulting from our shift in focus to the first-time and first move-up buyer. In addition to higher home closing revenue, third quarter results benefited from a 170 basis point increase in home closing gross margin that resulted in a $27.5 million year-over-year increase in home closing gross profit to $186.1 million compared to $158.6 million in the third quarter of 2018. We attribute this gross profit improvement to our simplified product offerings with more efficient product designs which reduce both construction costs and construction cycle times, in addition to construction overhead leverage on higher home closing revenue. Earnings before income taxes improved by $21.0 million to $92.4 million for the third quarter of 2019, partially offset by a $1.0 million increase in interest expense and a $5.3 million increase in income taxes to provide an overall 29.0% improvement in net income of $69.8 million for the three months ended September 30, 2019 versus $54.1 million in the third quarter of 2018. Similar to the third quarter, year-to-date results reflect a $22.2 million increase in home closing revenue and an $19.3 million increase in home closing gross profit versus the nine months ended September 30, 2018, resulting from the 6.8% higher number of homes closed and a 70 bps improvement in gross margin. The increase in home closing gross profit of $19.3 million combined with a $4.1 million decrease in Other income, net and higher year-over-year interest and tax expense led to net income of $146.0 million for the nine months ended September 30, 2019 compared to $151.8 million for the 2018 period. Other income, net was favorably impacted in the nine months of 2018 as a result of receiving a $4.8 million litigation settlement with no comparable event in the first nine months of 2019.
We experienced year-over-year growth in both closings and orders for the three and nine months ended September 30, 2019 over the prior year periods. For the three and nine months ended September 30, 2019, order units improved by 23.5% and 16.9%, respectively, to 2,258 and 7,523. We ended the third quarter of 2019 with 3,519 homes in backlog valued at $1.4 billion, a 7.1% increase in units and a 2.2% increase in value over September 30, 2018, reflecting lower average sales prices.
Company Positioning
We believe that the investments in our new communities, particularly those designed for the first-time and first move-up homebuyer, and industry-leading innovation in our energy-efficient product offerings, automation, and transformative customer buying experience, create a differentiated strategy that has aided us in our success in the highly-competitive new home market.

Our focus includes the following strategic initiatives:

•	Expanding the number of LiVE.NOW® communities that target the growing first-time and move-down homebuyers;

•
Improving the overall customer experience, most recently through a simplification of the customer home purchase and option selection process for move-up buyers at Studio M, and a shortened construction timeline;

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

•	Simplifying our production process to allow us to more efficiently build our homes and reduce our construction costs, which in turn allows us to competitively price our homes;

•	Improving our home closing gross profit by growing closing volume while streamlining our operations, allowing us to better leverage our overhead; and

•	Actively and strategically acquiring and developing land in our markets in order to maintain and grow our lot supply, active community count and market position.
In order to maintain focus on growing our business, we also remain committed to the following:

•	Increasing orders and order pace through the use of our consumer and market research to ensure that we build homes that offer our buyers their desired features and amenities;

•	Becoming or maintaining our position of at least 5% market share in all of our markets;

•	Continuing to innovate and promote our energy efficiency program and our M.Connected® Automation Suite to create differentiation for the Meritage brand;

•	Managing construction efficiencies and costs through national and regional vendor relationships with a focus on quality construction and warranty management;

•
Carefully managing our liquidity and a strong balance sheet, as we ended the quarter with $454.8 million in cash and cash equivalents and with a 41.1% debt-to-capital ratio and a 31.3% net debt-to-capital ratio;

•	Maximizing returns to our shareholders, most recently through our improved financial performance and share repurchase program executed in previous quarters; and

•	Promoting a positive environment for our employees with market-competitive benefits in order to develop and motivate them and to minimize turnover and to maximize recruitment efforts.
Critical Accounting Policies
The accounting policies we deem most critical to us and that involve the most difficult, subjective or complex judgments include revenue recognition, valuation of real estate, goodwill, warranty reserves and valuation of deferred tax assets. There have been no significant changes to our critical accounting policies during the nine months ended September 30, 2019 compared to those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our 2018 Annual Report on Form 10-K.

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

	Three Months Ended September 30,		Quarter over Quarter
	2019	2018	Change $	Change %
Home Closing Revenue
Total
Dollars	$939,185	$877,734	$61,451	7.0%
Homes closed	2,419	2,162	257	11.9%
Average sales price	$388.3	$406.0	$(17.7)	(4.4)%
West Region
Arizona
Dollars	$144,920	$134,977	$9,943	7.4%
Homes closed	440	411	29	7.1%
Average sales price	$329.4	$328.4	$1.0	0.3%
California
Dollars	$135,555	$143,386	$(7,831)	(5.5)%
Homes closed	200	206	(6)	(2.9)%
Average sales price	$677.8	$696.0	$(18.3)	(2.6)%
Colorado
Dollars	$85,674	$87,716	$(2,042)	(2.3)%
Homes closed	169	160	9	5.6%
Average sales price	$506.9	$548.2	$(41.3)	(7.5)%
West Region Totals
Dollars	$366,149	$366,079	$70	—%
Homes closed	809	777	32	4.1%
Average sales price	$452.6	$471.1	$(18.5)	(3.9)%
Central Region - Texas
Central Region Totals
Dollars	$278,744	$256,308	$22,436	8.8%
Homes closed	810	721	89	12.3%
Average sales price	$344.1	$355.5	$(11.4)	(3.2)%
East Region
Florida
Dollars	$118,804	$105,902	$12,902	12.2%
Homes closed	302	249	53	21.3%
Average sales price	$393.4	$425.3	$(31.9)	(7.5)%
Georgia
Dollars	$46,984	$47,429	$(445)	(0.9)%
Homes closed	139	139	—	—%
Average sales price	$338.0	$341.2	$(3.2)	(0.9)%
North Carolina
Dollars	$77,696	$63,381	$14,315	22.6%
Homes closed	206	165	41	24.8%
Average sales price	$377.2	$384.1	$(7.0)	(1.8)%
South Carolina
Dollars	$23,768	$23,605	$163	0.7%
Homes closed	75	69	6	8.7%
Average sales price	$316.9	$342.1	$(25.2)	(7.4)%
Tennessee
Dollars	$27,040	$15,030	$12,010	79.9%
Homes closed	78	42	36	85.7%
Average sales price	$346.7	$357.9	$(11.2)	(3.1)%
East Region Totals
Dollars	$294,292	$255,347	$38,945	15.3%
Homes closed	800	664	136	20.5%
Average sales price	$367.9	$384.6	$(16.7)	(4.3)%

	Nine Months Ended September 30,		Quarter over Quarter
	2019	2018	Chg $	Chg %
Home Closing Revenue
Total
Dollars	$2,500,888	$2,478,649	$22,239	0.9%
Homes closed	6,437	6,026	411	6.8%
Average sales price	$388.5	$411.3	$(22.8)	(5.5)%
West Region
Arizona
Dollars	$368,762	$344,245	$24,517	7.1%
Homes closed	1,126	1,052	74	7.0%
Average sales price	$327.5	$327.2	$0.3	0.1%
California
Dollars	$304,846	$444,796	$(139,950)	(31.5)%
Homes closed	464	643	(179)	(27.8)%
Average sales price	$657.0	$691.8	$(34.8)	(5.0)%
Colorado
Dollars	$264,479	$231,523	$32,956	14.2%
Homes closed	507	416	91	21.9%
Average sales price	$521.7	$556.5	$(34.9)	(6.3)%
West Region Totals
Dollars	$938,087	$1,020,564	$(82,477)	(8.1)%
Homes closed	2,097	2,111	(14)	(0.7)%
Average sales price	$447.3	$483.5	$(36.1)	(7.5)%
Central Region - Texas
Central Region Totals
Dollars	$760,189	$707,397	$52,792	7.5%
Homes closed	2,176	2,004	172	8.6%
Average sales price	$349.4	$353.0	$(3.6)	(1.0)%
East Region
Florida
Dollars	$321,364	$329,156	$(7,792)	(2.4)%
Homes closed	809	761	48	6.3%
Average sales price	$397.2	$432.5	$(35.3)	(8.2)%
Georgia
Dollars	$132,440	$107,237	$25,203	23.5%
Homes closed	380	316	64	20.3%
Average sales price	$348.5	$339.4	$9.2	2.7%
North Carolina
Dollars	$204,866	$191,129	$13,737	7.2%
Homes closed	558	488	70	14.3%
Average sales price	$367.1	$391.7	$(24.5)	(6.3)%
South Carolina
Dollars	$66,513	$72,611	$(6,098)	(8.4)%
Homes closed	202	211	(9)	(4.3)%
Average sales price	$329.3	$344.1	$(14.9)	(4.3)%
Tennessee
Dollars	$77,429	$50,555	$26,874	53.2%
Homes closed	215	135	80	59.3%
Average sales price	$360.1	$374.5	$(14.3)	(3.8)%
East Region Totals
Dollars	$802,612	$750,688	$51,924	6.9%
Homes closed	2,164	1,911	253	13.2%
Average sales price	$370.9	$392.8	$(21.9)	(5.6)%

	Three Months Ended September 30,		Quarter over Quarter
	2019	2018	Change $	Change %
Home Orders (1)
Total
Dollars	$858,395	$715,089	$143,306	20.0%
Homes ordered	2,258	1,828	430	23.5%
Average sales price	$380.2	$391.2	$(11.0)	(2.8)%
West Region
Arizona
Dollars	$159,778	$112,185	$47,593	42.4%
Homes ordered	482	347	135	38.9%
Average sales price	$331.5	$323.3	$8.2	2.5%
California
Dollars	$124,201	$67,810	$56,391	83.2%
Homes ordered	198	104	94	90.4%
Average sales price	$627.3	$652.0	$(24.7)	(3.8)%
Colorado
Dollars	$74,498	$84,078	$(9,580)	(11.4)%
Homes ordered	156	157	(1)	(0.6)%
Average sales price	$477.6	$535.5	$(58.0)	(10.8)%
West Region Totals
Dollars	$358,477	$264,073	$94,404	35.7%
Homes ordered	836	608	228	37.5%
Average sales price	$428.8	$434.3	$(5.5)	(1.3)%
Central Region - Texas
Central Region Totals
Dollars	$217,648	$228,627	$(10,979)	(4.8)%
Homes ordered	649	635	14	2.2%
Average sales price	$335.4	$360.0	$(24.7)	(6.9)%
East Region
Florida
Dollars	$111,471	$94,089	$17,382	18.5%
Homes ordered	293	231	62	26.8%
Average sales price	$380.4	$407.3	$(26.9)	(6.6)%
Georgia
Dollars	$47,527	$32,459	$15,068	46.4%
Homes ordered	138	89	49	55.1%
Average sales price	$344.4	$364.7	$(20.3)	(5.6)%
North Carolina
Dollars	$69,017	$52,434	$16,583	31.6%
Homes ordered	188	139	49	35.3%
Average sales price	$367.1	$377.2	$(10.1)	(2.7)%
South Carolina
Dollars	$17,520	$21,448	$(3,928)	(18.3)%
Homes ordered	55	65	(10)	(15.4)%
Average sales price	$318.5	$330.0	$(11.4)	(3.5)%
Tennessee
Dollars	$36,735	$21,959	$14,776	67.3%
Homes ordered	99	61	38	62.3%
Average sales price	$371.1	$360.0	$11.1	3.1%
East Region Totals
Dollars	$282,270	$222,389	$59,881	26.9%
Homes ordered	773	585	188	32.1%
Average sales price	$365.2	$380.2	$(15.0)	(3.9)%

(1)
Home orders for any period represent the aggregate sales price of all homes ordered, net of cancellations. We do not include orders contingent upon the sale of a customer’s existing home as a sales contract until the contingency is removed.

	Nine Months Ended September 30,		Quarter over Quarter
	2019	2018	Chg $	Chg %
Home Orders (1)
Total
Dollars	$2,879,369	$2,595,881	$283,488	10.9%
Homes ordered	7,523	6,436	1,087	16.9%
Average sales price	$382.7	$403.3	$(20.6)	(5.1)%
West Region
Arizona
Dollars	$493,391	$401,063	$92,328	23.0%
Homes ordered	1,521	1,222	299	24.5%
Average sales price	$324.4	$328.2	$(3.8)	(1.2)%
California
Dollars	$368,194	$359,907	$8,287	2.3%
Homes ordered	572	513	59	11.5%
Average sales price	$643.7	$701.6	$(57.9)	(8.2)%
Colorado
Dollars	$290,060	$270,991	$19,069	7.0%
Homes ordered	580	498	82	16.5%
Average sales price	$500.1	$544.2	$(44.1)	(8.1)%
West Region Totals
Dollars	$1,151,645	$1,031,961	$119,684	11.6%
Homes ordered	2,673	2,233	440	19.7%
Average sales price	$430.8	$462.1	$(31.3)	(6.8)%
Central Region - Texas
Central Region Totals
Dollars	$799,293	$785,686	$13,607	1.7%
Homes ordered	2,346	2,210	136	6.2%
Average sales price	$340.7	$355.5	$(14.8)	(4.2)%
East Region
Florida
Dollars	$369,503	$343,293	$26,210	7.6%
Homes ordered	925	814	111	13.6%
Average sales price	$399.5	$421.7	$(22.3)	(5.3)%
Georgia
Dollars	$149,731	$125,293	$24,438	19.5%
Homes ordered	431	346	85	24.6%
Average sales price	$347.4	$362.1	$(14.7)	(4.1)%
North Carolina
Dollars	$241,573	$168,623	$72,950	43.3%
Homes ordered	658	439	219	49.9%
Average sales price	$367.1	$384.1	$(17.0)	(4.4)%
South Carolina
Dollars	$65,540	$80,774	$(15,234)	(18.9)%
Homes ordered	205	233	(28)	(12.0)%
Average sales price	$319.7	$346.7	$(27.0)	(7.8)%
Tennessee
Dollars	$102,084	$60,251	$41,833	69.4%
Homes ordered	285	161	124	77.0%
Average sales price	$358.2	$374.2	$(16.0)	(4.3)%
East Region Totals
Dollars	$928,431	$778,234	$150,197	19.3%
Homes ordered	2,504	1,993	511	25.6%
Average sales price	$370.8	$390.5	$(19.7)	(5.0)%

	Three Months Ended September 30,
	2019		2018
	Ending	Average	Ending	Average
Active Communities
Total	250	252.0	264	258.5
West Region
Arizona	37	38.5	44	42.0
California	24	22.0	14	14.5
Colorado	20	20.5	20	19.5
West Region Totals	81	81.0	78	76.0
Central Region - Texas
Central Region Totals	74	73.5	92	91.0
East Region
Florida	36	36.0	30	30.0
Georgia	18	19.5	22	21.0
North Carolina	22	22.5	20	20.0
South Carolina	10	9.5	12	11.5
Tennessee	9	10.0	10	9.0
East Region Totals	95	97.5	94	91.5

	Nine Months Ended September 30,
	2019		2018
	Ending	Average	Ending	Average
Active Communities
Total	250	261.0	264	254.0
West Region
Arizona	37	38.5	44	41.0
California	24	20.5	14	17.0
Colorado	20	20.0	20	15.5
West Region Totals	81	79.0	78	73.5
Central Region - Texas
Central Region Totals	74	84.5	92	92.0
East Region
Florida	36	33.5	30	29.0
Georgia	18	20.0	22	20.5
North Carolina	22	23.5	20	18.5
South Carolina	10	11.0	12	12.5
Tennessee	9	9.5	10	8.0
East Region Totals	95	97.5	94	88.5

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cancellation Rates (1)
Total	17%	17%	14%	14%
West Region
Arizona	14%	16%	12%	13%
California	16%	30%	15%	19%
Colorado	18%	19%	12%	13%
West Region Totals	16%	19%	12%	15%
Central Region - Texas
Central Region Totals	22%	16%	17%	15%
East Region
Florida	13%	15%	10%	11%
Georgia	17%	30%	16%	20%
North Carolina	11%	11%	10%	13%
South Carolina	20%	11%	19%	10%
Tennessee	12%	14%	9%	9%
East Region Totals	14%	17%	12%	13%

(1)	Cancellation rates are computed as the number of canceled units for the period divided by the gross sales units for the same period.

	At September 30,		Quarter over Quarter
	2019	2018	Change $	Change %
Order Backlog (1)
Total
Dollars	$1,397,033	$1,367,006	$30,027	2.2%
Homes in backlog	3,519	3,285	234	7.1%
Average sales price	$397.0	$416.1	$(19.1)	(4.6)%
West Region
Arizona
Dollars	$258,341	$176,843	$81,498	46.1%
Homes in backlog	738	496	242	48.8%
Average sales price	$350.1	$356.5	$(6.5)	(1.8)%
California
Dollars	$129,880	$138,274	$(8,394)	(6.1)%
Homes in backlog	199	188	11	5.9%
Average sales price	$652.7	$735.5	$(82.8)	(11.3)%
Colorado
Dollars	$129,167	$154,451	$(25,284)	(16.4)%
Homes in backlog	258	281	(23)	(8.2)%
Average sales price	$500.6	$549.6	$(49.0)	(8.9)%
West Region Totals
Dollars	$517,388	$469,568	$47,820	10.2%
Homes in backlog	1,195	965	230	23.8%
Average sales price	$433.0	$486.6	$(53.6)	(11.0)%
Central Region - Texas
Central Region Totals
Dollars	$413,229	$461,628	$(48,399)	(10.5)%
Homes in backlog	1,151	1,226	(75)	(6.1)%
Average sales price	$359.0	$376.5	$(17.5)	(4.7)%
East Region
Florida
Dollars	$213,427	$211,063	$2,364	1.1%
Homes in backlog	488	499	(11)	(2.2)%
Average sales price	$437.4	$423.0	$14.4	3.4%
Georgia
Dollars	$63,730	$68,605	$(4,875)	(7.1)%
Homes in backlog	174	181	(7)	(3.9)%
Average sales price	$366.3	$379.0	$(12.8)	(3.4)%
North Carolina
Dollars	$104,162	$74,405	$29,757	40.0%
Homes in backlog	277	194	83	42.8%
Average sales price	$376.0	$383.5	$(7.5)	(2.0)%
South Carolina
Dollars	$31,474	$43,678	$(12,204)	(27.9)%
Homes in backlog	92	121	(29)	(24.0)%
Average sales price	$342.1	$361.0	$(18.9)	(5.2)%
Tennessee
Dollars	$53,623	$38,059	$15,564	40.9%
Homes in backlog	142	99	43	43.4%
Average sales price	$377.6	$384.4	$(6.8)	(1.8)%
East Region Totals
Dollars	$466,416	$435,810	$30,606	7.0%
Homes in backlog	1,173	1,094	79	7.2%
Average sales price	$397.6	$398.4	$(0.7)	(0.2)%

(1)	Our backlog represents net sales that have not closed.

Operating Results
Companywide. In the third quarter of 2019, home closing volume improved by 11.9% to 2,419 closings valued at $939.2 million compared to 2,162 closings valued at $877.7 million in the third quarter of 2018. The increase in closings year-over-year was driven primarily by improved backlog conversion due to selling and closing more speculative inventory homes in the third quarter of 2019 compared to the prior year. The higher volume of spec sales and a notably higher orders pace year-over-year are the expected outcome of our strategic shift in strategy that is focused on the entry level and first move-up buyers. Home closing revenue increased by 7.0% due entirely to the increase in closing volume and was partially offset by a 4.4% reduction in average sales price, reflective of a higher percentage of lower-priced entry-level homes in our closing mix. Home order volume improved by 23.5% to 2,258 homes valued at $858.4 million in the third quarter of 2019 as compared to 1,828 homes valued at $715.1 million in the third quarter of 2018. The improvement in orders was due to a 26.8% increase in year-over-year orders pace at 9.0 homes ordered per average active community, up from 7.1 in the third quarter of 2018, consistent with the higher pace of our entry-level communities. We ended the quarter with 250 actively selling communities, a 5.3% decline from the prior year.
For the nine months ended September 30, 2019, home closing volume improved by 6.8% to 6,437 closings valued at $2.5 billion versus 6,026 closings also valued at $2.5 billion in the corresponding prior year period. Orders also increased by 1,087 units and $283.5 million to 7,523 orders valued at $2.9 billion for the nine months ended September 30, 2019, 16.9% and 10.9% increases, respectively. Similar to third quarter results year-to-date demand for our affordable entry-level homes drove the increase in orders, as we experienced a 13.8% higher orders pace than in 2018. We ended the quarter with 3,519 homes in backlog valued at $1.4 billion, compared to 3,285 units also valued at $1.4 billion at September 30, 2018. Despite the 234 unit, or 7.1% increase in backlog units, backlog value was flat resulting from lower average sales prices as our backlog is comprised of a higher percentage of entry-level homes than the prior year.
West. The West Region closed 809 homes and generated $366.1 million in home closing revenue in the third quarter of 2019 compared to 777 homes and $366.1 million in home closing revenue in the third quarter of 2018. The flat home closing revenue despite an increase in homes closed is due to an $18,500 decrease in average sales price from its shift to entry-level and first move-up offerings. The Region ended the third quarter of 2019 with 836 orders valued at $358.5 million versus 608 orders valued at $264.1 million in the third quarter of 2018. The 37.5% improvement in order volume was driven by improved volumes from Arizona and California. In Arizona, our orders pace increased 50.6%, driven largely by demand for our entry-level and first move-up product. Over 70% of our communities in Arizona are designed to appeal to first-time or first move-up buyers and we believe the high demand we are experiencing is directly attributable to the product offerings and desirable locations we have designed for these buyers.
Year-to-date results in the West Region were mixed compared to 2018. The number and value of homes closed versus prior year declined by 0.7% and 8.1%, respectively, primarily due to a 7.5% decrease in average sales price. Orders for the Region, however, improved 19.7% year-to-date which resulted in 11.6% higher order value. Orders improved in part from an 7.5% increase in the average number of actively selling communities combined with an 11.2% higher orders pace for the nine months ended September 30, 2019. The Region ended the quarter with 1,195 homes in backlog valued at $517.4 million, a 23.8% increase in units and a 10.2% increase in value from the prior year.
Central. In the third quarter of 2019, the Central Region, made up of our Texas markets, closed 810 homes and generated $278.7 million in home closing revenue, up 12.3% and 8.8%, respectively, from prior year results of 721 homes and $256.3 million of home closing revenue. Average sales prices in the Region declined by $11,400 year-over-year in the third quarter of 2019 resulting from our focus on the first-time and first move-up buyer. Orders grew by 2.2% while order value declined by 4.8% due to the 6.9% lower average sales prices. Order volume improved in the third quarter of 2019 due to a 25.7% increase in orders pace in the Region, more than offsetting the 19.2% decrease in average community count compared to the prior year. The Region ended the third quarter of 2019 with 649 units ordered valued at $217.6 million compared to 635 units valued at $228.6 million in the prior year quarter. The fast absorption pace of our communities has resulted in us selling out of communities faster than we have been able to open replacement communities. We are responding to the entry-level demand in this Region with a strong transition to first-time buyer product offerings and we attribute the improved orders pace to that transition. All of the anticipated community openings in the Central region through the remainder of 2019 are targeted to the entry-level buyer.
We also saw overall improvements in the Central Region for the nine months ended September 30, 2019. Home closings and home closing revenue were up 8.6% and 7.5%, respectively, and orders and order value were up year-over-year by 6.2% and 1.7%, respectively. The higher volume in home orders was achieved despite an 8.2% decline in average active communities due to an improved year-over-year orders pace of 15.8%.

The higher volume of home closings outpaced the sales growth, which combined with flat year-over-year backlog entering the third quarter led to a modest decline in year-over-year backlog. The Central Region ended the quarter with 1,151 units in backlog, down 6.1% with a corresponding value decline to $413.2 million, or 10.5%, compared to the prior year.
East. During the three months ended September 30, 2019, the East Region delivered 800 closings and $294.3 million in home closing revenue compared to 664 closings and $255.3 million in home closing revenue in the prior year, improvements of 20.5% and 15.3%, respectively. Average sales price decreased by $16,700 in the third quarter of 2019 compared to prior year resulting from our transition to entry-level and first move-up product. Orders and order value in the East Region improved by 32.1% and 26.9%, respectively, for the third quarter of 2019 with 773 units valued at $282.3 million compared to 585 units valued at $222.4 million in the prior year. The improvement in orders is primarily due to a 23.4% increase in orders pace aided by a 6.6% increase in average active communities.
The year-to-date results of the East Region were similar to those of the third quarter, with 13.2% and 6.9% improvements in home closing volume and revenue, respectively, compared to 2018 providing 2,164 closings and $802.6 million in home closing revenue for the nine month period ending September 30, 2019. The number and value of orders also improved by 25.6% and 19.3%, respectively, due to a 14.2% increase in orders pace and 10.2% increase in average active communities for the nine months ended September 30, 2019 compared to prior year. The East Region ended the quarter with 1,173 homes in backlog valued at $466.4 million compared to 1,094 homes valued at $435.8 million at September 30, 2018, 7.2% and 7.0% increases, respectively.
Land Closing Revenue and Gross Loss
From time to time, we may sell certain lots or land parcels to other homebuilders, developers or investors if we feel the sale will provide a greater economic benefit to us than continuing home construction or where we are looking to diversify our land positions in the specific geography. As a result of such sales, we recognized land closing revenue of $1.7 million and $6.8 million for the three months ending September 30, 2019 and 2018, respectively and $12.7 and $26.0 million for the nine months ended September 30, 2019 and 2018, respectively. We recognized land closing gross losses of $26,000 and $75,000 in the third quarters of 2019 and 2018, respectively. Year to date land sales in 2019 resulted in a $1.4 million loss as compared to a $2.0 million loss in the prior year. The year to date 2019 loss includes a $1.7 million charge taken in the second quarter of 2019 to sell a community that no longer fits our entry level strategy.
Other Operating Information (dollars in thousands)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	Dollars	Percent of Home Closing Revenue	Dollars	Percent of Home Closing Revenue	Dollars	Percent of Home Closing Revenue	Dollars	Percent of Home Closing Revenue
Home Closing Gross Profit (1)
Total	$186,117	19.8%	$158,592	18.1%	$461,697	18.5%	$442,437	17.8%

West	$72,380	19.8%	$65,796	18.0%	$171,279	18.3%	$179,631	17.6%

Central	$59,156	21.2%	$51,157	20.0%	$151,136	19.9%	$139,929	19.8%

East	$54,581	18.5%	$41,639	16.3%	$139,282	17.4%	$122,877	16.4%

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

Companywide. Home closing gross margin for the third quarter of 2019 improved 170 basis points to 19.8% compared to 18.1% in 2018. The higher margin resulted in a $27.5 million improvement in home closing gross profit to end the quarter with $186.1 million compared to $158.6 million in 2018. For the nine months ended September 30, 2019, gross margin increased by 70 basis points, resulting in a $19.3 million year-over-year improvement in home closing gross profit. As expected, our improved backlog conversion and simplified product offerings that are less costly and more efficient to build are contributing to higher gross margin and helping us achieve greater operating leverage of our overhead costs as we sell and close more homes.

West. Home closing gross margin for the West Region improved by 180 basis points to 19.8% for the third quarter of 2019 versus 18.0% in the third quarter of 2018, and by 70 basis points to 18.3% for the nine months ended September 30, 2019 versus 17.6% for the same period in the prior year. Decreases in material and labor costs coupled with construction efficiencies driven by our simplified product offerings, and shorter construction cycle times have favorably impacted margins. However, our cost savings in the West Region were partially offset by increased incentives, most notably in our California markets both for the three and nine month periods ending September 30, 2019 as California remains our weakest geography.
Central. The Central Region continues to provide the highest home closing gross margin in the company of 21.2% for the third quarter of 2019, up 120 basis points from 20.0% in the prior year. Construction efficiencies driven by our simplified product offerings and lower costs combined with higher revenue have expanded our leverage of overhead costs to improve gross margin. For the nine months ended September 30, 2019, gross margin improved 10 basis points to 19.9% as compared to 19.8% for the same 2018 period. The relatively flat year-to-date gross margin for the Region compared to prior year is primarily due to targeted incentives offered on speculative inventory homes that closed in the first half of 2019.
East. Home closing gross margin in the East Region reflect our most notable improvements, up 220 basis points year-over-year to 18.5% in the third quarter of 2019 versus 16.3% for the comparable 2018 period. For the nine months ended September 30, 2019, gross margin in the East Region was up 100 basis points to 17.4% versus 16.4% for the same period in the prior year. The year-over-year improvement in gross margin for both the three and nine month periods are the result of more efficient plan designs with shorter construction cycle times combined with greater leverage of overhead costs on higher revenue as compared to the prior year periods. We have fully transitioned to our updated product and plan designs in this Region whereas prior years included larger volumes of legacy product and plan designs that were less efficient and more costly to build.
Financial Services Profit (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Financial services profit	$5,582	$6,321	$16,315	$16,192
Financial services profit represents the net profit of our financial services operations, including the operating profit generated by our wholly-owned title company, Carefree Title, as well as our portion of earnings from a mortgage joint venture. Financial services profit declined $0.7 million in the third quarter of 2019 to $5.6 million versus $6.3 million in 2018. For the nine months ended September 30, 2019, financial services profit improved slightly to $16.3 million compared to $16.2 million in 2018. The decline in financial services profit despite a higher number of closings and revenue for the third quarter is a combination of lower sales prices and a notable percentage of our increased closings occurring in states in which Carefree Title currently does not operate.
Selling, General and Administrative Expenses and Other Expenses (dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Commissions and other sales costs
Dollars	$(63,450)	$(60,282)	$(176,130)	$(173,857)
Percent of home closing revenue	6.8%	6.9%	7.0%	7.0%
General and administrative expenses
Dollars	$(37,191)	$(35,906)	$(105,536)	$(101,004)
Percent of home closing revenue	4.0%	4.1%	4.2%	4.1%
Interest expense
Dollars	$(1,068)	$(53)	$(8,350)	$(233)
Other income, net
Dollars	$2,402	$2,812	$5,816	$9,915
Provision for income taxes
Dollars	$(22,557)	$(17,274)	$(46,361)	$(39,631)
Commissions and Other Sales Costs. Commissions and other sales costs are comprised of internal and external commissions and related sales and marketing expenses such as advertising and sales office costs. These costs were $63.5 million for the three months ended September 30, 2019, $3.2 million higher than the prior year period. As a percentage of home closing revenue, commissions and other sales costs decreased 10 basis points to 6.8% for the third quarter of 2019 compared to prior year. For the nine months ended September 30, 2019, commissions and other sales costs increased by $2.3 million versus 2018 but were flat with prior year at 7.0% of home closing revenue. The increase in commissions and other sales costs in dollars compared to prior year, both for the three and nine months ended September 30, 2019 is largely related to the increase in home closing revenue as a result of higher closing volume.
General and Administrative Expenses. General and administrative expenses represent corporate and divisional overhead expenses such as salaries and bonuses, occupancy, insurance and travel expenses. For the three months ended September 30, 2019, general and administrative expenses were $37.2 million as compared to $35.9 million for the 2018 period. As a percentage of home closing revenue, these costs decreased 10 basis points for the three months ending September 30, 2019 to 4.0%, primarily the result of increased leverage from higher home closing revenue. For the nine months ended September 30, 2019, general and administrative expenses were $105.5 million or 4.2% of home closing revenue, as compared to $101.0 million or 4.1% of home closing revenue in 2018. The increase year-over-year both in dollars and as a percentage of revenue is largely due to the impact of $3.1 million in one-time charges related to severance costs and accelerated equity compensation costs incurred in the first half of 2019. We continually strive to optimize overhead leverage through cost control efforts at both the corporate and divisional levels.
Interest Expense. Interest expense is comprised of interest incurred, but not capitalized, on our senior notes, other borrowings, and our amended and restated unsecured revolving credit facility ("Credit Facility"). Interest expense for the three months ended September 30, 2019 totaled $1.1 million compared to $53,000 in the corresponding prior year period. Year to date interest expense increased by $8.1 million to $8.4 million in 2019 compared to $0.2 million in the prior year. This year-over-year increase is due to less interest capitalized to assets under development resulting from more efficient turnover of inventory related to our simplified construction strategy.
Other Income, Net. Other income, net, primarily consists of (i) sublease income, (ii) interest earned on our cash and cash equivalents, (iii) payments and awards related to legal settlements and (iv) our portion of pre-tax income or loss from non-financial services joint ventures. For the three months ended September 30, 2019, Other income, net was $2.4 million, fairly in line with $2.8 million in 2018. For the nine months ended September 30, 2019, Other income, net was $5.8 million compared to $9.9 million in the 2018 period. Other income, net was favorably impacted in the first quarter of 2018 as a result of receiving a $4.8 million litigation settlement related to a previous joint venture in Nevada.
Income Taxes. Our effective tax rate was 24.4% and 24.2% for the three months ended September 30, 2019 and 2018, respectively, and 24.1% and 20.7% for the nine months ended September 30, 2019 and 2018, respectively. The year-to-date rate 2018 was favorably impacted by the enactment of the Bipartisan Budget Act of 2018 in February 2018, which included a retroactive extension of the Internal Revenue Code §45L new energy efficient homes credit, which had previously expired in 2016. This extension provision provided for a single year extension of energy tax credits for homes sold in 2017 that met the qualification criteria. In accordance with ASC 740, the effects of these tax credits were recorded in the first quarter of 2018, based on the date of enactment, regardless of the retroactive treatment. In the first half of 2019, we recorded a tax benefit from our efforts to capture additional energy credits from 2016 and 2017. These tax benefits had a favorable impact on our 2019 effective tax rate.
Liquidity and Capital Resources
Overview
Our principal uses of capital in the first nine months of 2019 were acquisition and development of new and strategic lot positions, operating expenses, home construction, repurchasing our common stock and the payment of routine liabilities. We used funds generated by operations to meet our short-term working capital requirements. We remain focused on acquiring desirable land positions, generating increasing margins in our homebuilding operations and maintaining a strong balance sheet to support future needs and growth, while leveraging land options where possible.
Operating Cash Flow Activities
During the nine months ended September 30, 2019, net cash provided by operating activities totaled $167.4 million versus net cash provided by operating activities of $73.7 million during the nine months ended September 30, 2018. Operating cash flows in 2019 and 2018 benefited from cash generated by net earnings of $146.0 million and $151.8 million, respectively. For the nine months ended September 30, 2019, operating cash flows were negatively impacted by an increase in real estate of $110.3 million, but benefited from an increase in accounts payable and accrued liabilities of $84.6 million due to timing of cash payments for increased real estate and construction spending. For the nine months ended September 30, 2018, operating cash flows from net earnings were also offset by an increase in real estate of $161.8 million.

Investing Cash Flow Activities
During the nine months ended September 30, 2019, net cash used in investing activities totaled $12.0 million as compared to $23.6 million for the same period in 2018. Cash used in investing activities in the first nine months of 2019 and 2018 is mainly attributable to the purchases of property and equipment of $18.4 million and $23.8 million for the 2019 and 2018 periods, respectively. For the 2019 period, this was partially offset by a final distribution from the sale of our interest in an unconsolidated entity of $7.3 million.
Financing Cash Flow Activities
During the nine months ended September 30, 2019, net cash used in financing activities totaled $12.0 million as compared to net cash used by financing activities of $15.0 million for the same period in 2018. The net cash used in financing activities in 2019 primarily reflects repurchases of our common stock of $9.0 million. The net cash used in financing activities in 2018 reflects the $175.0 million repayment of our 4.50% senior notes along with the repurchase of $29.4 million of our common stock offset by $202.8 million in net proceeds received from our 6.00% bond issuance.

Overview of Cash Management

Cash flows for each of our communities depend on their stage of the development cycle and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, zoning plat and other approvals, community and lot development, and construction of model homes, roads, utilities, landscape and other amenities. Because these costs are a component of our inventory and not recognized in our income statement until a home closes, we incur significant cash outlays prior to recognition of earnings. In the later stages of a community, cash inflows may significantly exceed earnings reported for financial statement purposes, as the cash outflow associated with home and land construction was previously incurred. From a liquidity standpoint, we are actively acquiring and developing lots in our markets to grow our lot supply and active community count. We have spent the last several years building a pipeline of desirable land positions to position us for growth in an improving homebuilding environment and to replenish our supply of lots, however in recent quarters our cash generated from operations have exceeded our cash outlays partially due to faster asset turns on our entry-level and first move-up homes. Accordingly, we expect future cash needs and our expected growth in the near term to be funded from our on-going operations.

During the nine months ended September 30, 2019, we closed 6,437 homes, purchased about 8,600 lots for $303.4 million, spent $268.8 million on land development and started construction on 7,765 homes. We primarily purchase undeveloped land or partially-finished lots requiring development dollars in order to bring them to a finished status ready for home construction. We exercise strict controls and believe we have a prudent strategy for Company-wide cash management, including those related to cash outlays for land and inventory acquisition and development. We ended the third quarter of 2019 with $454.8 million of cash and cash equivalents, an increase of $143.3 million from December 31, 2018 and had no outstanding borrowings on our Credit Facility.

We expect to generate cash from the sale of our inventory, but we intend to redeploy most of that cash to acquire and develop strategic and well-positioned lots to grow our business. We believe that we currently have strong liquidity. Nevertheless, we may seek additional capital to strengthen our liquidity position, enable us to opportunistically acquire additional land inventory in anticipation of improving market conditions, and/or strengthen our long-term capital structure. Such additional capital may be in the form of equity or debt financing and may be from a variety of sources. There can be no assurances that we would be able to obtain such additional capital on terms acceptable to us, if at all, and such additional equity or debt financing could dilute the interests of our existing stockholders or increase our interest costs. We may also from time to time engage in opportunistic repurchases of our common stock in open market or privately-negotiated transactions as well as repurchase or redeem our outstanding senior notes.

On February 13, 2019, the Company's Board of Directors authorized a new stock repurchase program, authorizing the expenditure of up to $100.0 million to repurchase shares of our common stock. This program followed the completion of the $100.0 million stock repurchase program approved in July 2018 and completed in the fourth quarter of 2018. There is no stated expiration for this program. The repurchases of the Company's shares may be made in the open market, in privately negotiated transactions, or otherwise. The timing and amount of repurchases, if any, will be determined by the Company's management at its discretion and be based on a variety of factors such as market price of the Company's common stock, corporate and contractual requirements, prevailing market and economic conditions and legal requirements. The share repurchase program may be modified, suspended or discontinued at any time. The Company intends to retire any shares repurchased. In the nine months ended September 30, 2019, we purchased and retired 208,840 shares of our common stock at an aggregate purchase price of $9.0 million and as of September 30, 2019, $91.0 million remained available under this program.

We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. Debt-to-capital and net debt-to-capital are calculated as follows (dollars in thousands):

	As of
	September 30, 2019	December 31, 2018
Notes payable and other borrowings	$1,309,854	$1,310,057
Stockholders’ equity	1,873,566	1,720,755
Total capital	$3,183,420	$3,030,812
Debt-to-capital (1)	41.1%	43.2%
Notes payable and other borrowings	$1,309,854	$1,310,057
Less: cash and cash equivalents	(454,812)	(311,466)
Net debt	855,042	998,591
Stockholders’ equity	1,873,566	1,720,755
Total net capital	$2,728,608	$2,719,346
Net debt-to-capital (2)	31.3%	36.7%

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
Credit Facility Covenants
Borrowings under the Credit Facility are unsecured, but availability is subject to, among other things, a borrowing base. The Credit Facility also contains certain financial covenants, including (a) a minimum tangible net worth requirement of $1.1 billion (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings), and (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 60%. In addition, we are required to maintain either (i) an interest coverage ratio (EBITDA to interest expense, as defined in the credit facility) of at least 1.50 to 1.00 or (ii) liquidity (as defined in the credit facility) of an amount not less than our consolidated interest incurred during the trailing 12 months. We were in compliance with all Credit Facility covenants as of September 30, 2019. Our actual financial covenant calculations as of September 30, 2019 are reflected in the table below.

Financial Covenant (dollars in thousands):	Covenant Requirement	Actual
Minimum Tangible Net Worth	> $1,275,189	$1,833,764
Leverage Ratio	< 60%	27%
Interest Coverage Ratio (1)	> 1.50	4.92
Minimum Liquidity (1)	> $85,717	$1,182,119
Investments other than defined permitted investments	< $550,129	$7,908

(1)	We are required to meet either the Interest Coverage Ratio or Minimum Liquidity, but not both.

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
We are involved in various routine legal and regulatory proceedings, including, without limitation, warranty claims and litigation and arbitration proceedings alleging construction defects. In general, the proceedings are incidental to our business, and most exposure is subject to and should be covered by warranty and indemnity obligations of our consultants and subcontractors. Additionally, some such claims are also covered by insurance. In addition to our warranty reserve, we have approximately $0.3 million of total reserves not related to warranty or construction defect matters. See Note 1 and Note 16 of the accompanying unaudited consolidated financial statements for additional information related to construction defect and warranty related reserves. With respect to the majority of pending litigation matters, our ultimate legal and financial responsibility, if any, cannot be estimated with certainty and, in most cases, any potential losses related to these matters are not considered probable. Historically, most disputes regarding warranty claims are resolved prior to litigation.
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
Issuer Purchases of Equity Securities
On February 13, 2019, the Board of Directors authorized a new stock repurchase program, authorizing the expenditure of up to $100.0 million to repurchase shares of our common stock. This program follows the completion of the $100.0 million stock repurchase program approved in July 2018 and completed in the fourth quarter of 2018. There is no stated expiration for this program. The repurchases of the Company's shares may be made in the open market, in privately negotiated transactions, or otherwise. The timing and amount of repurchases, if any, will be determined by the Company's management at its discretion and be based on a variety of factors such as the market price of the Company's common stock, corporate and contractual requirements, prevailing market and economic conditions and legal requirements. The share repurchase program may be modified, suspended or discontinued at any time. As of September 30, 2019, there was $91.0 million available under this program to repurchase shares. There were no share repurchases during the three months ended September 30, 2019.

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

101.0
The following financial statements from the Meritage Homes Corporation Quarterly Report on Form 10-Q as of and for the three and nine months ended September 30, 2019 were formatted in Inline XBRL (Extensible Business Reporting Language); (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Income Statements, (iii) Unaudited Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Consolidated Financial Statements.

104.0	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERITAGE HOMES CORPORATION, a Maryland Corporation

By:	/s/ HILLA SFERRUZZA
Hilla Sferruzza Chief Financial Officer and Chief Accounting Officer (Duly Authorized Officer and Principal Financial Officer)

Date:	October 28, 2019

INDEX OF EXHIBITS

3.1	Restated Articles of Incorporation of Meritage Homes Corporation

3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.2	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.3	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.4	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.2	Amended and Restated Bylaws of Meritage Homes Corporation

31.1	Rule 13a-14(a)/15d-14(a) Certification of Steven J. Hilton, Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Hilla Sferruzza, Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.0
The following financial statements from the Meritage Homes Corporation Quarterly Report on Form 10-Q as of and for the three and nine months ended September 30, 2019 were formatted in Inline XBRL (Extensible Business Reporting Language); (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Income Statements, (iii) Unaudited Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Consolidated Financial Statements.

104.0	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL.