Form 10-K
period 2019-12-31
Meritage Homes CORP
filed 2020-02-18
CIK 833079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K
 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
(Address of Principal Executive Offices, including Zip Code)
(480) 515-8100
(Registrant’s telephone number, including area code)

Securities registered or to be registered pursuant to Section 12(b) of the Act:
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”,“smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of common stock held by non-affiliates of the registrant (36,214,093 shares) as of June 28, 2019, was $1.9 billion based on the closing sales price per share as reported by the New York Stock Exchange on such date.
The number of shares outstanding of the registrant’s common stock on February 13, 2020 was 38,125,391.
DOCUMENTS INCORPORATED BY REFERENCE
Portions from the registrant’s Proxy Statement relating to the 2020 Annual Meeting of Stockholders have been incorporated by reference into Part III, Items 10, 11, 12, 13 and 14.

MERITAGE HOMES CORPORATION
FORM 10-K

PART I
Item 1. Business
The Company
Meritage Homes is a leading designer and builder of single-family homes. We primarily build in historically high-growth regions of the United States and offer a variety of homes that are designed with a focus on first-time and first move-up buyers. We have homebuilding operations in three regions: West, Central and East, which are comprised of nine states: Arizona, California, Colorado, Texas, Florida, Georgia, North Carolina, South Carolina and Tennessee. These three regions are our principal homebuilding reporting segments. We also operate a wholly-owned title company, Carefree Title Agency, Inc. ("Carefree Title"). Carefree Title's core business includes title insurance and closing/settlement services we offer to our homebuyers. Managing our own title operations allows us greater control over the entire escrow and closing cycles in addition to generating additional revenue. Beginning in the fourth quarter of 2019, we commenced operations of a wholly-owned insurance broker, Meritage Homes Insurance Agency (“Meritage Insurance”). Meritage Insurance works in collaboration with insurance companies nationwide to offer homeowners insurance and other various insurance products to our homebuyers in the markets where we build homes. Our financial services operations also provide mortgage loans to our homebuyers indirectly through an unconsolidated joint venture ("MTH Mortgage"). Revenue and expense from Carefree Title and Meritage Insurance and the net profit from MTH Mortgage are included in our Financial Services segment in the accompanying consolidated financial statements.
Our homebuilding activities are conducted under the name of Meritage Homes in each of our homebuilding markets. In limited cases, we also offer luxury homes under the name of Monterey Homes that are currently in close-out stages. At December 31, 2019, we were actively selling homes in 244 communities, with base prices ranging from approximately $191,000 to $1,286,000. Our average sales price on closings and orders were approximately $389,000 and $383,100, respectively, for the year ended December 31, 2019.
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
•Think Strategically
•Build Value, and
•Play to Win
These values combine our entrepreneurial spirit, cutting-edge innovation and organizational agility to strive for industry-leading results in all of our functional areas, including: management, land acquisition and development, finance, marketing, sales, purchasing, construction and customer care. The main tenets of these core values are:
•Value, recognize and appreciate our employees, our trade partners and our customers; provide the highest level of customer service by bringing passion and care to every customer interaction and make a difference by giving back to the communities we serve;
•Always act with honesty, character and integrity by demonstrating openness and transparency with our internal and external customers;
•Strive to have the best team available through investing in our people and fostering an environment that embraces continual growth and learning;
•Continuously and purposefully renew, rethink and innovate with the customer in mind by supporting and encouraging new ideas and recognizing efforts that grow shareholder value;
•Lead with action, be relentless in our pursuit of excellence and never settle; and
•Foster an environment of positive energy and alignment by collaborating and leveraging each other's strengths in order to win as a team and celebrate and reward success.
These core values are evident in the operational decisions we make in each of our divisions and communities, all of which contribute to the successes we have achieved with our customers, within the marketplace and within the homebuilding industry.
Over the last several years we made a strategic shift in our business, focusing on the growing demand for entry-level and first move-up homes. Our LiVE.NOW® communities are targeted to the first-time buyer combining nicely appointed entry-level homes with a simplified and streamlined construction and sales processes aimed to create a stress-free buying experience for our customers while allowing our trade partners and suppliers to work more efficiently and cost effectively, which allows us to pass resulting savings on to our customers. Our strategy shift also encompassed a simplification of the home buying process for move-up buyers, a demographic we have historically had a significant presence in. Over the last 18 months we introduced a re-imagined design center experience that simplifies the sale and design center processes in our move-up communities called "Studio M". Studio M provides an efficient and less stressful process for homebuyers to personalize their new homes through a design center packages versus the traditional a-la-carte design center process. We believe these strategic changes address the need for well-appointed yet lower-priced homes, given rising home prices in today's environment, allowing us to simplify and maximize our business.
We continue to focus on innovation in every new home we build, employing industry-leading building techniques and technologies aimed at setting the standard for energy-efficient homebuilding. Accordingly, at a minimum, every new home we construct meets ENERGY STAR® standards, with many of our communities greatly surpassing those levels, offering our customers homes that utilize, on average, half of the energy of a typical U.S. home of the same size. Our commitment to incorporate these energy standards into all of our homes has resulted in our achievement of design, purchasing and production efficiencies that have allowed us to offer these as standard features to our home buyers for nominal additional cost while providing significant additional value to our customers. In addition, all homes we build include home automation features through our M.Connected Home Automation Suite®. This technology includes features that allow homeowners to monitor and control key components of their homes, such as Wi-Fi enabled lighting, video doorbells and smart door locks.

Year after year, the homes we design and build help deliver energy savings to our homeowners. As a result, for the seventh consecutive year, we have earned the EPA's highest ENERGY STAR award, "Partner of the Year - Sustained Excellence". Because of our recognized industry leadership, utility companies and the US Department of Energy periodically partner with us to demonstrate scale advanced building technologies in the homes we build that further differentiate our product in the marketplace when compared against both new and resale homes.
We believe responsible corporate governance and social responsibility is important for the long-term sustainability of the business. We are committed to sustainability through the homes we build, the communities in which we live and work, and the ways we conduct ourselves every day. We provide information regarding these topics on our website and within publicly filed reports, including our Corporate Sustainability Report which can be located within the Investor Relations area of our website.
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

Recent Industry and Company Developments

The housing market got off to a sluggish start in 2019 after a notable slow-down in the latter part of 2018, however, demand picked up quickly and was strong through the end of the year, aided by increased consumer confidence, lower interest rates and more affordable product offerings. We believe the strengthening demand experienced throughout the year reflects the sustained positive macroeconomic factors in the economy with wage growth and low unemployment levels, allowing more people to own their own homes. With millennials entering the home buying market in a meaningful way and the desire to downsize in the baby boomer generation, we believe demand for affordable new homes will continue to outpace demand for other product offerings at least for the short to mid-term. Accordingly, homebuilders with attractive, lower price-point product in desirable locations should be poised to capture this demand for nicely appointed but affordable homes, as buyers in this environment are value-conscious and are primarily motivated by affordability.
Over the last couple of years we have executed a strategy to address the demand for more affordable homes by acquiring and developing communities and designing homes that can be delivered at a lower cost by simplifying our product and our construction processes, switching to an all spec home sales program for our entry-level communities, which allow buyers to move in quicker, and by enhancing and making the entire home buying experience easier for our customers. We are confident in our strategy and continue to demonstrate our commitment to the first-time and first move-up buyer through our land acquisitions, roll out of our new Studio M streamlined option and upgrade offerings for our move-up product, and our focus on delivering affordable homes through simplification of the design, development and construction processes. We also remain committed to our key strategic initiatives such as home closing gross margin improvement, controlling selling, general and administrative costs and pursuing long-term community count growth, all of which should benefit from our strategic product switch and simplification initiatives. We believe the successful execution of these initiatives will position us to continue to improve profitability as we fully realize the benefits of our transition. We have made considerable progress as approximately 87% of our active communities are targeted to first-time and first move-up buyers and who collectively represented approximately 90% of our orders in 2019, contributing to a company-wide 18.9% increase in orders year over year.
Higher orders translated to higher closing volume providing another year of revenue growth in 2019, generating 3.7% higher home closing revenue for the year ended December 31, 2019 despite a decline in average sales prices compared to the prior year. Home closing gross margin improved by 70 basis points to 18.9% in 2019 compared to 18.2% in 2018. Our 2019 net earnings increased by 9.8% with a 15.1% increase in diluted EPS compared to prior year.
We carefully manage our liquidity and balance sheet, particularly during times of limited economic visibility. Our improved earnings are generating cash that is allowing us to reinvest in our business through strategic land acquisitions while also reducing our debt and repurchasing our common stock. Throughout 2019, we repurchased approximately 309,000 shares of our common stock and we redeemed our outstanding $300.0 million of 2020 Notes in the fourth quarter of 2019. We ended the year with cash and cash equivalents totaling $319.5 million as compared to $311.5 million at December 31, 2018. Our debt-to-capital ratio was 34.0% and our net debt-to-capital ratio was 26.2% at December 31, 2019, compared to 43.2% and 36.7%, respectively, at December 31, 2018. We grew our lot supply with 41,399 lots under control at December 31, 2019 versus 34,553 in 2018.
Land Acquisition and Development
Our current land pipeline goal is to maintain an approximate four-to-five year supply of lots, which we believe provides an appropriate planning horizon to address regulatory matters, perform land development and manage to our business plan for future closings. To grow our business and to better leverage our existing overhead, we are currently focused on adding to our current lot positions and expanding our market share in our existing markets and their surrounding submarkets while also exploring opportunities outside of our existing markets, when available, with a target of 300 actively selling communities by the end of 2021. As of December 31, 2019 we have a 4.5 year supply of lots, based on 2019 closings. We continually evaluate our markets, monitoring and adjusting our lot supplies through lot and land acquisitions to ensure we have a sufficient pipeline that is in sync with local market dynamics as well as our goals for growth in those markets. Approximately 85% of the lots placed under control in 2019 are designated for entry-level communities.
We are currently purchasing primarily partially-developed or undeveloped lots as the opportunity to purchase substantially finished lots in desired locations is more limited. Finished lots are those on which the development has already been completed by a third party, and which are ready for immediate home construction. Undeveloped land and partially developed lots require a longer lead time to allow for development activities before our new communities are able to open for sales. Typically, undeveloped and partially developed lots are purchased at a lower cost than finished lots as we are responsible for improvements on the land, rather than paying a mark-up on improvements from a prior developer. When evaluating any land acquisition, our selection is based upon a variety of factors, including:
•financial feasibility of the proposed project, including projected profit margins, return on capital invested, and the capital payback period;
•suitability of the land to achieve desired shift in product mix toward entry-level and first move-up product;
•management’s judgment as to the local real estate market and economic trends, and our experience in particular markets;
•existing concentration of owned and contracted lots in surrounding markets, including nearby Meritage communities;
•timeline for development, generally within a three to five-year time period from the beginning of the development process to the delivery of the last home;
•surrounding demographics based on extensive marketing studies, including surveys of both new and resale homebuyers;
•the ability to secure governmental approvals and entitlements, if required;
•results of environmental and legal due diligence;
•proximity to schools and to local traffic and employment corridors and amenities;
•entitlement and development risks and timelines; and

•availability of seller-provided purchase options or agreements that allow us to defer lot purchases until needed for production.
When purchasing undeveloped or partially developed land, we strive to defer the closing for the land until after most necessary entitlements have been obtained to eliminate or minimize risk and so that development or construction may begin as market conditions dictate. The term “entitlements” refers to appropriate zoning, development agreements and preliminary or tentative maps or plats, depending on the jurisdiction within which the land is located. Entitlements generally give the developer the right to obtain building permits upon compliance with conditions that are ordinarily within the developer’s control. Even though entitlements are usually obtained before land is purchased, we are typically still required to secure a variety of other governmental approvals and permits prior to and during development, and the process of obtaining such approvals and permits can be lengthy. We may consider the purchase of unentitled land when we can do so in a manner consistent with our business strategy. Currently, we are generally purchasing and developing parcels that on average range from 100 to 200 lots.
Once we secure undeveloped land, we generally supervise and control the development of the land through contractual agreements with subcontractors. These activities may include site planning and engineering, as well as constructing road, sewer, water, utilities, drainage, landscaping improvements, recreation amenities and other improvements and refinements. We may build homes in master-planned communities with home sites that are along or near major amenities, such as golf courses or recreation facilities.
The factors used to evaluate finished lot purchases are similar to those for land we intend to develop ourselves, although the development risks associated with the undeveloped land—financial, entitlement, environmental, legal and governmental—have largely been borne by others. Therefore, these finished lots may be more attractive to us, despite their higher price, as we can immediately bring the community to market and begin home construction as well as mitigate potential cost and time risks that can occur during the land entitlement and development process.
We develop a design and marketing plan tailored to each community, which includes the determination of type, size, style and price range of homes. We may also determine the overall community design for each project we develop including street and community layout, individual lot size and layout, and common areas and amenities to be included within the community. The homes offered depend upon many factors, including the guidelines, if any, of the existing community, housing available in the area, the needs and desired housing product for a particular market, and our lot sizes, though we are increasingly able to use our standardized home design plans in most of our communities.
As a means of accessing parcels of land with minimal cash outlay, we may use rolling option contracts. Acquiring our land through option contracts, when available, allows us to leverage our balance sheet by controlling the timing and volume of lot and land purchases from third parties. These contracts provide us the right, but generally not the obligation, to buy lots and are usually structured to approximate our projected absorption rate at the time the contract is negotiated. Lot option contracts are generally non-recourse and typically require the payment of non-refundable deposits of 5% to 20% of the total land purchase price. The use of option contracts limits the market risks associated with land ownership by allowing us to re-negotiate option terms or terminate options in the event of market downturns. In the event we elect to cancel an option contract, our losses are typically limited to the forfeiture of our option deposits and any associated capitalized pre-acquisition costs. The cost of obtaining land through such option contracts is generally higher than if we were to purchase land in bulk, although the financial leverage benefits they can provide can outweigh the financing costs associated with them. However, during a period of gross margin contraction, it is more difficult to achieve financial feasibility through option contracts and we will generally only contract for lots in this manner if we are still able to achieve desired margins. During 2019 we were successful in securing approximately 3,000 lots through such options. Land purchases are generally financed through our working capital, including corporate borrowings.
At December 31, 2019, in addition to our 26,021 owned lots, we also had 15,378 lots under non-refundable purchase or option contracts with a total purchase price of approximately $709.7 million secured by $47.8 million in cash deposits. We purchase and develop land primarily to support our homebuilding operations, although we may sell land and lots to other developers and homebuilders from time to time where we have excess land positions or for other strategic reasons. Information related to lots and land under option is presented in Note 3 in the accompanying consolidated financial statements.
All land and lot acquisitions are reviewed by our corporate land acquisition committee, which is comprised of certain members of our executive management team and key operating executives. All land acquisitions exceeding a specified dollar amount must also be approved by our Board of Directors' Land Committee.

Investments in Unconsolidated Entities — Joint Ventures
We may enter into joint ventures as a means of accessing larger parcels of land, expanding our market opportunities, managing our risk profile and leveraging our capital base. While purchasing land through a joint venture can be beneficial, we currently do not view joint ventures as critical to the success of our homebuilding operations. We currently have only one such active venture that is only selling a limited portfolio of land to third parties. In addition to land development joint ventures, we also participate in one mortgage business joint venture. The mortgage joint venture is engaged in mortgage activities, primarily providing services to our customers.
In connection with our land development joint ventures, we may also provide certain types of guarantees to associated lenders and municipalities.
Construction Operations
We typically act as the general contractor for our projects and hire experienced subcontractors on a geographic basis to complete construction at fixed prices. We usually enter into agreements with subcontractors and materials suppliers on an individual basis after receiving competitive bids. In certain markets at high risk for construction or development cost increases, we enter into fixed-fee bids when it makes economic sense to do so. We also enter into longer-term and national or regional contracts with subcontractors and suppliers, where possible, to obtain more favorable terms, minimize construction costs and to control product consistency and availability. Our contracts require that our subcontractors comply with all laws and labor practices pertaining to their work, follow local building codes and permits, and meet performance, warranty and insurance requirements. Our purchasing and construction managers coordinate and monitor the activities of subcontractors and suppliers, and monitor compliance with zoning, building and safety codes. At December 31, 2019, we employed approximately 680 full-time construction and warranty employees.
We specify that quality durable materials be used in the construction of our homes and we do not maintain significant inventories of construction materials, except for work in process materials for homes under construction. When possible, we negotiate price and volume discounts and rebates with manufacturers and suppliers on behalf of our subcontractors so we can take advantage of production volume. Our raw materials consist primarily of lumber, concrete, drywall, roofing materials and similar construction materials and are frequently purchased on a national or regional level. Such materials have historically been available from multiple suppliers and therefore we do not believe there is a supplier risk concentration. However, because such materials are substantially comprised of natural resource commodities, their cost and availability is subject to national and worldwide price fluctuations and inflation, each of which could be impacted by legislation or regulation relating to energy, climate change and tariffs. We typically do not enter into any derivative contracts to hedge against weather or materials fluctuations as we do not believe they are particularly advantageous to our operations, although we do lock in short and mid-term pricing with our vendors for certain key construction commodities.
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
Marketing and Sales
We believe that we have an established reputation for building attractive, high quality and efficient homes, which helps generate demand in our communities. Our communication and marketing plans are tailored to target and reach our different customer segments. Part of these plans involve reaching new customers through a combination of advertising and other promotional activities targeting key consumer segments through online advertising, online listings, social media, email, articles and posts to drive consumers to our website at www.meritagehomes.com. In addition, our local marketing efforts are focused to drive consumers to visit specific communities in the market via incremental online promotions, direct mail, grass roots marketing campaigns and events, and to a more limited extent magazine, newspaper or radio advertisements, as well as strategically placed signs in the vicinities near our communities. Our marketing strategy is aimed at differentiating Meritage from resale homes, as well as new homes offered by other homebuilders. We solidify this differentiation across all of our marketing and sales efforts to explain how we have incorporated in every home industry leading energy-efficient features and benefits as part of a larger, integrated system that enables us to deliver on our LIFE. BUILT. BETTER.® brand promise to our customers, which means having a home that is quieter, cleaner, healthier, smarter and safer.
We sell our homes using furnished model homes as a marketing tool to demonstrate to prospective homebuyers the advantages of the designs and features of our homes. At December 31, 2019, we owned 325 completed model homes, 30 models under construction and leased back two model homes previously sold to buyers. We generally employ or contract with interior and landscape designers who enhance the appeal of our model homes, which highlight the features and options available for the homes within a project. We typically build between one and three model homes for each actively selling community, depending upon the products to be offered and the number of homes to be built in the project. We strive to implement marketing strategies that will educate our buyers on how our unique building techniques and the energy efficient and home automation features in our homes differentiate them from other homes. In some of our communities, we have built "learning centers" and in-home displays in order to inform our buyers about our many energy-efficient and home automation features and help them understand how and to what extent a Meritage home can help them realize savings through reduced energy bills, and experience and enjoy better health, improved comfort and peace of mind.
For our move-up buyers, we offer home customization options through Studio M, a completely re-imagined design center experience. Rather than the traditional a-la-carte design studio experience, Studio M offers option packages which we refer to as our "Design Collections" products. These collections offer a pre-selected combination of flooring, cabinetry, countertops, lighting and fixtures that are all professionally designed to work together to meet each buyer's preference. Our homebuyers meet with our designers to follow a streamlined design process for personalizing their homes through a selection of these packages that are curated by interior design experts. Our concept for Studio M is a direct result of feedback from our homebuyers and, based on our core values of innovating with the customer in mind, we took action to completely rethink how the home buying and design process should work to meet the needs of today’s buyer. With the introduction of our new design center experience, we believe we will deliver this experience to our move-up buyers.
Our homes generally are sold by our commissioned sales associate employees who work from a sales office typically located in a converted garage of one of the model homes for each community. We also employ a team of online sales associates who offer assistance to potential buyers viewing our communities and products online. At December 31, 2019, we had approximately 490 full-time sales and marketing personnel. Our goal is to ensure that our sales force has extensive knowledge of our housing product, our energy efficient and innovative features, our sales strategies, mortgage options, and community dynamics, in order to fully execute our marketing message. To achieve this goal, we train our sales associates and conduct regular meetings to update them on our product, communities, sales techniques, competition in the area, financing availability, construction schedules, marketing and advertising plans, available product lines, pricing, and options offered, as well as the numerous benefits and savings our energy efficient product provides. Our sales associates are licensed real estate agents where required by law. We may offer various sales incentives, including price concessions, assistance with closing costs, and landscaping or interior upgrades, to attract buyers. The use, type and amount of incentives depends largely on economic and local competitive market conditions. Third-party brokers may also sell our homes, and are usually paid a sales commission based on the price of the home. Frequently, third-party brokers bring prospective buyers to our communities. We have a robust loyalty program for these brokers and we aim to regularly educate them on the benefits of owning a Meritage home and our community offerings, which we believe helps enhance the impact of our marketing message.
We differentiate ourselves from our competitors with our highly desirable and affordable community and plan offerings and our simplified home buying process to effectively meet the needs of today's homebuyers. We also differentiate ourselves through the superior design and value of our communities and homes, our energy-efficiency features and other technologies, and other unique offerings and enhancements made as a result of ongoing surveying and product research efforts. We believe our commitment to design and build energy-efficient homes is aligned with buyer sensitivities about how eco-friendly designs, features and materials help impact the environment and the livability of homes, as well as their pocketbooks. As evidenced in our strategic shift to focus primarily on first-time and first move-up buyers through our LiVE.NOW® and Design Collections offerings, we are committed to continually evaluating buyer preferences and making adjustments to the homes we offer and the targeted price points in accordance with buyer demand. We believe these efforts set us and our homes apart from both other new homes available for sale and the re-sale home market.
Backlog
Our sales contracts require cash deposits and may be subject to certain contingencies such as the buyer’s ability to qualify for financing. Homes covered by such contingent sales contracts but which are not yet closed are considered “backlog” and are representative of potential future revenues. Started homes are excluded from backlog until a sales contract is signed and are referred to as unsold speculative or “spec” inventory. A contract contingent upon the sale of a customer’s existing home is not considered a sale and not included in backlog until the contingency is removed. All of our entry-level homes are started as spec homes whereas a signed sales contract is generally required to release a lot to start construction of a move-up home, although on a regular basis we also start a certain number of move-up homes for speculative sales inventory. We may also start construction on spec homes to accelerate or facilitate the close-out of a community. As a result of our strategic shift to expand our entry-level home product offerings and increase the availability of quick move-in home opportunities, our spec inventory has increased to 12.4 specs per active community as of December 31, 2019 as compared to 9.2 in 2018. At December 31, 2019, 82.7% of our 2,782 homes in backlog were under construction.

We do not recognize any revenue from a home sale until a finished home is delivered to the homebuyer, payment is collected and other criteria for sale and profit recognition are met. At December 31, 2019, of our total unsold homes in inventory excluding completed model homes, 40.6% were under construction without sales contracts and 15.9% were completed homes without sales contracts. A portion of the unsold homes resulted from homesites that began construction with valid sales contracts that were subsequently canceled. We believe that during 2020 we will deliver to customers substantially all homes in backlog at December 31, 2019 under existing or, in the case of cancellations, replacement sales contracts.
The number of units in backlog increased 14.3% to 2,782 units at December 31, 2019 from 2,433 units at December 31, 2018 with an 8.1% increase in the value of backlog to $1.1 billion from $1.0 billion.
Customer Financing
Most of our homebuyers require financing to purchase their home Accordingly, we refer them to mortgage lenders that offer a variety of financing options. While our homebuyers may obtain financing from any mortgage provider of their choice, we have a joint venture arrangement with an established mortgage broker that acts as a preferred mortgage broker to our buyers to help facilitate the financing process as well as generate additional revenue for us through our interest in the joint venture (See Note 5 for additional information on joint venture financial results). We also have referral relationships with unaffiliated preferred mortgage lenders. We may pay a portion of the closing costs to assist homebuyers who obtain financing from our preferred lenders.
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
In accordance with our company-wide standards, one or more Meritage project manager or superintendent generally monitors compliance with quality control standards for each community through the building phase of our homes. These employees perform the following tasks:
•oversee home construction;
•monitor subcontractor and supplier performance;
•manage scheduling and construction completion deadlines; and
•conduct formal inspections as specific stages of construction are completed.
At the time a home is completed and delivered to a buyer, the customer relationship is transitioned to a customer relations employee who manages the warranty and customer care efforts.
We generally provide a complete workmanship and materials warranty for the first year after the close of the home, a major mechanical warranty for two years after the close of the home and a structural warranty that typically extends up to 10 years after the close of the home. We require our subcontractors to provide evidence of insurance before beginning work and to provide a warranty to us and to indemnify us from defects in their work and the materials they provide and therefore any claims relating to workmanship and materials are generally the subcontractors’ responsibility. In certain markets and for certain attached product, we offer an owner-controlled insurance program to our subcontractors which, if accepted, is the insurance for damage resulting from construction defects in lieu of some of the insurance we require from the subcontractor. Although our subcontractors are generally required to repair and replace any product or labor defects (and for those operating in markets with our owner-controlled insurance program, pay a deductible as a condition to such coverage), we are, during applicable warranty periods, ultimately responsible to the homeowner for making such repairs. Accordingly, with the assistance of an actuary, we have estimated and established reserves for future structural warranty costs based on the number of home closings and historical data trends for warranty work within our communities. Warranty reserves generally range between 0.1% to 0.6% of a home’s sale price. Those projections are subject to variability due to uncertainties regarding structural warranty claims relating to the construction of our homes, the markets in which we build, claim settlement history, and insurance and legal interpretations, among other factors and we are, therefore, constantly monitoring such reserves. Historically, these reserves have been sufficient to cover net out-of-pocket warranty costs.
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

•streamlined construction processes that allow us to save on materials, labor and time and pass those savings to our customers in the form of lower prices while still offering a well-appointed home;
•simplified and less stressful home buying experience through LiVE.NOW® and Studio M;
•experience within our geographic markets which allows us to develop and offer products that provide superior design and quality in line with the needs and desires of the targeted demographic;
•ENERGY STAR® standards in all of our communities and incremental energy-efficient features that create a variety of benefits to our customers and differentiate our product from competing new and existing home inventories;
•inclusion of home automation through our new M.Connected Home Automation Suite®;
•ability to recognize and adapt to changing market conditions, from both a capital and human resource perspective;
•ability to capitalize on opportunities to acquire land in desirable locations and on favorable terms; and
•reputation for outstanding service and quality products and our exceptional customer and warranty service.
Our product offerings and strategic locations are successfully competing with both existing homes inventory and surrounding new-home communities as evidenced by our relative orders volume and market share in most of our markets. We expect that the strengths noted above will continue to provide us with long-term competitive advantages.
We have an extensive market research department that assists us in each of our markets to better compete with other homebuilders and the inventory of re-sale homes in surrounding neighborhoods. Our strategic operations team conducts in-depth community-level reviews in each of our markets, including a detailed analysis of existing inventory, pricing, buyer demographics and the identification of each location’s key buyer metrics. This analysis and resulting analytical tools assist in decision-making regarding product designs, positioning, and pricing and underwriting standards for land purchases and land development. Additionally, our market research department is focused on evaluating and identifying new market opportunities.
Government Regulation and Environmental Matters
To the extent that we acquire undeveloped land, we prefer to close the acquisition of such land after all or most entitlements have been obtained. Construction may begin almost immediately on such entitled land upon compliance with and receipt of specified permits, approvals and other conditions, which generally are within our control. The time needed to obtain such approvals and permits affects the carrying costs of unimproved property acquired for development and construction. The continued effectiveness of permits already granted is subject to factors such as changes in government policies, rules and regulations, and their interpretation and application. Government approval processes occasionally cause timing delays but have not had a material adverse effect on our development activities, although there is no assurance that these and other restrictions will not adversely affect future operations as, among other things, sunset clauses may exist on some of our entitlements and they could lapse.
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
In addition, there is constantly a variety of new legislation being enacted, or considered for enactment at the federal, state and local levels relating to energy and climate change. Some of this legislation relates to items such as carbon dioxide emissions control and building codes that impose energy efficiency standards. New building code requirements that impose stricter energy efficiency standards could significantly increase the cost to construct homes, although our energy-efficiency technologies and offerings meet, and in many instances exceed, current and expected energy efficiency thresholds. As climate change concerns continue to grow, legislation and regulations of this nature are expected to continue and may result in increased costs and longer approval and development timelines. Similarly, energy and environment-related initiatives affect a wide variety of companies throughout the United States and the world, and because our operations are heavily dependent on significant amounts of raw materials, such as lumber, steel, and concrete, such initiatives could have an indirect adverse impact on our operations and profitability to the extent the manufacturers and suppliers of our materials are burdened with expensive carbon dioxide emissions control and other environmental and energy-related regulations.

We are also subject to a variety of local, state, and federal statutes, ordinances, rules and regulations concerning the protection of health and the environment. In some markets, we are subject to environmentally sensitive land ordinances that mandate open space areas with public elements in housing developments, and prevent development on hillsides, wetlands and other protected areas. We must also comply with open space restrictions, flood plain restrictions, desert wash area restrictions, native plant regulations, endangered species acts and view restrictions. These and similar laws and regulations may result in delays, cause substantial compliance and other costs, and prohibit or severely restrict development in certain environmentally sensitive regions or areas. In addition, our failure to comply with such restrictions could result in penalties or fines. To date, compliance with such laws and regulations has not materially affected our operations, although it may do so in the future.
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
In order for our homebuyers to finance their home purchases with Federal Housing Administration "(FHA") insured or Veterans Administration ("VA") -guaranteed or USDA-guaranteed mortgages, we are required to build such homes in accordance with the regulatory requirements of those agencies.
Some states have statutory disclosure requirements governing the marketing and sale of new homes. These requirements vary widely from state to state.
Some states require us to be registered as a licensed contractor, a licensed real estate broker and in some markets our sales agents are required to be registered as licensed real estate agents.
Employees, Subcontractors and Consultants
At December 31, 2019, we had approximately 1,510 full-time employees, including 300 in management and administration, 40 in our title and insurance companies, 490 in sales and marketing, and 680 in construction and warranty operations. Our operations are carried out through both local and centralized management. Local operations are made up of our division employees, led by management with significant homebuilding experience and who typically possess a depth of knowledge in their particular markets. Our centralized management sets our strategy and leads decisions related to the Company's land acquisition, risk management, finance, cash management, capital allocation and information systems. Our employees are not unionized, and we believe that we have good employee relationships. We pay for a substantial portion of our employees’ insurance costs, with the balance contributed by the employees. We also have a 401(k) savings plan, which is available to all employees who meet the plan’s participation requirements.
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
Information about our Executive Officers
The names, ages, positions and business experience of our executive officers are listed below (all ages are as of December 31, 2019)

Name	Age	Position
Steven J. Hilton	58	Chairman of the Board and Chief Executive Officer
Hilla Sferruzza	44	Chief Financial Officer, Executive Vice President
C. Timothy White	59	General Counsel, Executive Vice President and Secretary
Phillippe Lord	46	Chief Operating Officer, Executive Vice President
Javier Feliciano	46	Chief People Officer, Executive Vice President

Steven J. Hilton co-founded Monterey Homes in 1985, which merged with our predecessor in December 1996. Mr. Hilton served as Co-Chairman and Co-Chief Executive Officer from July 1997 to May 2006 and has been the Chairman and Chief Executive Officer since May 2006.
Hilla Sferruzza was appointed Chief Financial Officer and Executive Vice President in April 2016. Prior to her appointment as Chief Financial Officer and Executive Vice President, Ms. Sferruzza was our Chief Accounting Officer and Corporate Controller since 2010 and has worked in other management roles at the company since 2006.
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
We conduct our construction operations only as a general contractor. Virtually all design, architectural, construction and development work is performed by unaffiliated third-party consultants and subcontractors. As a consequence, we depend on the continued availability of and satisfactory performance by these consultants and subcontractors for the design and construction of our communities and homes and to provide related materials. The cost of labor may also be adversely affected by shortages of qualified trades people, changes in laws and regulations relating to union activity and changes in immigration laws and trends in labor migration. Throughout the homebuilding cycle, we have experienced shortages of skilled labor in certain markets, which led to increased labor costs. Although we continually strive to be a partner of choice with our trades, we cannot be assured that in the future there will be a sufficient supply of, or satisfactory performance by, these unaffiliated third-party subcontractors and consultants, which could have a material adverse effect on our business.
If our current strategic initiatives are not successful, it could have negative consequences on our operations, financial position and cash flows.
We have historically focused our community designs, product offerings and marketing on the first- and second-move-up buyer. As a result of changing demographics and trends, we have shifted our strategy and have undertaken actions to align our pricing and product and community offerings to focus on entry-level and first move-up homes based on our belief that these two product types will comprise the majority of the market demand in the near and medium term outlook. We have invested significant efforts to align our community layouts, lot sizes and product designs toward these buyers. If there is not a resurgence of first-time and first move-up buyers or our entry-level home offerings do not appeal to our customers, it could have negative consequences on our operations, financial position and cash flows.
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
In general, housing demand is adversely affected by increases in interest rates and a lack of availability of mortgage financing. Most of our buyers finance their home purchases through our mortgage joint venture or third-party lenders providing mortgage financing. If mortgage interest rates increase and, consequently, the ability of prospective buyers to finance home purchases is adversely affected, our home sales and cash flow may be adversely affected and the impact may be material. These risks can also indirectly impact us to the extent our customers need to sell their existing home to purchase a new home from us if the potential buyers of their homes are unable to obtain mortgage financing. Although long-term interest rates currently are near historically low levels, it is difficult to predict future increases or decreases in market interest rates.
Most of our buyers need a mortgage loan to purchase their home. Their ability to obtain a mortgage loan is largely subject to prevailing interest rates, lenders’ credit standards and appraisals, and the availability of government-supported programs, such as those from the FHA, the VA, Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac). If credit standards are tightened, appraisals for our homes are lowered, or mortgage loan programs are curtailed, potential buyers of our homes may not be able to obtain necessary mortgage financing. There can be no assurance that these programs will continue to be available or that they will be as accommodating as they currently are. Continued legislative and regulatory actions and more stringent underwriting standards could have a material adverse effect on our business if certain buyers are unable to obtain mortgage financing. A prolonged tightening of the financial markets could also negatively impact our business.
Information technology failures and data security breaches could harm our business.
We use information technology and other computer resources to carry out important operational, financial and marketing activities as well as maintain our business records. Many of these resources are provided to us and/or maintained on our behalf by third-party service providers pursuant to agreements that specify certain security and service level standards. Although we and our service providers employ what we believe are adequate security, disaster recovery and other preventative and corrective measures, our ability to conduct our business may be impaired if these resources are compromised, degraded, damaged or fail, whether due to a virus or other harmful circumstance, intentional penetration or disruption of our information technology resources by a third party, natural disaster, hardware or software corruption or failure or error (including a failure of security controls incorporated into or applied to such hardware or software), telecommunications system failure, service provider error or failure, intentional or unintentional personnel actions (including the failure to follow our security protocols), or lost connectivity to our networked resources. For example, during the first quarter for fiscal 2020, some of our systems were affected by a malware attack that encrypted certain information on some of our systems and resulted in limitations to certain employee access to some of our systems and services, although all core operating activities continued during our remediation process. As of the date of this report, we have restored our computer systems. In connection with this incident, we retained third party consultants and forensic experts to assist us with the investigation of the attack. Although we have not completed the final analysis of the quantification of these costs and related impacts, including the availability of insurance to offset these costs, as of the date of this Report, we believe our analysis and remediation are nearly complete and we do not believe that this incident will have a material adverse effect on our results of operations and/or financial condition.
We cannot assure you, however, that similar or more serious attacks will not occur in the future and a significant and extended disruption in the functioning of our information technology and other computer resources could damage our reputation and cause us to lose customers and sales, result in the unintended public disclosure or the misappropriation of proprietary, personal and confidential information (including information about our homebuyers, employees and business partners), and require us to incur significant expense to address and remediate these kinds of issues. The release of confidential information may also lead to litigation or other proceedings against us by affected individuals and/or business partners and/or by regulators, and the outcome of such proceedings, which could include penalties or fines, could have a material and adverse effect on our consolidated financial statements and reputation. In addition, the costs of maintaining adequate protection against such threats, depending on their evolution, pervasiveness and frequency and/or government-mandated standards or obligations regarding protective efforts, are expected to continue to increase in the future may be material to our consolidated financial statements.
Legislation related to tariffs could increase the cost to construct our homes.
The cost of certain building materials is influenced by changes in local and global commodity prices as well as government regulation, such as government-imposed tariffs on building supplies such as lumber and flooring materials. For example, during 2018 and 2019, we experienced increases in the prices of some building materials as a result of such tariffs. Such cost increases limit our ability to control costs, potentially reducing margins on the homes we build if we are not able to successfully offset the increased costs through higher sales prices. Additionally, tariffs pose a risk to our supply chain availability if we are forced to source our materials from non-tariff products.
Our future operations may be adversely impacted by high inflation.
We, like other homebuilders, may be adversely affected during periods of high inflation, mainly from higher land, construction, labor and materials costs. Also, higher mortgage interest rates may significantly affect the affordability of mortgage financing to prospective buyers. Inflation could increase our cost of financing, materials and labor and could cause our financial results and profitability to decline. Traditionally, we have attempted to pass cost increases on to our customers through higher sales prices. Although inflation has not historically had a material adverse effect on our business, sustained increases in material costs could have a material adverse effect on our business if we are unable to correspondingly increase home sale prices.
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
During the last significant homebuilding cycle downturn, and in certain isolated circumstances afterward, we had to impair many of our real-estate assets to fair-value, incurring large impairment charges which negatively impacted our financial results. Another decline in the homebuilding market may require us to re-evaluate the value of our land holdings and we could incur additional impairment charges, which would decrease both the book value of our assets and stockholders’ equity.
High cancellation rates may negatively impact our business
Our backlog reflects the number and value of homes for which we have entered into non-contingent sales contracts with customers but have not yet delivered those homes. While we may accept sales contracts on a contingent basis in limited circumstances, they are not included in our backlog until the contingency is removed. In connection with the sale of a home, our policy is to generally collect a deposit from our customers, although typically this deposit reflects a small percentage of the total purchase price, and due to local regulations, the deposit may, in certain circumstances, be fully or partially refundable prior to closing. If the prices for our homes in a given community decline, our neighboring competitors reduce their sales prices (or increase their sales incentives), interest rates increase, the availability of mortgage financing tightens or there is a downturn in local, regional or national economies, homebuyers may elect to cancel their home purchase contracts with us. Significant cancellations have previously had, and could in the future have, a material adverse effect on our business as a result of lost sales revenue and the accumulation of unsold housing inventory.
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
Under previous tax law, certain expenses of owning a home, including mortgage loan interest costs and real estate taxes, generally were deductible expenses for the purpose of calculating an individual's federal, and in some cases state, tax liability. However, the Tax cuts and Jobs Act (the "Tax Act") signed into law on December 22, 2017 limits these deductions for some individuals. The Tax Act caps individual state and local tax deductions at $10,000 for the aggregate of state and local real property and income taxes or state and local sales taxes. Additionally, the Tax Act reduces the cap on mortgage interest deduction to $750,000 of debt for debt incurred after December 15, 2017 while retaining the $1 million debt cap for debt incurred prior to December 15, 2017, The limits on deductibility of mortgage interest and property taxes may increase the after-tax cost of owning a home for some individuals.
Any increases in personal income tax rates and/or additional tax deduction limits relating to the cost of home ownership could adversely impact demand for homes, including homes we build, which could adversely affect the results of our operations.
Reduced levels of sales may cause us to re-evaluate the viability of existing option contracts, resulting in a potential termination of these contracts which may lead to impairment charges.
In the prior homebuilding cycle, a significant portion of our lots were controlled under option contracts. Such options generally require a cash deposit that will be forfeited if we do not exercise the option or proceed with the lot purchase(s). During the last significant downturn, we forfeited significant amounts of deposits and wrote off significant amounts of related pre-acquisition costs related to projects we no longer deemed feasible, as they were not projected to generate acceptable returns. Although our participation in such options is more limited at this time, another downturn in the homebuilding market may cause us to re-evaluate the feasibility of our optioned projects which may result in us forfeiting associated deposits, which would reduce our assets and stockholders’ equity.

Our business may be negatively impacted by natural disasters or extensive weather.
Our homebuilding operations include operations in Texas, California, North Carolina, South Carolina, Tennessee, Georgia and Florida which occasionally experience extreme weather conditions such as tornadoes, hurricanes, earthquakes, wildfires, flooding, drought, landslides, prolonged periods of precipitation, sinkholes and other natural disasters. We may not be able to insure against some of these risks. For example, during 2017 and 2018, several of our markets were impacted by hurricanes. These occurrences could damage or destroy some of our homes under construction or our building lots and community improvements, which may result in uninsured or underinsured losses. We could also suffer significant construction delays or substantial fluctuations in the pricing or availability of building materials due to such disasters. Any of these events could cause a delay in scheduled closings and a decrease in our revenue, cash flows and earnings.
We are subject to home warranty and construction defect claims arising in the ordinary course of business, which may lead to additional reserves or expenses.
Home warranty and construction defect claims are common in the homebuilding industry and can be costly. We sometimes encounter construction defect issues that may be alleged to be widespread within a single community or geographic area and we are currently managing such an issue, regarding alleged widespread stucco application issues in Florida. In order to account for future potential warranty and construction defect obligations, we establish a warranty reserve in connection with every home closing. Additionally, we maintain general liability insurance and generally require our subcontractors to provide a warranty and indemnity to us and insurance coverage for liabilities arising from their work; however, we cannot be assured that our warranty reserves and insurance and those subcontractors warranties, insurance and indemnities will be adequate to cover all warranty and construction defect claims for which we may be held responsible. For example, we may be responsible for applicable self-insured retentions, and certain claims may not be covered by insurance or may exceed applicable coverage limits, which could be material to our financial results.
A major safety incident relating to our operations could be costly in terms of potential liabilities and reputational damage.
Construction sites are inherently dangerous and pose certain inherent health and safety risks to construction workers, employees and other visitors. Due to health and safety regulatory requirements and the number of projects we work on, health and safety performance is important to the success of our development and construction activities. Any failure in health and safety performance may result in penalties for non-compliance with relevant regulatory requirements, and a failure that results in a major or significant health and safety incident is likely to be costly and could expose us to claims resulting from personal injury or death. Such a failure could generate significant negative publicity and have a corresponding impact on our reputation, our relationships with relevant regulatory agencies or governmental authorities, and our ability to attract customers and employees, which in turn could have a material adverse effect on our business, financial condition and operating results.
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
We are required to comply with applicable laws and regulations that govern all aspects of our business including land acquisition, development, home construction, labor and employment, mortgage origination, insurance, title and escrow operations, sales and warranty. It is possible that individuals acting on our behalf could intentionally or unintentionally violate some of these laws and regulations. Although we endeavor to comply with such laws and regulations and take immediate action if we become aware of such violations, we may incur fines, penalties or losses as a result of these actions and our reputation with governmental agencies and our customers may be damaged. Further, other acts of bad judgment may also result in negative publicity and/or financial consequences.

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
We historically have experienced, and expect to continue to experience, variability in home sales and results of operations on a quarterly basis. As a result of such variability, our historical performance may not be a meaningful indicator of future results. Factors that contribute to this variability include:

•timing of home deliveries and land sales;
•the changing composition and mix of our asset portfolio;
•delays in construction schedules due to adverse weather, acts of God, reduced subcontractor availability and governmental requirements and restrictions;
•conditions of the real estate market in areas where we operate and of the general economy;
•the cyclical nature of the homebuilding industry; and
•costs and availability of materials and labor.
Our level of indebtedness may adversely affect our financial position and prevent us from fulfilling our debt obligations.
The homebuilding industry is capital intensive and requires significant up-front expenditures to secure land and pursue development and construction on such land. Accordingly, we incur substantial indebtedness to finance our homebuilding activities. At December 31, 2019, we had approximately $1.0 billion of indebtedness and $319.5 million of cash and cash equivalents. If we require working capital greater than that provided by our operations and current liquidity position, and $719.1 million available to be drawn under our credit facility, we may be required to seek additional capital in the form of equity or debt financing from a variety of potential sources, including bank financing and public bonds. There can be no assurance we would be able to obtain such additional capital on terms acceptable to us, if at all. The level of our indebtedness could have important consequences to our stockholders, including the following:

•our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes could be impaired;
•we could be required to use a substantial portion of our cash flow from operations to pay interest and principal on our indebtedness, which would reduce the funds available to us for other purposes such as land and lot acquisition, development and construction activities;
•we have a low level of indebtedness and a moderate volume of cash and cash equivalents, although some of our competitors may have additional access to capital, which may put us at a competitive disadvantage and reduce our flexibility in planning for, or responding to, changing conditions in our industry, including increased competition; and
•we may be more vulnerable to economic downturns and adverse developments in our business than some of our competitors.

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
Our ability to obtain third-party financing may be negatively affected by any downgrade of our credit rating from a rating agency.
We consider the availability of third-party financing to be a key component of our long-term strategy to grow our business either through acquisitions or through internal expansion. As of December 31, 2019, our credit ratings were BB, Ba2, and BB by Standard and Poor’s Financial Services, Moody’s Investor Services and Fitch Ratings, respectively, the three primary rating agencies. Any downgrades from these ratings may impact our ability to obtain future additional financing, or to obtain such financing on terms that are favorable to us and therefore, may adversely impact our future operations.
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
Regulatory requirements could cause us to incur significant liabilities and costs and could restrict our business activities. We are subject to local, state and federal statutes and rules regulating labor and employment matters, relationships with trade partners and their employees, certain land development matters, as well as building and site design. We are subject to various fees and charges of government authorities designed to defray the cost of providing certain governmental services and improvements. We may be subject to additional costs and delays or may be precluded entirely from building projects because of “no-growth” or “slow-growth” initiatives, building permit ordinances, building moratoriums, or similar government regulations that could be imposed in the future due to health, safety, climate, welfare or environmental concerns. We must also obtain licenses, permits and approvals from government agencies to engage in certain activities, the granting or receipt of which are beyond our control and could cause delays in our homebuilding projects.

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
Our mortgage joint venture is engaged in mortgage broker activities and provides services both to our customers and on a limited scope, to other homebuyers. The mortgage industry remains under intense scrutiny and continues to face increasing regulation at the federal, state and local level. Although we do not originate mortgages, we are directly or indirectly subject to certain of these regulations. In addition, if we are determined to have violated federal or state regulations, we face the loss of our licenses or other required approvals or we could be subject to fines, penalties, civil actions or we could be required to suspend our activities, each of which could have an adverse effect on our reputation, results and operations.
Legislation relating to energy and climate change could increase our costs to construct homes.
There is a variety of new legislation being enacted, or considered for enactment at the federal, state, local and international levels relating to energy and climate change. This legislation relates to items such as carbon dioxide emissions control and building codes that impose energy efficiency standards. New building code requirements that impose stricter energy efficiency standards could significantly increase our cost to construct homes. As climate change concerns continue to grow, legislation and regulations of this nature are expected to continue and become more costly to comply with. Similarly, energy-and climate-related initiatives affect a wide variety of companies throughout the United States and the world and because our operations are heavily dependent on significant amounts of raw materials, such as lumber, steel, and concrete, they could have an indirect adverse impact on our operations and profitability to the extent the manufacturers and suppliers of our materials are burdened with expensive cap and trade and similar energy and climate-related regulations.
 Our ability to build energy-efficient technologies at a profitable price point may be replicated by other builders in the future, which could reduce our competitive advantage.
We believe we currently have a competitive advantage over many of the other production homebuilders by virtue of our energy efficiency technologies. Our communities offer a high level of energy-saving features included in the base price of our homes, and most of our single family detached home plans can accommodate the incorporation of optional solar features to further optimize energy savings. If other builders are able to replicate our energy efficient technologies and offer them at a similar price point or are required to do so by changing regulatory standards, it could diminish our competitive advantage in the marketplace.
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
The words “believe,” “expect,” “anticipate,” “forecast,” “plan,” “intend,” “may,” “will,” “should,” “could,” “estimate,” "target,"and “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. All statements we make other than statements of historical fact are forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933 ("Securities Act"), and Section 21E of the Exchange Act. Forward-looking statements in this Annual Report include statements concerning our belief that we have ample liquidity; our goals, strategies and strategic initiatives and the anticipated benefits relating thereto; our intentions and the expected benefits and advantages of our product and land positioning strategies, including with respect to our focus on the first-time and first move-up buyer; the benefits of and our intentions to use options to acquire land; our design center strategy; our exposure to supplier concentration risk; our delivery of substantially all of our backlog existing as of year end; our positions and our expected outcome relating to litigation in general; the sufficiency of our warranty reserves; our intentions to not pay dividends; growth in the first-time buyer segment that are seeking entry-level homes; the timing, locations and extent of new community openings in 2020; that we may repurchase our debt and equity securities; our non-use of derivative financial instruments; expectations regarding our industry and our business into 2020 and beyond; the demand for and the pricing of our homes; our land and lot acquisition strategy (including that we will redeploy cash to acquire well-positioned finished lots and that we may participate in joint ventures or opportunities outside of our existing markets if opportunities arise and the benefits relating thereto); that we may expand into new markets; the availability of labor and materials for our operations; that we may seek additional debt or equity capital; our expectation that existing guarantees, letters of credit and performance and surety bonds will not be drawn on; the sufficiency of our insurance coverage and warranty reserves; the sufficiency of our capital resources to support our business strategy; the sufficiency of our land pipeline; the impact of new accounting standards and changes in accounting estimates; trends and expectations concerning sales prices, sales orders, cancellations, construction costs, gross margins, land costs and profitability and future home inventories; our future cash needs; the impact of seasonality; and our future compliance with debt covenants.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate office is in a leased building located in Scottsdale, Arizona with 70,260 square feet and a September 30, 2023 lease expiration.
We lease an aggregate of approximately 330,000 square feet of office space in our markets for our operating divisions, corporate and executive offices.

Item 3. Legal Proceedings
We are involved in various routine legal and regulatory proceedings, including, without limitation, warranty claims and litigation and arbitration proceedings alleging construction defects. In general, the proceedings are incidental to our business, and most exposure is subject to and should be covered by warranty and indemnity obligations of our consultants and subcontractors. Additionally, some such claims are also covered by insurance. In addition to our warranty reserve, we have approximately $0.3 million of total reserves not related to warranty or construction defect matters. See Note 1 and Note 16 of the accompanying consolidated financial statements for additional information related to construction defect and warranty related reserves. With respect to the majority of pending litigation matters, our ultimate legal and financial responsibility, if any, cannot be estimated with certainty and, in most cases, any potential losses related to these matters are not considered probable. Historically, most disputes regarding warranty claims are resolved prior to litigation.
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
On February 1, 2020 there were 159 owners of record of our common stock. A substantially greater number of owners of our common stock are beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.
The transfer agent for our common stock is Computershare, Inc., 150 Royall Street, Canton, MA 02021 (www.computershare.com).
The following graph compares the five-year total return of our common stock with the S&P 500 Index and the Dow Jones US Home Construction Index. The graph assumes $100 invested as of December 31, 2014 in Meritage Common Stock the S&P 500 Index and the Dow Jones US Home Construction Index, and the re-investment of all dividends. The performance of our common stock depicted in the graphs is not indicative of future performance.

$200
$180
$160
$140
$120
$100
$80
$60
2014
2015
2016
2017
2018
2019
Meritage Homes Corp
S&P 500
DJ US Home Const. Index

	2014	2015	2016	2017	2018	2019
Meritage Homes Corporation	100.00	94.44	96.69	142.26	102.03	169.80
S&P 500 Index	100.00	99.47	108.87	129.75	122.03	156.74
Dow Jones US Home Construction Index	100.00	109.39	101.37	177.49	120.47	176.65

The preceding Performance Graph and related information shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any filing under the Securities Act or the Exchange Act, each as amended, except to the extent that we specifically incorporate it by reference into such filing.
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
Reference is made to Note 11 in the accompanying consolidated financial statements for a description of our stock-based compensation plans.
Issuer Purchases of Equity Securities
On February 13, 2019, the Board of Directors authorized a new stock repurchase program, authorizing the expenditure of up to $100.0 million to repurchase shares of our common stock. This program follows the completion of the $100.0 million stock repurchase program that was approved and completed in 2018. There is no stated expiration for this program. The repurchases of the Company's shares may be made in the open market, in privately negotiated transactions, or otherwise. The timing and amount of repurchases, if any, will be determined by the Company's management at its discretion and be based on a variety of factors such as the market price of the Company's common stock, corporate and contractual requirements, prevailing market and economic conditions and legal requirements. The share repurchase program may be modified, suspended or discontinued at any time. We acquired 308,840 shares of our common stock at an aggregate purchase price of $16.0 million for the year ended December 31, 2019. As of December 31, 2019, there was approximately $84.0 million available under this program to repurchase shares. See Note 18 in the accompanying consolidated financial statements for additional information related to share repurchase activity
A summary of the Company's repurchase activity for the three months ended December 31, 2019 is as follows:

Period	Total Number of Shares Purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
October 1, 2019 - October 31, 2019	—	$—	—	$91,043,337
November 1, 2019 - November 30, 2019	100,000	$70.60	100,000	$83,965,437
December 1, 2019 - December 31, 2019	—	$—	—	$83,965,437
Total	100,000		100,000

Item 6. Selected Financial Data
The following table presents selected historical consolidated financial and operating data of Meritage Homes Corporation and subsidiaries as of and for each of the last five years ended December 31, 2019. The financial data has been derived from our audited consolidated financial statements and related notes for the periods presented. This table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this Annual Report. These historical results may not be indicative of future results.

	Historical Consolidated Financial Data Years Ended December 31,
	($ in thousands, except per share amounts)
	2019	2018	2017	2016	2015
Income Statement Data:
Homebuilding:
Total closing revenue	$3,650,483	$3,513,419	$3,226,772	$3,029,227	$2,568,082
Total cost of closings (1)	(2,970,868)	(2,884,266)	(2,660,273)	(2,498,015)	(2,079,373)
Total closing gross profit	679,615	629,153	566,499	531,212	488,709
Financial services profit	20,579	24,044	22,055	21,902	19,271
Commissions and other sales costs	(246,728)	(241,897)	(221,647)	(215,092)	(188,418)
General and administrative expenses	(146,093)	(138,478)	(124,041)	(123,803)	(112,849)
Interest expense	(8,370)	(785)	(3,853)	(5,172)	(15,965)
Other income/(expense), net	9,577	11,217	8,784	9,013	(1,284)
Loss on early extinguishment of debt	(5,635)	—	(278)	—	—
Earnings before income taxes	302,945	283,254	247,519	218,060	189,464
Provision for income taxes	(53,282)	(55,922)	(104,264)	(68,519)	(60,726)
Net earnings	$249,663	$227,332	$143,255	$149,541	$128,738
Earnings per common share:
Basic	$6.55	$5.67	$3.56	$3.74	$3.25
Diluted (2)	$6.42	$5.58	$3.41	$3.55	$3.09
Balance Sheet Data (December 31):
Cash, cash equivalents, and investments and securities	$319,466	$311,466	$170,746	$131,702	$262,208
Real estate	$2,744,361	$2,742,621	$2,731,380	$2,422,063	$2,098,302
Total assets (3)	$3,398,249	$3,365,479	$3,251,258	$2,888,691	$2,679,777
Senior and convertible senior notes, net and loans payable and other borrowings (3)	$1,018,981	$1,310,057	$1,283,804	$1,127,314	$1,117,040
Total liabilities (3)	$1,424,259	$1,644,724	$1,674,433	$1,467,196	$1,420,840
Stockholders’ equity	$1,973,990	$1,720,755	$1,576,825	$1,421,495	$1,258,937
Cash Flow Data:
Cash (used in)/provided by:
Operating activities	$346,820	$262,200	$(87,132)	$(103,402)	$(3,335)
Investing activities	$(13,489)	$(33,527)	$(17,072)	$(20,106)	$(16,487)
Financing activities	$(325,331)	$(87,953)	$143,248	$(6,998)	$178,697

(1)Total cost of closings includes $7.3 million, $6.7 million, $6.7 million, $3.8 million and $6.6 million of home and land impairments for the years ending December 31, 2019, 2018, 2017, 2016 and 2015, respectively.
(2)Diluted earnings per common share for the years ended December 31, 2017, 2016 and 2015 includes adjustments to net earnings to account for the interest attributable to our convertible debt, net of income taxes. See Note 9 of the accompanying consolidated financial statements for additional information.
(3)Capitalized debt issuance costs were retrospectively reclassified from Prepaids, other assets and goodwill to Senior and convertible senior notes, net as a result of FASB's issuance of Accounting Standards Update 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. Debt costs reclassified from assets to liabilities amounted to $10.7 million at December 31, 2015.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Industry Conditions
Housing market conditions were generally healthy in 2019, as strong underlying economic and housing market fundamentals drove demand along with historically low interest rates and a limited supply of entry-level homes, where homebuying activity was most prevalent. Homebuilders with attractive, lower price-point product in desirable locations captured this demand for affordable homes, as buyers in this environment are primarily motivated by affordability. We believe the longer-term economic data supports a continuation of the current homebuilding cycle, although individual market results will vary, responding to each respective market's economic factors.
At Meritage, we continue to focus on our pivot to the first-time and first move-up buyer through our commitment to simplification and our key strategic initiatives of home closing gross margin improvement, selling, general and administrative cost control and long-term community count growth. We have made considerable progress as 87% of our current communities are targeted to first-time or first move-up buyers and those buyer segments represented approximately 90% of our orders in 2019. We expect to continue to open an increasing number of communities that target the first-time and first move-up buyers. We believe this strategy will allow us to achieve higher gross margins and better opportunities to leverage our overhead costs.
Summary Company Results
Total home closing revenue increased by 3.7% to $3.6 billion for the year ended December 31, 2019 from $3.5 billion in 2018. Home closing gross margin for the year ended December 31, 2019 improved by 70 basis points to 18.9% while gross margin for the year ended December 31, 2018 was 18.2%. The improved margin in 2019 reflects efficiencies in our construction process and effective cost controls. Improved revenue from higher closing volume resulted in pre-tax net earnings of $302.9 million in 2019 as compared to $283.3 million in 2018. Our effective tax rate in 2019 was 17.6% as compared to a 19.7% effective tax rate in 2018. Net income for the year ended December 31, 2019 was $249.7 million compared to $227.3 million in 2018.
We ended 2019 with 9,267 closings, an 8.6% increase over 8,531 closings in 2018. Orders improved by 18.9% in 2019 with 9,616 orders for the year compared to 8,089 in 2018. Increases in both closings and order value were muted compared to the volume increases, resulting from lower average sales prices reflecting our continuing transition to entry-level product. At December 31, 2019, our backlog of $1.1 billion on 2,782 units increased by 8.1% in value, compared to $1.0 billion on 2,433 units at December 31, 2018. Similar to closings and orders, average sales price for homes in backlog decreased compared to prior year at $394,700 from $417,600 at December 31, 2018. Our cancellation rate on sales orders as a percentage of gross sales in 2019 decreased to 14.2% as compared to 15.7% for the year ended December 31, 2018.
Company Positioning
We believe that the investments in our new communities, particularly those designed for the first-time and first move-up homebuyer, our unique selling process, and industry-leading innovation in energy-efficient product offerings and automation create a differentiated strategy that has aided us in our growth in the highly competitive new home market.

Our focus includes the following strategic initiatives:
•Expanding the number of LiVE.NOW® communities that target the growing first-time and first move-up homebuyers;
•Improving the overall customer experience, most recently through a simplification of the customer home purchase and option selection process for move-up buyers at Studio M, and a shortened construction timeline;
•Demonstrating our commitment to innovation through a new fully-automated and secured digital loan pre-approval process available on our website;
•Enhancing our website and sales offices through investments in technology. All of our LiVE.NOW® communities feature interactive technology tools offering homebuyers the ability to electronically search for available homes with their desired home features and based on their preferred availability or move-in dates;
•Simplifying our production process to allow us to more efficiently build our homes and reduce our construction costs, which in turn allows us to competitively price our homes; and

•Improving our home closing gross profit by growing closing volume while streamlining our operations, allowing us to better leverage our overhead;
In order to maintain focus on growing our business, we also remain committed to the following:
•Increasing orders and order pace through the use of our consumer and market research to ensure that we build homes that offer our buyers their desired features and amenities;
•Achieving or maintaining a position of at least 5% market share in all of our markets;
•Continuing to innovate and promote our energy efficiency program and our M.Connected® Automation Suite to create differentiation for the Meritage brand;
•Managing construction efficiencies and costs through national and regional vendor relationships with a focus on quality construction and warranty management;
•Carefully managing our liquidity and a strong balance sheet; in 2019 we reduced our outstanding debt and ended the year with a 34.0% debt-to-capital ratio and a 26.2% net debt-to-capital ratio;
•Maximizing returns to our shareholders, most recently through our improved financial performance and share repurchase program; and
•Promoting a positive environment for our employees with market-competitive benefits in order to develop and motivate them and to minimize turnover and to maximize recruitment efforts.
Critical Accounting Policies
We have established various accounting policies that govern the application of United States generally accepted accounting principles (“GAAP”) in the preparation and presentation of our consolidated financial statements. Our significant accounting policies are described in Note 1 of the accompanying consolidated financial statements included in this Form 10-K. Certain of these policies involve significant judgments, assumptions and estimates by management that may have a material impact on the carrying value of certain assets and liabilities, and revenue and costs. We are subject to uncertainties such as the impact of future events, economic, environmental, political and regulatory factors and changes in our business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in the preparation of our financial statements may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Changes in estimates are revised when circumstances warrant. Such changes in estimates and refinements in methodologies are reflected in our reported results of operations and, if material, the effects of changes in estimates are disclosed in the notes to our consolidated financial statements. The judgments, assumptions and estimates we use and believe to be critical to our business are based on historical experience, knowledge of the accounts, industry practices, and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we have made, actual results may differ from these judgments and estimates and could have a material impact on the carrying values of assets and liabilities and the results of our operations.
The accounting policies that we deem most critical to us and involve the most difficult, subjective or complex judgments are as follows:
Revenue Recognition
We recognize revenue in accordance with Accounting Standards Codification ("ASC") 606 Revenue from Contracts with Customers, by applying the following steps in determining the timing and amount of revenue to recognize: (1) identify the contract with our customer; (2) identify the performance obligation(s) in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract, if applicable; and (5) recognize revenue when (or as) we satisfy the performance obligation. The performance obligation and subsequent revenue recognition for our three sources of revenue are outlined below:
•Revenue from closings of residential real estate is recognized when closings have occurred, the risks and rewards of ownership are transferred to the buyer, and we have no continuing involvement with the property, which is generally upon the close of escrow. Revenue is reported net of any discounts and incentives.
•Revenue from land sales is recognized when a significant down payment is received, title passes and collectability of the receivable is reasonably assured, and we have no continuing involvement with the property, which is generally upon the close of escrow.

•Revenue from financial services is recognized when closings have occurred and all financial services have been rendered, which generally occurs as each home is closed. Revenues associated with our insurance company operations represent insurance brokerage commissions from home and other insurance policies placed with third party carriers. Our performance obligations for policy renewal commissions are considered satisfied upon issuance of the initial policy.

Real Estate
Real estate is stated at cost unless the community or land is determined to be impaired, at which point the inventory is written down to fair value as required by ASC 360-10, Property, Plant and Equipment. Inventory includes the costs of land acquisition, land development and home construction, capitalized interest, real estate taxes, direct overhead costs incurred during development and home construction that benefit the entire community, less impairments, if any. Land and development costs are typically allocated and transferred to homes under construction when home construction begins. Home construction costs are accumulated on a per-home basis. Cost of home closings also includes all related allocated land acquisition, land development and other common costs (both incurred and estimated to be incurred) based upon the total number of homes expected to be closed in each community or phase. Any changes to the estimated total development costs of a community or phase are allocated to the remaining homes in the community or phase. When a home closes, we may have incurred costs for goods and services that have not yet been paid. Therefore, an accrual to capture such obligations is recorded in connection with the home closing and charged directly to cost of sales.
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
All of our land inventory and related real estate assets are periodically reviewed for recoverability when certain criteria are met, but at least annually, as our inventory is considered “long-lived” in accordance with GAAP. Impairment charges are recorded to write down an asset to its estimated fair value if the undiscounted cash flows expected to be generated by the asset are lower than its carrying amount. Our determination of fair value is based on projections and estimates. Changes in these expectations may lead to a change in the outcome of our impairment analysis, and actual results may also differ from our assumptions. Our analysis is conducted if indicators of a decline in value of our land and real estate assets exist. If an asset is deemed to be impaired, the impairment recognized is measured as the amount by which the assets’ carrying amount exceeds their fair value. The impairment of a community is allocated to each lot on a straight-line basis.

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
At December 31, 2019, our warranty reserve was $22.0 million, reflecting an accrual of 0.1% to 0.6% of a home’s sale price depending on our loss history in the geographic area in which the home was built. A 10% increase in our warranty reserve rate would have increased our accrual and corresponding cost of sales by approximately $1.3 million in 2019. There were no adjustments to our reserve balance for the years ended December 31, 2019 and December 31, 2018. While we believe that the warranty reserve is sufficient to cover our projected costs, there can be no assurances that historical data and trends will accurately predict our actual warranty costs. Furthermore, there can be no assurances that future economic, financial or legislative developments might not lead to a significant change in the reserve.
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
On December 22, 2017, the President signed into law the Tax Act. In accordance with ASC 740-10-25-47, we recognized the effects of the new legislation in the period that included the date of enactment. The Tax Act's impact on 2017 was to reduce the value of our net deferred tax balances by $19.7 million at December 31, 2017, which was estimated due to the change in the federal tax rate and has been reflected in our financial statements. We have completed our accounting for the income tax effects of the Tax Act on our deferred tax assets. In accordance with SEC Staff Accounting Bulletin No. 118 and ASC 740, we revised the valuation of our 2017 deferred tax assets for the impact of the Tax Act based on completion of our 2017 income tax returns in 2018. Accordingly, at December 31, 2018 we recorded a favorable adjustment of $2.7 million which has been reflected in our financial statements.
In accordance with ASC 740-10, Income Taxes, we evaluate our deferred tax assets by tax jurisdiction, including the benefit from net operating losses ("NOLs") by tax jurisdiction, to determine if a valuation allowance is required. Companies must assess, using significant judgments, whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the length of statutory carryforward periods, experience with operating losses and experience of utilizing tax credit carryforwards and tax planning alternatives. We have no valuation allowance on our deferred tax assets and NOL carryovers at December 31, 2019.
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
For discussion of our fiscal 2018 results compared to our fiscal 2017 results, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II of our Annual Report on Form 10-K for the year ended December 31, 2018.
The tables on the following pages present operating and financial data that we consider most critical to managing our operations (dollars in thousands):

	Years Ended December 31,		Year Over Year
	2019	2018	Chg $	Chg %
Home Closing Revenue
Total
Dollars	$3,604,629	$3,474,712	$129,917	3.7%
Homes closed	9,267	8,531	736	8.6%
Average sales price	$389.0	$407.3	$(18.3)	(4.5)%
West Region
Arizona
Dollars	$556,432	$485,867	$70,565	14.5%
Homes closed	1,707	1,505	202	13.4%
Average sales price	$326.0	$322.8	$3.1	1.0%
California
Dollars	$486,153	$588,975	$(102,822)	(17.5)%
Homes closed	749	849	(100)	(11.8)%
Average sales price	$649.1	$693.7	$(44.7)	(6.4)%
Colorado
Dollars	$367,468	$342,984	$24,484	7.1%
Homes closed	711	628	83	13.2%
Average sales price	$516.8	$546.2	$(29.3)	(5.4)%
West Region Totals
Dollars	$1,410,053	$1,417,826	$(7,773)	(0.5)%
Homes closed	3,167	2,982	185	6.2%
Average sales price	$445.2	$475.5	$(30.2)	(6.4)%
Central Region - Texas
Central Region Totals
Dollars	$1,033,755	$1,006,221	$27,534	2.7%
Homes closed	2,976	2,840	136	4.8%
Average sales price	$347.4	$354.3	$(6.9)	(1.9)%
East Region
Florida
Dollars	$468,591	$455,292	$13,299	2.9%
Homes closed	1,181	1,078	103	9.6%
Average sales price	$396.8	$422.3	$(25.6)	(6.1)%
Georgia
Dollars	$183,492	$161,969	$21,523	13.3%
Homes closed	527	468	59	12.6%
Average sales price	$348.2	$346.1	$2.1	0.6%
North Carolina
Dollars	$303,635	$254,207	$49,428	19.4%
Homes closed	823	654	169	25.8%
Average sales price	$368.9	$388.7	$(19.8)	(5.1)%
South Carolina
Dollars	$88,371	$104,622	$(16,251)	(15.5)%
Homes closed	272	309	(37)	(12.0)%
Average sales price	$324.9	$338.6	$(13.7)	(4.0)%
Tennessee
Dollars	$116,732	$74,575	$42,157	56.5%
Homes closed	321	200	121	60.5%
Average sales price	$363.7	$372.9	$(9.2)	(2.5)%
East Region Totals
Dollars	$1,160,821	$1,050,665	$110,156	10.5%
Homes closed	3,124	2,709	415	15.3%
Average sales price	$371.6	$387.8	$(16.3)	(4.2)%

	Years Ended December 31,		Year Over Year
	2019	2018	Chg $	Chg %
Home Orders (1)
Total
Dollars	$3,683,502	$3,240,091	$443,411	13.7%
Homes ordered	9,616	8,089	1,527	18.9%
Average sales price	$383.1	$400.6	$(17.5)	(4.4)%
West Region
Arizona
Dollars	$608,795	$499,353	$109,442	21.9%
Homes ordered	1,875	1,522	353	23.2%
Average sales price	$324.7	$328.1	$(3.4)	(1.0)%
California
Dollars	$511,767	$432,134	$79,633	18.4%
Homes ordered	803	622	181	29.1%
Average sales price	$637.3	$694.7	$(57.4)	(8.3)%
Colorado
Dollars	$361,336	$331,389	$29,947	9.0%
Homes ordered	722	614	108	17.6%
Average sales price	$500.5	$539.7	$(39.3)	(7.3)%
West Region Totals
Dollars	$1,481,898	$1,262,876	$219,022	17.3%
Homes ordered	3,400	2,758	642	23.3%
Average sales price	$435.9	$457.9	$(22.0)	(4.8)%
Central Region - Texas
Central Region Totals
Dollars	$1,031,937	$995,473	$36,464	3.7%
Homes ordered	3,043	2,801	242	8.6%
Average sales price	$339.1	$355.4	$(16.3)	(4.6)%
East Region
Florida
Dollars	$466,528	$422,925	$43,603	10.3%
Homes ordered	1,180	1,004	176	17.5%
Average sales price	$395.4	$421.2	$(25.9)	(6.1)%
Georgia
Dollars	$186,735	$157,706	$29,029	18.4%
Homes ordered	537	440	97	22.0%
Average sales price	$347.7	$358.4	$(10.7)	(3.0)%
North Carolina
Dollars	$315,572	$224,552	$91,020	40.5%
Homes ordered	865	588	277	47.1%
Average sales price	$364.8	$381.9	$(17.1)	(4.5)%
South Carolina
Dollars	$80,325	$101,426	$(21,101)	(20.8)%
Homes ordered	254	299	(45)	(15.1)%
Average sales price	$316.2	$339.2	$(23.0)	(6.8)%
Tennessee
Dollars	$120,507	$75,133	$45,374	60.4%
Homes ordered	337	199	138	69.3%
Average sales price	$357.6	$377.6	$(20.0)	(5.3)%
East Region Totals
Dollars	$1,169,667	$981,742	$187,925	19.1%
Homes ordered	3,173	2,530	643	25.4%
Average sales price	$368.6	$388.0	$(19.4)	(5.0)%
(1)Home orders for any period represent the aggregate sales price of all homes ordered, net of cancellations. We do not include orders contingent upon the sale of a customer’s existing home as a sales contract until the contingency is removed.

	Years Ended December 31,
	2019		2018
	Ending	Average	Ending	Average
Active Communities
Total	244	258.0	272	258.0
West Region
Arizona	31	35.5	40	39.0
California	24	20.5	17	18.5
Colorado	18	19.0	20	15.5
West Region Totals	73	75.0	77	73.0
Central Region - Texas
Central Region Totals	77	86.0	95	93.5
East Region
Florida	33	32.0	31	29.5
Georgia	18	20.0	22	20.5
North Carolina	25	25.0	25	21.0
South Carolina	9	10.5	12	12.5
Tennessee	9	9.5	10	8.0
East Region Totals	94	97.0	100	91.5

	Years Ended December 31,
	2019	2018
Cancellation Rates (1)
Total	14.2%	15.7%
West Region
Arizona	12.4%	13.8%
California	15.5%	19.8%
Colorado	13.2%	16.2%
West Region Totals	13.3%	15.8%
Central Region - Texas
Central Region Totals	17.2%	16.5%
East Region
Florida	10.9%	13.4%
Georgia	16.0%	22.3%
North Carolina	9.6%	14.2%
South Carolina	19.1%	10.7%
Tennessee	10.6%	11.2%
East Region Totals	12.1%	14.8%
(1)Cancellation rates are computed as the number of canceled units for the period divided by the gross sales units for the same period.

	At December 31,		Year Over Year
	2019	2018	Chg $	Chg %
Order Backlog (1)
Total
Dollars	$1,098,158	$1,015,918	$82,240	8.1%
Homes in backlog	2,782	2,433	349	14.3%
Average sales price	$394.7	$417.6	$(22.8)	(5.5)%
West Region
Arizona
Dollars	$186,194	$133,567	$52,627	39.4%
Homes in backlog	511	343	168	49.0%
Average sales price	$364.4	$389.4	$(25.0)	(6.4)%
California
Dollars	$92,171	$66,391	$25,780	38.8%
Homes in backlog	145	91	54	59.3%
Average sales price	$635.7	$729.6	$(93.9)	(12.9)%
Colorado
Dollars	$97,508	$103,470	$(5,962)	(5.8)%
Homes in backlog	196	185	11	5.9%
Average sales price	$497.5	$559.3	$(61.8)	(11.0)%
West Region Totals
Dollars	$375,873	$303,428	$72,445	23.9%
Homes in backlog	852	619	233	37.6%
Average sales price	$441.2	$490.2	$(49.0)	(10.0)%
Central Region - Texas
Central Region Totals
Dollars	$372,520	$372,826	$(306)	(0.1)%
Homes in backlog	1,048	981	67	6.8%
Average sales price	$355.5	$380.0	$(24.6)	(6.5)%
East Region
Florida
Dollars	$163,385	$164,728	$(1,343)	(0.8)%
Homes in backlog	371	372	(1)	(0.3)%
Average sales price	$440.4	$442.8	$(2.4)	(0.5)%
Georgia
Dollars	$49,742	$46,344	$3,398	7.3%
Homes in backlog	133	123	10	8.1%
Average sales price	$374.0	$376.8	$(2.8)	(0.7)%
North Carolina
Dollars	$79,446	$67,316	$12,130	18.0%
Homes in backlog	219	177	42	23.7%
Average sales price	$362.8	$380.3	$(17.5)	(4.6)%
South Carolina
Dollars	$24,427	$32,333	$(7,906)	(24.5)%
Homes in backlog	71	89	(18)	(20.2)%
Average sales price	$344.0	$363.3	$(19.2)	(5.3)%
Tennessee
Dollars	$32,765	$28,943	$3,822	13.2%
Homes in backlog	88	72	16	22.2%
Average sales price	$372.3	$402.0	$(29.7)	(7.4)%
East Region Totals
Dollars	$349,765	$339,664	$10,101	3.0%
Homes in backlog	882	833	49	5.9%
Average sales price	$396.6	$407.8	$(11.2)	(2.7)%
(1)Our backlog represents net sales that have not closed.

Fiscal 2019 Compared to Fiscal 2018
Companywide. Home closing revenue for the year ended December 31, 2019 increased 3.7% to $3.6 billion when compared to $3.5 billion in 2018 due entirely to 736 additional units closed as average sales prices decreased 4.5% compared to the prior year. We also ended 2019 with a positive comparison year-over-year in home orders with $3.7 billion in order value on 9,616 units in 2019 as compared to $3.2 billion on 8,089 units in 2018. A decrease in average sales price for both closings and orders was reflective of our shift to a higher percentage of mix coming from entry-level and first move-up homes. Simplifying our business and improving our buyers' experiences through a strategic shift to product and communities that appeal to the first-time and first move-up buyers has been a key focus for us and we believe our results reflect it. At December 31, 2019 we had 244 actively selling communities, 10.3% lower than prior year, as an 18.8% improvement in orders pace to 37.3 in 2019 compared to 31.4 in 2018 resulted in faster community close-outs. We ended the year with 2,782 homes in backlog valued at $1.1 billion, reflecting 14.3% and 8.1% increases in backlog units and value, respectively, compared to 2018. Average sales prices of homes in backlog declined by 5.5% to $394,700 from $417,600 in 2018 primarily a result of our shift to entry-level homes, as noted above.
West. Our West region generated $1.4 billion in home closing revenue, flat with the prior year. In 2019, the West region closed 3,167 homes, a 6.2% increase from the 2,982 homes closed in 2018 which was fully offset with a $30,200 or 6.4% decline in average sales price. The West region ended 2019 with $1.5 billion in order value on 3,400 units compared to $1.3 billion on 2,758 units in 2018, increases of 17.3% and 23.3%, respectively, over prior year. Overall, average community count grew by 2.7% and orders pace in the Region improved by more than 19.8%, in 2019 compared to prior year. We achieved an orders pace of 45.3 homes per average community, which leads the company as our entry-level footprint with a higher absorption pace has been established in this Region for the longest period of time, most notably in Arizona. These results led to ending backlog in the Region of $375.9 million on 852 units versus $303.4 million on 619 units in 2018, 23.9% and 37.6% increases over the prior year, respectively.
Central. The Central Region, made up of our Texas markets, closed 2,976 units totaling $1.0 billion in home closing revenue for the year ended December 31, 2019. The 4.8% improvement in closing units, offset partially by a 1.9% decline in average sales prices, resulted in $27.5 million higher home closing revenue up 2.7% from 2018. The Region also reported improvement in orders year-over-year with 8.6% and 3.7% increases in orders and order value, respectively. The improvement in orders was achieved despite a 8.0% decline in average active communities due to the 18.0% higher orders pace year-over-year. The Region ended the year with 3,043 orders valued at $1.0 billion in 2019 compared to 2,801 orders at $995.5 million in the prior year. The Region ended 2019 with backlog of 1,048 units valued at $372.5 million compared to 981 units valued at $372.8 million at December 31, 2018, reflecting a $24,600 lower average sales prices from the higher percentage of entry-level and first move-up homes compared to 2018.
East. The East Region generated the strongest year-over-year improvements in closings, orders and backlog. The Region delivered 15.3% and 10.5% increases in closing volume and revenue, respectively, delivering 3,124 closings and $1.2 billion of home closing revenue in 2019 compared to 2,709 closings and $1.1 billion of revenue in 2018. The increase in closing volume was partially offset by a $16,300 decrease in average sales price resulting from our transition to offering more entry-level and first move-up product. Orders and order value in the East region improved by 25.4% and 19.1%, respectively, in 2019 with 3,173 units valued at $1.2 billion compared to 2,530 units valued at $981.7 million in the prior year. The improvement in orders is due to an 18.1% higher orders pace combined with 6.0% more communities open for sales in 2019 compared to 2018. The higher orders led to an improved backlog in the Region to end 2019 with 882 units in backlog valued at $349.8 million, 5.9% and 3.0% increases, respectively, compared to the prior year.

Land Closing Revenue and Gross Profit
From time to time, we may sell certain land parcels to other homebuilders, developers or investors if we feel the sale will provide a greater economic benefit to us than continuing home construction or where we are looking to diversify our land positions in the specific geography. As a result of such sales, we recognized land closing revenue of $45.9 million and $38.7 million for the years ending December 31, 2019 and 2018, respectively. We recognized losses of $1.0 million and $2.8 million in 2019 and 2018, respectively. The losses recognized in both years is due to the sale of assets that no longer fit our strategic focus on entry-level and first move-up homes.

Other Operating Information (dollars in thousands)

	Years ended December 31,
	2019		2018
	Dollars	Percent of Home Closing Revenue	Dollars	Percent of Home Closing Revenue
Home Closing Gross Profit (1)
Total	$680,660	18.9%	$631,950	18.2%

West	$264,173	18.7%	$258,724	18.2%

Central	$208,511	20.2%	$198,661	19.7%

East	$207,976	17.9%	$174,565	16.6%

(1)Home closing gross profit represents home closing revenue less cost of home closings, including impairments. Cost of home closings includes land and lot development costs, direct home construction costs, an allocation of common community costs (such as architectural, legal and zoning costs), interest, sales tax, impact fees, warranty, construction overhead and closing costs.

Fiscal 2019 Compared to Fiscal 2018
Companywide. Home closing gross margin improved to 18.9% for the year ended December 31, 2019 compared to 18.2% in the prior year. Home closing gross profit increased by $48.7 million to $680.7 million in 2019 versus $632.0 million in 2018, driven by higher home closing revenue and a 70 basis point increase in home closing gross margin. With gains in pricing power resulting from high demand and our lower direct costs from our more efficient product offerings, we have been successful in achieving higher profitability in our home closings.
West. Our West Region reported a 50 basis point improvement in year-over-year home closing gross margin of 18.7% in 2019 versus 18.2% in 2018. Decreases in material and labor costs coupled with construction efficiencies driven by our simplified product offerings, and shorter construction cycle times have favorably impacted margins. Margin in this Region also benefited from pricing power, most notably in Arizona due to strong demand.
Central. The Central Region produced the highest home closing gross margin in the company for the year ended December 31, 2019 at 20.2%, up from 19.7% in the prior year. Construction efficiencies driven by our simplified product offerings and lower costs combined with higher revenue have expanded our leverage of overhead costs to improve gross margin.
East. The East Region experienced our most notable year-over-year gain in home closing margin, a 130 basis point improvement in 2019 of 17.9% versus 16.6% for 2018. The margin improvement in the Region is a result of our strategic initiatives to improve profitability as communities with our new value-engineered product offerings began to contribute fully to the closing mix in the Region in 2019. In 2018, we had larger volumes of legacy product and plan designs that were less efficient and more costly to build. The higher volume of closings and associated revenue in the Region also helped leverage construction overhead costs which further improved margins.

	Years Ended December 31,
	($ in thousands)
	2019	2018
Financial services profit	$20,579	$24,044

Financial services profit. Financial services profit represents the net profit of our financial services operations, including the operating profit generated by our wholly-owned title and insurance companies, Carefree Title and Meritage Insurance, as well as our portion of earnings from a mortgage joint venture. Meritage Insurance commenced operations in the fourth quarter of 2019 and provided only nominal results for the year ended December 31, 2019. The $3.5 million lower financial services profit year-over-year is due to a change in the structure of customer incentives offered by our mortgage joint venture. In the fourth quarter of 2019, the profits associated with these incentives began to be captured as part of home closing revenue rather than through financial services earnings.

	Years Ended December 31,
	($ in thousands)
	2019	2018
Commissions and Other Sales Costs
Dollars	$(246,728)	$(241,897)
Percent of home closing revenue	6.8%	7.0%
General and Administrative Expenses
Dollars	$(146,093)	$(138,478)
Percent of home closing revenue	4.1%	4.0%
Interest Expense
Dollars	$(8,370)	$(785)
Other Income, Net
Dollars	$9,577	$11,217
Loss on Early Extinguishment of Debt
Dollars	$(5,635)	$—
Provision for Income Taxes
Dollars	$(53,282)	$(55,922)

Fiscal 2019 Compared to Fiscal 2018
Commissions and Other Sales Costs. Commissions and other sales costs are comprised of internal and external commissions and related sales and marketing expenses such as advertising and sales office costs. These costs increased by $4.8 million in 2019 over 2018 as a result of increased closing volume, but decreased as a percentage of home closing revenue to 6.8% in 2019 versus 7.0% in 2018, from more streamlined marketing efforts, primarily for our entry-level products.
General and Administrative Expenses. General and administrative expenses represent corporate and divisional overhead expenses such as salaries and bonuses, occupancy, insurance and travel expenses. For the twelve months ended December 31, 2019, general and administrative expenses were $146.1 million or 4.1% of home closing revenue as compared to $138.5 million or 4.0% of home closing revenue for the 2018 period. The dollar increase year over year is largely the result of higher expenses from accelerated equity compensation costs due to a change in the expense period of some of our equity awards, as well as from severance charges incurred in the first half in 2019.
Interest Expense. Interest expense is comprised of interest incurred, but not capitalized, on our senior notes and our Credit Facility. Our non-capitalizable interest expense increased to $8.4 million for the twelve months ended December 31, 2019 compared to $0.8 million for the 2018 period reflecting shortened construction cycle times and faster inventory turnover, resulting in lower interest capitalized to our inventory assets.
Other Income, Net. Other income, net primarily consists of (i) payments and awards related to legal settlements, (ii) sub lease income, and (iii) interest earned on our cash and cash equivalents. Other income, net decreased by $1.6 million in 2019 compared to 2018 primarily due to a $4.8 million favorable legal settlement in 2018 from a previous joint venture. Excluding this settlement, other income, net in 2019 was favorable as compared to the prior year due to higher interest earned on cash balances throughout the year.

Loss on Early Extinguishment of Debt. Loss on early extinguishment of debt of $5.6 million for the year ended December 31, 2019 is related to the early redemption of our $300.0 million 7.15% senior notes due 2020. There were no similar charges for the year ended December 31, 2018.
Income Taxes. The effective tax rate was 17.6% and 19.7% for 2019 and 2018, respectively. The reduced rate in 2019 is due to the extension of the Internal Revenue Code §45L new energy efficient homes credit for homes closed in 2019 and 2018, and additional energy tax credits obtained by qualifying more homes in open prior tax years. In 2018, there was also a revaluation adjustment to our deferred tax assets in accordance with the SEC Staff Accounting Bulletin No. 118 based on a completion of our 2017 tax returns in 2018.
Liquidity and Capital Resources
Overview of Cash Management
Our principal uses of capital for 2019 were acquisition and development of new and previously controlled lot positions, home construction, operating expenses, the payment of routine liabilities and, repurchasing our common stock. In addition, in 2019 we early redeemed our $300.0 million 7.15% senior notes due in 2020. We remain focused on acquiring desirable land positions, generating increasing margins in our homebuilding operations and maintaining a strong balance sheet to support future needs and growth, while leveraging land options where possible.
Operating Cash Flow Activities
During the years ended December 31, 2019 and December 31, 2018, net cash provided by operations totaled $346.8 million and $262.2 million, respectively. Generally, our operating cash flows fluctuate primarily based on changes in our net earnings, real estate inventory and from timing of payments of accounts payable and accrued liabilities.
Operating cash flow results in 2019 primarily reflect the $249.7 million in net earnings and a $42.7 million increase in accounts payable and accrued liabilities due to the timing of cash payments for real estate and construction spending. Operating cash flow results in 2018 reflect the $227.3 million in net earnings, offset by an increases in real estate of $19.4 million.
Investing Cash Flow Activities
During the year ended December 31, 2019, net cash used in investing activities totaled $13.5 million as compared to $33.5 million for the same period in 2018. Cash used in investing activities in 2019 and 2018 is mainly attributable to the purchases of property, plant and equipment of $24.4 million and $33.4 million, respectively.
Financing Cash Flow Activities
During the year ended December 31, 2019, net cash used in financing activities totaled $325.3 million as compared to $88.0 million for the same period in 2018. The net cash used in financing activities in 2019 reflects the $305.6 million repayment of our 7.15% senior notes due in 2020. The net cash used in financing activities in 2018 reflects the $175.0 million repayment of our 4.50% senior notes along with the repurchase of $100.0 million of our common stock partially offset by $202.8 million in net proceeds received from our 6.00% bond issuance.
Cash flows for each of our communities depend on their stage of the development cycle, and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, zoning plat and other approvals, community and lot development, and construction of model homes, roads, utilities, landscape and other amenities. Because these costs are a component of our inventory and are not recognized in our income statement until a home closes, we incur significant cash outlays prior to recognition of earnings. In the later stages of a community, cash inflows may significantly exceed earnings reported for financial statement purposes, as the cash outflow associated with home and land construction was previously incurred. From a liquidity standpoint, we are currently acquiring and developing lots in our markets to grow our lot supply and active community count. We are also using our cash on hand and draws under our Credit Facility, as needed, to fund operations. We intend to increase our land and development spending in order to build a pipeline of desirable land positions to position us for community count growth and to replenish our supply of lots, as we are seeing a significantly higher year over year orders pace which depletes our lot supply more rapidly than in recent years.
During 2019, we closed 9,267 homes, purchased approximately 12,600 lots for $429.4 million, spent $376.3 million on land development, and started 10,126 homes. We currently primarily purchase undeveloped land or partially-developed requiring development dollars in order to bring them to a finished status ready for home construction. We exercise strict controls and believe we have a prudent strategy for Company-wide cash management, including those related to cash outlays for land and inventory acquisition and development. We ended 2019 with $319.5 million of cash and cash equivalents, an $8.0 million increase from December 31, 2018 with no outstanding borrowings on our Credit Facility. We expect to generate cash from the sale of our inventory, but we intend to redeploy that cash to acquire and develop strategic and well-positioned lots to grow our business.
On July 25, 2018, the Board of Directors approved a stock repurchase program, authorizing the expenditure of up to $100.0 million to repurchase shares of our common stock, subject to certain price parameters. This program replaced the previously authorized program that was in place and there was no stated expiration for this program. Prior to December 31, 2018, we repurchased the entire $100.0 million allowed under the program at an average price of $38.71 per share, retiring 2.6 million shares of our common stock.
On February 13, 2019, the Board of Directors authorized a new stock repurchase program, authorizing the expenditure of up to $100.0 million to repurchase shares of our common stock. We acquired 308,840 shares of our common stock at an aggregate purchase price of $16.0 million for the year ended December 31, 2019. As of December 31, 2019, there was approximately $84.0 million available under this program to repurchase shares.
The Company entered into an amended and restated unsecured revolving credit facility ("Credit Facility") in 2014 that has been amended from time to time. In June 2019, the Credit Facility was amended, extending the maturity date to July 2023, along with minor administrative changes. The Credit Facility's aggregate commitment is $780.0 million with an accordion feature permitting the size of the facility to increase to a maximum of $880.0 million, subject to certain conditions, including the availability of additional bank commitments.
We believe that we currently have strong liquidity. Nevertheless, we may seek additional capital to strengthen our liquidity position, enable us to opportunistically acquire additional land inventory in anticipation of improving market conditions, and/or strengthen our long-term capital structure. Such additional capital may be in the form of equity or debt financing and may be from a variety of sources. There can be no assurances that we would be able to obtain such additional capital on terms acceptable to us, if at all, and such additional equity or debt financing could dilute the interests of our existing stockholders or increase our interest costs. We may also, from time to time, opportunistically repurchase our senior notes and common stock. Reference is made to Notes 6 and 7 in the accompanying consolidated financial statements.
We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. Debt-to-capital and net debt-to-capital are calculated as follows (dollars in thousands):

	At December 31, 2019	At December 31, 2018
Notes payable and other borrowings	$1,018,981	$1,310,057
Stockholders’ equity	1,973,990	1,720,755
Total capital	$2,992,971	$3,030,812
Debt-to-capital (1)	34.0%	43.2%
Notes payable and other borrowings	$1,018,981	$1,310,057
Less: cash and cash equivalents	(319,466)	(311,466)
Net debt	$699,515	$998,591
Stockholders’ equity	1,973,990	1,720,755
Total net capital	$2,673,505	$2,719,346
Net debt-to-capital (2)	26.2%	36.7%

(1)Debt-to-capital is computed as senior notes, net and loans payable and other borrowings divided by the aggregate of total senior notes, net and loans payable and other borrowings and stockholders' equity.
(2)Net debt-to-capital is computed as net debt divided by the aggregate of net debt and stockholders' equity. Net debt is total senior notes, net and loans payable and other borrowings, less cash and cash equivalents. The most directly comparable GAAP financial measure is the ratio of debt to total capital. We believe the ratio of net debt-to-capital is a relevant financial measure for investors to understand the leverage employed in our operations and as an indicator of our ability to obtain financing.

Senior Notes
7.15% Senior Notes
During the second quarter of 2010, we completed an offering of $200.0 million aggregate principal amount of 7.15% senior notes due 2020 ("2020 Notes"). The 2020 Notes were issued at 97.567% of par value to yield 7.50%. In the fourth quarter of 2013, we completed a $100.0 million add-on offering to the 2020 Notes at 106.699% of par value to yield 5.875%. In the fourth quarter of 2019, we redeemed all of the outstanding 2020 Notes, incurring a $5.6 million Loss on early extinguishment of debt charge included in our accompanying consolidated income statement.
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
The indentures for all of our senior notes contain non-financial covenants including, among others, limitations on the amount of secured debt we may incur, and limitations on sale and leaseback transactions of non-model home assets and mergers. We believe we are in compliance with all such covenants as of December 31, 2019.
Loans Payable and Other Borrowings
The Company has a $780.0 million unsecured revolving credit facility ("Credit Facility") with an accordion feature that permits the size of the facility to increase to a maximum of $880.0 million, subject to certain conditions, including the availability of additional bank commitments. In June 2019, the maturity date of the credit facility was extended to July 2023. We had no outstanding borrowings under the Credit Facility as of December 31, 2019 or December 31, 2018. During the twelve months ended December 31, 2019 we had $90.0 million of gross borrowings and repayments. During the twelve months ended December 31, 2018 we had $285.0 million of gross borrowings and repayments. Borrowings and repayments during the twelve months ended December 31, 2017 totaled $415.0 million and $430.0 million, respectively. As of December 31, 2019 we had outstanding letters of credit issued under the Credit Facility totaling $60.9 million, leaving $719.1 million available under the Credit Facility to be drawn.

Credit Facility Covenants
Borrowings under the Credit Facility are unsecured but availability is subject to, among other things, a borrowing base. The Credit Facility also contains certain financial covenants, including (a) a minimum tangible net worth requirement of $1.1 billion (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings), and (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 60%. In addition, we are required to maintain either (i) an interest coverage ratio (EBITDA to interest expense, as defined therein) of at least 1.50 to 1.00 or (ii) liquidity (as defined therein) of an amount not less than our consolidated interest incurred during the trailing 12 months. We were in compliance with all Credit Facility covenants as of December 31, 2019. Our actual financial covenant calculations as of December 31, 2019 are reflected in the table below.

Financial Covenant (dollars in thousands):	Covenant Requirement	Actual
Minimum Tangible Net Worth	> $1,326,996	$1,934,753
Leverage Ratio	< 60%	24%
Interest Coverage Ratio (1)	> 1.50	5.36
Minimum Liquidity (1)	> $83,856	$1,038,524
Investments other than defined permitted investments	< $580,426	$4,443
(1)We are required to meet either the Interest Coverage Ratio or Minimum Liquidity, but not both.
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
The total number of lots under control at December 31, 2019 was 41,399 as compared to 34,553 at December 31, 2018. At December 31, 2019 and 2018, respectively, 62.9% and 69.5% of our controlled lots were owned. We secured approximately 18,100 lots with an aggregate purchase price of $685.2 million in 2019 as compared to approximately 10,300 lots with an aggregate purchase price of $370.2 million in 2018. At December 31, 2019, our total option and purchase contracts had aggregated purchase prices of approximately $1.0 billion, on which we had made deposits of approximately $50.9 million in cash, of which approximately 90.8% is non-refundable.
Off-Balance Sheet Arrangements
Reference is made to Notes 1, 3, 5, and 16 in the accompanying Notes to the consolidated financial statements included in this Annual Report on Form 10-K and are incorporated by reference herein. These Notes discuss our off-balance sheet arrangements with respect to land acquisition contracts and option agreements, and land development joint ventures, including the nature and amounts of financial obligations relating to these items. In addition, these Notes discuss the nature and amounts of certain types of commitments that arise in connection with the ordinary course of our land development and homebuilding operations, including commitments of land development joint ventures for which we might be obligated, if any.

Contractual Obligations
The following is a summary of our contractual obligations at December 31, 2019, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Principal, senior notes	$1,000,000	$—	$300,000	$—	$700,000
Interest, senior notes	291,487	60,375	105,001	78,749	47,362
Loans payable and other borrowings	22,876	16,021	6,832	23	—
Interest, loans payable and other borrowings	448	266	182	—	—
Other contractual obligations (1)	6,375	3,613	2,713	49	—
Total (2) (3)	$1,321,186	$80,275	$414,728	$78,821	$747,362

(1)Represents other long-term obligations for items such as software and marketing licenses and equipment leases that do not meet the criteria for ASC 842.
(2)See Notes 6, 7 and 16 to our consolidated financial statements included in this report for additional information regarding our contractual obligations.
(3)Excludes operating lease obligations that meet the criteria of ASC 842, see Note 4 to our consolidated financial statements included in this report for additional information on operating lease obligations.
We do not engage in commodity trading or other similar activities. We had no derivative financial instruments at December 31, 2019 or 2018.
Recent Accounting Standards
See Note 1 to our consolidated financial statements included in this report for discussion of recently-issued accounting standards.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our fixed rate debt is made up primarily of $1.0 billion of our senior notes. Except in limited circumstances, we do not have an obligation to prepay our fixed-rate debt prior to maturity and, as a result, interest rate risk and changes in fair value should not have a significant impact on our fixed rate borrowings until we would be required to repay such debt. Our Credit Facility is subject to interest rate changes. We had maximum intra-period borrowings under the Credit Facility of up to $90.0 million and $250.0 million for years ending December 31, 2019 and 2018, respectively, with none outstanding at either December 31, 2019 or December 31, 2018. Interest charges resulting from the intra-period borrowings totaled $0.1 million and $0.3 million for the years ended December 31, 2019 and 2018, respectively.
The following table presents our long-term debt obligations, principal cash flows by maturity, weighted average interest rates and estimated fair market value for the year ended December 31, 2019 (in thousands):

								Fair Value at December 31,
	2020	2021	2022	2023	2024	Thereafter	Total	2019 (a)

Senior Notes
Fixed rate	$—	$—	$300.0	$—	$—	$700.0	$1,000.0	$1,096.1
Weighted average interest rate	n/a	n/a	7.000%	n/a	n/a	5.625%	6.038%	n/a

Loans Payable and Other Borrowings
Fixed rate	$16.0	$3.8	$3.1	$—	$—	$—	$22.9	$22.9
Average interest rate	4.541%	4.000%	4.000%	n/a	n/a	n/a	4.371%	n/a

(a)Fair value of our fixed rate debt at December 31, 2019, is derived from quoted market prices by independent dealers.
Our operations are interest rate sensitive. As overall housing demand is adversely affected by increases in interest rates, an increase in mortgage interest rates may negatively affect the ability of homebuyers to secure adequate financing. Higher interest rates could adversely affect our revenues, gross margins and net income and would also increase our variable rate borrowing costs on our Credit Facility. We do not enter into, or intend to enter into, derivative financial instruments for trading or speculative purposes.

Item 8. Financial Statements and Supplementary Data
Our consolidated financial statements as of December 31, 2019 and 2018 and for each of the years in the three-year period ended December 31, 2019, together with related notes and the report of Deloitte & Touche LLP, independent registered public accounting firm, are on the following pages.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Meritage Homes Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Meritage Homes Corporation and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated income statements, stockholders' equity and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Real Estate — Refer to Notes 1 and 2 to the financial statements

Critical Audit Matter Description

The Company’s land inventory and real estate assets are periodically reviewed for recoverability when certain criteria are met, but at least annually. The Company’s impairment analysis is conducted if indicators of a change in conditions that could result in a decline in value of the Company’s land and real estate assets exist. Impairment charges are recorded to write down an asset to its estimated fair value if the undiscounted cash flows expected to be generated by the asset are lower than its carrying amount. The Company’s determination of fair value is based on projections and estimates. Changes in these expectations may lead to a change in the outcome of the Company’s impairment analysis, and actual results may also differ from management’s assumptions. If an asset is deemed to be impaired, the impairment recognized is measured as the amount by which the asset’s carrying amount exceeds its fair value.

The Company’s evaluation included whether indicators of a decline in value of the Company’s land and real estate assets exist and the determination of fair value to evaluate the recoverability of real estate assets used in the undiscounted cash flows. This evaluation requires management to make significant projections and estimates, which required a high degree of auditor judgment and an increased extent of audit effort.

How the Critical Audit Matter Was Addressed in the Audit

We tested the effectiveness of the Company’s internal controls related to the Company’s evaluation of the recoverability of real estate assets. We also evaluated the significant assumptions used in the Company’s evaluation of the recoverability of real estate assets, by comparing the assumptions to actual recent home sales and closings in that community and external analyst and industry reports for the respective geography. For certain communities that did not have actual recent home closings, we compared to historical home sales and closings in nearby communities taking into consideration factors such as location, size, and type of community. In addition, we met with management to understand how recent trends in home sales and closings, and any unique factors have been considered in the Company’s evaluation of the recoverability of real estate assets.

/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona
February 18, 2020

We have served as the Company's auditor since 2004.

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	At December 31,
	2019	2018
	(In thousands, except share data)
Assets
Cash and cash equivalents	$319,466	$311,466
Other receivables	88,492	77,285
Real estate	2,744,361	2,742,621
Deposits on real estate under option or contract	50,901	51,410
Investments in unconsolidated entities	4,443	17,480
Property and equipment, net	50,606	54,596
Deferred tax asset	25,917	26,465
Prepaids, other assets and goodwill	114,063	84,156
Total assets	$3,398,249	$3,365,479
Liabilities
Accounts payable	$155,024	$128,169
Accrued liabilities	226,008	177,862
Home sale deposits	24,246	28,636
Loans payable and other borrowings	22,876	14,773
Senior notes, net	996,105	1,295,284
Total liabilities	1,424,259	1,644,724
Stockholders’ Equity
Preferred stock, par value $0.01. Authorized 10,000,000 shares; none issued and outstanding at December 31, 2019 and 2018	—	—
Common stock, par value $0.01. Authorized 125,000,000 shares; 38,199,111 and 38,072,659 shares issued and outstanding at December 31, 2019 and 2018, respectively	382	381
Additional paid-in Capital	505,352	501,781
Retained earnings	1,468,256	1,218,593
Total stockholders’ equity	1,973,990	1,720,755
Total liabilities and stockholders’ equity	$3,398,249	$3,365,479
See accompanying notes to consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

	Years Ended December 31,
	2019	2018	2017
	(In thousands, except per share data)
Homebuilding:
Home closing revenue	$3,604,629	$3,474,712	$3,186,775
Land closing revenue	45,854	38,707	39,997
Total closing revenue	3,650,483	3,513,419	3,226,772
Cost of home closings	(2,923,969)	(2,842,762)	(2,624,636)
Cost of land closings	(46,899)	(41,504)	(35,637)
Total cost of closings	(2,970,868)	(2,884,266)	(2,660,273)
Home closing gross profit	680,660	631,950	562,139
Land closing gross (loss)/profit	(1,045)	(2,797)	4,360
Total closing gross profit	679,615	629,153	566,499
Financial Services:
Revenue	16,461	15,162	14,203
Expense	(6,781)	(6,454)	(6,006)
Earnings from financial services unconsolidated entities and other, net	10,899	15,336	13,858
Financial services profit	20,579	24,044	22,055
Commissions and other sales costs	(246,728)	(241,897)	(221,647)
General and administrative expenses	(146,093)	(138,478)	(124,041)
Interest expense	(8,370)	(785)	(3,853)
Other income, net	9,577	11,217	8,784
Loss on early extinguishment of debt	(5,635)	—	(278)
Earnings before income taxes	302,945	283,254	247,519
Provision for income taxes	(53,282)	(55,922)	(104,264)
Net earnings	$249,663	$227,332	$143,255
Earnings per common share:
Basic	$6.55	$5.67	$3.56
Diluted	$6.42	$5.58	$3.41
Weighted average number of shares:
Basic	38,100	40,107	40,287
Diluted	38,891	40,728	42,228
See accompanying notes to consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Years Ended December 31, 2019, 2018 and 2017
	(In thousands)
	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance at January 1, 2017	40,031	$400	$572,506	$848,589	$1,421,495
Net earnings	—	—	—	143,255	143,255
Issuance of stock	300	3	(3)	—	—
Equity award compensation expense	—	—	12,075	—	12,075
Balance at December 31, 2017	40,331	403	584,578	991,844	1,576,825
Adoption of ASU 2014-09	—	—	—	(583)	(583)
Net earnings	—	—	—	227,332	227,332
Issuance of stock	326	4	(4)	—	—
Equity award compensation expense	—	—	17,181	—	17,181
Share repurchases	(2,584)	(26)	(99,974)	—	(100,000)
Balance at December 31, 2018	38,073	381	501,781	1,218,593	1,720,755
Net earnings	—	—	—	249,663	249,663
Issuance of stock	435	4	(4)	—	—
Equity award compensation expense	—	—	19,607	—	19,607
Share repurchases	(309)	(3)	(16,032)	—	(16,035)
Balance at December 31, 2019	38,199	$382	$505,352	$1,468,256	$1,973,990

See accompanying notes to consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
Cash flows from operating activities:
Net earnings	$249,663	$227,332	$143,255
Adjustments to reconcile net earnings to net cash provided by/(used in) operating activities:
Depreciation and amortization	27,923	26,966	16,704
Stock-based compensation	19,607	17,170	12,056
Loss on early extinguishment of debt	5,635	—	278
Equity in earnings from unconsolidated entities	(11,945)	(16,333)	(15,959)
Deferred tax asset revaluation	—	(2,741)	19,687
Distributions of earnings from unconsolidated entities	13,438	16,142	15,337
Other	9,273	15,847	5,571
Changes in assets and liabilities:
Decrease/(increase) in real estate	3,621	(19,426)	(301,477)
Decrease in deposits on real estate under option or contract	453	12,444	21,355
(Increase)/decrease in receivables, prepaids and other assets	(9,112)	3,042	(17,775)
Increase/(decrease) in accounts payable and accrued liabilities	42,654	(12,820)	8,125
(Decrease)/increase in home sale deposits	(4,390)	(5,423)	5,711
Net cash provided by/(used in) operating activities	346,820	262,200	(87,132)
Cash flows from investing activities:
Investments in unconsolidated entities	(1,113)	(808)	(670)
Distributions of capital from unconsolidated entities	11,550	597	1,338
Purchases of property and equipment	(24,385)	(33,415)	(18,096)
Proceeds from sales of property and equipment	459	99	356
Maturities/sales of investments and securities	754	1,181	1,402
Payments to purchase investments and securities	(754)	(1,181)	(1,402)
Net cash used in investing activities	(13,489)	(33,527)	(17,072)
Cash flows from financing activities:
(Repayment of)/proceeds from Credit Facility, net	—	—	(15,000)
Repayment of loans payable and other borrowings	(3,676)	(15,755)	(10,970)
Repayment of senior notes and senior convertible notes	(305,620)	(175,000)	(126,691)
Proceeds from issuance of senior notes	—	206,000	300,000
Payment of debt issuance costs	—	(3,198)	(4,091)
Repurchase of shares	(16,035)	(100,000)	—
Net cash (used in)/provided by financing activities	(325,331)	(87,953)	143,248
Net increase/(decrease) in cash and cash equivalents	8,000	140,720	39,044
Cash and cash equivalents, beginning of year	311,466	170,746	131,702
Cash and cash equivalents, end of year	$319,466	$311,466	$170,746
See Supplemental Disclosure of Cash Flow Information in Note 13.
See accompanying notes to consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017

NOTE 1 — BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization. Meritage Homes is a leading designer and builder of single-family homes. We primarily build in historically high-growth regions of the United States and offer a variety of homes that are designed for the first-time and first move-up buyers. We have homebuilding operations in three regions: West, Central and East, which are comprised of nine states: Arizona, California, Colorado, Texas, Florida, Georgia, North Carolina, South Carolina and Tennessee. We also operate a wholly-owned title company, Carefree Title Agency, Inc. ("Carefree Title"). Carefree Title's core business includes title insurance and closing/settlement services we offer to our homebuyers. Beginning in the fourth quarter of 2019, we commenced operations of wholly owned Meritage Homes Insurance Agency, Inc. (“Meritage Insurance”). Meritage Insurance works in collaboration with insurance companies nationwide to offer homeowners insurance and other insurance products to our homebuyers. Through our successors, we commenced our homebuilding operations in 1985. Meritage Homes Corporation was incorporated in 1988 in the state of Maryland.
Our homebuilding activities are conducted under the name of Meritage Homes in each of our homebuilding markets. In limited cases, we also offer luxury homes in some markets under the name of Monterey Homes that are in close-out stages. At December 31, 2019, we were actively selling homes in 244 communities, with base prices ranging from approximately $191,000 to $1,286,000.
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
Cash and Cash Equivalents. Liquid investments with an initial maturity of three months or less are classified as cash equivalents. Amounts in transit from title companies for home closings of approximately $54.5 million and $76.1 million are included in cash and cash equivalents at December 31, 2019 and 2018, respectively.

Real Estate. Real estate is stated at cost unless the asset is determined to be impaired, at which point the inventory is written down to fair value as required by Accounting Standards Codification (“ASC”) 360-10, Property, Plant and Equipment. Inventory includes the costs of land acquisition, land development, home construction, capitalized interest, real estate taxes, and capitalized direct overhead costs incurred during development, less impairments, if any. Land and development costs are typically allocated and transferred to homes under construction when construction begins. Home construction costs are accumulated on a per-home basis, while selling costs are expensed as incurred. Cost of home closings includes the specific construction costs of the home and all related allocated land acquisition, land development and other common costs (both incurred and estimated to be incurred) that are allocated based upon the total number of homes expected to be closed in each community or phase. Any changes to the estimated total development costs of a community or phase are allocated to the remaining homes in the community or phase. When a home closes, we may have incurred costs for goods and services that have not yet been paid. An accrued liability to capture such obligations is recorded in connection with the home closing and charged directly to cost of sales.

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

All of our land inventory and related real estate assets are periodically reviewed for recoverability when certain criteria are met, but at least annually, as our inventory is considered “long-lived” in accordance with GAAP. Impairment charges are recorded to write down an asset to its estimated fair value if the undiscounted cash flows expected to be generated by the asset are lower than its carrying amount. Our determination of fair value is based on projections and estimates. Changes in these expectations may lead to a change in the outcome of our impairment analysis, and actual results may also differ from our assumptions. Our analysis is conducted if indication of a decline in value of our land and real estate assets exist. If an asset is deemed to be impaired, the impairment recognized is measured as the amount by which the asset's carrying amount exceeds its fair value. The impairment of a community is allocated to each lot on a straight-line basis.

Deposits. Deposits paid related to land option and purchase contracts are recorded and classified as Deposits on real estate under option or contract until the related land is purchased. Deposits are reclassified as a component of real estate inventory at the time the deposit is used to offset the acquisition price of the lots based on the terms of the underlying agreements. To the extent they are non-refundable, deposits are charged to expense if the land acquisition is terminated or no longer considered probable. Since our acquisition contracts typically do not require specific performance, we do not consider such contracts to be contractual obligations to purchase the land and our total exposure under such contracts is limited to the loss of any non-refundable deposits and any ancillary capitalized costs. Our deposits were $50.9 million and $51.4 million as of December 31, 2019 and December 31, 2018, respectively.

Goodwill. In accordance with ASC 350, Intangibles, Goodwill and Other ("ASC 350"), we analyze goodwill on an annual basis (or whenever indicators of impairment exist) through a qualitative assessment to determine whether it is necessary to perform a goodwill impairment test. ASC 350 states that an entity may assess qualitative factors to determine whether it is necessary to perform a goodwill impairment test. Such qualitative factors include: (1) macroeconomic conditions, such as a deterioration in general economic conditions, (2) industry and market considerations such as deterioration in the environment in which the entity operates, (3) cost factors such as increases in raw materials, labor costs, etc., and (4) overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings. If the qualitative analysis determines that additional impairment testing is required, the two-step impairment testing in accordance with ASC 350 would be initiated. We continually evaluate our qualitative inputs to assess whether events and circumstances have occurred that indicate the goodwill balance may not be recoverable. See Note 10 for additional information related to goodwill.
Property and Equipment, net. Property and equipment, net consists of computer and office equipment, model home furnishings and capitalized sales office costs. Depreciation is generally calculated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Depreciation expense was $17.3 million, $16.3 million, and $15.9 million for the years ended December 31, 2019, 2018 and 2017, respectively. Maintenance and repair costs are expensed as incurred. At December 31, 2019 and 2018, property and equipment, net consisted of the following (in thousands):

	At December 31,
	2019	2018
Computer and office equipment	$57,162	$50,197
Model home furnishings and capitalized sales office costs	86,047	87,768
Gross property and equipment	143,209	137,965
Accumulated depreciation	(92,603)	(83,369)
Total	$50,606	$54,596

Deferred Costs. At December 31, 2019 and 2018, deferred costs representing debt issuance costs related to our Credit Facility totaled approximately $3.3 million and $3.6 million, net of accumulated amortization of approximately $8.6 million and $7.6 million respectively, and are included on our consolidated balance sheets within Prepaids, other assets and goodwill. The costs are primarily amortized to interest expense using the straight line method which approximates the effective interest method. See Note 7 for additional information related to net debt issuance costs associated with our senior notes.
Investments in Unconsolidated Entities. We use the equity method of accounting for investments in unconsolidated entities over which we exercise significant influence but do not have a controlling interest. Under the equity method, our share of the unconsolidated entities’ earnings or loss is included in Other income net, or Earnings from financial services unconsolidated entities and other, net, in our income statements. We use the cost method of accounting for investments in unconsolidated entities over which we do not have significant influence, if any. We track cumulative earnings and distributions from each of our ventures. For cash flow classification, to the extent distributions do not exceed cumulative earnings, we designate such distributions as return on capital. Distributions in excess of cumulative earnings are treated as return of capital. We evaluate our investments in unconsolidated entities for impairment when events that trigger an evaluation of recoverability present themselves. See Note 5 for additional information related to investments in unconsolidated entities.

Accrued Liabilities. Accrued liabilities at December 31, 2019 and 2018 consisted of the following (in thousands):

	At December 31,
	2019	2018
Accruals related to real estate development and construction activities	$74,448	$54,589
Payroll and other benefits	67,734	60,209
Accrued interest	8,758	13,296
Accrued taxes	8,459	7,548
Warranty reserves	22,015	24,552
Lease liability (1)	34,231	—
Other accruals	10,363	17,668
Total	$226,008	$177,862
(1)Refer to Note 4 for additional information related to our leases.
Revenue Recognition. In accordance with Accounting Standards Update ("ASU") 2014-09 Revenue from Contracts with Customers (Topic 606), we apply the following steps in determining the timing and amount of revenue to recognize: (1) identify the contract with our customer; (2) identify the performance obligation(s) in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract, if applicable; and (5) recognize revenue when (or as) we satisfy the performance obligation. The performance obligation and subsequent revenue recognition for our three sources of revenue are outlined below:

•Revenue from closings of residential real estate is recognized when closings have occurred, the risks and rewards of ownership are transferred to the buyer, and we have no continuing involvement with the property, which is generally upon the close of escrow. Revenue is reported net of any discounts and incentives.
•Revenue from land sales is recognized when a significant down payment is received, title passes and collectability of the receivable is reasonably assured, and we have no continuing involvement with the property, which is generally upon the close of escrow.
•Revenue from financial services is recognized when closings have occurred and all financial services have been rendered, which generally occurs as each home is closed. Revenues associated with our insurance company operations represent insurance brokerage commissions from home and other insurance policies placed with third party carriers. Our performance obligations for policy renewal commissions are considered satisfied upon issuance of the initial policy.

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
We recognize interest and penalties related to unrecognized tax benefits within the Provision for income taxes line in the accompanying consolidated income statement. Accrued interest and penalties are included within the Accrued liabilities line in the accompanying consolidated balance sheets. See Note 12 for additional information related to income taxes.
Advertising Costs. We expense advertising costs as they are incurred. Advertising expense was approximately $14.6 million, $15.4 million and $15.8 million in fiscal 2019, 2018 and 2017, respectively.
Earnings Per Share. We compute basic earnings per share by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to the potential dilution that could occur if securities or contracts to issue common stock that are dilutive were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings. In periods of net losses, no dilution is computed. See Note 9 for additional information related to earnings per share.
Stock-Based Compensation. We account for stock-based compensation in accordance with ASC 718-10, Compensation—Stock Compensation ("ASC 718"). This guidance requires us to estimate forfeitures in calculating the expense related to stock-based compensation. Awards with either a graded or cliff vesting are expensed on a straight-line basis over the life of the award. See Note 11 for additional information on stock-based compensation.

401(k) Retirement Plan. We have a 401(k) plan for all full-time Meritage employees. We match portions of employees’ voluntary contributions, and contributed to the plan approximately $4.1 million, $3.7 million and $2.9 million for the years ended 2019, 2018 and 2017, respectively.

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
Off-Balance Sheet Arrangements - Other. In the normal course of business, we may acquire lots from various development entities pursuant to purchase and option agreements. The purchase price generally approximates the market price at the date the contract is executed (with possible future escalators) and may have staggered purchase schedules. See Note 3 for additional information on off-balance sheet arrangements.
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

	At December 31,
	2019		2018
	Outstanding	Estimated work remaining to complete (unaudited)	Outstanding	Estimated work remaining to complete (unaudited)
Sureties:
Sureties related to owned projects and lots under contract	405,017	186,986	339,221	133,662
Total Sureties	$405,017	$186,986	$339,221	$133,662
Letters of Credit (“LOCs”):
LOCs for land development	57,192	N/A	70,287	N/A
LOCs for general corporate operations	3,750	N/A	3,750	N/A
Total LOCs	$60,942	N/A	$74,037	N/A

Warranty Reserves. We provide home purchasers with limited warranties against certain building defects and have certain obligations related to those post-construction warranties for closed homes. The specific terms and conditions of these limited warranties vary by state, but overall the nature of the warranties include a complete workmanship and materials warranty for the first year after the close of the home, a major mechanical warranty for two years after the close of the home and a structural warranty that typically extends up to 10 years after the close of the home. With the assistance of an actuary, we have estimated these reserves for the structural warranty based on the number of homes still under warranty and historical data and trends for our communities. We may use industry data with respect to similar product types and geographic areas in markets where our experience is incomplete to draw a meaningful conclusion. We regularly review our warranty reserves and adjust them, as necessary, to reflect changes in trends as information becomes available. Based on such reviews of warranty costs incurred, we did not adjust the warranty reserve balance in the twelve months ended December 31, 2019 and 2018. Included in the warranty reserve balances at December 31, 2019 and December 31, 2018 reflected in the table below are case-specific reserves for a warranty matter related to alleged stucco defects in Florida.
A summary of changes in our warranty reserves follows (in thousands):

	Years Ended December 31,
	2019	2018
Balance, beginning of year	$24,552	$23,328
Additions to reserve from new home deliveries	15,841	15,906
Warranty claims	(18,378)	(14,682)
Adjustments to pre-existing reserves	—	—
Balance, end of year	$22,015	$24,552

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
We have received claims related to stucco installation from homeowners in certain Florida communities and based on the information available to us we have established reserves to cover our anticipated net exposure related to these claims. Our review of these stucco related matters is ongoing and our estimate of future costs of repairs is based on our judgment, various assumptions and internal data. Due to the degree of judgment and the potential for variability in our underlying assumptions and data, as we obtain additional information, we may revise our estimate. As of December 31, 2019, after taking into account potential recovery under our general liability insurance policies and potential recoveries from the contractors involved and their insurers, we believe our reserves are sufficient to cover the repairs related to the existing stucco claims. Additionally, we have received claims related to a foundation design and performance matter affecting a single community in Texas requiring repairs to be made to homes within that community. A significant amount of the identified repairs have been made, however, repair efforts are ongoing and our estimate of costs to resolve this matter are updated regularly as progress is made. As of December 31, 2019, taking into account sources of future potential recovery from contractors involved with the design and construction of the homes and their insurers as well as from our general liability insurer, we believe our reserves are sufficient to cover repairs and related claims. See Note 16 in the accompanying consolidated financial statements for additional information regarding both of these matters.
Recent Accounting Pronouncements.
In August 2018, the Financial Accounting Standards Board ("FASB") issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract ("ASU 2018-15"), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. Entities will need to consider both the nature of the costs and the phase of development in which the implementation costs are incurred to determine whether the costs should be capitalized or expensed. ASU 2018-15 is effective for us beginning January 1, 2020. ASU 2018-15 may be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We plan to adopt ASU 2018-15 prospectively. We do not expect adoption to have a material impact on our financial statement disclosures.
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

NOTE 2 — REAL ESTATE AND CAPITALIZED INTEREST
Real estate consists of the following (in thousands):

	At December 31,
	2019	2018
Homes under contract under construction (1)	$564,762	$480,143
Unsold homes, completed and under construction (1)	686,948	644,717
Model homes (1)	121,340	146,327
Finished home sites and home sites under development (2)	1,371,311	1,471,434
	$2,744,361	$2,742,621

(1)Includes the allocated land and land development costs associated with each lot for these homes.
(2)Includes raw land, land held for development and land held for sale. Land held for development primarily reflects land and land development costs related to land where development activity is not currently underway but is expected to begin in the future. For these parcels, we may have chosen not to currently develop certain land holdings as they typically represent a portion or phases of a larger land parcel that we plan to build out over several years. We do not capitalize interest for inactive assets, and all ongoing costs of land ownership (i.e. property taxes, homeowner association dues, etc.) are expensed as incurred.

Subject to sufficient qualifying assets, we capitalize our development period interest costs incurred in connection with the development and construction of real estate. Capitalized interest is allocated to active real estate when incurred and charged to cost of closings when the related property is closed. A summary of our capitalized interest is as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Capitalized interest, beginning of year	$88,454	$78,564	$68,196
Interest incurred	83,856	85,278	79,045
Interest expensed	(8,370)	(785)	(3,853)
Interest amortized to cost of home and land closings	(81,926)	(74,603)	(64,824)
Capitalized interest, end of year (1)	$82,014	$88,454	$78,564

(1)Approximately $279,000, $454,000 and $517,000 of the capitalized interest is related to our joint venture investments and is a component of Investments in unconsolidated entities in our consolidated balance sheet as of December 31, 2019, 2018 and 2017, respectively.

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
In substantially all cases, creditors of the entities with which we have option agreements have no recourse against us and the maximum exposure to loss in our option agreements is limited to non-refundable option deposits and any capitalized pre-acquisition costs. Often, we are at risk for items over budget related to land development on property we have under option if we are the land developer. In these cases, we have typically contracted to complete development at a fixed cost on behalf of the land owner and any budget savings or shortfalls are borne by us. Some of our option deposits may be refundable to us if certain contractual conditions are not performed by the party selling the lots.

The table below presents a summary of our lots under option that are not recorded on the balance sheet at December 31, 2019 (dollars in thousands):

	Projected Number of Lots (unaudited)	Purchase Price (unaudited)	Option/ Earnest Money Deposits–Cash
Purchase and option contracts recorded on balance sheet as Real estate not owned	—	$—	$—
Option contracts — non-refundable deposits, committed (1)	4,539	272,210	27,256
Purchase contracts — non-refundable deposits, committed (1)	6,978	293,857	18,954
Purchase and option contracts —refundable deposits, committed	3,861	143,604	1,543
Total committed	15,378	709,671	47,753
Purchase and option contracts — refundable deposits, uncommitted (2)	11,273	337,005	3,148
Total lots under contract or option	26,651	$1,046,676	$50,901
Total purchase and option contracts not recorded on balance sheet (3)	26,651	$1,046,676	$50,901	(4)

(1)Deposits are non-refundable except if certain contractual conditions are not performed by the selling party.
(2)Deposits are refundable at our sole discretion. We have not completed our acquisition evaluation process and we have not internally committed to purchase these lots.
(3)Except for our specific performance contracts recorded on our balance sheet as Real estate not owned (if any), none of our purchase or option contracts require us to purchase lots.
(4)Amount is reflected in our consolidated balance sheet in the line item “Deposits on real estate under option or contract” as of December 31, 2019.
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
Our lease population at December 31, 2019 is comprised of operating leases where we are the lessee and these leases are primarily real estate for office space for our corporate office, division offices and design centers, in addition to leases of certain equipment. As allowed by ASC 842, we adopted an accounting policy election to not record leases with lease terms of twelve months or less on the consolidated balance sheet.
Lease cost included in our consolidated income statements in General and administrative expenses and Commissions and other sales costs is in the table below (in thousands). Our short-term lease costs and sublease income are de minimis.

Twelve Months Ended December 31, 2019
Operating lease expense	$6,981
Non-cash lease expense	$5,418
Cash payments on lease liabilities	$8,058
ROU assets obtained in exchange for new operating lease obligations	$11,471
ROU assets are classified within Prepaids, other assets and goodwill on our consolidated balance sheet, while lease liabilities are classified within Accrued liabilities on our consolidated balance sheet. The following table contains additional information about our leases (dollars in thousands):

At December 31, 2019
ROU assets	$26,332
Lease liabilities	$34,231
Weighted-average remaining lease term	4.8 years
Weighted-average discount rate (incremental borrowing rate)	4.53%

Maturities of our operating lease liabilities as of December 31, 2019 are as follows (in thousands):

Year ended December 31,
2020	8,642
2021	8,261
2022	7,757
2023	6,555
2024	3,760
Thereafter	3,841
Total payments	38,816
Less: imputed interest	(4,585)
Present value of lease liabilities	$34,231

NOTE 5 - INVESTMENTS IN UNCONSOLIDATED ENTITIES
We may enter into joint ventures as a means of accessing larger parcels of land, expanding our market opportunities, managing our risk profile and leveraging our capital base. While purchasing land through a joint venture can be beneficial, currently we do not view joint ventures as critical to the success of our homebuilding operations. Based on the structure of these joint ventures, they may or may not be consolidated into our results. Our joint venture partners generally are other homebuilders, land sellers or other real estate investors. We generally do not have a controlling interest in these ventures, which means our joint venture partners could cause the venture to take actions we disagree with, or fail to take actions we believe should be undertaken, including the sale of the underlying property to repay debt or recoup all or part of the partners' investments. As of December 31, 2019, we had one active equity-method land venture.
As of December 31, 2019, we also participated in one mortgage joint venture, which is engaged in mortgage activities and primarily provides services to our homebuyers. Our investment in this mortgage joint venture as of December 31, 2019 and December 31, 2018 was $0.7 million and $2.8 million, respectively.

Summarized condensed financial information related to unconsolidated joint ventures that are accounted for using the equity method was as follows (in thousands):

	At December 31,
	2019	2018
Assets:
Cash	$6,329	$9,595
Real estate	6,654	57,631
Other assets	4,382	3,644
Total assets	$17,365	$70,870
Liabilities and equity:
Accounts payable and other liabilities	$6,580	$8,682
Notes and mortgages payable	—	26,808
Equity of:
Meritage (1)	5,678	14,472
Other	5,107	20,908
Total liabilities and equity	$17,365	$70,870

	Years Ended December 31,
	2019	2018	2017
Revenue	$53,841	$43,672	$45,475
Costs and expenses	(31,375)	(17,294)	(19,203)
Net earnings of unconsolidated entities	$22,466	$26,378	$26,272
Meritage’s share of pre-tax earnings (1) (2)	$11,945	$16,396	$16,082

(1)Balance represents Meritage’s interest, as reflected in the financial records of the respective joint ventures. This balance may differ from the balance reflected in our consolidated financial statements due to the following reconciling items: (i) timing differences for revenue and distributions recognition, (ii) step-up basis and corresponding amortization, (iii) capitalization of interest on qualified assets, (iv) income deferrals as discussed in Note (2) below and (v) the cessation of allocation of losses from joint ventures in which we have previously written down our investment balance to zero and where we have no commitment to fund additional losses. As discussed in Note 2 to these consolidated financial statements, the balances above do not include $279,000, $454,000 and $517,000 of capitalized interest that is a component of our investment balances at December 31, 2019, 2018 and 2017, respectively.
(2)Our share of pre-tax earnings is recorded in Earnings from financial services unconsolidated entities and other, net or Other income, net, as applicable, on our consolidated income statements and excludes joint venture profit related to lots we purchased from the joint ventures. Such profit is deferred until homes are delivered by us and title passes to a homebuyer.

The joint venture assets and liabilities noted in the table above represent the one active land venture, one mortgage and various inactive ventures. Our total investment in all of these joint ventures is $4.4 million as of December 31, 2019. We believe these ventures are in compliance with their respective debt agreements, if applicable, and such debt is non-recourse to us.

NOTE 6 — LOANS PAYABLE AND OTHER BORROWINGS
Loans payable and other borrowings consist of the following (in thousands):

	At December 31,
	2019	2018
Other borrowings, real estate note payable (1)	$22,876	$14,773
$780.0 million unsecured revolving credit facility with interest approximating LIBOR (approximately 1.76% at December 31, 2019) plus 1.375% or Prime (4.75% at December 31, 2019) plus 0.375%	—	—
Total	$22,876	$14,773
(1)Reflects balance of non-recourse non-interest bearing notes payable in connection with land purchases as of December 31, 2019.

The Company entered into an amended and restated unsecured revolving credit facility ("Credit Facility") in 2014 that has been amended from time to time.  In June 2019, the aggregate commitment was increased to $780.0 million and the maturity date extended to July 2023. The accordion feature was refreshed permitting the size of the facility to increase to a maximum of $880.0 million, subject to certain conditions, including the availability of additional bank commitments. Borrowings under the Credit Facility are unsecured but availability is subject to, among other things, a borrowing base. The Credit Facility also contains certain financial covenants, including (a) a minimum tangible net worth requirement of $1.1 billion (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings), and (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 60%. In addition, we are required to maintain either (i) an interest coverage ratio (EBITDA to interest expense, as defined therein) of at least 1.50 to 1.00 or (ii) liquidity (as defined therein) of an amount not less than our consolidated interest incurred during the trailing 12 months. We were in compliance with all Credit Facility covenants as of December 31, 2019.

We had no outstanding borrowings under the Credit Facility as of December 31, 2019 and December 31, 2018. During the twelve months ended December 31, 2019, we had $90.0 million of gross borrowings and repayments. During the twelve months ended December 31, 2018, we had $285.0 million of gross borrowings and repayments. Borrowings and repayments during the twelve months ended December 31, 2017 totaled $415.0 million and $430.0 million, respectively. As of December 31, 2019 we had outstanding letters of credit issued under the Credit Facility totaling $60.9 million, leaving $719.1 million available under the Credit Facility to be drawn.

NOTE 7 — SENIOR NOTES, NET
Senior notes, net consist of the following (in thousands):

	At December 31,
	2019	2018
7.15% senior notes due 2020. At December 31, 2018 there was approximately $711 in net unamortized premium.	—	300,711
7.00% senior notes due 2022	300,000	300,000
6.00% senior notes due 2025. At December 31, 2019 and December 31, 2018 there was approximately $4,432 and $5,318 in net unamortized premium, respectively. (1)	404,432	405,318
5.125% senior notes due 2027	300,000	300,000
Net debt issuance costs	(8,327)	(10,745)
Total	$996,105	$1,295,284

(1)$200.0 million of the total $400.0 million of 6.00% Senior Notes due 2025 outstanding at December 31, 2019 was issued at par and had no unamortized premium.
The indentures for all of our senior notes contain non-financial covenants including, among others, limitations on the amount of secured debt we may incur, and limitations on sale and leaseback transactions and mergers. We believe we are in compliance with all such covenants as of December 31, 2019.

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
During 2010, we completed an offering of $200.0 million aggregate principal amount of 7.15% senior notes due 2020. The notes were issued at 97.567% of par value to yield 7.50%. In the fourth quarter of 2013, we completed a $100.0 million add-on offering to the existing 7.50% senior notes due 2020. The add-on was issued at 106.699% of par value to yield 5.875%. In the fourth quarter of 2019, we redeemed the 2020 Notes, incurring $5.6 million in charges reflected as Loss on early extinguishment of debt in the accompanying income statements.

In April 2012, we completed an offering of $300.0 million aggregate principal amount of 7.00% Senior Notes due 2022. Concurrent with this offering, we repurchased all $285.0 million outstanding of our 6.25% Senior Notes due 2015. We also repurchased the remaining aggregate principal amount of approximately $26.1 million of our 7.731% Senior Subordinated Notes due 2017.
In June 2015, we completed an offering of $200.0 million aggregate principal amount of 6.00% Senior Notes due 2025 (the "2025 Notes"). The 2025 Notes were issued at par, and the proceeds were used for general corporate obligations and future land spend. In March 2018, the Company completed an offering of $200.0 million aggregate principal amount of additional 2025 Notes (the "Additional Notes"). The Additional Notes were issued as an add-on to the existing 2025 Notes that were issued in June 2015 which resulted in a combined $400.0 million aggregate principal amount of 6.00% Senior Notes due 2025 outstanding as of December 31, 2019. The Additional Notes were issued at a premium of 103% of the principal amount and the net proceeds were used to repay outstanding borrowings under the Credit Facility, which included borrowings used for the redemption of the Company's $175.0 million of 4.50% Senior Notes that were due to mature on March 1, 2018.
In June 2017, we completed an offering of $300.0 million aggregate principal amount of 5.125% Senior Notes due 2027 (the "2027 Notes"). The 2027 notes were issued at par. Using the proceeds from the 2027 Notes offering, we retired all $126.5 million of our convertible senior notes through a repurchase of $51.9 million in privately negotiated transactions and a redemption of the remaining $74.6 million through a combination of holder redemptions and an exercise of our call option at a redemption price equal to 100% of the principal amount of the notes redeemed, plus accrued and unpaid interest. As a result, we incurred a loss on early extinguishment of debt of $0.3 included in the accompanying consolidated income statement for the twelve months ended December 31, 2017.
Scheduled principal maturities of our senior and notes as of December 31, 2019 follow (in thousands):

Year Ended December 31,
2020	$—
2021	—
2022	300,000
2023	—
2024	—
Thereafter	700,000
Total	$1,000,000

NOTE 8 — FAIR VALUE DISCLOSURES
We account for non-recurring fair value measurements of our non-financial assets and liabilities in accordance with ASC 820-10 Fair Value Measurement. This guidance defines fair value, establishes a framework for measuring fair value and addresses required disclosures about fair value measurements. This standard establishes a three-level hierarchy for fair value measurements based upon the significant inputs used to determine fair value. Observable inputs are those which are obtained from market participants external to the company while unobservable inputs are generally developed internally, utilizing management’s estimates, assumptions and specific knowledge of the assets/liabilities and related markets. The three levels are defined as follows:

•Level 1 — Valuation is based on quoted prices in active markets for identical assets and liabilities.
•Level 2 —Valuation is determined from quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar instruments in markets that are not active, or by model-based techniques in which all significant inputs are observable in the market.
•Level 3 — Valuation is derived from model-based techniques in which at least one significant input is unobservable and based on the company’s own estimates about the assumptions that market participants would use to value the asset or liability.
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
Financial Instruments: The fair value of our fixed-rate debt is derived from quoted market prices by independent dealers (level 2 inputs as per the discussion above) and is as follows (in thousands):

	At December 31,
	2019		2018
	Aggregate Principal	Estimated Fair Value	Aggregate Principal	Estimated Fair Value
7.15% senior notes	N/A	N/A	$300,000	$307,500
7.00% senior notes	$300,000	$327,390	$300,000	$309,750
6.00% senior notes	$400,000	$449,200	$400,000	$379,520
5.125% senior notes	$300,000	$319,500	$300,000	$255,750
Due to the short-term nature of other financial assets and liabilities including our Loans payable and other borrowings, we consider the carrying amounts of our other short-term financial instruments to approximate fair value.
NOTE 9 — EARNINGS PER SHARE
Basic and diluted earnings per common share were calculated as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2019	2018	2017
Basic weighted average number of shares outstanding	38,100	40,107	40,287
Effect of dilutive securities:
Convertible debt (1)	—	—	1,311
Stock options and unvested restricted stock	791	621	630
Diluted average shares outstanding	38,891	40,728	42,228
Net earnings as reported	$249,663	$227,332	$143,255
Interest attributable to convertible senior notes, net of income taxes	—	—	941
Net earnings for diluted earnings per share	$249,663	$227,332	$144,196
Basic earnings per share	$6.55	$5.67	$3.56
Diluted earnings per share (1)	$6.42	$5.58	$3.41

(1)In accordance with ASC 260-10, Earnings Per Share, we calculated the dilutive effect of convertible securities using the "if-converted" method based on the number of days the Convertible Notes were outstanding during the 2018 period. All of the Convertible Notes were retired in 2017.

NOTE 10 — ACQUISITIONS AND GOODWILL
Goodwill. We have previously entered new markets through the acquisition of the homebuilding assets and operations of other homebuilders. Our current goodwill is related to acquisitions of local/regional homebuilders in Georgia, South Carolina and Tennessee. The acquisitions were recorded in accordance with ASC 805, Business Combinations and ASC 820, using the acquisition method of accounting. The purchase price for the acquisitions were allocated based on estimated fair value of the assets and liabilities at the date of the acquisition. The combined excess purchase price over the fair value of the net assets of $33.0 million was recorded as goodwill, which is included in our consolidated balance sheet in Prepaids, other assets and goodwill. In accordance with ASC 350, we assess the recoverability of goodwill annually, or more frequently, if impairment triggers are present. Our analysis concluded that our goodwill balance was not impaired.
A summary of changes in the carrying amount of goodwill follows (in thousands):

	West	Central	East	Financial Services	Corporate	Total
Balance at January 1, 2018	$—	$—	$32,962	$—	$—	$32,962
Additions	—	—	—	—	—	—
Balance at December 31, 2018	—	—	32,962	—	—	32,962
Additions	—	—	—	—	—	—
Balance at December 31, 2019	$—	$—	$32,962	$—	$—	$32,962

NOTE 11 — STOCK BASED AND DEFERRED COMPENSATION
We have a stock compensation plan, the Meritage Homes Corporation 2018 Stock Incentive Plan (the “2018 Plan"), that was approved by our Board of Directors and our stockholders and adopted in May 2018. The 2018 Plan is administered by our
Board of Directors and allows for the grant of stock appreciation rights, restricted stock awards, restricted stock units, performance share awards and performance-based awards in addition to non-qualified and incentive stock options. We have not granted any stock options since 2009. Effective May 2019, our prior stock compensation plan, the Amended and Restated 2006 Stock Incentive Plan (the “2006 Plan”) expired, and all available shares from expired, terminated, or forfeited awards that remained under the 2006 Plan and prior plans were available for grant under the 2018 Plan. The 2018 Plan authorizes awards to officers, key employees, non-employee directors and consultants. The 2018 Plan authorizes 6,600,000 shares of common stock to be awarded, of which 1,581,383 shares remain available for grant at December 31, 2019. We believe that such awards provide a means of performance-based compensation to attract and retain qualified employees and better align the interests of our employees with those of our stockholders. Non-vested stock awards are usually granted with a five-year ratable vesting period for employees and with a three-year cliff vesting for both non-vested stock and performance-based awards granted to senior executive officers and non-employee directors.
Summary of Nonvested (Restricted) Shares and Units Activity:

We grant time-based and performance-based restricted shares or units. Performance-based restricted shares are only granted to executive officers. All performance shares only vest upon the attainment of certain financial and operational criteria as established and approved by our Board of Directors. The number of shares that may be issued to the award recipients may be greater or lesser than the target award amount depending on actual performance achieved as compared to the performance targets set forth in the awards.

	Nonvested Restricted Share Activity (time-based)	Weighted Average Grant Date Fair Value	Nonvested Restricted Share Activity (performance- based)	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2017	962,303	$37.00	184,968	$34.84
Granted	430,575	34.45	154,120	34.10
Vested (Earned/Released)	(279,856)	38.39	(20,367)	45.60
Forfeited (1)	(130,370)	35.09	(31,716)	45.60
Outstanding as of December 31, 2017	982,652	35.59	287,005	35.80
Granted	315,247	46.07	157,637	45.20
Vested (Earned/Released)	(288,709)	37.93	(36,801)	41.17
Forfeited (1)	(85,900)	37.53	(29,386)	41.17
Outstanding at December 31, 2018	923,290	38.25	378,455	38.77
Granted (2)	385,328	44.46	115,191	40.46
Vested (Earned/Released) (2)	(347,555)	37.15	(87,737)	34.39
Forfeited (1)	(126,443)	40.45	—	—
Outstanding at December 31, 2019	834,620	$41.25	405,909	$40.20

(1)Forfeitures on time-based nonvested shares are a result of terminations of employment, while forfeitures on performance-based nonvested shares are a result of failing to attain certain goals as outlined in our executive officers' compensation agreements.
(2)Performance-based shares granted for the year ended December 31, 2019 includes 21,039 shares that were issued as a result of the performance achievement exceeding the performance targets related to grants to our executive officers for the year ended December 31, 2016. These shares vested in March 2019.

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

	Years Ended December 31,
	2019	2018	2017
Stock-based compensation expense	$19,607	$17,170	$12,056

The following table includes additional information regarding our Plan (dollars in thousands):

	At December 31,
	2019	2018
Unrecognized stock-based compensation cost	$22,341	$24,954
Weighted average years expense recognition period	1.70	2.24
Total equity awards outstanding	1,240,529	1,301,745
We also offer a non-qualified deferred compensation plan ("deferred compensation plan") to highly compensated employees in order to allow them additional pre-tax income deferrals above and beyond the limits that qualified plans, such as 401(k) plans, impose on highly compensated employees. We do not currently offer a contribution match on the deferred compensation plan. All contributions to the plan to date have been funded by the employees and, therefore, we have no associated expense related to the deferred compensation plan for the years ended December 31, 2019, 2018 and 2017, other than minor administrative costs.

NOTE 12 — INCOME TAXES
Components of income tax expense are as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Current taxes:
Federal	$41,019	$37,926	$76,988
State	11,644	9,162	8,006
	52,663	47,088	84,994
Deferred taxes:
Federal	(8)	6,687	18,916
State	627	2,147	354
	619	8,834	19,270
Total	$53,282	$55,922	$104,264

Income taxes differ for the years ended December 31, 2019, 2018 and 2017, from the amounts computed using the expected federal statutory income tax rate of 21%, 21% and 35%, respectively, as a result of the following (in thousands):

	Years Ended December 31,
	2019	2018	2017
Expected taxes at current federal statutory income tax rate	$63,618	$59,483	$86,632
State income taxes, net of federal tax benefit	9,999	8,934	5,434
Tax Act revaluation of deferred tax balances	—	(2,741)	19,687
Manufacturing deduction	—	—	(7,580)
Federal tax credits	(20,582)	(10,330)	(484)
Non-deductible costs and other	247	576	575
Income tax expense	$53,282	$55,922	$104,264

The effective tax rate was 17.6%, 19.7%, and 42.1% for 2019, 2018 and 2017, respectively. The reduced rates in 2019 and 2018 are due to lower corporate tax rates under tax reform, extension of the Internal Revenue Code §45L new energy efficient homes credit for homes closed in 2019 and 2018, and additional energy tax credits obtained by qualifying more homes in open prior tax years. In 2018 there was also a favorable revaluation adjustment to our deferred tax assets in accordance with the SEC Staff Accounting Bulletin No. 118, based on completion of our 2017 tax returns in 2018. The 2017 effective tax rate does not include the benefit of 2017 energy tax credits due to the legislation being passed in 2018, but does include additional energy tax credits obtained by qualifying more homes from prior open tax years. The 2017 effective tax rate was reduced by the homebuilder manufacturing deduction which was eliminated in tax reform. The 2017 effective tax rate was higher due to a revaluation adjustment to our deferred tax assets as a result of tax reform which was estimated at that time and revised in 2018 when our accounting for the income tax effects of tax reform was completed.

Deferred tax assets and liabilities are netted on our balance sheet by tax jurisdiction. Net overall tax assets for all jurisdictions are grouped and included as a separate asset. Net overall deferred tax liabilities for all jurisdictions are grouped and included in Accrued liabilities. At December 31, 2019, we have a net deferred tax asset of $25.9 million. We also have net deferred tax liabilities of $4.4 million. Deferred tax assets and liabilities are comprised of timing differences (in thousands) as follows:

	At December 31,
	2019	2018
Deferred tax assets:
Real estate	$12,090	$11,053
Goodwill	—	862
Warranty reserve	5,190	5,824
Wages payable	6,429	4,908
Equity-based compensation	5,991	5,153
Accrued expenses	75	104
Net operating loss carry-forwards	752	1,005
Other	4,488	4,946
Total deferred tax assets	35,015	33,855

Deferred tax liabilities:
Goodwill	3	—
Prepaids	2,113	1,409
Fixed assets	6,982	5,981
Total deferred tax liabilities	9,098	7,390

Deferred tax assets, net	25,917	26,465
Other deferred tax liability - state franchise taxes	4,449	4,378

Net deferred tax assets and liabilities	$21,468	$22,087

At December 31, 2019 and December 31, 2018, we have no unrecognized tax benefits. We believe that our current income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change. Our policy is to accrue interest and penalties on unrecognized tax benefits and include them in federal income tax expense.
We determine our deferred tax assets and liabilities in accordance with ASC 740, Income Taxes ("ASC 740"). We evaluate our deferred tax assets, including the benefit from net operating losses ("NOLs"), by jurisdiction to determine if a valuation allowance is required. Companies must assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. This assessment considers, among other matters, the nature, frequency and severity of cumulative losses, forecasts of future profitability, the length of statutory carryforward periods, experiences with operating losses and experiences of utilizing tax credit carryforwards and tax planning alternatives. We have no valuation allowance on our deferred tax assets and NOL carryovers at December 31, 2019.
On December 22, 2017, the President signed into law the Tax Cuts and Jobs Act ("Tax Act"). Under ASC 740, the effects of new legislation are recognized in the period that includes the date of enactment. The estimated impact on 2017 was to reduce the value of our deferred tax asset by $19.7 million, which is reflected in our effective tax rate reconciliation. This impact was our most reasonable estimate at that time based on our understanding of the Tax Act as it applied to our business and changed as more information became available. At December 31, 2018, we had completed our accounting for the income tax effects of the Tax Act on our deferred tax assets. In accordance with SEC Staff Accounting Bulletin No. 118 and ASC 740, we revised the valuation of our 2017 deferred tax assets for the impact of the Tax Act based on completion of our 2017 income tax returns. Accordingly, in 2018 we recorded a favorable revaluation adjustment of $2.7 million which was also reflected in our effective tax rate reconciliation.
On February 9, 2018, the bipartisan Budget Act of 2018 was enacted and extended the availability for the IRC §45L new energy efficient homes credit to the end of 2017. In accordance with ASC 740, we recognized a tax benefit of $8.1 million in 2018 for qualifying new homes closed in 2017. The tax effected benefit is reflected in our effective tax rate reconciliation as the benefit from federal tax credits.

In December of 2019, Congress passed the Taxpayer Certainty and Disaster Tax Relief Act of 2019 as a part of the Further Consolidated Appropriations Act, 2020 (the 2020 "Act") which the President signed into law on December 20, 2019. The 2020 Act further extended the availability of the IRC §45L new energy efficient homes credit through the end of 2020. Under ASC 740, the effects of the new legislation are recognized in the period that includes the date of enactment, regardless of the retroactive benefit. In accordance with this guidance, we recorded a tax benefit of $19.9 million based on our estimate for qualifying new energy efficient homes that we closed in 2018 and 2019. The estimated tax effected benefit is reflected in our effective tax rate reconciliation as the benefit from federal tax credits.
Our future NOL and deferred tax asset realization depends on sufficient taxable income in the carryforward periods under existing tax laws. Federal NOL carryforwards may be used to offset future taxable income for 20 years. State NOL carryforwards may be used to offset future taxable income for a period of time ranging from 5 to 20 years, depending on the state jurisdiction. At December 31, 2019, we had no remaining un-utilized federal NOL carryforward or federal tax credits. At December 31, 2019, we had tax benefits for state NOL carryforwards of $0.8 million that begin to expire in 2028.
At December 31, 2019, we have a current tax receivable of $14.4 million, which primarily consists of current federal and state tax accruals, net of estimated tax payments and energy tax credits. This amount is recorded in Other Receivables in the accompanying balance sheet at December 31, 2019.
We conduct business and are subject to tax in the U.S. and several states. With few exceptions, we are no longer subject to U.S. federal, state, or local income tax examinations by taxing authorities for years prior to 2015. We have one state income tax examination covering various years pending resolution at this time.
The tax benefits from NOLs, built-in losses, and tax credits would be materially reduced or potentially eliminated if we experience an “ownership change” as defined under Internal Revenue Code (“IRC”) §382. Based on our analysis performed as of December 31, 2019 we do not believe that we have experienced an ownership change. As a protective measure, our stockholders held a Special Meeting of Stockholders on February 16, 2009 and approved an amendment to our Articles of Incorporation that restricts certain transfers of our common stock. The amendment is intended to help us avoid an unintended ownership change and thereby preserve the value of any tax benefit for future utilization.

NOTE 13 — SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
The following table presents certain supplemental cash flow information (in thousands):

	Years Ended December 31,
	2019	2018	2017
Cash paid during the year for:
Interest, net of interest capitalized	$10,810	$4,229	$570
Income taxes	$64,658	$56,350	$85,814
Non-cash operating activities:
Real estate not owned increase	$—	$—	$38,864
Real estate acquired through notes payable	$11,721	$13,174	$11,129

NOTE 14 — RELATED PARTY TRANSACTIONS
From time to time, in the normal course of business, we have transacted with related or affiliated companies and with certain of our officers and directors. We believe that the terms and fees negotiated for all transactions listed below are no less favorable than those that could be negotiated in arm’s length transactions.
We charter aircraft services from companies that use the private plane of Steven Hilton, our Chairman and CEO, although Mr. Hilton does not have an ownership interest in the charter companies. Payments made to these charter companies were approximately $466,000, $606,000 and $580,000 for the years ended December 31, 2019, 2018 and 2017, respectively.

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

	Years Ended December 31,
	2019	2018	2017
Homebuilding revenue (1):
West	$1,422,516	$1,436,334	$1,437,860
Central	1,038,052	1,013,878	904,908
East	1,189,915	1,063,207	884,004
Consolidated total	3,650,483	3,513,419	3,226,772
Homebuilding segment operating income:
West	141,435	134,852	129,781
Central	101,686	92,925	92,451
East	87,285	59,522	32,089
Total homebuilding segment operating income	330,406	287,299	254,321
Financial services segment profit	20,579	24,044	22,055
Corporate and unallocated costs (2)	(43,612)	(38,521)	(33,510)
Interest expense	(8,370)	(785)	(3,853)
Other income, net (3)	9,577	11,217	8,784
Loss on early extinguishment of debt	(5,635)	—	(278)
Net earnings before income taxes	$302,945	$283,254	$247,519

(1)Homebuilding revenue includes the following land closing revenue, by segment:

	Years Ended December 31,
Land closing revenue:	2019	2018	2017
West	$12,463	$18,508	$18,116
Central	4,297	7,657	622
East	29,094	12,542	21,259
Total	$45,854	$38,707	$39,997
(2)Balance consists primarily of corporate costs and numerous shared service functions such as finance and treasury that are not allocated to the homebuilding or financial reporting segments.
(3)For the year ended December 31, 2018, Other income, net includes a favorable $4.8 million legal settlement from long-standing litigation related to a previous joint venture in Nevada.

	At December 31, 2019
	West		Central		East		Financial Services	Corporate and Unallocated		Total
Deposits on real estate under option or contract	$10,568		$10,963		$29,370		$—	$—		$50,901
Real estate	1,223,949		708,786		811,626		—	—		2,744,361
Investments in unconsolidated entities	260		3,508		—		—	675		4,443
Other assets	58,173	(1)	107,791	(2)	83,475	(3)	765	348,340	(4)	598,544
Total assets	$1,292,950		$831,048		$924,471		$765	$349,015		$3,398,249

(1)Balance consists primarily of cash and property and equipment.
(2)Balance consists primarily of development reimbursements from local municipalities and prepaid expenses and other assets.
(3)Balance consists primarily of goodwill, prepaid expenses and other assets, and property and equipment.
(4)Balance consists primarily of cash.

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

(1)Balance consists primarily of cash and property and equipment.
(2)Balance consists primarily of development reimbursements from local municipalities and cash.
(3)Balance consists primarily of goodwill, cash and property and equipment.
(4)Balance consists primarily of cash.

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
As discussed in Note 1 under the heading “Warranty Reserves”, we have case specific reserves within our $22.0 million of total warranty reserves related to alleged stucco defects in homes in certain Florida communities we developed prior to 2016. We are involved in legal proceedings relating to such stucco defects. Our review of these stucco related matters is ongoing and our estimate of and reserve for future costs of repairs is based on our judgment, various assumptions and internal data. Due to the degree of judgment and the potential for variability in our underlying assumptions and data, as we obtain additional information, we may revise our estimate and thus our related reserves.
We also are currently in the process of completing final repairs from a foundation design and performance matter affecting a single community in Texas. In addition to the repairs required to be made to homes within that community, we have been named as a defendant in a lawsuit filed by homeowners in that community. As of December 31, 2019, the claim we made for this matter under our general liability insurance policies has initially been denied, which we disagree with and have disputed with our insurance carrier. We regularly review our reserves, and adjust them, as necessary to reflect changes as more information becomes available. Nearly all of the identified repairs have been made, however, our estimate of costs to resolve this matter are updated regularly as progress is made or as new information becomes available. As of December 31, 2019, after considering potential recoveries from the contractors involved and their insurers and the potential recovery under our general liability insurance policies, we believe our reserves are sufficient to cover both the above mentioned stucco related repairs and claims and the claims related to the Texas community. See Note 1 for information related to our warranty obligations.
Lease Agreements
See Note 4 for information related to our leases.

NOTE 17 — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Quarterly results for the years ended December 31, 2019 and 2018 follow (in thousands, except per share amounts):

	First	Second	Third	Fourth
2019
Total closing revenue	$708,145	$864,610	$940,880	$1,136,848
Total closing gross profit	$116,828	$157,376	$186,091	$219,320
Earnings before income taxes	$32,370	$67,674	$92,366	$110,535
Net earnings	$25,412	$50,828	$69,809	$103,614
Per Share Data:
Basic earnings per share (1)	$0.66	$1.33	$1.82	$2.71
Diluted earnings per share (1)	$0.65	$1.31	$1.79	$2.65
2018
Total closing revenue	$742,564	$877,495	$884,581	$1,008,779
Total closing gross profit	$123,120	$158,828	$158,517	$188,688
Earnings before income taxes	$48,884	$71,185	$71,409	$91,776
Net earnings	$43,874	$53,838	$54,135	$75,485
Per Share Data:
Basic earnings per share (1)	$1.08	$1.32	$1.34	$1.93
Diluted earnings per share (1)	$1.07	$1.31	$1.33	$1.91

(1)Due to the computation of earnings per share, the sum of the quarterly amounts may not equal the full-year results.

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
NOTE 18 — SUBSEQUENT EVENTS
Pursuant to the share repurchase program authorized in 2019, in January 2020, we repurchased 100,000 shares of our common stock at an average purchase price of $61.35.

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
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the foregoing evaluation that occurred during our fiscal quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Also, projections of any evaluation of internal control effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with internal control policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2019. The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Deloitte & Touche LLP, an independent registered accounting firm, as stated in their attestation report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Meritage Homes Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Meritage Homes Corporation and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 18, 2020, expressed an unqualified opinion on those financial statements.
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
February 18, 2020

Item 9B.	Other Information

None
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Except as set forth herein, information required in response to this item is incorporated by reference from the information contained in our 2020 Proxy Statement (which will be filed with the Securities and Exchange Commission no later than 120 days following the Company’s fiscal year end (the "2020 Proxy Statement")). The information required by Item 10 regarding our executive officers appears in Part I, Item 1 of this Annual Report as permitted by General Instruction G(3).

Item 11.	Executive Compensation
Information required in response to this item is incorporated by reference to our 2020 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required in response to this item is incorporated by reference to our 2020 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Information required in response to this item is incorporated by reference to our 2020 Proxy Statement.

Item 14.	Principal Accountant Fees and Services
Information required in response to this item is incorporated by reference to our 2020 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)Financial Statements and Schedules

(i) Financial Statements:

The consolidated financial statements are included under Part II, Item 8 in this Annual Report on Form 10-K.

(ii) Financial Statement Schedules:
Schedules have been omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.

(b)Exhibits

Exhibit Number	Description	Page or Method of Filing
2.1	Agreement and Plan of Reorganization, dated as of September 13, 1996, by and among Homeplex, the Monterey Merging Companies and the Monterey Stockholders P	Incorporated by reference to Appendix A of Form S-4 Registration Statement No. 333-15937.

3.1	Restated Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3 of Form 8-K dated June 20, 2002.

3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated September 15, 2004.

3.1.2	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Proxy Statement for the 2006 Annual Meeting of Stockholders.

3.1.3	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix B of Proxy Statement for the 2008 Annual Meeting of Stockholders.

3.1.4	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Definitive Proxy Statement filed with the Securities and Exchange Commission on January 9, 2009.

3.2	Amended and Restated Bylaws of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated May 10, 2017.

4.1	Form of Specimen of Common Stock Certificate	Incorporated by reference to Exhibit 4.1 of Form 10-K for the year ended December 31, 2007.

4.2	Description of securities of Meritage Homes Corporation registered under Section 12 of the Exchange Act	Filed herewith

Exhibit Number	Description	Page or Method of Filing

4.3	Indenture dated April 10, 2012 (re 7.00% Senior Notes due 2022)	Incorporated by reference to Exhibit 4.1 of Form 8-K dated April 10, 2012

4.3.1	First Supplemental Indenture (re 7.00% Senior Notes due 2022)	Incorporated by reference to Exhibit 4.4.1 of Form S-4 Registration Statement No. 333-187457

4.3.2	Second Supplemental Indenture (re 7.00% Senior Notes due 2022)	Incorporated by reference to Exhibit 4.2 of Form 10-Q for the quarter ended September 30, 2013

4.3.3	Third Supplemental Indenture (re 7.00% Senior Notes due 2022)	Incorporated by reference to Exhibit 4.5 of Form 10-Q for the quarter ended June 30, 2014

4.3.4	Fourth Supplemental Indenture (re 7.00% Senior Notes due 2022)	Incorporated by reference to Exhibit 4.6 of Form 10-Q for the quarter ended June 30, 2014

4.3.5	Fifth Supplemental Indenture (re 7.00% Senior Notes due 2022)	Incorporated by reference to Exhibit 4.3.5 of Form 10-K for the year ended December 31, 2014

4.3.6	Sixth Supplemental Indenture (re 7.00% Senior Notes due 2022)	Incorporated by reference to Exhibit 4.2 of Form 10Q for the quarter ended June 30, 2019

4.4	Indenture dated June 2, 2015 (re 6.00% Senior Notes due 2025) and form of 6.00% Senior Note	Incorporated by reference to Exhibit 4.1 of Form 8-K dated June 2, 2015

4.4.1	First Supplemental Indenture (re 6.00% Senior Notes due 2025)	Incorporated by reference to Exhibit 4.3 of Form 10-Q for the quarter ended June 30, 2019

4.5	Indenture, dated June 6, 2017 (re 5.125% Senior Notes due 2027) and form of 5.125% Senior Note	Incorporated by reference to Exhibit 4.1 of Form 8-K dated June 6, 2017

4.5.1	First Supplemental Indenture (re 5.125% Senior Notes due 2027)	Incorporated by reference to Exhibit 4.4 of Form 10-Q for the quarter ended June 30, 2019

10.1	2006 Executive Management Incentive Plan *	Incorporated by reference to Appendix B of the Proxy Statement for the 2014 Annual Meeting of Stockholders

10.2	Meritage Homes Corporation Amended and Restated 2006 Stock Incentive Plan, as amended *	Incorporated by reference to Appendix A of the Proxy Statement for the 2014 Annual Meeting of Stockholders

10.2.1	Amendment to the Meritage Homes Corporation Amended and Restated 2006 Stock Incentive Plan *	Incorporated by reference to Appendix of the Proxy Statement for the 2016 Annual Meeting of Stockholders

10.2.2	Representative Form of Restricted Stock Agreement *	Incorporated by reference to Exhibit 4.9 of Form S-8 Registration Statement No. 333-166991

10.2.3	Representative Form of Restricted Stock Agreement (2006 Plan; Executive Officer) *	Incorporated by reference to Exhibit 4.9.1 of Form S-8 Registration Statement No. 333-166991

10.2.4	Representative Form of Restricted Stock Agreement (2006 Plan; Non-Employee Director) *	Incorporated by reference to Exhibit 4.9.2 of Form S-8 Registration Statement No. 333-166991

Exhibit Number	Description	Page or Method of Filing
10.2.5	Representative Form of Non-Qualified Stock Option Agreement (2006 Plan) *	Incorporated by reference to Exhibit 4.10 of Form S-8 Registration Statement No. 333-166991

10.2.6	Representative Form of Incentive Stock Option Agreement (2006 Plan) *	Incorporated by reference to Exhibit 4.4 of Form S-8 Registration Statement No. 333-134637

10.2.7	Representative Form of Stock Appreciation Rights Agreement (2006 Plan) *	Incorporated by reference to Exhibit 4.5 of Form S-8 Registration Statement No. 333-134637

10.2.8	Representative Form of Performance Share Award Agreement *	Incorporated by reference to Exhibit 10.9 of Form 8-K dated March 28, 2014

10.2.9	Representative Form of Restricted Stock Unit Agreement *	Incorporated by reference to Exhibit 10.10 of Form 8-K dated March 28, 2014

10.3	Fifth Amended and Restated Employment Agreement between the Company and Steven J. Hilton *	Incorporated by reference to Exhibit 10.1 of Form 8-K dated February 14, 2017

10.3.1	Third Amended and Restated Change of Control Agreement between the Company and Steven J. Hilton *	Incorporated by reference to Exhibit 10.5 of Form 8-K dated January 19, 2010.

10.3.2	First Amendment to Third Amended and Restated Change of Control Agreement for Steven J. Hilton *	Filed herewith.

10.3.3	Second Amendment to Third Amended and Restated Change of Control Agreement for Steven J. Hilton *	Incorporated by reference to Exhibit 10.5 of Form 8-K dated March 28, 2014

10.4	Third Amended and Restated Employment Agreement between the Company and C. Timothy White *	Incorporated by reference to Exhibit 10.2 of Form 8-K dated February 14, 2017

10.4.1	Amended and Restated Change of Control Agreement between the Company and C. Timothy White *	Incorporated by reference to Exhibit 10.7 of Form 8-K dated January 19, 2010

10.4.2	Second Amendment to Third Amended and Restated Change of Control Agreement between the Company and C. Timothy White *	Incorporated by reference to Exhibit 10.7 of Form 8-K dated March 28, 2014

10.5	Employment Agreement between the Company and Philippe Lord *	Incorporated by reference to Exhibit 10.3 of Form 8-K dated February 14, 2017

10.5.1	Amendment to Phillippe Lord Employment Agreement *	Incorporated by reference to Exhibit 10.1 of Form 8-K dated May 15, 2017

10.6	Employment Agreement between the Company and Hilla Sferruzza *	Incorporated by reference to Exhibit 10.4 of Form 8-K dated February 14, 2017

10.7	Employment Agreement between the Company and Javier Feliciano *	Incorporated by reference to Exhibit 10.5 of Form 8-K dated February 14, 2017

10.8	Meritage Homes Corporation Nonqualified Deferred Compensation Plan *	Incorporated by reference to Exhibit 10.1 of Form 8-K dated June 6, 2013

10.9	Form of Meritage Homes Corporation Executive Severance Plan *	Incorporation by reference to Exhibit 10.6 of Form 8-K dated February 14, 2017

10.10	Amended and Restated Credit Agreement, dated as of June 13, 2014	Incorporated by reference to Exhibit 10.1 of Form 8-K dated June 13, 2014

10.10.1	First Amendment to Amended and Restated Credit Agreement	Incorporated by reference to Exhibit 10.1 of Form 8-K dated July 9, 2015

10.10.2	Second Amendment to Amended and Restated Credit Agreement	Incorporation by reference to Exhibit 10.1 of Form 8-K dated June 29, 2016

10.10.3	Third Amendment to Amended and Restated Credit Agreement	Incorporated by reference to Exhibit 10.1 of Form 8-K dated May 31, 2017

Exhibit Number	Description	Page or Method of Filing
10.10.4	Fourth Amendment to Amended and Restated Credit Agreement	Incorporated by reference to Exhibit 10.1 to Form 8-K dated June 29, 2018
10.10.5	Fifth Amendment to Amended and Restated Credit Agreement	Incorporated by reference to Exhibit 10.1 to Form 8-K dated June 27, 2019
10.11	Steve Hilton - Notice of Additional LTI Opportunity and Additional Restricted Stock Unit Award*	Incorporated by reference to Exhibit 10.1 to Form 8-K dated March 26, 2018

10.12	Tim White - Notice of Approved 2018 Compensation *	Incorporated by reference to Exhibit 10.2 to Form 8-K dated March 26, 2018

10.13	Philippe Lord - Notice of Approved 2018 Compensation *	Incorporated by reference to Exhibit 10.3 to Form 8-K dated March 26, 2018

10.14	Hilla Sferruzza - Notice of Approved 2018 Compensation *	Incorporated by reference to Exhibit 10.4 to Form 8-K dated March 26, 2018

10.15	Javier Feliciano - Notice of Approved 2018 Compensation *	Incorporated by reference to Exhibit 10.5 to Form 8-K dated March 26, 2018

10.16	2018 Stock Incentive Plan *	Incorporated by reference to Appendix A of the Proxy Statement for the 2018 Annual Meeting of Stockholders

21	List of Subsidiaries	Filed herewith.

23.1	Consent of Deloitte & Touche LLP	Filed herewith.

24	Powers of Attorney	See Signature Page.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Steven J. Hilton, Chief Executive Officer	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Hilla Sferruzza, Chief Financial Officer	Filed herewith.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith.

101.0
The following financial statements from Meritage Homes Corporation Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 18, 2020, formatted in Inline XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Income Statements, (iii) Consolidated Statements of Stockholders' Equity (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

104.0	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL.

*	Indicates a management contract or compensation plan.

Item 16.	Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 18th day of February 2020.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ STEVEN J. HILTON	Chairman and Chief Executive Officer	February 18, 2020
Steven J. Hilton

/s/ HILLA SFERRUZZA	Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 18, 2020
Hilla Sferruzza

/s/ PETER L. AX	Director	February 18, 2020
Peter L. Ax

/s/ RAYMOND OPPEL	Director	February 18, 2020
Raymond Oppel

/s/ GERALD W. HADDOCK	Director	February 18, 2020
Gerald W. Haddock

/s/ DANA BRADFORD	Director	February 18, 2020
Dana Bradford

/s/ MICHAEL R. ODELL	Director	February 18, 2020
Michael R. Odell

/s/ DEB HENRETTA	Director	February 18, 2020
Deb Henretta
/s/ JOSEPH KEOUGH	Director	February 18, 2020
Joseph Keough