Form 10-Q
period 2020-03-31
Meritage Homes CORP
filed 2020-05-01
CIK 833079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by a checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Common shares outstanding as of April 29, 2020: 37,597,457

MERITAGE HOMES CORPORATION
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2020

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31, 2020	December 31, 2019
Assets
Cash and cash equivalents	$797,321	$319,466
Other receivables	82,170	88,492
Real estate	2,789,790	2,744,361
Deposits on real estate under option or contract	54,167	50,901
Investments in unconsolidated entities	3,279	4,443
Property and equipment, net	49,180	50,606
Deferred tax asset	25,810	25,917
Prepaids, other assets and goodwill	112,739	114,063
Total assets	$3,914,456	$3,398,249
Liabilities
Accounts payable	$163,060	$155,024
Accrued liabilities	216,334	226,008
Home sale deposits	26,102	24,246
Loans payable and other borrowings	521,867	22,876
Senior notes, net	996,327	996,105
Total liabilities	1,923,690	1,424,259
Stockholders’ Equity
Preferred stock, par value $0.01. Authorized 10,000,000 shares; none issued and outstanding at March 31, 2020 and December 31, 2019	—	—
Common stock, par value $0.01. Authorized 125,000,000 shares; 37,597,457 and 38,199,111 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	376	382
Additional paid-in capital	450,982	505,352
Retained earnings	1,539,408	1,468,256
Total stockholders’ equity	1,990,766	1,973,990
Total liabilities and stockholders’ equity	$3,914,456	$3,398,249
See accompanying notes to unaudited consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2020	2019
Homebuilding:
Home closing revenue	$890,417	$698,650
Land closing revenue	10,596	9,495
Total closing revenue	901,013	708,145
Cost of home closings	(712,057)	(582,188)
Cost of land closings	(10,213)	(9,129)
Total cost of closings	(722,270)	(591,317)
Home closing gross profit	178,360	116,462
Land closing gross profit	383	366
Total closing gross profit	178,743	116,828
Financial Services:
Revenue	3,912	3,228
Expense	(1,735)	(1,504)
Earnings from financial services unconsolidated entities and other, net	661	2,978
Financial services profit	2,838	4,702
Commissions and other sales costs	(61,173)	(52,555)
General and administrative expenses	(34,170)	(33,566)
Interest expense	(16)	(4,085)
Other income, net	611	1,046
Earnings before income taxes	86,833	32,370
Provision for income taxes	(15,681)	(6,958)
Net earnings	$71,152	$25,412
Earnings per common share:
Basic	$1.87	$0.66
Diluted	$1.83	$0.65
Weighted average number of shares:
Basic	38,085	38,215
Diluted	38,817	38,849
See accompanying notes to unaudited consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net earnings	$71,152	$25,412
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	7,011	5,832
Stock-based compensation	6,437	5,861
Equity in earnings from unconsolidated entities	(684)	(2,174)
Distributions of earnings from unconsolidated entities	849	3,996
Other	164	1,827
Changes in assets and liabilities:
Increase in real estate	(45,207)	(1,753)
(Increase)/decrease in deposits on real estate under option or contract	(3,266)	6,583
Decrease/(increase) in other receivables, prepaids and other assets	7,557	(1,654)
Decrease in accounts payable and accrued liabilities	(1,956)	(12,211)
Increase in home sale deposits	1,856	535
Net cash provided by operating activities	43,913	32,254
Cash flows from investing activities:
Investments in unconsolidated entities	(1)	(1,110)
Distributions of capital from unconsolidated entities	1,000	—
Purchases of property and equipment	(5,331)	(5,240)
Proceeds from sales of property and equipment	96	74
Maturities/sales of investments and securities	83	566
Payments to purchase investments and securities	(83)	(566)
Net cash used in investing activities	(4,236)	(6,276)
Cash flows from financing activities:
Proceeds from Credit Facility, net	500,000	—
Repayment of loans payable and other borrowings	(1,009)	(988)
Repurchase of shares	(60,813)	(8,957)
Net cash provided by/(used in) financing activities	438,178	(9,945)
Net increase in cash and cash equivalents	477,855	16,033
Cash and cash equivalents, beginning of period	319,466	311,466
Cash and cash equivalents, end of period	$797,321	$327,499
See Supplemental Disclosure of Cash Flow Information in Note 13.
See accompanying notes to unaudited consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION
Organization. Meritage Homes is a leading designer and builder of single-family homes. We primarily build in historically high-growth regions of the United States and offer a variety of homes that are designed to appeal primarily to first-time and first move-up buyers. We have homebuilding operations in three regions: West, Central and East, which are comprised of nine states: Arizona, California, Colorado, Texas, Florida, Georgia, North Carolina, South Carolina and Tennessee. We also operate a wholly-owned title company, Carefree Title Agency, Inc. ("Carefree Title"). Carefree Title's core business includes title insurance and closing/settlement services we offer to our homebuyers. Beginning in the fourth quarter of 2019, we commenced operations of wholly owned Meritage Homes Insurance Agency, Inc. (“Meritage Insurance”). Meritage Insurance works in collaboration with insurance companies nationwide to offer homeowners insurance and other insurance products to our homebuyers. We commenced our homebuilding operations in 1985 through our predecessor company known as Monterey Homes. Meritage Homes Corporation was incorporated in the state of Maryland in 1988 under the name of Homeplex Mortgage Investments Corporation and was merged with Monterey Homes in 1996, at which time our name was changed to Monterey Homes Corporation and later ultimately to Meritage Homes Corporation.
Our homebuilding activities are conducted under the name of Meritage Homes in each of our homebuilding markets. In limited cases, we also offer luxury homes under the brand name of Monterey Homes that are currently in close-out stages. At March 31, 2020, we were actively selling homes in 241 communities, with base prices ranging from approximately $195,000 to $1,286,000.
Basis of Presentation. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2019. The unaudited consolidated financial statements include the accounts of Meritage Homes Corporation and those of our consolidated subsidiaries, partnerships and other entities in which we have a controlling financial interest, and of variable interest entities (see Note 3) in which we are deemed the primary beneficiary (collectively, “us”, “we”, “our” and “the Company”). Intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of our results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for the full fiscal year.
Cash and Cash Equivalents. Liquid investments with an initial maturity of three months or less are classified as cash equivalents. Amounts in transit from title companies or closing agents for home closings of approximately $43.0 million and $54.5 million are included in cash and cash equivalents at March 31, 2020 and December 31, 2019, respectively.
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
Deposits. Deposits paid for land options and purchase contracts are recorded and classified as Deposits on real estate under option or contract until the related land is purchased. Deposits are reclassified as a component of Real estate at the time the deposit is applied to the acquisition price of the land based on the terms of the underlying agreements. To the extent they are non-refundable, deposits are charged to expense if the land acquisition contract is terminated or no longer considered probable. Since our acquisition contracts typically do not require specific performance, we do not consider such contracts to be contractual obligations to purchase the land and our total exposure under such contracts is limited to the loss of the non-refundable deposits and any ancillary capitalized costs. Our Deposits on real estate under option or contract were $54.2 million and $50.9 million as of March 31, 2020 and December 31, 2019, respectively.
Goodwill. In accordance with ASC 350, Intangibles, Goodwill and Other ("ASC 350"), we analyze goodwill on an annual basis (or whenever indication of impairment exists) through a qualitative assessment to determine whether it is necessary to perform a goodwill impairment test. Such qualitative factors include: (1) macroeconomic conditions, such as a deterioration in general economic conditions, (2) industry and market considerations such as deterioration in the environment in which the entity operates, (3) cost factors such as increases in raw materials and labor costs, and (4) overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings. If the qualitative analysis determines that additional impairment testing is required, impairment testing in accordance with ASC 350 would be initiated. We continually evaluate our qualitative inputs to assess whether events and circumstances have occurred that indicate the goodwill balance may not be recoverable. See Note 9 for additional information on our goodwill balance.
Leases. We lease certain office space and equipment for use in our operations. We assess each of these contracts to determine whether the arrangement contains a lease as defined by ASC 842, Leases ("ASC 842"). In order to meet the definition of a lease under ASC 842, the contractual arrangement must convey to us the right to control the use of an identifiable asset for a period of time in exchange for consideration. Leases that meet the criteria of ASC 842 are recorded on our consolidated balance sheet as right-of-use ("ROU") assets and lease liabilities. ROU assets are classified within Prepaids, other assets and goodwill on our consolidated balance sheet, while ROU liabilities are classified within Accrued liabilities on our consolidated balance sheet.
The table below outlines our ROU assets and lease liabilities (in thousands):

	As of
	March 31, 2020	December 31, 2019
ROU assets	$25,102	$26,332
Lease liabilities	32,740	34,231
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
Surety Bonds and Letters of Credit. We may provide surety bonds or letters of credit in support of our obligations relating to the development of our projects and other corporate purposes. Surety bonds are generally posted in lieu of letters of credit or cash deposits. The amount of these obligations outstanding at any time varies depending on the stage and level of completion of our development activities. Bonds are generally not released until all applicable development activities under the bond are complete. In the event a bond or letter of credit is drawn upon, we would be obligated to reimburse the issuer for any amounts advanced under the bond or letter of credit. We believe it is unlikely that any significant amounts of these bonds or letters of credit will be drawn upon.
The table below outlines our surety bond and letter of credit obligations (in thousands):

	As of
	March 31, 2020		December 31, 2019
	Outstanding	Estimated work remaining to complete	Outstanding	Estimated work remaining to complete
Sureties:
Sureties related to owned projects and lots under contract	$402,203	$173,494	$405,017	$186,986
Total Sureties	$402,203	$173,494	$405,017	$186,986
Letters of Credit (“LOCs”):
LOCs for land development	64,889	N/A	57,192	N/A
LOCs for general corporate operations	3,750	N/A	3,750	N/A
Total LOCs	$68,639	N/A	$60,942	N/A
Accrued Liabilities. Accrued liabilities at March 31, 2020 and December 31, 2019 consisted of the following (in thousands):

	As of
	March 31, 2020	December 31, 2019
Accruals related to real estate development and construction activities	$76,330	$74,448
Payroll and other benefits	34,241	67,734
Accrued interest	24,315	8,758
Accrued taxes	13,686	8,459
Warranty reserves	22,090	22,015
Lease liabilities	32,740	34,231
Other accruals	12,932	10,363
Total	$216,334	$226,008

Warranty Reserves. We provide home purchasers with limited warranties against certain building defects and we have certain obligations related to those post-construction warranties for closed homes. The specific terms and conditions of these limited warranties vary by state, but overall the nature of the warranties include a complete workmanship and materials warranty for the first year after the close of the home, a major mechanical warranty for two years after the close of the home and a structural warranty that typically extends up to 10 years after the close of the home. With the assistance of an actuary, we have estimated the reserves for the structural warranty based on the number of homes still under warranty and historical data and trends for our communities. We may use industry data with respect to similar product types and geographic areas in markets where our experience is incomplete to draw a meaningful conclusion. We regularly review our warranty reserves and adjust them, as necessary, to reflect changes in trends as information becomes available. Based on such reviews of warranty costs incurred, we did not adjust the warranty reserve balance in the three months ended March 31, 2020 or 2019. Included in the warranty reserve balances at March 31, 2020 and December 31, 2019 reflected in the table below are case-specific reserves for a warranty matter related to alleged stucco defects in Florida and water drainage issues in a single community in Florida. See Note 15 in the accompanying unaudited financial statements for additional information regarding these case-specific reserves.

A summary of changes in our warranty reserves follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Balance, beginning of period	$22,015	$24,552
Additions to reserve from new home deliveries	3,810	3,387
Warranty claims	(3,735)	(4,726)
Adjustments to pre-existing reserves	—	—
Balance, end of period	$22,090	$23,213
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
•Revenue from land sales is recognized when a significant down payment is received, title passes, and collectability of the receivable, if any, is reasonably assured, and we have no continuing involvement with the property, which is generally upon the close of escrow.
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
Recent Accounting Pronouncements.
In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract ("ASU 2018-15"), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. Entities will need to consider both the nature of the costs and the phase of development in which the implementation costs are incurred to determine whether the costs should be capitalized or expensed. ASU 2018-15 was effective for us beginning January 1, 2020 on a prospective basis to all implementation costs incurred after the date of adoption. The adoption of ASU 2018-15 did not have a material impact on our financial statement disclosures.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"), which eliminates, adds, and modifies certain disclosure requirements for fair value measurements. Entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but public companies will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU 2018-13 was effective for us beginning January 1, 2020. As we currently only have Level 2 financial instruments, the adoption of ASU 2018-13 did not have a material impact on our financial statement disclosures.

NOTE 2 — REAL ESTATE AND CAPITALIZED INTEREST
Real estate consists of the following (in thousands):

	As of
	March 31, 2020	December 31, 2019
Homes under contract under construction (1)	$731,747	$564,762
Unsold homes, completed and under construction (1)	583,929	686,948
Model homes (1)	114,951	121,340
Finished home sites and home sites under development (2)	1,359,163	1,371,311
Total	$2,789,790	$2,744,361

(1)Includes the allocated land and land development costs associated with each lot for these homes.
(2)Includes raw land, land held for development and land held for sale, less impairments, if any. Land held for development primarily reflects land and land development costs related to land where development activity is not currently underway but is expected to begin in the future. For these parcels, we have chosen not to currently develop certain land holdings as they typically represent a portion or phases of a larger land parcel that we plan to build out over several years. We do not capitalize interest for inactive assets, and all ongoing costs of land ownership (i.e. property taxes, homeowner association dues, etc.) are expensed as incurred.
Subject to sufficient qualifying assets, we capitalize our development period interest costs incurred in connection with our real estate development and construction activities. Capitalized interest is allocated to active real estate when incurred and charged to cost of closings when the related property is delivered. A summary of our capitalized interest is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Capitalized interest, beginning of period	$82,014	$88,454
Interest incurred	16,535	21,443
Interest expensed	(16)	(4,085)
Interest amortized to cost of home and land closings	(20,371)	(16,398)
Capitalized interest, end of period	$78,162	$89,414

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
The table below presents a summary of our lots under option at March 31, 2020 (dollars in thousands):

	Projected Number of Lots	Purchase Price	Option/ Earnest Money Deposits–Cash
Purchase and option contracts recorded on balance sheet as Real estate not owned	—	$—	$—
Option contracts — non-refundable deposits, committed (1)	6,043	385,228	31,903
Purchase contracts — non-refundable deposits, committed (1)	7,277	257,431	15,642
Purchase and option contracts —refundable deposits, committed	2,098	78,046	1,897
Total committed	15,418	720,705	49,442
Purchase and option contracts — refundable deposits, uncommitted (2)	14,708	437,259	4,725
Total lots under contract or option	30,126	$1,157,964	$54,167
Total purchase and option contracts not recorded on balance sheet (3)	30,126	$1,157,964	$54,167	(4)

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
(4)Amount is reflected on our unaudited consolidated balance sheet in Deposits on real estate under option or contract as of March 31, 2020.
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
NOTE 4 - INVESTMENTS IN UNCONSOLIDATED ENTITIES
We may enter into land development joint ventures as a means of accessing larger parcels of land, expanding our market opportunities, managing our risk profile and leveraging our capital base. While purchasing land through a joint venture can be beneficial, currently we do not view joint ventures as a primary source of land acquisitions. Our joint venture partners are generally other homebuilders, land sellers or other real estate investors. We generally do not have a controlling interest in these ventures, which means our joint venture partners could cause the venture to take actions we disagree with or fail to take actions we believe should be undertaken, including the sale of the underlying property to repay debt or recoup all or part of the partners' investments. Based on the structure of each joint venture, it may or may not be consolidated into our results. As of March 31, 2020, we had one active equity-method land venture with limited operations.
As of March 31, 2020, we also participated in one mortgage joint venture, which is engaged in mortgage activities and provides services to both our homebuyers as well as other buyers. Our investment in this mortgage joint venture as of March 31, 2020 and December 31, 2019 was $0.5 million and $0.7 million, respectively.

Summarized condensed combined financial information related to unconsolidated joint ventures that are accounted for using the equity method was as follows (in thousands):

	As of
	March 31, 2020	December 31, 2019
Assets:
Cash	$6,793	$6,329
Real estate	7,048	6,654
Other assets	2,817	4,382
Total assets	$16,658	$17,365
Liabilities and equity:
Accounts payable and other liabilities	$5,497	$6,580
Equity of:
Meritage (1)	4,691	5,678
Other	6,470	5,107
Total liabilities and equity	$16,658	$17,365

	Three Months Ended March 31,
	2020	2019
Revenue	$6,723	$8,998
Costs and expenses	(5,863)	(6,116)
Net earnings of unconsolidated entities	$860	$2,882
Meritage’s share of pre-tax earnings (1) (2)	$687	$2,174

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
NOTE 5 — LOANS PAYABLE AND OTHER BORROWINGS
Loans payable and other borrowings consist of the following (in thousands):

	As of
	March 31, 2020	December 31, 2019
Other borrowings, real estate notes payable (1)	$21,867	$22,876
$780.0 million unsecured revolving credit facility with interest approximating LIBOR (approximately 0.99% at March 31, 2020) plus 1.375% or Prime (3.25% at March 31, 2020) plus 0.375%	500,000	—
Total	$521,867	$22,876
(1)Reflects balance of non-recourse non-interest bearing notes payable in connection with land purchases.
The Company entered into an amended and restated unsecured revolving credit facility ("Credit Facility") in 2014 that has been amended from time to time. In June 2019 the Credit Facility was amended, extending the maturity date to July 2023, along with minor administrative changes. The Credit Facility's aggregate commitment is $780.0 million with an accordion feature permitting the size of the facility to increase to a maximum of $880.0 million, subject to certain conditions, including the availability of additional bank commitments. Borrowings under the Credit Facility are unsecured, but availability is subject to, among other things, a borrowing base. The Credit Facility also contains certain financial covenants, including (a) a minimum tangible net worth requirement of $1.1 billion (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings), and (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 60%. In addition, we are required to maintain either (i) an interest coverage ratio (EBITDA to interest expense, as defined therein) of at least 1.50 to 1.00 or (ii) liquidity (as defined therein) of an amount not less than our consolidated interest incurred during the trailing 12 months. We were in compliance with all Credit Facility covenants as of March 31, 2020.
We had $500.0 million outstanding borrowings under the Credit Facility as of March 31, 2020 and $0 at December 31, 2019. During the three months ended March 31, 2020 we borrowed $500.0 million and had no repayments. There were no borrowings or repayments in the same three month period of 2019. As of March 31, 2020, we had outstanding letters of credit issued under the Credit Facility totaling $68.6 million, leaving $211.4 million available under the Credit Facility to be drawn.
NOTE 6 — SENIOR NOTES, NET
Senior notes, net consist of the following (in thousands):

	As of
	March 31, 2020	December 31, 2019
7.00% senior notes due 2022	300,000	300,000
6.00% senior notes due 2025. At March 31, 2020 and December 31, 2019 there was approximately $4,227 and $4,432 in net unamortized premium, respectively.	404,227	404,432
5.125% senior notes due 2027	300,000	300,000
Net debt issuance costs	(7,900)	(8,327)
Total	$996,327	$996,105
The indentures for all of our senior notes contain covenants including, among others, limitations on the amount of secured debt we may incur, and limitations on sale and leaseback transactions and mergers. We believe we are in compliance with all such covenants as of March 31, 2020.
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
•Level 2 — Valuation is determined from quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar instruments in markets that are not active, or by model-based techniques in which all significant inputs are observable in the market.
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

Financial Instruments: The fair value of our fixed-rate debt is derived from quoted market prices by independent dealers (level 2 inputs as per the discussion above) and is as follows (in thousands):

	As of
	March 31, 2020		December 31, 2019
	Aggregate Principal	Estimated Fair Value	Aggregate Principal	Estimated Fair Value
7.00% senior notes	$300,000	$292,500	$300,000	$327,390
6.00% senior notes	$400,000	$372,000	$400,000	$449,200
5.125% senior notes	$300,000	$271,500	$300,000	$319,500
One of the effects of the COVID-19 pandemic has been unstable financial markets, conditions typically associated with an economic downturn. The fluctuation of the fair value in our fixed rate debt from December 31, 2019 through March 31, 2020 is indicative of this volatility. This instability and concerns about liquidity and financial stability in the high-yield market resulted in a temporary decline in the fair value of our Senior Notes. The financial markets have begun to return to more normalized levels subsequent to March 31, 2020.
Due to the short-term nature of other financial assets and liabilities, including our Loans payable and other borrowings, we consider the carrying amounts of our other short-term financial instruments to approximate fair value.
NOTE 8 — EARNINGS PER SHARE
Basic and diluted earnings per common share were calculated as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2020	2019
Basic weighted average number of shares outstanding	38,085	38,215
Effect of dilutive securities:
Unvested restricted stock	732	634
Diluted average shares outstanding	38,817	38,849
Net earnings	$71,152	$25,412
Basic earnings per share	$1.87	$0.66
Diluted earnings per share	$1.83	$0.65

NOTE 9 — ACQUISITIONS AND GOODWILL
Goodwill. In prior years, we have entered new markets through the acquisition of the homebuilding assets and operations of local/regional homebuilders in Georgia, South Carolina and Tennessee. As a result of these transactions, we recorded approximately $33.0 million of goodwill. Goodwill represents the excess of the purchase price of our acquisitions over the fair value of the net assets acquired. Our acquisitions were recorded in accordance with ASC 805, Business Combinations, and ASC 820, using the acquisition method of accounting. The purchase price for acquisitions is allocated based on estimated fair value of the assets and liabilities at the date of the acquisition. The combined excess purchase price of our acquisitions over the fair value of the net assets is classified as goodwill and is included on our consolidated balance sheet in Prepaids, other assets and goodwill. In accordance with ASC 350, we assess the recoverability of goodwill annually, or more frequently, if impairment indicators are present. In light of recent economic events resulting from the COVID-19 pandemic, we evaluated our goodwill balance as of March 31, 2020 and determined that there are no impairment indicators at this time. However, as this is a rapidly changing environment, we will continue to monitor and review for goodwill impairment indicators on an ongoing, more frequent basis as required by ASC 350.

A summary of the carrying amount of goodwill follows (in thousands):

	West	Central	East	Financial Services	Corporate	Total
Balance at December 31, 2019	$—	$—	$32,962	$—	$—	$32,962
Additions	—	—	—	—	—	—
Balance at March 31, 2020	$—	$—	$32,962	$—	$—	$32,962

NOTE 10 — STOCKHOLDERS’ EQUITY
A summary of changes in stockholders’ equity is presented below (in thousands):

	Three Months Ended March 31, 2020
	(In thousands)
	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2019	38,199	$382	$505,352	$1,468,256	$1,973,990
Net earnings	—	—	—	71,152	71,152
Stock-based compensation expense	—	—	6,437	—	6,437
Issuance of stock	398	4	(4)	—	—
Share repurchases	(1,000)	(10)	(60,803)	—	(60,813)
Balance at March 31, 2020	37,597	$376	$450,982	$1,539,408	$1,990,766

	Three Months Ended March 31, 2019
	(In thousands)
	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2018	38,073	$381	$501,781	$1,218,593	$1,720,755
Net earnings	—	—	—	25,412	25,412
Stock-based compensation expense	—	—	5,861	—	5,861
Issuance of stock	400	4	(4)	—	—
Share repurchases	(209)	(2)	(8,955)	—	(8,957)
Balance at March 31, 2019	38,264	$383	$498,683	$1,244,005	$1,743,071

NOTE 11 — STOCK BASED AND DEFERRED COMPENSATION
We have a stock compensation plan, the Meritage Homes Corporation 2018 Stock Incentive Plan (the “2018 Plan"), that was approved by our Board of Directors and our stockholders and adopted in May 2018. The 2018 Plan is administered by our Board of Directors and allows for the grant of stock appreciation rights, restricted stock awards, restricted stock units, performance share awards and performance-based awards in addition to non-qualified and incentive stock options. Effective May 2019, our prior stock compensation plan, the Amended and Restated 2006 Stock Incentive Plan (the “2006 Plan”) expired, and all available shares from expired, terminated, or forfeited awards that remained under the 2006 Plan and prior plans were available for grant under the 2018 Plan. The 2018 Plan authorizes awards to officers, key employees, non-employee directors and consultants. The 2018 Plan authorizes 6,600,000 shares of stock to be awarded, of which 1,288,325 shares remain available for grant at March 31, 2020. We believe that such awards provide a means of performance-based compensation to attract and retain qualified employees and better align the interests of our employees with those of our stockholders. Non-vested stock awards are usually granted with a five-year ratable vesting period for employees, a three-year cliff vesting for both non-vested stock and performance-based awards granted to senior executive officers and either a three-year cliff vesting or one-year vesting for non-employee directors, dependent on their start date.
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

	Three Months Ended March 31,
	2020	2019
Stock-based compensation expense	$6,437	$5,861
Non-vested shares granted	223,481	377,514
Performance-based non-vested shares granted	56,139	94,152
Performance-based shares issued in excess of target shares granted (1)	24,054	21,039
Restricted stock awards vested (includes performance-based awards)	398,346	400,323
(1)Performance-based shares that vested and were issued as a result of performance achievement exceeding the originally established targeted number of shares related to respective performance metrics.
The following table includes additional information regarding our Stock Plans (dollars in thousands):

	As of
	March 31, 2020	December 31, 2019
Unrecognized stock-based compensation cost	$31,486	$22,341
Weighted average years expense recognition period	2.74	1.70
Total equity awards outstanding (1)	1,129,789	1,240,529
(1)Includes unvested restricted stock, performance-based awards (assuming 100% payout) and restricted stock units.
We also offer a non-qualified deferred compensation plan ("deferred compensation plan") to highly compensated employees in order to allow them additional pre-tax income deferrals above and beyond the limits that qualified plans, such as 401(k) plans, impose on highly compensated employees. We do not currently offer a contribution match on the deferred compensation plan. All contributions to the plan to date have been funded by the employees and, therefore, we have no associated expense related to the deferred compensation plan for the three months ended March 31, 2020 or 2019, other than minor administrative costs.

NOTE 12 — INCOME TAXES
Components of the income tax provision are as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Federal	$12,374	$5,742
State	3,307	1,216
Total	$15,681	$6,958

The effective tax rate for the three months ended March 31, 2020 and March 31, 2019 was 18.1% and 21.5%, respectively. The three months ended March 31, 2020 tax rate reflects the Taxpayer Certainty and Disaster Tax Relief Act of 2019 enacted into law on December 20, 2019. That act extended eligibility for the Internal Revenue Code ("IRC") §45L new energy efficient homes credit for years 2018 through 2020. For the three months ended March 31, 2020, we recorded a tax benefit from the new law based on estimates for qualifying new energy efficient homes that are projected to close in 2020. For the three months ended March 31, 2019, the tax benefit from the new law was not reflected in the tax rate due to the December enactment date. There is a small amount of §45L tax benefit in the first three months ended March 31, 2019, from our efforts to capture additional energy credits from 2016 and 2017. In the three months ended March 31, 2019 and 2020, we recorded tax benefits from equity-based compensation for stock awards vested in the quarter. These tax benefits have a favorable impact on our effective tax rates.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security ("CARES Act") was enacted into law in response to the widespread economic impact of the COVID-19 pandemic. Although the CARES Act has several provisions which may benefit our company and its employees, these provisions are not expected to have a material impact on our tax rate in 2020. We will continue to monitor the CARES Act and will take advantage of favorable tax related provisions when applicable.
At March 31, 2020 and December 31, 2019, we have no unrecognized tax benefits. We believe that our current income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change. Our policy is to accrue interest and penalties on unrecognized tax benefits and include them in federal income tax expense.
We determine our deferred tax assets and liabilities in accordance with ASC 740, Income Taxes. We evaluate our deferred tax assets, including the benefit from net operating losses ("NOLs"), by jurisdiction to determine if a valuation allowance is required. Companies must assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. This assessment considers, among other matters, the nature, frequency and severity of cumulative losses, forecasts of future profitability, the length of statutory carry forward periods, experiences with operating losses and experiences of utilizing tax credit carry forwards and tax planning alternatives. We have no valuation allowance on our deferred tax assets or NOL carryovers at March 31, 2020.
At March 31, 2020, we had no remaining federal NOL carry forward or un-utilized federal tax credits. At March 31, 2020 and December 31, 2019, we had tax benefits for state NOL carry forwards of $0.8 million, net of federal benefit, that begin to expire in 2030.
At March 31, 2020, we have income taxes payable of $5.9 million and income taxes receivable of $5.0 million. The income taxes payable primarily consists of current federal and state tax accruals, net of estimated tax payments. This amount is recorded in Accrued liabilities on the accompanying unaudited balance sheet at March 31, 2020. The income taxes receivable primarily consists of energy tax credits related to homes that closed through 2017 and is recorded in Other receivables on the accompanying unaudited balance sheet at March 31, 2020.
We conduct business and are subject to tax in the U.S. both federally and in several states. With few exceptions, we are no longer subject to U.S. federal, state, or local income tax examinations by taxing authorities for years prior to 2015. We have one state income tax examination being conducted at this time and do not expect it to have a material outcome.
The tax benefits from NOLs, built-in losses, and tax credits would be materially reduced or potentially eliminated if we experience an “ownership change” as defined under IRC §382. Based on our analysis performed as of March 31, 2020 we do not believe that we have experienced an ownership change. As a protective measure, our stockholders held a Special Meeting of Stockholders on February 16, 2009 and approved an amendment to our Articles of Incorporation that restricts certain transfers of our common stock. The amendment is intended to help us avoid an unintended ownership change and thereby preserve the value of any tax benefit for future utilization.
NOTE 13 — SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
The following table presents certain supplemental cash flow information (in thousands):

	Three Months Ended March 31,
	2020	2019
Cash paid during the year for:
Interest, net of interest capitalized	$(16,088)	$(16,907)

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
The following segment information is in thousands:

	Three Months Ended March 31,
	2020	2019
Homebuilding revenue (1):
West	$382,248	$272,966
Central	260,127	191,606
East	258,638	243,573
Consolidated total	$901,013	$708,145
Homebuilding segment operating income:
West	$41,894	$18,308
Central	28,919	12,336
East	21,761	9,693
Total homebuilding segment operating income	92,574	40,337
Financial services segment profit	2,838	4,702
Corporate and unallocated costs (2)	(9,174)	(9,630)
Interest expense	(16)	(4,085)
Other income, net	611	1,046
Net earnings before income taxes	$86,833	$32,370

(1)Homebuilding revenue includes the following land closing revenue, by segment, as outlined in the table below:

	Three Months Ended March 31,
	2020	2019
Land closing revenue:
West	$4,518	$—
Central	4,218	—
East	1,860	9,495
Total	$10,596	$9,495
(2)Balance consists primarily of corporate costs and numerous shared service functions such as finance and treasury that are not allocated to the homebuilding or financial services reporting segments.

	At March 31, 2020
	West		Central		East		Financial Services	Corporate and Unallocated		Total
Deposits on real estate under option or contract	$12,501		$14,304		$27,362		$—	$—		$54,167
Real estate	1,225,450		723,796		840,544		—	—		2,789,790
Investments in unconsolidated entities	261		2,516		—		—	502		3,279
Other assets	50,828	(1)	110,932	(2)	76,800	(3)	611	828,049	(4)	1,067,220
Total assets	$1,289,040		$851,548		$944,706		$611	$828,551		$3,914,456

(1)Balance consists primarily of cash and property and equipment.
(2)Balance consists primarily of development reimbursements from local municipalities and prepaid expenses and other assets.
(3)Balance consists primarily of goodwill (see Note 9), prepaid expenses and other assets and property and equipment.
(4)Balance consists primarily of cash, our deferred tax asset and prepaid expenses and other assets.

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
(4)Balance consists primarily of cash.

NOTE 15 — COMMITMENTS AND CONTINGENCIES
We are involved in various routine legal and regulatory proceedings, including, without limitation, warranty claims and litigation and arbitration proceedings alleging construction defects. In general, the proceedings are incidental to our business, and most exposure is subject to and should be covered by warranty and indemnity obligations of our consultants and subcontractors. Additionally, some such claims are also covered by insurance. With respect to the majority of pending litigation matters, our ultimate legal and financial responsibility, if any, cannot be estimated with certainty and, in most cases, any potential losses related to these matters are not considered probable. Historically, most disputes regarding warranty claims are resolved prior to litigation. We believe there are no pending legal or warranty matters as of March 31, 2020 that could have a material adverse impact upon our consolidated financial condition, results of operations or cash flows that have not been sufficiently reserved.

As discussed in Note 1 under the heading “Warranty Reserves”, within our $22.1 million of total warranty reserves we have case specific reserves related to alleged stucco defects in homes in certain Florida communities we developed prior to 2016 and for water drainage issues in a single community in Florida that we developed in 2016. Our review and handling of these two matters is ongoing and our estimate of and reserves for resolving these matters is based on internal data, our judgement and various assumptions and estimates. Due to the degree of judgment and the potential for variability in our underlying assumptions and estimates, as we obtain additional information, we may revise our estimates and thus our related reserves. As of March 31, 2020, after considering potential recoveries from the contractors involved and their insurers and the potential recovery under our general liability insurance policies, we believe our reserves are sufficient to cover the above mentioned matters. See Note 1 for information related to our warranty obligations.

NOTE 16 — SUBSEQUENT EVENTS

The COVID-19 pandemic ("COVID-19") has significantly impacted major economic and financial markets beginning in the latter part of March 2020 and up though the date of this report. The impact to the general economy has been very volatile as major developments occur almost daily. Such a fluid environment makes it challenging to estimate the impact that this pandemic may have on the future performance of our business.

Through the date of this report, residential homebuilding has been recognized as an essential service in nearly all of the markets in which we build and sell homes. As such, our construction crews and trade partners have been working steadily, following social distancing guidelines, to ensure that we deliver completed homes on schedule for our homebuyers. With shelter-in-place orders in place across most of our markets, we are offering home tours virtually or by appointment-only. Leveraging our mortgage pre-approval and remote earnest money deposit tools on-line, our customers are able to move through the process of purchasing a home remotely. We have experienced significant declines in demand for new home orders and have also experienced an increase in cancellations on previous home orders stemming from large parts of the economic shut down, causing record job losses, fear and uncertainty about the future. While the extent to which COVID-19 impacts our results will depend on future developments, the outbreak and associated economic impacts could result in a material impact to the our future financial condition, results of operations and cash flows.

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

The words “believe,” “expect,” “anticipate,” “forecast,” “plan,” “intend,” "may," "will," "should," "could," “estimate,” “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. All statements we make other than statements of historical fact are forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Forward-looking statements in this Quarterly Report include: statements concerning the impact of COVID-19, including our expectations for our financial results, business, operations, government imposed restrictions, and the economy and society in general; trends and economic factors in the homebuilding industry in general, and our markets and results specifically; our operating strategy and initiatives, including our actions in light of COVID-19 including our strategy to expand the number of communities that target the first-time and first move-up buyers; demand and pricing trends in the short-term throughout our geographies; that we may opportunistically repurchase or redeem our debt; the benefits of our land acquisition strategy and structures, including the use and the benefits of option contracts and joint ventures; our expectation that existing guarantees, letters of credit and performance and surety bonds will not be drawn on; the adequacy of our insurance coverage and warranty reserves; the expected outcome of legal proceedings we are involved in and the sufficiency of our reserves relating thereto; the sufficiency of our liquidity and capital resources to support our business strategy and manage throughout the COVID-19 environment; our ability and willingness to acquire land under option or contract; our strategy and trends and expectations concerning sales prices, sales pace, closings, orders, cancellations, material and labor costs for land development and home construction, gross margins, gross profit, revenues, net earnings, operating leverage, backlog and backlog conversion, land prices, changes in and location of active communities, and the amount, type and timing of new community openings; seasonality; our future cash needs; the impact of new accounting standards; that we may seek to raise additional debt and equity capital; our intentions regarding the payment of dividends and the use of derivative contracts; our perceptions about the importance of joint ventures to our business; and the impact of changes in interest rates.

Important factors that could cause actual results to differ materially from those in forward-looking statements, and that could negatively affect our business include, but are not limited to, the following: disruptions to our business by COVID-19, fears of a similar event, and measures that federal, state and local governments and/or health authorities implement to address it; the availability and cost of finished lots and undeveloped land; shortages in the availability and cost of labor; the success of our strategic initiatives to focus on the entry-level and first-move-up buyer; the ability of our potential buyers to sell their existing homes; changes in interest rates and the availability and pricing of residential mortgages; our exposure to information technology failures and security breaches; legislation related to tariffs; inflation in the cost of materials used to develop communities and construct homes; the adverse effect of slow absorption rates; impairments of our real estate inventory; cancellation rates; competition; changes in tax laws that adversely impact us or our homebuyers; a change to the feasibility of projects under option or contract that could result in the write-down or write-off of earnest or option deposits; our potential exposure to and impacts from natural disasters or severe weather conditions; home warranty and construction defect claims; failures in health and safety performance; our success in prevailing on contested tax positions; our ability to obtain performance and surety bonds in connection with our development work; the loss of key personnel; failure to comply with laws and regulations; our limited geographic diversification; fluctuations in quarterly operating results; our level of indebtedness; our ability to obtain financing if our credit ratings are downgraded; our ability to successfully integrate acquired companies and achieve anticipated benefits from these acquisitions; our compliance with government regulations, the effect of legislative and other governmental actions, orders, policies or initiatives that impact housing, labor availability, construction, mortgage availability, our access to capital, the cost of capital or the economy in general, or other initiatives that seek to restrain growth of new housing construction or similar measures; legislation relating to energy and climate change; the replication of our energy-efficient technologies by our competitors; negative publicity that affects our reputation; and other factors identified in documents filed by the Company with the Securities and Exchange Commission, including those set forth in this Form 10-Q and our Form 10-K for the year ended December 31, 2019 under the caption "Risk Factors.
Forward-looking statements express expectations of future events. All forward-looking statements are inherently uncertain , especially with respect to the impact of COVID-19, as they are based on various expectations and assumptions concerning future events and they are subject to numerous known and unknown risks and uncertainties that could cause actual events or results to differ materially from those projected. Due to these inherent uncertainties, the investment community is urged not to place undue reliance on forward-looking statements. In addition, we disclaim and undertake no obligations to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to projections over time, except as required by law.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview and Outlook

The world and United States economies as well as our business operations have been dramatically affected by COVID-19. There has been inherent uncertainty surrounding COVID-19, due to rapidly changing governmental orders, public health concerns, the resulting market reactions and the psychology of potential homebuyers. Such a fluid environment makes it challenging to estimate the impact that this pandemic may have on the future performance of our business. Our primary concern is the health and well-being of our employees, customers, business partners and the communities we serve.

 We are following applicable government orders and guidelines of public health agencies, and modifying our standards and protocols to safeguard all of our stakeholders as conditions change. In order to address the changing environment, we instituted the following operational changes:

•Temporarily closed our corporate and divisional offices with work-from-home requirements in effect for all non-field employees in all of our markets;
•Temporarily closed our sales centers and model homes, as well as our Studio M design centers, to the general public, shifting to an appointment-only home sales process;
•Continued with home construction and land development as in nearly all of our markets residential construction has been deemed “essential” by most local governments; and
•Temporarily shifted to an emergency-only model for interior warranty work, for the safety of our employees and owners of our homes.

We have also accelerated various digital initiatives to assist us in our operations during shelter-in-place orders, including:

•Offering virtual tours in all of our communities to prospective customers;
•Offering our homebuyers virtual tours of homes that are pending closing;
•Offering virtual grand opening events to the broker community to introduce our new communities;
•Continuing to pre-qualify buyers for mortgages through digital solutions on our website;
•Collecting earnest money payments remotely through third-party hosted money-transfer solutions; and
•Offering drive-through or fully virtual closings in states where such services are permitted.

While our traffic has understandably slowed as a result of the widespread shelter-in-place orders throughout the nation, the traffic we are seeing appears to be more committed to a home purchase and we are continuing to build, sell and close homes during the current environment, albeit at a slower pace than pre-COVID-19.

In order to ensure we have sufficient liquidity to weather the upcoming uncertainty, we elected to supplement our strong cash balance with a $500 million draw on our Credit Facility, aggregating to total cash and cash equivalents of as of March 31, 2020 of $797.3 million with $211.4 million of additional capacity still available under our Credit Facility. We are also taking proactive steps to maximize positive cash flow by tightly managing cash outlays through deferring the acquisition and development of certain new communities and we have materially pulled back on all discretionary expenses and by putting our share repurchase program on hold. Additionally, we are managing our spec home building strategy as we continue to believe that today's buyer is looking for homes available for a quick move-in that aligns with a 90-day or less interest rate lock, to capitalize on the current low mortgage interest rates. Consistent with our currently reduced order volume, we are appropriately slowing our starts of new spec homes in order to continue to operate with a four to five month average order supply of spec homes. As of March 31, 2020 approximately 90% of our communities are targeted to first-time or first move-up buyers and those buyer segments represented approximately 94% of our orders in the first quarter of 2020, signaling the near completion of our strategic shift to cater to the entry-level and first-time move up buyers.

Summary Company Results
Our results for the first quarter of 2020 reflect continued strong growth in closings and orders pre-COVID-19, compared to the first quarter of 2019. Total home closing revenue was $890.4 million on 2,316 homes closed for the three months ended March 31, 2020 compared to $698.7 million on 1,765 homes closed for the first quarter of 2019, 27.4% and 31.2% increases, respectively. In addition to higher home closing revenue, first quarter results benefited from a 330 basis point increase in home closing gross margin that resulted in a $61.9 million year-over-year increase in home closing gross profit to $178.4 million compared to $116.5 million in the first quarter of 2019. We attribute this gross profit improvement to our simplified product offerings with more efficient product designs which reduce both construction costs and construction cycle times, in addition to construction overhead leverage on higher home closing revenue. Interest expense decreased $4.1 million year-over-year, reflecting a reduction in total interest incurred due to the December 2019 early redemption of $300 million 7.15% senior notes due in 2020. Earnings before income taxes improved by $54.5 million year over year to $86.8 million for the first quarter of 2020. These improved year-over-year results combined with a lower effective income tax rate of 18.1% as compared to 21.5% in 2019 led to Net earnings of $71.2 million in the first quarter of 2020 versus $25.4 million in the first quarter of 2019.
Orders for the first three months of 2020 were up 22.6% year over year. Our order cancellation rate was relatively flat at 13% for the first quarter compared to 12% for the prior year period, with an increase in March cancellations to 16% in 2020 over 12% in 2019 due to weakening business conditions in the latter half of March associated with the spread of COVID-19 across the nation. It is unclear how long these adverse conditions will persist or how they will impact future results. We ended the first quarter of 2020 with 3,568 homes in backlog valued at $1.4 billion, an 11.6% increase in units and a 7.2% increase in value over March 31, 2019, reflecting lower average sales prices as noted above.

Company Positioning
We believe that our prior investments in new communities, particularly those designed for the first-time and first move-up homebuyer, and industry-leading innovation in our energy-efficient product offerings, automation, and transformative customer buying experience, create a differentiated strategy that has aided us in our success in the highly-competitive new home market and will continue to do so in the long-term.
Our focus includes the following strategic initiatives:
•Expanding the number of LiVE.NOW® communities that target the growing first-time and first move-up homebuyers, although in the short-term we may delay or defer such growth in light of the economic events surrounding COVID-19;
•Improving the overall customer experience, most recently through a simplification of the customer home purchase and option selection process for move-up buyers at Studio M;
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
•Simplifying our production process to allow us to more efficiently build our homes, shorten our construction timeline and reduce our construction costs, which in turn allows us to competitively price our homes; and
•Improving our home closing gross profit by growing closing volume while streamlining our operations, allowing us to better leverage our overhead.
In order to maintain focus on growing our business, we also remain committed to the following:
•Increasing orders and order pace through the use of our consumer and market research to ensure that we build homes that offer our buyers their desired features and amenities, acknowledging this goal may be difficult to achieve in the near and mid-term due to uncertainties relating to COVID-19;
•Becoming or maintaining our position of at least 5% market share in all of our markets;
•Continuing to innovate and promote our energy efficiency program and our M.Connected® Automation Suite to create differentiation for the Meritage brand;
•Managing construction efficiencies and costs through national and regional vendor relationships with a focus on quality construction and warranty management;
•Carefully managing our liquidity and a strong balance sheet, we ended the quarter with a 43.3% debt-to-capital ratio and a 26.6% net debt-to-capital ratio;
•Maximizing returns to our shareholders, most recently through our pre-COVID-19 improved financial performance and share repurchase program; and
•Promoting a positive environment for our employees with market-competitive benefits in order to develop and motivate them and to minimize turnover and to maximize recruitment efforts.
Critical Accounting Policies
The accounting policies we deem most critical to us and that involve the most difficult, subjective or complex judgments include revenue recognition, valuation of real estate, warranty reserves and valuation of deferred tax assets. There have been no significant changes to our critical accounting policies during the three months ended March 31, 2020 compared to those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our 2019 Annual Report on Form 10-K.

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

	Three Months Ended March 31,		Quarter over Quarter
	2020	2019	Change $	Change %
Home Closing Revenue
Total
Dollars	$890,417	$698,650	$191,767	27.4%
Homes closed	2,316	1,765	551	31.2%
Average sales price	$384.5	$395.8	$(11.4)	(2.9)%
West Region
Arizona
Dollars	$151,244	$98,454	$52,790	53.6%
Homes closed	459	297	162	54.5%
Average sales price	$329.5	$331.5	$(2.0)	(0.6)%
California
Dollars	$134,802	$85,837	$48,965	57.0%
Homes closed	208	132	76	57.6%
Average sales price	$648.1	$650.3	$(2.2)	(0.3)%
Colorado
Dollars	$91,684	$88,675	$3,009	3.4%
Homes closed	186	169	17	10.1%
Average sales price	$492.9	$524.7	$(31.8)	(6.1)%
West Region Totals
Dollars	$377,730	$272,966	$104,764	38.4%
Homes closed	853	598	255	42.6%
Average sales price	$442.8	$456.5	$(13.6)	(3.0)%
Central Region - Texas
Central Region Totals
Dollars	$255,909	$191,606	$64,303	33.6%
Homes closed	774	543	231	42.5%
Average sales price	$330.6	$352.9	$(22.2)	(6.3)%
East Region
Florida
Dollars	$93,789	$90,824	$2,965	3.3%
Homes closed	236	226	10	4.4%
Average sales price	$397.4	$401.9	$(4.5)	(1.1)%
Georgia
Dollars	$41,998	$42,139	$(141)	(0.3)%
Homes closed	115	119	(4)	(3.4)%
Average sales price	$365.2	$354.1	$11.1	3.1%
North Carolina
Dollars	$79,417	$56,541	$22,876	40.5%
Homes closed	222	156	66	42.3%
Average sales price	$357.7	$362.4	$(4.7)	(1.3)%
South Carolina
Dollars	$17,405	$19,582	$(2,177)	(11.1)%
Homes closed	53	57	(4)	(7.0)%
Average sales price	$328.4	$343.5	$(15.1)	(4.4)%
Tennessee
Dollars	$24,169	$24,992	$(823)	(3.3)%
Homes closed	63	66	(3)	(4.5)%
Average sales price	$383.6	$378.7	$5.0	1.3%
East Region Totals
Dollars	$256,778	$234,078	$22,700	9.7%
Homes closed	689	624	65	10.4%
Average sales price	$372.7	$375.1	$(2.4)	(0.7)%

	Three Months Ended March 31,		Quarter over Quarter
	2020	2019	Change $	Change %
Home Orders (1)
Total
Dollars	$1,179,938	$976,979	$202,959	20.8%
Homes ordered	3,102	2,530	572	22.6%
Average sales price	$380.4	$386.2	$(5.8)	(1.5)%
West Region
Arizona
Dollars	$183,371	$145,398	$37,973	26.1%
Homes ordered	570	457	113	24.7%
Average sales price	$321.7	$318.2	$3.5	1.1%
California
Dollars	$224,930	$108,474	$116,456	107.4%
Homes ordered	352	167	185	110.8%
Average sales price	$639.0	$649.5	$(10.5)	(1.6)%
Colorado
Dollars	$98,466	$105,248	$(6,782)	(6.4)%
Homes ordered	199	204	(5)	(2.5)%
Average sales price	$494.8	$515.9	$(21.1)	(4.1)%
West Region Totals
Dollars	$506,767	$359,120	$147,647	41.1%
Homes ordered	1,121	828	293	35.4%
Average sales price	$452.1	$433.7	$18.3	4.2%
Central Region - Texas
Central Region Totals
Dollars	$342,990	$306,265	$36,725	12.0%
Homes ordered	1,059	870	189	21.7%
Average sales price	$323.9	$352.0	$(28.1)	(8.0)%
East Region
Florida
Dollars	$119,443	$126,074	$(6,631)	(5.3)%
Homes ordered	317	301	16	5.3%
Average sales price	$376.8	$418.9	$(42.1)	(10.1)%
Georgia
Dollars	$54,984	$50,227	$4,757	9.5%
Homes ordered	156	144	12	8.3%
Average sales price	$352.5	$348.8	$3.7	1.1%
North Carolina
Dollars	$101,255	$82,985	$18,270	22.0%
Homes ordered	287	230	57	24.8%
Average sales price	$352.8	$360.8	$(8.0)	(2.2)%
South Carolina
Dollars	$27,914	$25,214	$2,700	10.7%
Homes ordered	87	81	6	7.4%
Average sales price	$320.9	$311.3	$9.6	3.1%
Tennessee
Dollars	$26,585	$27,094	$(509)	(1.9)%
Homes ordered	75	76	(1)	(1.3)%
Average sales price	$354.5	$356.5	$(2.0)	(0.6)%
East Region Totals
Dollars	$330,181	$311,594	$18,587	6.0%
Homes ordered	922	832	90	10.8%
Average sales price	$358.1	$374.5	$(16.4)	(4.4)%
(1)Home orders for any period represent the aggregate sales price of all homes ordered, net of cancellations. We do not include orders contingent upon the sale of a customer’s existing home as a sales contract until the contingency is removed.

	Three Months Ended March 31,
	2020		2019
	Ending	Average	Ending	Average
Active Communities
Total	241	242.5	260	266.0
West Region
Arizona	33	32.0	34	37.0
California	29	26.5	21	19.0
Colorado	13	15.5	23	21.5
West Region Totals	75	74.0	78	77.5
Central Region - Texas
Central Region Totals	78	77.5	84	89.5
East Region
Florida	34	33.5	32	31.5
Georgia	15	16.5	19	20.5
North Carolina	20	22.5	25	25.0
South Carolina	7	8.0	11	11.5
Tennessee	12	10.5	11	10.5
East Region Totals	88	91.0	98	99.0

	Three Months Ended March 31,
	2020	2019
Cancellation Rates (1)
Total	13%	12%
West Region
Arizona	12%	11%
California	13%	15%
Colorado	10%	7%
West Region Totals	13%	11%
Central Region - Texas
Central Region Totals	13%	13%
East Region
Florida	13%	9%
Georgia	14%	12%
North Carolina	6%	10%
South Carolina	13%	21%
Tennessee	27%	8%
East Region Totals	13%	11%
(1)Cancellation rates are computed as the number of canceled units for the period divided by the gross sales units for the same period.

	At March 31,		Quarter over Quarter
	2020	2019	Change $	Change %
Order Backlog (1)
Total
Dollars	$1,388,517	$1,295,295	$93,222	7.2%
Homes in backlog	3,568	3,198	370	11.6%
Average sales price	$389.2	$405.0	$(15.9)	(3.9)%
West Region
Arizona
Dollars	$218,497	$180,556	$37,941	21.0%
Homes in backlog	622	503	119	23.7%
Average sales price	$351.3	$359.0	$(7.7)	(2.1)%
California
Dollars	$182,361	$89,095	$93,266	104.7%
Homes in backlog	289	126	163	129.4%
Average sales price	$631.0	$707.1	$(76.1)	(10.8)%
Colorado
Dollars	$104,335	$120,115	$(15,780)	(13.1)%
Homes in backlog	209	220	(11)	(5.0)%
Average sales price	$499.2	$546.0	$(46.8)	(8.6)%
West Region Totals
Dollars	$505,193	$389,766	$115,427	29.6%
Homes in backlog	1,120	849	271	31.9%
Average sales price	$451.1	$459.1	$(8.0)	(1.7)%
Central Region - Texas
Central Region Totals
Dollars	$459,888	$488,009	$(28,121)	(5.8)%
Homes in backlog	1,333	1,308	25	1.9%
Average sales price	$345.0	$373.1	$(28.1)	(7.5)%
East Region
Florida
Dollars	$189,193	$200,182	$(10,989)	(5.5)%
Homes in backlog	452	447	5	1.1%
Average sales price	$418.6	$447.8	$(29.3)	(6.5)%
Georgia
Dollars	$62,777	$54,483	$8,294	15.2%
Homes in backlog	174	148	26	17.6%
Average sales price	$360.8	$368.1	$(7.3)	(2.0)%
North Carolina
Dollars	$101,305	$93,818	$7,487	8.0%
Homes in backlog	284	251	33	13.1%
Average sales price	$356.7	$373.8	$(17.1)	(4.6)%
South Carolina
Dollars	$34,963	$37,987	$(3,024)	(8.0)%
Homes in backlog	105	113	(8)	(7.1)%
Average sales price	$333.0	$336.2	$(3.2)	(0.9)%
Tennessee
Dollars	$35,198	$31,050	$4,148	13.4%
Homes in backlog	100	82	18	22.0%
Average sales price	$352.0	$378.7	$(26.7)	(7.0)%
East Region Totals
Dollars	$423,436	$417,520	$5,916	1.4%
Homes in backlog	1,115	1,041	74	7.1%
Average sales price	$379.8	$401.1	$(21.3)	(5.3)%
(1)Our backlog represents net sales that have not closed.

Operating Results

Companywide. In the first quarter of 2020, home closing volume improved by 31.2% to 2,316 closings valued at $890.4 million compared to 1,765 closings valued at $698.7 million in the first quarter of 2019. The increase in closings year-over-year was driven primarily by entering the year with a higher backlog from strong orders in late 2019, a higher volume of orders in the current quarter as well as increased backlog conversion due to selling and closing more speculative inventory homes in the first quarter of 2020 compared to the prior year. The higher volume of spec sales and a notably higher orders pace year-over-year are the outcome of our focus on the entry level and first move-up buyers, as our entry-level communities offer only spec homes for sale and in both our entry-level and first move-up communities, we have achieved shorter construction cycle times. Home closing revenue increased by 27.4% over the first quarter of 2019 due entirely to the increase in closing volume as our average sales prices declined 2.9%, reflective of a higher percentage of lower-priced entry-level homes in our closing mix. Home order volume improved by 22.6% to 3,102 homes valued at $1.2 billion in the first quarter of 2020 as compared to 2,530 homes valued at $977.0 million in the first quarter of 2019. The improvement in orders was due to a 34.7% increase in orders pace year-over-year to 12.8 homes ordered per average active community, up from 9.5 in the first quarter of 2019, although the orders pace in the latter half of March was negatively impacted by COVID-19 concerns and shelter-in-place mandates. We ended the quarter with 241 actively selling communities, a 7.3% decline from the prior year. We ended the quarter with 3,568 homes in backlog valued at $1.4 billion, compared to 3,198 units also valued at $1.3 billion at March 31, 2019. Order cancellation rates were relatively flat at 13% for the first three months of 2020, compared to 12% in the 2019 period, however during the month of March in 2020, cancellations rose to 16% as compared to 12% during the same month in 2019 due to weakening business conditions in the latter half of March associated with the spread of COVID-19 across the nation. It is unclear how long these adverse conditions will persist or how they will impact future results.
West. The West Region closed 853 homes and generated $377.7 million in home closing revenue in the first quarter of 2020 compared to 598 homes and $273.0 million in home closing revenue in the comparable 2019 period. The Region ended the first quarter of 2020 with 1,121 orders valued at $506.8 million versus 828 orders valued at $359.1 million in the first quarter of 2019, despite a decline in average active selling communities by 4.5%. The 42.6% and 35.4% improvements in closing and order volume, respectively, were driven by the higher year-over-year orders pace per community, as many of homes that sold in the first quarter also closed in the first quarter of this year, a direct output of our strategy of focusing on entry-level and first move-up product that has shorter construction cycle times. In the West Region, over 85% of our communities target the first-time or first move-up buyers at March 31, 2020 and we believe the high demand in this Region was directly attributable to the product offerings and desirable locations we have designed for these buyers. The West Region ended the first quarter of 2020 with 1,120 homes in backlog valued at $505.2 million, up from 849 units valued at $389.8 million in 2019.
Central. In the first quarter of 2020, the Central Region, made up of our Texas markets, closed 774 homes and generated $255.9 million in home closing revenue, up 42.5% and 33.6%, respectively, from prior year comparable period results of 543 homes and $191.6 million of home closing revenue. Average sales prices in the Region declined 6.3% year-over-year in the first quarter of 2020 resulting from our focus on the first-time and first move-up buyer. Orders grew by 21.7%, which, partially offset by a $28,100 lower average sales price, led to order value increasing by 12.0%. Order volume improved in the first quarter of 2020 due to a 41.2% increase in orders pace in the Region, more than offsetting the 13.4% decrease in average community count compared to the prior year period. The Region ended the first quarter of 2020 with 1,059 units ordered valued at $343.0 million compared to 870 units valued at $306.3 million in the prior year quarter. The fast absorption pace of our communities has resulted in us selling out of communities faster than we have been able to open replacement communities. We are responding to the entry-level demand in this Region with a strong transition to first-time buyer product offerings and we attribute the pre-COVID-19 improved orders pace to that transition. Over 90% of actively selling communities at March 31, 2020 were targeted toward the first time and first move-up buyers. The higher volume of home closings outpaced the sales growth, which combined with flat year-over-year backlog entering the quarter led to nearly flat year-over-year ending backlog units. The Central Region ended the quarter with 1,333 units in backlog, up 1.9 % with a value decline to $459.9 million, or 5.8%, compared to the prior year due to lower average sales prices.
East. During the three months ended March 31, 2020, the East Region delivered 689 closings and $256.8 million in home closing revenue compared to 624 closings and $234.1 million in home closing revenue in the comparable prior year period, improvements of 10.4% and 9.7%, respectively. Orders and order value in the East Region improved by 10.8% and 6.0%, respectively, for the first quarter of 2020 with 922 units valued at $330.2 million compared to 832 units valued at $311.6 million in the prior year period. The improvement in orders is primarily due to a 20.2% increase in orders pace which more than offset the 8.1% decrease in average active communities. While boasting positive year over year results, the growth the East Region experienced in the first quarter of 2020 was more tepid than that of the preceding several quarters, due in part to a drop in the number of actively selling communities as well as the impact from a devastating tornado that hit the Nashville market in the first week of March. The East Region ended the quarter with 1,115 homes in backlog valued at $423.4 million compared to 1,041 homes valued at $417.5 million at March 31, 2019, 7.1% and 1.4% increases, respectively.

Land Closing Revenue and Gross Loss
From time to time, we may sell certain lots or land parcels to other homebuilders, developers or investors if we feel the sale will provide a greater economic benefit to us than continuing home construction or where we are looking to diversify our land positions in the specific geography. As a result of such sales, we recognized land closing revenue of $10.6 million and $9.5 million for the three months ending March 31, 2020 and 2019, respectively. We recognized land closing gross profit of $0.4 million in the first quarters of both 2020 and 2019.
Other Operating Information (dollars in thousands)

	Three Months Ended March 31,
	2020		2019
	Dollars	Percent of Home Closing Revenue	Dollars	Percent of Home Closing Revenue
Home Closing Gross Profit (1)
Total	$178,360	20.0%	$116,462	16.7%

West	$74,431	19.7%	$45,395	16.6%

Central	$54,191	21.2%	$34,363	17.9%

East	$49,738	19.4%	$36,704	15.7%

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
Companywide. Home closing gross margin for the first quarter of 2020 improved 330 basis points to 20.0% compared to 16.7% in the first quarter of 2019. The higher margin combined with higher revenue contributed to a $61.9 million improvement in home closing gross profit to end the quarter with $178.4 million compared to $116.5 million in 2019. As expected with our shift to entry-level and first time move up product offerings, improved backlog conversion and simplified product that is less costly and more efficient to build are contributing to higher gross margin.
West. Home closing gross margin for the West Region improved by 310 basis points to 19.7% for the first quarter of 2020 versus 16.6% in the first quarter of 2019. Pricing power, particularly in Arizona, contributed significantly to the improved margins year over year, as demand has been very strong in our entry-level and first move-up communities. In addition, greater leverage of our overhead costs on higher revenue combined with construction efficiencies driven by our simplified product offerings and shorter construction cycle times have favorably impacted margins across the West Region.
Central. The Central Region continued to provide the highest home closing gross margin in the company at 21.2% for the first quarter of 2020, up 330 basis points from 17.9% in the prior year quarter. Construction efficiencies driven by our simplified product offerings and lower costs combined with higher closing volume have expanded our leverage of overhead costs to improve gross margin. The lower 2019 home closing margin for the Central Region were also impacted by targeted incentives offered on speculative inventory homes in late 2018 and early 2019 that closed in the first half of 2019.
East. Home closing gross margin in the East Region reflect our most notable improvements, up 370 basis points year-over-year to 19.4% in the first quarter of 2020 versus 15.7% for the comparable 2019 period. The year-over-year improvement in gross margin for the three month period is the result of more efficient plan designs with shorter construction cycle times combined with greater leverage of overhead costs on higher closing volume as compared to the prior year period. We have fully transitioned to our updated product and plan designs in this Region whereas prior years included larger volumes of legacy product and plan designs that were less efficient and more costly to build.

Financial Services Profit (in thousands)

	Three Months Ended March 31,
	2020	2019
Financial services profit	$2,838	$4,702
Financial services profit represents the net profit of our financial services operations, including the operating profit generated by our wholly-owned title company, Carefree Title, as well as our portion of earnings from a mortgage joint venture and to a lesser degree the limited activity from our wholly owned insurance company, which is still in its infancy. Financial services profit declined $1.9 million in the first quarter of 2020 to $2.8 million versus $4.7 million in 2019. The lower financial services profit year-over-year is due to a change in the structure of customer incentives offered by our mortgage joint venture. The profits associated with these incentives in the first quarter of 2020 are captured as part of home closing revenue, whereas in the first quarter of 2019 these incentives were captured through financial services earnings. This change was effective in the fourth quarter of 2019.
Selling, General and Administrative Expenses and Other Expenses (dollars in thousands)

	Three Months Ended March 31,
	2020	2019
Commissions and other sales costs
Dollars	$(61,173)	$(52,555)
Percent of home closing revenue	6.9%	7.5%
General and administrative expenses
Dollars	$(34,170)	$(33,566)
Percent of home closing revenue	3.8%	4.8%
Interest expense
Dollars	$(16)	$(4,085)
Other income, net
Dollars	$611	$1,046
Provision for income taxes
Dollars	$(15,681)	$(6,958)
Commissions and Other Sales Costs. Commissions and other sales costs are comprised of internal and external commissions and related sales and marketing expenses such as advertising and sales office costs. These costs were $61.2 million for the three months ended March 31, 2020, $8.6 million higher than the prior year comparable period. As a percentage of home closing revenue, commissions and other sales costs decreased 60 basis points to 6.9% for the first quarter of 2020 compared to prior year period. The increase in commissions and other sales costs in dollars compared to prior year is largely related to the increased commissions paid out as a function of home closing revenue, whereas the decline as a percentage of home closing revenue is due to the combination of leverage from higher closing volume and the more efficient sales and marketing structure of our entry-level and first-time move-up communities.
General and Administrative Expenses. General and administrative expenses represent corporate and divisional overhead expenses such as salaries and bonuses, occupancy, insurance and travel expenses. For the three months ended March 31, 2020, general and administrative expenses were $34.2 million, slightly higher than the $33.6 million for the 2019 period, although as a percentage of home closing revenue, these expenses decreased by 100 basis points. We continually strive to optimize overhead leverage through cost control efforts and higher closing volume at both the corporate and divisional levels.
Interest Expense. Interest expense is comprised of interest incurred, but not capitalized, on our senior notes, other borrowings, and our amended and restated unsecured revolving credit facility ("Credit Facility"). Interest expense for the three months ended March 31, 2020 totaled $16,000 compared to $4.1 million in the corresponding prior year period. This year-over-year decrease is the result of less interest charges incurred resulting from the early tender of $300.0 million Senior Notes that were due in the first quarter of 2020, which we redeemed in the fourth quarter of 2019.
Other Income, Net. Other income, net, primarily consists of (i) sublease income, (ii) interest earned on our cash and cash equivalents, (iii) payments and awards related to legal settlements and (iv) our portion of pre-tax income or loss from non-financial services joint ventures. For the three months ended March 31, 2020, Other income, net was $0.6 million, compared to $1.0 million in the 2019 comparable period.

Income Taxes. Our effective tax rate was 18.1% and 21.5% for the three months ended March 31, 2020 and 2019, respectively. The reduced rate at March 31, 2020, is due to availability of the IRC §45L energy efficient homes credits from the enactment of the Taxpayer Certainty and Disaster Tax Relief Act on December 20, 2019, which extended the energy credit tax benefit to 2020. We also recorded a larger amount of tax benefit from equity-based compensation for stock awards that vested in the three months ended March 31, 2020 as compared to the same period in 2019.
Liquidity and Capital Resources
Overview
Our principal uses of capital in the first three months of 2020 were acquisition and development of new and strategic lot positions, home construction, operating expenses, the payment of routine liabilities, and repurchasing our common stock. We used funds generated by operations to meet our short-term working capital requirements. We remain focused long-term on acquiring desirable land positions, generating increasing margins in our homebuilding operations and maintaining a strong balance sheet to support future needs and growth, while leveraging land options where possible.
Operating Cash Flow Activities
During the three months ended March 31, 2020, net cash provided by operating activities totaled $43.9 million versus $32.3 million during the three months ended March 31, 2019. Operating cash flows in 2020 and 2019 benefited from cash generated by net earnings of $71.2 million and $25.4 million, respectively. For the three months ended March 31, 2020, operating cash flows were primarily offset by an increase in real estate of $45.2 million. For the three months ended March 31, 2019, net earnings were offset mainly by a decrease in accounts payable and accrued liabilities of $12.2 million.
Investing Cash Flow Activities
During the three months ended March 31, 2020, net cash used in investing activities totaled $4.2 million as compared to $6.3 million for the same period in 2019. Cash used in investing activities in the first three months of 2020 and 2019 is mainly attributable to the purchases of property and equipment of $5.3 million and $5.2 million for the 2020 and 2019 periods, respectively.
Financing Cash Flow Activities
During the three months ended March 31, 2020, net cash provided by financing activities totaled $438.2 million as compared to net cash used in financing activities of $9.9 million for the same period in 2019. The activity in 2020 is the result of $500.0 million in proceeds from our Credit Facility offset by $60.8 million in share repurchases. The net cash used in financing activities in 2019 primarily reflects repurchases of our common stock of $9.0 million.

Overview of Cash Management

Cash flows for each of our communities depend on their stage of the development cycle and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, zoning plat and other approvals, community and lot development, and construction of model homes, roads, utilities, landscape and other amenities. Because these costs are a component of our inventory and not recognized in our income statement until a home closes, we incur significant cash outlays prior to recognition of earnings. In the later stages of a community, cash inflows may significantly exceed earnings reported for financial statement purposes, as the cash outflow associated with home and land construction was previously incurred. From a liquidity standpoint, pre-COVID-19, we were actively acquiring and developing lots in our markets to grow our lot supply and active community count. We have since significantly slowed our spend on land acquisition and development to a notably slower pace until additional clarity after the impact and duration of COVID-19 is available.

During the three months ended March 31, 2020, we closed 2,316 homes, purchased about 3,100 lots for $122.5 million, spent $110.0 million on land development and started construction on 2,756 homes. We primarily purchase undeveloped land or partially-finished lots requiring development dollars in order to bring them to a finished status ready for home construction. We exercise strict controls and believe we have a prudent strategy for Company-wide cash management, including those related to cash outlays for land and inventory acquisition and development. We ended the first quarter of 2020 with $797.3 million of cash and cash equivalents, an increase of $477.9 million from December 31, 2019 and had $500.0 million in outstanding borrowings on our Credit Facility at March 31, 2020 with no such borrowings at December 31, 2019.

Between our available cash and liquidity remaining in our Credit Facility, we believe that we currently have sufficient liquidity to manage through the current COVID-19 environment. Nevertheless, we may seek additional capital to strengthen our liquidity position. Such additional capital may be in the form of equity or debt financing and may be from a variety of sources. There can be no assurances that we would be able to obtain such additional capital on terms acceptable to us, if at all, and such additional equity or debt financing could dilute the interests of our existing stockholders or increase our interest costs. We may also from time to time engage in opportunistic repurchases of our common stock in open market or privately-negotiated transactions as well as repurchase or redeem our outstanding senior notes although we do not currently intend to do so until the economy and our business stabilizes from COVID-19.

On February 13, 2019, the Company's Board of Directors authorized a new stock repurchase program, authorizing the expenditure of up to $100.0 million to repurchase shares of our common stock. There is no stated expiration for this program. The repurchases of the Company's shares may be made in the open market, in privately negotiated transactions, or otherwise. The timing and amount of repurchases, if any, will be determined by the Company's management at its discretion and be based on a variety of factors such as market price of the Company's common stock, corporate and contractual requirements, prevailing market and economic conditions and legal requirements. The share repurchase program may be modified, suspended or discontinued at any time. The Company intends to retire any shares repurchased. In the first quarter of 2020, we purchased and retired 1,000,000 shares of our common stock at an aggregate purchase price of $60.8 million and as of March 31, 2020, $23.2 million remained available under this program, although this program is currently on hold until our business stabilizes from COVID-19.

We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. Debt-to-capital and net debt-to-capital are calculated as follows (dollars in thousands):

	As of
	March 31, 2020	December 31, 2019
Notes payable and other borrowings	$1,518,194	$1,018,981
Stockholders’ equity	1,990,766	1,973,990
Total capital	$3,508,960	$2,992,971
Debt-to-capital (1)	43.3%	34.0%
Notes payable and other borrowings	$1,518,194	$1,018,981
Less: cash and cash equivalents	(797,321)	(319,466)
Net debt	720,873	699,515
Stockholders’ equity	1,990,766	1,973,990
Total net capital	$2,711,639	$2,673,505
Net debt-to-capital (2)	26.6%	26.2%

(1)Debt-to-capital is computed as senior notes, net and loans payable and other borrowings divided by the aggregate of total senior notes, net and loans payable and other borrowings and stockholders' equity.
(2)Net debt-to-capital is computed as net debt divided by the aggregate of net debt and stockholders' equity. Net debt is comprised of total senior notes, net and loans payable and other borrowings, less cash and cash equivalents. The most directly comparable GAAP financial measure is the ratio of debt-to-capital. We believe the ratio of net debt-to-capital is a relevant financial measure for investors to understand the leverage employed in our operations and as an indicator of our ability to obtain financing.

We have never declared cash dividends, nor do we intend to declare cash dividends in the foreseeable future. We plan to retain our cash to manage our liquidity and in the longer term, following stabilization of the economy and our business post COVID-19, we intend to utilize our cash to grow community count. Future cash dividends, if any, will depend upon economic and financial conditions, results of operations, capital requirements, statutory requirements, compliance with certain restrictive debt covenants, as well as other factors considered relevant by our Board of Directors

Credit Facility Covenants
Borrowings under the Credit Facility are unsecured, but availability is subject to, among other things, a borrowing base. The Credit Facility also contains certain financial covenants, including (a) a minimum tangible net worth requirement of $1.1 billion (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings), and (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 60%. In addition, we are required to maintain either (i) an interest coverage ratio (EBITDA to interest expense, as defined in the credit facility) of at least 1.50 to 1.00 or (ii) liquidity (as defined in the credit facility) of an amount not less than our consolidated interest incurred during the trailing 12 months. We were in compliance with all Credit Facility covenants as of March 31, 2020. Our actual financial covenant calculations as of March 31, 2020 are reflected in the table below.

Financial Covenant (dollars in thousands):	Covenant Requirement	Actual
Minimum Tangible Net Worth	$1,362,572	$1,952,240
Leverage Ratio	< 60%	21%
Interest Coverage Ratio (1)	> 1.50	6.46
Minimum Liquidity (1)	> $78,948	$940,043
Investments other than defined permitted investments	< $585,672	$3,279

(1)We are required to meet either the Interest Coverage Ratio or Minimum Liquidity, but not both.
Off-Balance Sheet Arrangements
Reference is made to Notes 1, 3, 4 and 15 in the accompanying notes to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q, which are incorporated by reference herein. These Notes discuss our off-balance sheet arrangements with respect to land acquisition contracts and option agreements, and land development joint ventures, including the nature and amounts of financial obligations relating to these items. In addition, these Notes discuss the nature and amounts of certain types of commitments that arise in connection with the ordinary course of our land development and homebuilding operations, including commitments of land development joint ventures for which we might be obligated.
Seasonality
Historically, we have experienced seasonal variations in our quarterly operating results and capital requirements. We typically take orders for more homes in the first half of the fiscal year than in the second half, which creates additional working capital requirements in the second and third quarters to build our inventories to satisfy seasonally higher deliveries in the second half of the year. Although the current year's trends will likely be impacted by COVID-19, we expect this seasonal pattern to continue over the long term.
Recent Issued Accounting Pronouncements
See Note 1 to our unaudited consolidated financial statements included in this report for discussion of recently issued accounting standards.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Our fixed rate debt is made up primarily of $1.0 billion in principal of our senior notes. Except in limited circumstances, we do not have an obligation to prepay our fixed-rate debt prior to maturity and, as a result, interest rate risk and changes in fair value should not have a significant impact on our fixed rate borrowings until we would be required to repay such debt and access the capital markets to issue new debt. Our Credit Facility is subject to interest rate changes as the borrowing rates are based on LIBOR or Prime (see Note 5 in the accompanying notes to the unaudited consolidated financial statements included in this Form 10-Q).
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
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item IA "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may eventually prove to materially adversely affect our business, financial condition and/or operating results. There has been no material change in our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 except as described below.

Our business could be materially disrupted by an epidemic or pandemic (such as the present COVID-19 pandemic), or fear of such an event, and the measures that federal, state and local governments and/or health authorities implement to address it.

Demand for our homes is dependent on a variety of macroeconomic factors, such as employment levels, interest rates, changes in stock market valuations, consumer confidence, housing demand, availability of financing for home buyers, availability and prices of new homes compared to existing inventory, and demographic trends. These factors can be significantly adversely affected by a variety of factors beyond our control. The COVID-19 pandemic and the measures undertaken by governmental authorities to address it, are disrupting or preventing us from operating our business in the ordinary course and the duration of this interruption is currently unknown. This disruption combined with any associated economic and/or social instability or distress, is expected to have an adverse impact on our results of operations, financial condition and cash flows.

On March 11, 2020, the World Health Organization characterized the outbreak of COVID-19 as a global pandemic and recommended containment and mitigation measures. On March 13, 2020, the United States declared a national emergency concerning the outbreak, and since that date most states and municipalities have declared public health emergencies. As a result, there have been extraordinary and wide-ranging actions taken by federal, state and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 across the United States, including quarantines and “shelter-in-place” orders which substantially restrict daily activities. In nearly all of the markets in which we build homes, construction operations have been deemed “essential” by the local governments and we have been able to maintain our operations through the date of this report, although in an altered and frequently more limited capacity due to various health, safety and operational precautions that we adopted in response to COVID-19.

We are currently experiencing tempered traffic and orders pace and increases in order cancellation rates. We are uncertain of the potential full magnitude or duration of the business and economic impacts from COVID-19, which could include:

•declining orders and declining closing volume and associated revenues;
•declining sales prices thereby reducing home closing margin, which if severe and sustained could result in potential real estate impairments;

•tightening of mortgage lending thereby reducing the number of potential homebuyers;
•disruptions in our supply chain which would delay construction and completion of our homes;
•intensifying public health efforts to such an extent that we will not be able to conduct any business operations in certain of our served markets or at all for an indefinite period;
•a change in the classification of our business as “essential” in one or more of our markets that would preclude us from continuing our development and construction activities;
•inefficiencies and increased costs in our development, construction and administrative processes due to social distancing and personal protective equipment requirements;
•limitations on employee resources and availability, including due to sickness, government restrictions or the desire of employees to avoid contact with large groups of people;
•should any key employees become ill with COVID-19 and unable to work, the attention of management could be diverted, and
•significant volatility in financial markets and a sharp decrease in the value of equity securities, including our      common stock.

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
Issuer Purchases of Equity Securities
On February 13, 2019, the Company's Board of Directors authorized a new stock repurchase program, authorizing the expenditure of up to $100.0 million to repurchase shares of our common stock. There is no stated expiration for this program. The repurchases of the Company's shares may be made in the open market, in privately negotiated transactions, or otherwise. The timing and amount of repurchases, if any, will be determined by the Company's management at its discretion and be based on a variety of factors such as the market price of the Company's common stock, corporate and contractual requirements, prevailing market and economic conditions and legal requirements. The share repurchase program may be modified, suspended or discontinued at any time. This program is currently on hold until our business stabilizes from COVID-19. As of March 31, 2020, there was $23.2 million available under this program to repurchase shares.

Period	Total Number of Shares Purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
January 1, 2020 - January 31, 2020	100,000	$61.35	100,000	$77,830,088
February 1, 2020 - February 29, 2020	280,300	$65.03	280,300	$59,601,320
March 1, 2020 - March 31, 2020	619,700	$58.82	619,700	$23,152,230
Total	1,000,000		1,000,000

Item 6.	Exhibits

Exhibit Number	Description	Page or Method of Filing
3.1	Restated Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3 of Form 8-K dated June 20, 2002

3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated September 15, 2004

3.1.2	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Proxy Statement for the Registrant's 2006 Annual Meeting of Stockholders

3.1.3	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix B of Proxy Statement for the Registrant's 2008 Annual Meeting of Stockholders

3.1.4	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Definitive Proxy Statement filed with the Securities and Exchange Commission on January 9, 2009

3.2	Amended and Restated Bylaws of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated May 10, 2017

10.1	Hilla Sferruzza - Notice of Approved 2020 Compensation	Incorporated by reference to Exhibit 10.1 of Form 8-K dated February 11, 2020

10.2	Phillippe Lord - Notice of Approved 2020 Compensation	Incorporated by reference to Exhibit 10.2 of Form 8-K dated February 11, 2020

10.3	C. Timothy White - Notice of Approved 2020 Compensation	Incorporated by reference to Exhibit 10.3 of Form 8-K dated February 11, 2020

10.4	Javier Feliciano - Notice of Approved 2020 Compensation	Incorporated by reference to Exhibit 10.4 of Form 8-K dated February 11, 2020

31.1	Rule 13a-14(a)/15d-14(a) Certification of Steven J. Hilton, Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Hilla Sferruzza, Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Furnished herewith

101.0	The following financial statements from the Meritage Homes Corporation Quarterly Report on Form 10-Q as of and for the three months ended March 31, 2020 were formatted in Inline XBRL (Extensible Business Reporting Language); (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Income Statements, (iii) Unaudited Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Consolidated Financial Statements.

104.0	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERITAGE HOMES CORPORATION, a Maryland corporation

By:	/s/ HILLA SFERRUZZA
Hilla Sferruzza Chief Financial Officer and Chief Accounting Officer (Duly Authorized Officer and Principal Financial Officer)

Date:	May 1, 2020

INDEX OF EXHIBITS

3.1	Restated Articles of Incorporation of Meritage Homes Corporation

3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.2	Amendment to Articles of Incorporation of Amendment to Articles of Incorporation of Meritage Homes Corporation Homes Corporation

3.1.3	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.4	Amendment to Articles of Incorporation of Amendment to Articles of Incorporation of Meritage Homes Corporation Homes Corporation

3.2	Amended and Restated Bylaws of Meritage Homes Corporation

10.1	Hilla Sferruzza - Notice of Approved 2020 Compensation

10.2	Phillippe Lord - Notice of Approved 2020 Compensation

10.3	C. Timothy White - Notice of Approved 2020 Compensation

10.4	Javier Feliciano - Notice of Approved 2020 Compensation

31.1	Rule 13a-14(a)/15d-14(a) Certification of Steven J. Hilton, Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Hilla Sferruzza, Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.0	The following financial statements from the Meritage Homes Corporation Quarterly Report on Form 10-Q as of and for the three months ended March 31, 2020 were formatted in Inline XBRL (Extensible Business Reporting Language); (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Income Statements, (iii) Unaudited Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Consolidated Financial Statements.

104.0	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL.