Form 10-Q
period 2020-06-30
Meritage Homes CORP
filed 2020-07-27
CIK 833079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by a checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Common shares outstanding as of July 23, 2020: 37,603,517

MERITAGE HOMES CORPORATION
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2020

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30, 2020	December 31, 2019
Assets
Cash and cash equivalents	$484,622	$319,466
Other receivables	93,872	88,492
Real estate	2,733,428	2,744,361
Deposits on real estate under option or contract	47,832	50,901
Investments in unconsolidated entities	3,646	4,443
Property and equipment, net	46,299	50,606
Deferred tax asset	26,468	25,917
Prepaids, other assets and goodwill	105,561	114,063
Total assets	$3,541,728	$3,398,249
Liabilities
Accounts payable	$167,235	$155,024
Accrued liabilities	249,208	226,008
Home sale deposits	23,247	24,246
Loans payable and other borrowings	20,889	22,876
Senior notes, net	996,548	996,105
Total liabilities	1,457,127	1,424,259
Stockholders’ Equity
Preferred stock, par value $0.01. Authorized 10,000,000 shares; none issued and outstanding at June 30, 2020 and December 31, 2019	—	—
Common stock, par value $0.01. Authorized 125,000,000 shares; 37,603,517 and 38,199,111 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	377	382
Additional paid-in capital	454,138	505,352
Retained earnings	1,630,086	1,468,256
Total stockholders’ equity	2,084,601	1,973,990
Total liabilities and stockholders’ equity	$3,541,728	$3,398,249
See accompanying notes to unaudited consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Homebuilding:
Home closing revenue	$1,031,591	$863,053	$1,922,008	$1,561,703
Land closing revenue	1,488	1,557	12,084	11,052
Total closing revenue	1,033,079	864,610	1,934,092	1,572,755
Cost of home closings	(810,895)	(703,935)	(1,522,952)	(1,286,123)
Cost of land closings	(2,936)	(3,299)	(13,149)	(12,428)
Total cost of closings	(813,831)	(707,234)	(1,536,101)	(1,298,551)
Home closing gross profit	220,696	159,118	399,056	275,580
Land closing gross loss	(1,448)	(1,742)	(1,065)	(1,376)
Total closing gross profit	219,248	157,376	397,991	274,204
Financial Services:
Revenue	4,478	4,160	8,390	7,388
Expense	(1,758)	(1,720)	(3,493)	(3,224)
Earnings from financial services unconsolidated entities and other, net	1,069	3,591	1,730	6,569
Financial services profit	3,789	6,031	6,627	10,733
Commissions and other sales costs	(70,408)	(60,125)	(131,581)	(112,680)
General and administrative expenses	(36,176)	(34,779)	(70,346)	(68,345)
Interest expense	(2,105)	(3,197)	(2,121)	(7,282)
Other income, net	1,514	2,368	2,125	3,414
Earnings before income taxes	115,862	67,674	202,695	100,044
Provision for income taxes	(25,184)	(16,846)	(40,865)	(23,804)
Net earnings	$90,678	$50,828	$161,830	$76,240
Earnings per common share:
Basic	$2.41	$1.33	$4.28	$2.00
Diluted	$2.38	$1.31	$4.20	$1.97
Weighted average number of shares:
Basic	37,599	38,266	37,842	38,136
Diluted	38,169	38,889	38,512	38,789
See accompanying notes to unaudited consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net earnings	$161,830	$76,240
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	14,551	12,381
Stock-based compensation	9,594	10,062
Equity in earnings from unconsolidated entities	(1,691)	(5,828)
Distributions of earnings from unconsolidated entities	1,491	8,508
Other	2,548	4,305
Changes in assets and liabilities:
Decrease in real estate	9,655	5,439
Decrease in deposits on real estate under option or contract	2,225	5,096
Decrease/(increase) in other receivables, prepaids and other assets	3,469	(28)
Increase/(decrease) in accounts payable and accrued liabilities	34,772	(6,439)
(Decrease)/increase in home sale deposits	(999)	3,613
Net cash provided by operating activities	237,445	113,349
Cash flows from investing activities:
Investments in unconsolidated entities	(3)	(1,112)
Distributions of capital from unconsolidated entities	1,000	7,250
Purchases of property and equipment	(10,343)	(12,132)
Proceeds from sales of property and equipment	259	192
Maturities/sales of investments and securities	632	566
Payments to purchase investments and securities	(632)	(566)
Net cash used in investing activities	(9,087)	(5,802)
Cash flows from financing activities:
Repayment of loans payable and other borrowings	(2,389)	(2,629)
Repurchase of shares	(60,813)	(8,957)
Net cash used in financing activities	(63,202)	(11,586)
Net increase in cash and cash equivalents	165,156	95,961
Cash and cash equivalents, beginning of period	319,466	311,466
Cash and cash equivalents, end of period	$484,622	$407,427
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
Our homebuilding activities are conducted under the name of Meritage Homes in each of our homebuilding markets. In limited cases, we also offer luxury homes under the brand name of Monterey Homes that are currently in close-out stages. At June 30, 2020, we were actively selling homes in 237 communities, with base prices ranging from approximately $183,000 to $1,300,000.
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
Cash and Cash Equivalents. Liquid investments with an initial maturity of three months or less are classified as cash equivalents. Amounts in transit from title companies or closing agents for home closings of approximately $68.4 million and $54.5 million are included in cash and cash equivalents at June 30, 2020 and December 31, 2019, respectively.
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
We rely on certain estimates to determine our construction and land development costs. Construction and land costs are comprised of direct and allocated costs, including estimated future costs. In determining these costs, we compile project budgets that are based on a variety of assumptions, including future construction schedules and costs to be incurred. It is possible that actual results could differ from budgeted amounts for various reasons, including construction and weather delays, labor or material shortages, increases in costs that have not yet been committed, changes in governmental requirements, or other unanticipated issues or delays encountered during construction and development and other factors beyond our control. To address uncertainty in these budgets, we assess, update and revise project budgets on a regular basis, utilizing the most current information available to estimate home construction and land development costs.
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
Deposits. Deposits paid for land options and purchase contracts are recorded and classified as Deposits on real estate under option or contract until the related land is purchased. Deposits are reclassified as a component of Real estate at the time the deposit is applied to the acquisition price of the land based on the terms of the underlying agreements. To the extent they are non-refundable, deposits are charged to expense if the land acquisition contract is terminated or no longer considered probable. Since our acquisition contracts typically do not require specific performance, we do not consider such contracts to be contractual obligations to purchase the land and our total exposure under such contracts is limited to the loss of the non-refundable deposits and any ancillary capitalized costs. Our Deposits on real estate under option or contract were $47.8 million and $50.9 million as of June 30, 2020 and December 31, 2019, respectively.
Goodwill. In accordance with ASC 350, Intangibles, Goodwill and Other ("ASC 350"), we analyze goodwill on an annual basis (or whenever indication of impairment exists) through a qualitative assessment to determine whether it is necessary to perform a goodwill impairment test. Such qualitative factors include: (1) macroeconomic conditions, such as a deterioration in general economic conditions, (2) industry and market considerations such as deterioration in the environment in which the entity operates, (3) cost factors such as increases in raw materials and labor costs, and (4) overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings. If the qualitative analysis determines that additional impairment testing is required, impairment testing in accordance with ASC 350 would be initiated. We continually evaluate our qualitative inputs to assess whether events and circumstances have occurred that indicate the goodwill balance may not be recoverable. See Note 9 for additional information on our goodwill assets.
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
The table below outlines our ROU assets and lease liabilities (in thousands):

	As of
	June 30, 2020	December 31, 2019
ROU assets	$23,936	$26,332
Lease liabilities	31,182	34,231

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
The table below outlines our surety bond and letter of credit obligations (in thousands):

	As of
	June 30, 2020		December 31, 2019
	Outstanding	Estimated work remaining to complete	Outstanding	Estimated work remaining to complete
Sureties:
Sureties related to owned projects and lots under contract	$437,963	$176,195	$405,017	$186,986
Total Sureties	$437,963	$176,195	$405,017	$186,986
Letters of Credit (“LOCs”):
LOCs for land development	66,715	N/A	57,192	N/A
LOCs for general corporate operations	3,750	N/A	3,750	N/A
Total LOCs	$70,465	N/A	$60,942	N/A
Accrued Liabilities. Accrued liabilities at June 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	As of
	June 30, 2020	December 31, 2019
Accruals related to real estate development and construction activities	$78,210	$74,448
Payroll and other benefits	50,874	67,734
Accrued interest	8,610	8,758
Accrued taxes	38,766	8,459
Warranty reserves	21,578	22,015
Lease liabilities	31,182	34,231
Other accruals	19,988	10,363
Total	$249,208	$226,008

Warranty Reserves. We provide home purchasers with limited warranties against certain building defects and we have certain obligations related to those post-construction warranties for closed homes. The specific terms and conditions of these limited warranties vary by state, but overall the nature of the warranties include a complete workmanship and materials warranty for the first year after the close of the home, a major mechanical warranty for two years after the close of the home and a structural warranty that typically extends up to 10 years after the close of the home. With the assistance of an actuary, we have estimated the reserves for the structural warranty based on the number of homes still under warranty and historical data and trends for our communities. We may use industry data with respect to similar product types and geographic areas in markets where our experience is incomplete to draw a meaningful conclusion. We regularly review our warranty reserves and adjust them, as necessary, to reflect changes in trends as information becomes available. Based on such reviews of warranty costs incurred, we did not adjust the warranty reserve balance in the three or six months ended June 30, 2020 or 2019. Included in the warranty reserve balances at June 30, 2020 and December 31, 2019 reflected in the table below are case-specific reserves for a warranty matter related to alleged stucco defects in Florida and water drainage issues in a single community in Florida. See Note 15 in the accompanying unaudited financial statements for additional information regarding these case-specific reserves.

A summary of changes in our warranty reserves follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Balance, beginning of period	$22,090	$23,213	$22,015	$24,552
Additions to reserve from new home deliveries	4,218	3,888	8,028	7,275
Warranty claims	(4,730)	(6,174)	(8,465)	(10,900)
Adjustments to pre-existing reserves	—	—	—	—
Balance, end of period	$21,578	$20,927	$21,578	$20,927
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
Home closing and land sale revenue expected to be recognized in any future year related to remaining performance obligations (if any) and contract liabilities expected to be recognized as revenue, excluding revenue pertaining to contracts that have an original expected duration of one year or less, is not material. Revenue from financial services includes estimated insurance policy renewal commissions. Our performance obligations are satisfied upon issuance of the initial policy with a third party broker, accordingly, related contract assets for these estimated future renewal commissions are included in Prepaids, other assets and goodwill totaling $0.5 million at June 30, 2020, with no such assets at December 31, 2019. Our three sources of revenue are disaggregated by type in the accompanying unaudited consolidated income statements.
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
NOTE 2 — REAL ESTATE AND CAPITALIZED INTEREST
Real estate consists of the following (in thousands):

	As of
	June 30, 2020	December 31, 2019
Homes under contract under construction (1)	$847,606	$564,762
Unsold homes, completed and under construction (1)	444,057	686,948
Model homes (1)	101,804	121,340
Finished home sites and home sites under development (2)	1,339,961	1,371,311
Total	$2,733,428	$2,744,361

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
Subject to sufficient qualifying assets, we capitalize our development period interest costs incurred in connection with our real estate development and construction activities. Capitalized interest is allocated to active real estate when incurred and charged to cost of closings when the related property is delivered. A summary of our capitalized interest is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Capitalized interest, beginning of period	$78,162	$89,414	$82,014	$88,454
Interest incurred	17,550	21,465	34,085	42,908
Interest expensed	(2,105)	(3,197)	(2,121)	(7,282)
Interest amortized to cost of home and land closings	(20,725)	(19,375)	(41,096)	(35,773)
Capitalized interest, end of period	$72,882	$88,307	$72,882	$88,307

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
The table below presents a summary of our lots under option at June 30, 2020 (dollars in thousands):

	Projected Number of Lots	Purchase Price	Option/ Earnest Money Deposits–Cash
Purchase and option contracts recorded on balance sheet as Real estate not owned	—	$—	$—
Option contracts — non-refundable deposits, committed (1)	6,715	347,701	28,393
Purchase contracts — non-refundable deposits, committed (1)	6,612	182,935	13,084
Purchase and option contracts —refundable deposits, committed	3,870	113,119	1,375
Total committed	17,197	643,755	42,852
Purchase and option contracts — refundable deposits, uncommitted (2)	13,354	448,244	4,980
Total lots under contract or option	30,551	$1,091,999	$47,832
Total purchase and option contracts not recorded on balance sheet (3)	30,551	$1,091,999	$47,832	(4)

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
(4)Amount is reflected on our unaudited consolidated balance sheet in Deposits on real estate under option or contract as of June 30, 2020.
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
NOTE 4 - INVESTMENTS IN UNCONSOLIDATED ENTITIES
We may enter into land development joint ventures as a means of accessing larger parcels of land, expanding our market opportunities, managing our risk profile and leveraging our capital base. While purchasing land through a joint venture can be beneficial, currently we do not view joint ventures as a primary source of land acquisitions. Our joint venture partners are generally other homebuilders, land sellers or other real estate investors. We generally do not have a controlling interest in these ventures, which means our joint venture partners could cause the venture to take actions we disagree with or fail to take actions we believe should be undertaken, including the sale of the underlying property to repay debt or recoup all or part of the partners' investments. Based on the structure of each joint venture, it may or may not be consolidated into our results. As of June 30, 2020, we had one active equity-method land venture with limited operations.

As of June 30, 2020, we also participated in one mortgage joint venture, which is engaged in mortgage activities and provides services to both our homebuyers as well as other buyers. Our investment in this mortgage joint venture as of June 30, 2020 and December 31, 2019 was $0.4 million and $0.7 million, respectively.

Summarized condensed combined financial information related to unconsolidated joint ventures that are accounted for using the equity method was as follows (in thousands):

	As of
	June 30, 2020	December 31, 2019
Assets:
Cash	$8,842	$6,329
Real estate	6,079	6,654
Other assets	3,486	4,382
Total assets	$18,407	$17,365
Liabilities and equity:
Accounts payable and other liabilities	$8,655	$6,580
Equity of:
Meritage (1)	4,691	5,678
Other	5,061	5,107
Total liabilities and equity	$18,407	$17,365

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$10,550	$10,846	$17,273	$19,844
Costs and expenses	(7,944)	(3,599)	(13,807)	(9,715)
Net earnings of unconsolidated entities	$2,606	$7,247	$3,466	$10,129
Meritage’s share of pre-tax earnings (1) (2)	$1,048	$3,654	$1,735	$5,828

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
NOTE 5 — LOANS PAYABLE AND OTHER BORROWINGS
Loans payable and other borrowings consist of the following (in thousands):

	As of
	June 30, 2020	December 31, 2019
Other borrowings, real estate notes payable (1)	$20,889	$22,876
$780.0 million unsecured revolving credit facility with interest approximating LIBOR (approximately 0.16% at June 30, 2020) plus 1.375% or Prime (3.25% at June 30, 2020) plus 0.375%	—	—
Total	$20,889	$22,876
(1)Reflects balance of non-recourse non-interest bearing notes payable in connection with land purchases.

The Company entered into an amended and restated unsecured revolving credit facility ("Credit Facility") in 2014 that has been amended from time to time. In June 2019 the Credit Facility was amended, extending the maturity date to July 2023, along with minor administrative changes. The Credit Facility's aggregate commitment is $780.0 million with an accordion feature permitting the size of the facility to increase to a maximum of $880.0 million, subject to certain conditions, including the availability of additional bank commitments. Borrowings under the Credit Facility are unsecured, but availability is subject to, among other things, a borrowing base. The Credit Facility also contains certain financial covenants, including (a) a minimum tangible net worth requirement of $1.1 billion (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings), and (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 60%. In addition, we are required to maintain either (i) an interest coverage ratio (EBITDA to interest expense, as defined therein) of at least 1.50 to 1.00 or (ii) liquidity (as defined therein) of an amount not less than our consolidated interest incurred during the trailing 12 months. We were in compliance with all Credit Facility covenants as of June 30, 2020.
We had no outstanding borrowings under the Credit Facility as of June 30, 2020 and December 31, 2019. During the second quarter of 2020 we repaid the entire $500.0 million outstanding balance on our Credit Facility, and had no additional borrowings during the three months ended June 30, 2020. There were no borrowings or repayments in the second quarter of 2019. As of June 30, 2020, we had outstanding letters of credit issued under the Credit Facility totaling $70.5 million, leaving $709.5 million available under the Credit Facility to be drawn.
NOTE 6 — SENIOR NOTES, NET
Senior notes, net consist of the following (in thousands):

	As of
	June 30, 2020	December 31, 2019
7.00% senior notes due 2022	300,000	300,000
6.00% senior notes due 2025. At June 30, 2020 and December 31, 2019 there was approximately $4,023 and $4,432 in net unamortized premium, respectively.	404,023	404,432
5.125% senior notes due 2027	300,000	300,000
Net debt issuance costs	(7,475)	(8,327)
Total	$996,548	$996,105
The indentures for all of our senior notes contain covenants including, among others, limitations on the amount of secured debt we may incur, and limitations on sale and leaseback transactions and mergers. We believe we are in compliance with all such covenants as of June 30, 2020.
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
Financial Instruments: The fair value of our fixed-rate debt is derived from quoted market prices by independent dealers (level 2 inputs as per the discussion above) and is as follows (in thousands):

	As of
	June 30, 2020		December 31, 2019
	Aggregate Principal	Estimated Fair Value	Aggregate Principal	Estimated Fair Value
7.00% senior notes	$300,000	$316,140	$300,000	$327,390
6.00% senior notes	$400,000	$427,000	$400,000	$449,200
5.125% senior notes	$300,000	$308,490	$300,000	$319,500
Due to the short-term nature of other financial assets and liabilities, including our Loans payable and other borrowings, we consider the carrying amounts of our other short-term financial instruments to approximate fair value.
NOTE 8 — EARNINGS PER SHARE
Basic and diluted earnings per common share were calculated as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Basic weighted average number of shares outstanding	37,599	38,266	37,842	38,136
Effect of dilutive securities:
Unvested restricted stock	570	623	670	653
Diluted average shares outstanding	38,169	38,889	38,512	38,789
Net earnings	$90,678	$50,828	$161,830	$76,240
Basic earnings per share	$2.41	$1.33	$4.28	$2.00
Diluted earnings per share	$2.38	$1.31	$4.20	$1.97

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

A summary of the carrying amount of goodwill follows (in thousands):

	West	Central	East	Financial Services	Corporate	Total
Balance at December 31, 2019	$—	$—	$32,962	$—	$—	$32,962
Additions	—	—	—	—	—	—
Balance at June 30, 2020	$—	$—	$32,962	$—	$—	$32,962

NOTE 10 — STOCKHOLDERS’ EQUITY
A summary of changes in stockholders’ equity is presented below (in thousands):

	Six Months Ended June 30, 2020
	(In thousands)
	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2019	38,199	$382	$505,352	$1,468,256	$1,973,990
Net earnings	—	—	—	71,152	71,152
Stock-based compensation expense	—	—	6,437	—	6,437
Issuance of stock	398	4	(4)	—	—
Share repurchases	(1,000)	(10)	(60,803)	—	(60,813)
Balance at March 31, 2020	37,597	$376	$450,982	$1,539,408	$1,990,766
Net earnings	—	—	—	90,678	90,678
Stock-based compensation expense	—	—	3,157	—	3,157
Issuance of stock	6	1	(1)	—	—
Balance at June 30, 2020	37,603	$377	$454,138	$1,630,086	$2,084,601

	Six Months Ended June 30, 2019
	(In thousands)
	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2018	38,073	$381	$501,781	$1,218,593	$1,720,755
Net earnings	—	—	—	25,412	25,412
Stock-based compensation expense	—	—	5,861	—	5,861
Issuance of stock	400	4	(4)	—	—
Share repurchases	(209)	(2)	(8,955)	—	(8,957)
Balance at March 31, 2019	38,264	$383	$498,683	$1,244,005	$1,743,071
Net earnings	—	—	—	50,828	50,828
Stock-based compensation expense	—	—	4,201	—	4,201
Issuance of stock	3	—	—	—	—
Balance at June 30, 2019	38,267	$383	$502,884	$1,294,833	$1,798,100

NOTE 11 — STOCK BASED AND DEFERRED COMPENSATION
We have a stock compensation plan, the Meritage Homes Corporation 2018 Stock Incentive Plan (the “2018 Plan"), that was approved by our Board of Directors and our stockholders and adopted in May 2018. The 2018 Plan is administered by our Board of Directors and allows for the grant of stock appreciation rights, restricted stock awards, restricted stock units, performance share awards and performance-based awards in addition to non-qualified and incentive stock options. Effective May 2019, our prior stock compensation plan, the Amended and Restated 2006 Stock Incentive Plan (the “2006 Plan”) expired, and all available shares from expired, terminated, or forfeited awards that remained under the 2006 Plan and prior plans were merged into and became available for grant under the 2018 Plan. The 2018 Plan authorizes awards to officers, key employees, non-employee directors and consultants. The 2018 Plan authorizes 6,600,000 shares of stock to be awarded, of which 1,303,194 shares remain available for grant at June 30, 2020. We believe that such awards provide a means of performance-based compensation to attract and retain qualified employees and better align the interests of our employees with those of our stockholders. Non-vested stock awards are usually granted with a five-year ratable vesting period for employees, a three-year cliff vesting for both non-vested stock and performance-based awards granted to senior executive officers and either a three-year cliff vesting or one-year vesting for non-employee directors, dependent on their start date.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Stock-based compensation expense	$3,157	$4,201	$9,594	$10,062
Non-vested shares granted	—	4,500	223,481	382,014
Performance-based non-vested shares granted	—	—	56,139	94,152
Performance-based shares issued in excess of target shares granted (1)	—	—	24,054	21,039
Restricted stock awards vested (includes performance-based awards)	6,060	2,600	404,406	402,923
(1)Performance-based shares that vested and were issued as a result of performance achievement exceeding the originally established targeted number of shares related to respective performance metrics.
The following table includes additional information regarding our Stock Plans (dollars in thousands):

	As of
	June 30, 2020	December 31, 2019
Unrecognized stock-based compensation cost	$28,233	$22,341
Weighted average years expense recognition period	2.51	1.70
Total equity awards outstanding (1)	1,111,295	1,240,529
(1)Includes unvested restricted stock, performance-based awards (assuming 100% payout) and restricted stock units.
We also offer a non-qualified deferred compensation plan ("deferred compensation plan") to highly compensated employees in order to allow them additional pre-tax income deferrals above and beyond the limits that qualified plans, such as 401(k) plans, impose on highly compensated employees. We do not currently offer a contribution match on the deferred compensation plan. All contributions to the plan to date have been funded by the employees and, therefore, we have no associated expense related to the deferred compensation plan for the six months ended June 30, 2020 or 2019, other than minor administrative costs.

NOTE 12 — INCOME TAXES
Components of the income tax provision are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Federal	$20,528	$13,926	$32,902	$19,668
State	4,656	2,920	7,963	4,136
Total	$25,184	$16,846	$40,865	$23,804

The effective tax rate for the three and six months ended June 30, 2020 was 21.7% and 20.2%, and for the three and six months ended June 30, 2019 was 24.9% and 23.8%, respectively. The six months ended June 30, 2020 tax rate reflects the Taxpayer Certainty and Disaster Tax Relief Act of 2019 enacted into law on December 20, 2019. That act extended eligibility for the Internal Revenue Code ("IRC") §45L new energy efficient homes credit for years 2018 through 2020. For the first half of 2020, we recorded a tax benefit from the new law based on estimates for qualifying new energy efficient homes. For the first half of 2019, the tax benefit from the new law was not reflected in the tax rate due to the December enactment date. There is a small amount of §45L tax benefit in the first half of 2019, from our efforts to capture additional energy credits from 2016 and 2017 home closings. In the first half of 2019 and 2020, we recorded tax benefits from equity-based compensation for stock awards vested in the quarter. These tax benefits have a favorable impact on our effective tax rates.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security ("CARES Act") was enacted into law in response to the widespread economic impact of the COVID-19 pandemic. Although the CARES Act has several provisions which may benefit our company and its employees, these provisions are not expected to have a material impact on our tax rate in 2020. We will continue to monitor the CARES Act and will take advantage of favorable tax-related provisions if and when applicable.
At June 30, 2020 and December 31, 2019, we have no unrecognized tax benefits. We believe that our current income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change. Our policy is to accrue interest and penalties on unrecognized tax benefits and include them in federal income tax expense.
We determine our deferred tax assets and liabilities in accordance with ASC 740, Income Taxes. We evaluate our deferred tax assets, including the benefit from net operating losses ("NOLs"), by jurisdiction to determine if a valuation allowance is required. Companies must assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. This assessment considers, among other matters, the nature, frequency and severity of cumulative losses, forecasts of future profitability, the length of statutory carry forward periods, experiences with operating losses and experiences of utilizing tax credit carry forwards and tax planning alternatives. We have no valuation allowance on our deferred tax assets or NOL carryovers at June 30, 2020.
At June 30, 2020, we had no remaining federal NOL carry forward or un-utilized federal tax credits. At June 30, 2020 and December 31, 2019, we had tax benefits for state NOL carry forwards of $0.8 million, net of federal benefit, that begin to expire in 2030.
At June 30, 2020, we have income taxes payable of $31.7 million and income taxes receivable of $5.0 million. The income taxes payable primarily consists of current federal and state tax accruals, net of estimated tax payments. This amount is recorded in Accrued liabilities on the accompanying unaudited balance sheet at June 30, 2020. The income taxes receivable primarily consists of energy tax credits related to homes that closed through 2017 and is recorded in Other receivables on the accompanying unaudited balance sheet at June 30, 2020.
We conduct business and are subject to tax in the U.S. both federally and in several states. With few exceptions, we are no longer subject to U.S. federal, state, or local income tax examinations by taxing authorities for years prior to 2015. We have one state income tax examination being conducted at this time and do not expect it to have a material outcome.
The tax benefits from NOLs, built-in losses, and tax credits would be materially reduced or potentially eliminated if we experience an “ownership change” as defined under IRC §382. Based on our analysis performed as of June 30, 2020 we do not believe that we have experienced an ownership change. As a protective measure, our stockholders held a Special Meeting of Stockholders on February 16, 2009 and approved an amendment to our Articles of Incorporation that restricts certain transfers of our common stock. The amendment is intended to help us avoid an unintended ownership change and thereby preserve the value of any tax benefit for future utilization.

NOTE 13 — SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
The following table presents certain supplemental cash flow information (in thousands):

	Six Months Ended June 30,
	2020	2019
Cash paid during the year for:
Interest capitalized, net	$1,089	$6,179
Income taxes paid	$—	$16,536
Non-cash operating activities:
Real estate acquired through notes payable	$402	$23

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
The following segment information is in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Homebuilding revenue (1):
West	$382,245	$299,002	$764,493	$571,968
Central	296,357	290,532	556,484	482,138
East	354,477	275,076	613,115	518,649
Consolidated total	$1,033,079	$864,610	$1,934,092	$1,572,755
Homebuilding segment operating income:
West	$44,742	$24,074	$86,636	$42,382
Central	37,895	28,480	66,814	40,816
East	37,791	19,216	59,552	28,909
Total homebuilding segment operating income	120,428	71,770	213,002	112,107
Financial services segment profit	3,789	6,031	6,627	10,733
Corporate and unallocated costs (2)	(7,764)	(9,298)	(16,938)	(18,928)
Interest expense	(2,105)	(3,197)	(2,121)	(7,282)
Other income, net	1,514	2,368	2,125	3,414
Net earnings before income taxes	$115,862	$67,674	$202,695	$100,044

(1)Homebuilding revenue includes the following land closing revenue, by segment, as outlined in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Land closing revenue:
West	$456	$30	$4,974	$30
Central	382	693	4,600	693
East	650	834	2,510	10,329
Total	$1,488	$1,557	$12,084	$11,052
(2)Balance consists primarily of corporate costs and numerous shared service functions such as finance and treasury that are not allocated to the homebuilding or financial services reporting segments.

	At June 30, 2020
	West		Central		East		Financial Services	Corporate and Unallocated		Total
Deposits on real estate under option or contract	$10,952		$13,232		$23,648		$—	$—		$47,832
Real estate	1,205,741		718,760		808,927		—	—		2,733,428
Investments in unconsolidated entities	260		2,999		—		—	387		3,646
Other assets	59,928	(1)	116,232	(2)	88,167	(3)	659	491,836	(4)	756,822
Total assets	$1,276,881		$851,223		$920,742		$659	$492,223		$3,541,728

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
(4)Balance consists primarily of cash.

NOTE 15 — COMMITMENTS AND CONTINGENCIES
We are involved in various routine legal and regulatory proceedings, including, without limitation, warranty claims and litigation and arbitration proceedings alleging construction defects. In general, the proceedings are incidental to our business, and most exposure is subject to and should be covered by warranty and indemnity obligations of our consultants and subcontractors. Additionally, some such claims are also covered by insurance. With respect to the majority of pending litigation matters, our ultimate legal and financial responsibility, if any, cannot be estimated with certainty and, in most cases, any potential losses related to these matters are not considered probable. Historically, most disputes regarding warranty claims are resolved prior to litigation. We believe there are no pending legal or warranty matters as of June 30, 2020 that could have a material adverse impact upon our consolidated financial condition, results of operations or cash flows that have not been sufficiently reserved.

As discussed in Note 1 under the heading “Warranty Reserves”, within our $21.6 million of total warranty reserves at June 30, 2020 we have case specific reserves related to alleged stucco defects in homes in certain Florida communities we developed prior to 2016 and for water drainage issues in a single community in Florida that we developed in 2016. Our review and handling of these two matters is ongoing and our estimate of and reserves for resolving these matters is based on internal data, our judgement and various assumptions and estimates. Due to the degree of judgment and the potential for variability in our underlying assumptions and estimates, as we obtain additional information, we may revise our estimates and thus our related reserves. As of June 30, 2020, after considering potential recoveries from the consultants and contractors involved and their insurers and the potential recovery under our general liability insurance policies, we believe our reserves are sufficient to cover the above mentioned matters. See Note 1 for information related to our warranty obligations.

Special Note of Caution Regarding Forward-Looking Statements [LEGAL TO UPATE]
In passing the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Congress encouraged public companies to make “forward-looking statements” by creating a safe-harbor to protect companies from securities law liability in connection with forward-looking statements. We intend to qualify both our written and oral forward-looking statements for protection under the PSLRA.

The words “believe,” “expect,” “anticipate,” “forecast,” “plan,” “intend,” "may," "will," "should," "could," “estimate,” “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. All statements we make other than statements of historical fact are forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Forward-looking statements in this Quarterly Report include: statements concerning our expectations for our financial results, business, operations, government imposed restrictions, and the economy and society in general; trends and economic factors in the homebuilding industry in general, and our markets and results specifically, including the impact thereon of COVID-19 and governmental imposed restrictions and reaction thereto; our operating strategy and initiatives, including our actions in light of COVID-19, including our strategy to expand the number of communities that target the first-time and first move-up buyers and the benefits of our virtual tours and solutions; demand and pricing trends in the short-term throughout our geographies; that we may opportunistically repurchase or redeem our debt; the benefits of our land acquisition strategy and structures, including the use and the benefits of option contracts and joint ventures; our expectation that existing guarantees, letters of credit and performance and surety bonds will not be drawn on; the adequacy of our insurance coverage and warranty reserves; the expected outcome of legal proceedings we are involved in and the sufficiency of our reserves relating thereto; the sufficiency of our liquidity and capital resources to support our business strategy and manage throughout the COVID-19 environment; our ability and willingness to acquire land under option or contract; our strategy and trends and expectations concerning sales prices, sales pace, closings, orders, cancellations, material and labor costs for land development and home construction, gross margins, gross profit, revenues, net earnings, operating leverage, backlog and backlog conversion, land prices, changes in and location of active communities, and the amount, type and timing of new community openings; seasonality; our future cash needs; the impact of new accounting standards; that we may seek to raise additional debt and equity capital; our intentions regarding the payment of dividends and the use of derivative contracts; our perceptions about the importance of joint ventures to our business; and the impact of changes in interest rates.

Important factors that could cause actual results to differ materially from those in forward-looking statements, and that could negatively affect our business include, but are not limited to, the following: disruptions to our business by COVID-19, fears of a similar event, and measures that federal, state and local governments and/or health authorities implement to address it; the availability and cost of finished lots and undeveloped land; shortages in the availability and cost of labor; the ability of our potential buyers to sell their existing homes; changes in interest rates and the availability and pricing of residential mortgages; our exposure to information technology failures and security breaches; legislation related to tariffs; inflation in the cost of materials used to develop communities and construct homes; the adverse effect of slow absorption rates; impairments of our real estate inventory; cancellation rates; competition; changes in tax laws that adversely impact us or our homebuyers; a change to the feasibility of projects under option or contract that could result in the write-off of earnest or option deposits; our potential exposure to and impacts from natural disasters or severe weather conditions; home warranty and construction defect claims; failures in health and safety performance; our ability to obtain performance and surety bonds in connection with our development work; the loss of key personnel; failure to comply with laws and regulations; our limited geographic diversification; fluctuations in quarterly operating results; our level of indebtedness; our ability to obtain financing if our credit ratings are downgraded; our compliance with government regulations, the effect of legislative and other governmental actions, orders, policies or initiatives that impact housing, labor availability, construction, mortgage availability, our access to capital, the cost of capital or the economy in general, or other initiatives that seek to restrain growth of new housing construction or similar measures; legislation relating to energy and climate change; the replication of our energy-efficient technologies by our competitors; negative publicity that affects our reputation; and other factors identified in documents filed by the Company with the Securities and Exchange Commission, including those set forth in this Form 10-Q and our Form 10-K for the year ended December 31, 2019 under the caption "Risk Factors.
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
The United States and world economies have been dramatically affected by COVID-19 as there has been inherent uncertainty due to rapidly changing governmental orders, public health concerns, the resulting market reactions, related unemployment and the psychology of potential homebuyers. Such a fluid environment makes it challenging to estimate the impact that this pandemic may have on the future performance of our business. However, the desire to have larger, safer single-family shelter with additional space with technological capabilities to accommodate work-from-home scenarios, coupled with low interest rates have contributed to an unanticipated spike in the demand for new home offerings as a whole, and particularly for readily-available inventory at lower price points, which aligns well with our strategy. We have, therefore, experienced significant increases in demand across our geographies since latter April 2020. We have also made significant progress in accelerating various company-wide digital initiatives that were already in progress to assist and facilitate the marketing, selling and closing of homes during shelter-in-place orders for buyers hesitant to leave their homes.

We believe the digital and online efforts helped us effectively navigate the current situation by allowing us to continue to operate efficiently, through:

•Offering virtual tours in all of our communities to prospective customers;
•Offering extensive online tools such as 3-D tours and dynamic floor plans to mimic the live experience of walking through a model home;
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

Throughout this ever changing environment, our primary concern has and continues to be the health and well-being of our employees, customers, business partners and the communities we serve. We follow all applicable government orders and guidelines of public health agencies, and have been since the inception of this pandemic, modifying our standards and protocols to safeguard all of our stakeholders as conditions change. In order to address the changing environment, we instituted the following operational changes:

•Temporarily closed our corporate and divisional offices with work-from-home requirements in effect for all non-field employees in all of our markets in March 2020; all markets are re-opened to varying degrees based on local requirements;
•Temporarily closed our sales centers and model homes, as well as our Studio M design centers, to the general public, shifting to an appointment-only home sales process in March 2020; all sales centers and Studio M centers are now open;
•Continued with home construction and land development in March 2020 as in nearly all of our markets residential construction has been deemed “essential” by most local governments; and
•Temporarily shifted to an emergency-only model for interior warranty work, for the safety of our employees and owners of our homes in March 2020. We have since opened our warranty work to service all calls as allowed by local authorities.
•We have implemented responsible hygiene, cleaning, social distancing and other processes in all of our operations to safeguard our employees, trade partners, customers and the communities we serve.

As of June 30, 2020 approximately 90% of our communities are targeted to first-time or first move-up buyers and those buyer segments represented approximately 96% of our orders in the second quarter of 2020, effectively completing our strategic shift to cater to entry-level and first-time move up buyers.

Summary Company Results

Our results for the second quarter of 2020 reflect continued strong growth in closings and orders, compared to the second quarter of 2019 as buyers took advantage of the low interest-rate environment and capitalized on their desire to move out of their existing home and transition to a larger, safer home with indoor space to accommodate work from home needs and outdoor space to enjoy while practicing social distancing. Total home closing revenue was $1.0 billion on 2,770 homes closed for the three months ended June 30, 2020 compared to $863.1 million on 2,253 homes closed for the second quarter of 2019, 20.0% and 22.9% increases, respectively. In addition to higher home closing revenue, second quarter results benefited from a 300 basis point increase in home closing gross margin that resulted in a $61.6 million year-over-year increase in home closing gross profit to $220.7 million compared to $159.1 million in the second quarter of 2019. We attribute this gross profit improvement to our simplified product offerings with more efficient product designs which reduce both construction costs and construction cycle times, in addition to construction overhead leverage on higher home closing revenue and some temporary negotiated cost savings in light of COVID-19. The impact from closings of our non-core product was fairly limited and only represented 6% of our closing volume. Interest expense decreased $1.1 million year-over-year, reflecting a reduction in total interest incurred due to the December 2019 early redemption of $300 million 7.15% senior notes due in 2020 partially offset by the interest income on the $500 million credit facility draw in mid-March that was outstanding through May 26, 2020. Earnings before income taxes improved by $48.2 million year over year to $115.9 million for the second quarter of 2020. These improved year-over-year results combined with a lower effective income tax rate of 21.7% as compared to 24.9% in 2019 led to net earnings of $90.7 million in the second quarter of 2020 versus $50.8 million in the second quarter of 2019. For the six months ended June 30, 2020, home closing revenue was $1.9 billion on 5,086 homes closed, 23.1% and 26.6% increases, respectively. Similar to the second quarter, year-to-date results reflect an increase in home closing revenue of $360.3 and a $123.5 million increase in home closing gross profit versus the six months ended June 30, 2019. Higher gross profit combined with a $5.2 million decrease in interest expense year-over year led to net income of $161.8 million for the six months ended June 30, 2019 compared to $76.2 million for the 2019 period.

Orders for the three and six months of 2020 were up 31.5% and 27.2%, respectively, over the prior year. Our order cancellation rate was 15% for the second quarter of 2020 compared to 12% for the prior year period; cancellation rates peaked at a high of 20% in April 2020 and then declined to 15% and 13% in May and June, 2020, respectively. We ended the second quarter of 2020 with 4,395 homes in backlog valued at $1.6 billion, a 19.4% increase in units and an 11.6% increase in value over June 30, 2019, reflecting lower average sales prices.

Company Positioning
We believe that our on-going investments in new communities, particularly those designed for the first-time and first move-up homebuyer, and industry-leading innovation in our energy-efficient product offerings, automation, and transformative customer buying experience, create a differentiated strategy that has aided us in our success in the highly-competitive new home market and will continue to do so in the long-term.
Our focus includes the following strategic initiatives:
•Ensuring sufficient speculative/started inventory is available in all communities to accommodate our customers' desire for a quick move-in home;
•Expanding the number of LiVE.NOW® communities that target the growing first-time and first move-up homebuyers. After a short delay in the latter part of the first quarter and the start of the second quarter due to COVID-19 uncertainties, we have been aggressively acquiring and contracting for lots and communities;
•Improving the overall customer experience, most recently through a simplification of the customer home purchase and option selection process for move-up buyers at Studio M;
•Demonstrating our commitment to innovation through digital tours and solutions available to our customers that allow the entire home marketing, sales and in some geographies, the closing process to be conducted on-line;
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
•Carefully managing our liquidity and a strong balance sheet, we ended the quarter with a 32.8% debt-to-capital ratio and a 20.4% net debt-to-capital ratio;
•Maximizing returns to our shareholders, most recently through our improved financial performance, debt repayment and share repurchase program; and
•Promoting a positive environment for our employees with market-competitive benefits in order to develop and motivate them and to minimize turnover and to maximize recruitment efforts.
Critical Accounting Policies
The accounting policies we deem most critical to us and that involve the most difficult, subjective or complex judgments include revenue recognition, valuation of real estate, warranty reserves and valuation of deferred tax assets. There have been no significant changes to our critical accounting policies during the six months ended June 30, 2020 compared to those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our 2019 Annual Report on Form 10-K.

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

	Three Months Ended June 30,		Quarter over Quarter
	2020	2019	Change $	Change %
Home Closing Revenue
Total
Dollars	$1,031,591	$863,053	$168,538	20.0%
Homes closed	2,770	2,253	517	22.9%
Average sales price	$372.4	$383.1	$(10.7)	(2.8)%
West Region
Arizona
Dollars	$142,359	$125,388	$16,971	13.5%
Homes closed	427	389	38	9.8%
Average sales price	$333.4	$322.3	$11.1	3.4%
California
Dollars	$150,343	$83,454	$66,889	80.2%
Homes closed	247	132	115	87.1%
Average sales price	$608.7	$632.2	$(23.6)	(3.7)%
Colorado
Dollars	$89,087	$90,130	$(1,043)	(1.2)%
Homes closed	184	169	15	8.9%
Average sales price	$484.2	$533.3	$(49.1)	(9.2)%
West Region Totals
Dollars	$381,789	$298,972	$82,817	27.7%
Homes closed	858	690	168	24.3%
Average sales price	$445.0	$433.3	$11.7	2.7%
Central Region - Texas
Central Region Totals
Dollars	$295,975	$289,839	$6,136	2.1%
Homes closed	914	823	91	11.1%
Average sales price	$323.8	$352.2	$(28.3)	(8.0)%
East Region
Florida
Dollars	$138,608	$111,736	$26,872	24.0%
Homes closed	367	281	86	30.6%
Average sales price	$377.7	$397.6	$(20.0)	(5.0)%
Georgia
Dollars	$58,698	$43,317	$15,381	35.5%
Homes closed	166	122	44	36.1%
Average sales price	$353.6	$355.1	$(1.5)	(0.4)%
North Carolina
Dollars	$98,738	$70,629	$28,109	39.8%
Homes closed	288	196	92	46.9%
Average sales price	$342.8	$360.4	$(17.5)	(4.9)%
South Carolina
Dollars	$30,206	$23,163	$7,043	30.4%
Homes closed	98	70	28	40.0%
Average sales price	$308.2	$330.9	$(22.7)	(6.9)%
Tennessee
Dollars	$27,577	$25,397	$2,180	8.6%
Homes closed	79	71	8	11.3%
Average sales price	$349.1	$357.7	$(8.6)	(2.4)%
East Region Totals
Dollars	$353,827	$274,242	$79,585	29.0%
Homes closed	998	740	258	34.9%
Average sales price	$354.5	$370.6	$(16.1)	(4.3)%

	Six Months Ended June 30,		Quarter over Quarter
	2020	2019	Chg $	Chg %
Home Closing Revenue
Total
Dollars	$1,922,008	$1,561,703	$360,305	23.1%
Homes closed	5,086	4,018	1,068	26.6%
Average sales price	$377.9	$388.7	$(10.8)	(2.8)%
West Region
Arizona
Dollars	$293,603	$223,842	$69,761	31.2%
Homes closed	886	686	200	29.2%
Average sales price	$331.4	$326.3	$5.1	1.6%
California
Dollars	$285,145	$169,291	$115,854	68.4%
Homes closed	455	264	191	72.3%
Average sales price	$626.7	$641.3	$(14.6)	(2.3)%
Colorado
Dollars	$180,771	$178,805	$1,966	1.1%
Homes closed	370	338	32	9.5%
Average sales price	$488.6	$529.0	$(40.4)	(7.6)%
West Region Totals
Dollars	$759,519	$571,938	$187,581	32.8%
Homes closed	1,711	1,288	423	32.8%
Average sales price	$443.9	$444.1	$(0.1)	—%
Central Region - Texas
Central Region Totals
Dollars	$551,884	$481,445	$70,439	14.6%
Homes closed	1,688	1,366	322	23.6%
Average sales price	$326.9	$352.4	$(25.5)	(7.2)%
East Region
Florida
Dollars	$232,397	$202,560	$29,837	14.7%
Homes closed	603	507	96	18.9%
Average sales price	$385.4	$399.5	$(14.1)	(3.5)%
Georgia
Dollars	$100,696	$85,456	$15,240	17.8%
Homes closed	281	241	40	16.6%
Average sales price	$358.3	$354.6	$3.8	1.1%
North Carolina
Dollars	$178,155	$127,170	$50,985	40.1%
Homes closed	510	352	158	44.9%
Average sales price	$349.3	$361.3	$(12.0)	(3.3)%
South Carolina
Dollars	$47,611	$42,745	$4,866	11.4%
Homes closed	151	127	24	18.9%
Average sales price	$315.3	$336.6	$(21.3)	(6.3)%
Tennessee
Dollars	$51,746	$50,389	$1,357	2.7%
Homes closed	142	137	5	3.6%
Average sales price	$364.4	$367.8	$(3.4)	(0.9)%
East Region Totals
Dollars	$610,605	$508,320	$102,285	20.1%
Homes closed	1,687	1,364	323	23.7%
Average sales price	$361.9	$372.7	$(10.7)	(2.9)%

	Three Months Ended June 30,		Quarter over Quarter
	2020	2019	Change $	Change %
Home Orders (1)
Total
Dollars	$1,290,454	$1,043,995	$246,459	23.6%
Homes ordered	3,597	2,735	862	31.5%
Average sales price	$358.8	$381.7	$(23.0)	(6.0)%
West Region
Arizona
Dollars	$231,057	$188,215	$42,842	22.8%
Homes ordered	737	582	155	26.6%
Average sales price	$313.5	$323.4	$(9.9)	(3.1)%
California
Dollars	$224,639	$135,519	$89,120	65.8%
Homes ordered	388	207	181	87.4%
Average sales price	$579.0	$654.7	$(75.7)	(11.6)%
Colorado
Dollars	$70,831	$110,314	$(39,483)	(35.8)%
Homes ordered	153	220	(67)	(30.5)%
Average sales price	$462.9	$501.4	$(38.5)	(7.7)%
West Region Totals
Dollars	$526,527	$434,048	$92,479	21.3%
Homes ordered	1,278	1,009	269	26.7%
Average sales price	$412.0	$430.2	$(18.2)	(4.2)%
Central Region - Texas
Central Region Totals
Dollars	$392,502	$275,380	$117,122	42.5%
Homes ordered	1,215	827	388	46.9%
Average sales price	$323.0	$333.0	$(9.9)	(3.0)%
East Region
Florida
Dollars	$136,362	$131,958	$4,404	3.3%
Homes ordered	390	331	59	17.8%
Average sales price	$349.6	$398.7	$(49.1)	(12.3)%
Georgia
Dollars	$65,434	$51,977	$13,457	25.9%
Homes ordered	190	149	41	27.5%
Average sales price	$344.4	$348.8	$(4.4)	(1.3)%
North Carolina
Dollars	$106,383	$89,571	$16,812	18.8%
Homes ordered	326	240	86	35.8%
Average sales price	$326.3	$373.2	$(46.9)	(12.6)%
South Carolina
Dollars	$29,262	$22,806	$6,456	28.3%
Homes ordered	95	69	26	37.7%
Average sales price	$308.0	$330.5	$(22.5)	(6.8)%
Tennessee
Dollars	$33,984	$38,255	$(4,271)	(11.2)%
Homes ordered	103	110	(7)	(6.4)%
Average sales price	$329.9	$347.8	$(17.9)	(5.1)%
East Region Totals
Dollars	$371,425	$334,567	$36,858	11.0%
Homes ordered	1,104	899	205	22.8%
Average sales price	$336.4	$372.2	$(35.8)	(9.6)%
(1)Home orders for any period represent the aggregate sales price of all homes ordered, net of cancellations. We do not include orders contingent upon the sale of a customer’s existing home as a sales contract until the contingency is removed.

	Six Months Ended June 30,		Quarter over Quarter
	2020	2019	Chg $	Chg %
Home Orders (1)
Total
Dollars	$2,470,391	$2,020,974	$449,417	22.2%
Homes ordered	6,699	5,265	1,434	27.2%
Average sales price	$368.8	$383.9	$(15.1)	(3.9)%
West Region
Arizona
Dollars	$414,428	$333,613	$80,815	24.2%
Homes ordered	1,307	1,039	268	25.8%
Average sales price	$317.1	$321.1	$(4.0)	(1.2)%
California
Dollars	$449,571	$243,993	$205,578	84.3%
Homes ordered	740	374	366	97.9%
Average sales price	$607.5	$652.4	$(44.9)	(6.9)%
Colorado
Dollars	$169,296	$215,562	$(46,266)	(21.5)%
Homes ordered	352	424	(72)	(17.0)%
Average sales price	$481.0	$508.4	$(27.4)	(5.4)%
West Region Totals
Dollars	$1,033,295	$793,168	$240,127	30.3%
Homes ordered	2,399	1,837	562	30.6%
Average sales price	$430.7	$431.8	$(1.1)	(0.3)%
Central Region - Texas
Central Region Totals
Dollars	$735,492	$581,645	$153,847	26.5%
Homes ordered	2,274	1,697	577	34.0%
Average sales price	$323.4	$342.7	$(19.3)	(5.6)%
East Region
Florida
Dollars	$255,804	$258,032	$(2,228)	(0.9)%
Homes ordered	707	632	75	11.9%
Average sales price	$361.8	$408.3	$(46.5)	(11.4)%
Georgia
Dollars	$120,417	$102,204	$18,213	17.8%
Homes ordered	346	293	53	18.1%
Average sales price	$348.0	$348.8	$(0.8)	(0.2)%
North Carolina
Dollars	$207,638	$172,556	$35,082	20.3%
Homes ordered	613	470	143	30.4%
Average sales price	$338.7	$367.1	$(28.4)	(7.7)%
South Carolina
Dollars	$57,176	$48,020	$9,156	19.1%
Homes ordered	182	150	32	21.3%
Average sales price	$314.2	$320.1	$(6.0)	(1.9)%
Tennessee
Dollars	$60,569	$65,349	$(4,780)	(7.3)%
Homes ordered	178	186	(8)	(4.3)%
Average sales price	$340.3	$351.3	$(11.1)	(3.1)%
East Region Totals
Dollars	$701,604	$646,161	$55,443	8.6%
Homes ordered	2,026	1,731	295	17.0%
Average sales price	$346.3	$373.3	$(27.0)	(7.2)%

	Three Months Ended June 30,
	2020		2019
	Ending	Average	Ending	Average
Active Communities
Total	237	239.0	254	257.0
West Region
Arizona	38	35.5	40	37.0
California	28	28.5	20	20.5
Colorado	13	13.0	21	22.0
West Region Totals	79	77.0	81	79.5
Central Region - Texas
Central Region Totals	68	73.0	73	78.5
East Region
Florida	36	35.0	36	34.0
Georgia	17	16.0	21	20.0
North Carolina	21	20.5	23	24.0
South Carolina	5	6.0	9	10.0
Tennessee	11	11.5	11	11.0
East Region Totals	90	89.0	100	99.0

	Six Months Ended June 30,
	2020		2019
	Ending	Average	Ending	Average
Active Communities
Total	237	240.5	254	263.0
West Region
Arizona	38	34.5	40	40.0
California	28	26.0	20	18.5
Colorado	13	15.5	21	20.5
West Region Totals	79	76.0	81	79.0
Central Region - Texas
Central Region Totals	68	72.5	73	84.0
East Region
Florida	36	34.5	36	33.5
Georgia	17	17.5	21	21.5
North Carolina	21	23.0	23	24.0
South Carolina	5	7.0	9	10.5
Tennessee	11	10.0	11	10.5
East Region Totals	90	92.0	100	100.0

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cancellation Rates (1)
Total	15%	12%	14%	12%
West Region
Arizona	11%	10%	12%	10%
California	18%	14%	16%	14%
Colorado	18%	11%	15%	9%
West Region Totals	14%	11%	14%	11%
Central Region - Texas
Central Region Totals	20%	16%	17%	15%
East Region
Florida	15%	9%	14%	9%
Georgia	9%	18%	11%	15%
North Carolina	9%	8%	8%	9%
South Carolina	11%	15%	12%	18%
Tennessee	14%	6%	20%	7%
East Region Totals	12%	10%	12%	11%
(1)Cancellation rates are computed as the number of canceled units for the period divided by the gross sales units for the same period.

	At June 30,		Quarter over Quarter
	2020	2019	Change $	Change %
Order Backlog (1)
Total
Dollars	$1,648,451	$1,477,007	$171,444	11.6%
Homes in backlog	4,395	3,680	715	19.4%
Average sales price	$375.1	$401.4	$(26.3)	(6.6)%
West Region
Arizona
Dollars	$307,302	$243,449	$63,853	26.2%
Homes in backlog	932	696	236	33.9%
Average sales price	$329.7	$349.8	$(20.1)	(5.7)%
California
Dollars	$256,694	$141,196	$115,498	81.8%
Homes in backlog	430	201	229	113.9%
Average sales price	$597.0	$702.5	$(105.5)	(15.0)%
Colorado
Dollars	$86,158	$140,304	$(54,146)	(38.6)%
Homes in backlog	178	271	(93)	(34.3)%
Average sales price	$484.0	$517.7	$(33.7)	(6.5)%
West Region Totals
Dollars	$650,154	$524,949	$125,205	23.9%
Homes in backlog	1,540	1,168	372	31.8%
Average sales price	$422.2	$449.4	$(27.3)	(6.1)%
Central Region - Texas
Central Region Totals
Dollars	$556,787	$473,968	$82,819	17.5%
Homes in backlog	1,634	1,312	322	24.5%
Average sales price	$340.8	$361.3	$(20.5)	(5.7)%
East Region
Florida
Dollars	$187,241	$220,544	$(33,303)	(15.1)%
Homes in backlog	475	497	(22)	(4.4)%
Average sales price	$394.2	$443.8	$(49.6)	(11.2)%
Georgia
Dollars	$69,559	$63,158	$6,401	10.1%
Homes in backlog	198	175	23	13.1%
Average sales price	$351.3	$360.9	$(9.6)	(2.7)%
North Carolina
Dollars	$109,026	$112,808	$(3,782)	(3.4)%
Homes in backlog	322	295	27	9.2%
Average sales price	$338.6	$382.4	$(43.8)	(11.5)%
South Carolina
Dollars	$34,054	$37,672	$(3,618)	(9.6)%
Homes in backlog	102	112	(10)	(8.9)%
Average sales price	$333.9	$336.4	$(2.5)	(0.7)%
Tennessee
Dollars	$41,630	$43,908	$(2,278)	(5.2)%
Homes in backlog	124	121	3	2.5%
Average sales price	$335.7	$362.9	$(27.2)	(7.5)%
East Region Totals
Dollars	$441,510	$478,090	$(36,580)	(7.7)%
Homes in backlog	1,221	1,200	21	1.8%
Average sales price	$361.6	$398.4	$(36.8)	(9.2)%
(1)Our backlog represents net sales that have not closed.

Operating Results

Companywide. In the second quarter of 2020, home closing volume improved by 22.9% to 2,770 closings valued at $1.0 billion compared to 2,253 closings valued at $863.1 million in the second quarter of 2019. The increase in closings year-over-year was driven primarily by entering the quarter with a higher backlog as compared to prior year, a higher volume of orders in the current quarter as well as increased backlog conversion due to selling and closing more speculative inventory homes in the second quarter of 2020 compared to the prior year. The higher volume of spec sales and a notably higher orders pace year-over-year are due to the heightened demand in today's market for available, new and safe single-family homes at affordable price points as previously discussed. This customer demand is aligned with our focus on the entry level and first move-up buyers, as our entry-level communities offer only spec homes for sale, and in both our entry-level and first move-up communities we have achieved shorter construction cycle times. Home closing revenue increased by 20.0% over the second quarter of 2019 due entirely to the increase in closing volume as our average sales prices declined 2.8%, reflective of a higher percentage of lower-priced entry-level homes in our closing mix. Home order volume improved by 31.5% to 3,597 homes valued at $1.3 billion in the second quarter of 2020 as compared to 2,735 homes valued at $1.0 billion in the second quarter of 2019. The improvement in orders was due to a 42.5% increase in orders pace year-over-year to 15.1 homes ordered per average active community, up from 10.6 in the second quarter of 2019. We ended the quarter with 237 actively selling communities, a 6.7% decline from the prior year as communities experienced accelerated close-outs due to higher orders volume and timing of our delayed community openings due to COVID-19. Order cancellation rates were 15% and 14% for the first three and six months of 2020, as compared to 12% during both the three and six month periods in 2019.

For the six months ended June 30, 2020, home closing volume grew by 1,068 units, and home closing revenue improved by $360.3 million on 5,086 closings valued at $1.9 billion. Orders also increased by 1,434 units and $449.4 million to 6,699 orders valued at $2.5 billion for the six months ended June 30, 2020, 27.2% and 22.2% increases, respectively from prior year results. Similar to second quarter results, demand for our affordable entry-level homes drove the increase in orders, as we experienced a 39.5% higher orders pace than in 2019. We ended the quarter with 4,395 homes in backlog valued at $1.6 billion, compared to 3,680 units valued at $1.5 billion at June 30, 2019.
West. The West Region closed 858 homes and generated $381.8 million in home closing revenue in the second quarter of 2020 compared to 690 homes and $299.0 million in home closing revenue in the comparable 2019 period. The Region ended the second quarter of 2020 with 1,278 orders valued at $526.5 million versus 1,009 orders valued at $434.0 million in the second quarter of 2019, despite a slight decline in average active selling communities by 3.1%. The 24.3% and 26.7% improvements in closing and order volume, respectively, were driven by the higher year-over-year orders pace per community, as many of homes that were sold in the second quarter also closed in the second quarter of this year, a direct output of our strategy of focusing on entry-level and first move-up product that have shorter construction cycle times. The exceptionally strong demand in Arizona offset some delays in California, which had the most restrictive COVID-19 measures in our geographic footprint, although community count helped in California as well. In the West Region, approximately 90% of our communities target the first-time or first move-up buyers at June 30, 2020 and we believe the high demand in this Region was directly attributable to the product offerings and desirable locations we have designed for these buyers. The West Region ended the first quarter of 2020 with 1,540 homes in backlog valued at $650.2 million, up from 1,168 units valued at $524.9 million in 2019.
Year-to-date results in the West Region were similar to those of the second quarter. The number and value of homes closed versus prior year increased by 32.8%, while the average sales price was flat year over year with additional California volume in the mix. Orders for the Region improved 30.6% year-to-date which resulted in 30.3% higher order value. Orders pace improved by 35.6% despite the average number of actively selling communities declining by 3.8% in the Region for the six months ended June 30, 2020.
Central. In the second quarter of 2020, the Central Region, made up of our Texas markets, closed 914 homes and generated $296.0 million in home closing revenue, up 11.1% and 2.1%, respectively, from prior year comparable period results of 823 homes and $289.8 million of home closing revenue. Average sales prices in the Region declined 8.0% year-over-year resulting from our focus on the first-time and first move-up buyer. Orders grew by 46.9%, which, partially offset by a 3.0% lower average sales price, led to order value increasing by 42.5%. Order volume improved in the second quarter of 2020 due to a 58.1% increase in orders pace in the Region, more than offsetting the 7.0% decrease in average community count compared to the prior year period. The Region ended the second quarter of 2020 with 1,215 units ordered valued at $392.5 million compared to 827 units valued at $275.4 million in the prior year quarter. The fast absorption pace of our communities has resulted in us selling out of communities faster than we have been able to open replacement communities. We have responded to the entry-level demand in this Region with a strong transition to first-time buyer product offerings over the past several years. Over 90% of actively selling communities at June 30, 2020 were targeted toward the first time and first move-up buyers.
We also saw overall improvements in the Region for the six months ended June 30, 2020. Home closings and home closing revenue were up 23.6% and 14.6%, respectively, and orders and order value were up year-over-year by 34.0% and

26.5%, respectively. Orders pace increased by 55.4%, helping the Region end the quarter with 1,634 units in backlog, up 24.5% and backlog value of $556.8 million, up 17.5%, compared to the prior year.
East. During the three months ended June 30, 2020, the East Region delivered 998 closings and $353.8 million in home closing revenue compared to 740 closings and $274.2 million in home closing revenue in the comparable prior year period, improvements of 34.9% and 29.0%, respectively. Orders and order value in the East Region improved by 22.8% and 11.0%, respectively, for the second quarter of 2020 with 1,104 units valued at $371.4 million compared to 899 units valued at $334.6 million in the prior year period. The improvement in orders is primarily due to a 36.3% increase in orders pace which more than offset the 10% decrease in average active communities.
The year-to-date results of the East Region were similar to those of the second quarter, with 23.7% and 20.1% improvements in home closing volume and revenue, respectively, compared to 2019 providing 1,687 closings and $610.6 million in home closing revenue for the six month period ending June 30, 2020. The number and value of orders also improved by 17.0% and 8.6%, respectively, due to a 27.2% increase in orders pace for the six months ended June 30, 2020 compared to prior year. The East Region ended the quarter with 1,221 homes in backlog valued at $441.5 million compared to 1,200 homes valued at $478.1 million at June 30, 2019, a 1.8% increase in units with a value decline of 7.7% from the shift to more entry-level homes and lower average sales prices.
Land Closing Revenue and Gross Loss
From time to time, we may sell certain lots or land parcels to other homebuilders, developers or investors if we feel the sale will provide a greater economic benefit to us than continuing home construction or where we are looking to diversify our land positions in the specific geography. As a result of such sales, we recognized land closing revenue of $1.5 million and $1.6 million for the three months ending June 30, 2020 and 2019, respectively and losses of $1.5 million and $1.7 million for the second quarters of 2020 and 2019, respectively. Year to date land sales resulted in losses of $1.1 million in 2020 and a $1.4 million loss in the prior year. Land sales in 2020 primarily reflect the sale of land in communities that do not fit our current focus on entry-level and first move-up product offerings.
Other Operating Information (dollars in thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	Dollars	Percent of Home Closing Revenue	Dollars	Percent of Home Closing Revenue	Dollars	Percent of Home Closing Revenue	Dollars	Percent of Home Closing Revenue
Home Closing Gross Profit (1)
Total	$220,696	21.4%	$159,118	18.4%	$399,056	20.8%	$275,580	17.6%

West	$80,166	21.0%	$53,504	17.9%	$154,597	20.4%	$98,899	17.3%

Central	$67,788	22.9%	$57,617	19.9%	$121,979	22.1%	$91,980	19.1%

East	$72,742	20.6%	$47,997	17.5%	$122,480	20.1%	$84,701	16.7%

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
Companywide. Home closing gross margin for the second quarter of 2020 improved 300 basis points to 21.4% compared to 18.4% in the second quarter of 2019. The higher margin combined with higher revenue contributed to a $61.6 million improvement in home closing gross profit to end the quarter with $220.7 million compared to $159.1 million in 2019. For the six months ended June 30, 2020, gross margin was up 320 basis points to 20.8% versus 17.6% for the same period in the prior year. Margins for the second quarter 2020 were negatively impacted by 30 basis points due to terminated land contract costs for exiting non-core communities, with a charge of $3.3 million compared to $0.5 million of such charges in the 2019 period. As expected with our shift to entry-level and first time move up product offerings, we have improved our backlog conversion and simplified our product which is less costly and more efficient to build all of which are contributing to higher gross margin. Our higher volume also helped better leverage our fixed costs in gross margin and we also benefited in the quarter from some negotiated temporary cost concessions achieved due to COVID-19.
West. Home closing gross margin for the West Region improved by 310 basis points to 21.0% for the second quarter of 2020 versus 17.9% in the second quarter of 2019. For the six months ended June 30, 2020, home closing gross margin also improved by 310 basis points to 20.4% versus 17.3% for the same period in the prior year. Pricing power, particularly in Arizona, contributed significantly to the improved margins year over year, as demand has been very strong in our entry-level and first move-up communities. In addition, greater leverage of our overhead costs on higher revenue combined with construction efficiencies driven by our simplified product offerings and shorter construction cycle times have favorably impacted margins across the West Region.
Central. The Central Region continued to provide the highest home closing gross margin in the company at 22.9% for the second quarter of 2020, up 300 basis points from 19.9% in the prior year quarter. Construction efficiencies driven by our simplified product offerings and lower costs combined with higher closing volume have expanded our leverage of overhead costs to improve gross margin. For the six months ended June 30, 2020, gross margin was also up 300 basis points to 22.1% as compared to 19.1% for the same 2019 period.
East. Home closing gross margin in the East Region reflect our most notable improvements, up 310 basis points year-over-year to 20.6% in the second quarter of 2020 versus 17.5% for the comparable 2019 period. For the six months ended June 30, 2020, gross margin was up 340 basis points to 20.1% versus 16.7% for the same period in the prior year. The year-over-year improvement in gross margin for the three month period is the result of more efficient plan designs with shorter construction cycle times combined with greater leverage of overhead costs on higher closing volume as compared to the prior year period. We have fully transitioned to our updated product and plan designs in this Region whereas prior years included larger volumes of legacy product and plan designs that were less efficient and more costly to build.
Financial Services Profit (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Financial services profit	$3,789	$6,031	$6,627	$10,733
Financial services profit represents the net profit of our financial services operations, including: (1) the operating profit generated by our wholly-owned title company, Carefree Title, (2) our portion of earnings from a mortgage joint venture and (3) to a lesser degree, the limited activity from our wholly owned insurance company, which is still in its infancy. Financial services profit declined $2.2 million in the second quarter of 2020 to $3.8 million versus $6.0 million in 2019 and by $4.1 million for the six months ended June 30, 2020 to $6.6 million versus $10.7 million for the same period in 2019. The lower financial services profit year-over-year both for the quarter and year to date results is due to a change in the structure of customer incentives offered by our mortgage joint venture. The profits associated with these incentives in the 2020 periods are captured as part of home closing revenue, whereas in the 2019 periods these incentives were recorded as financial services earnings. This change was effective in the fourth quarter of 2019.
Selling, General and Administrative Expenses and Other Expenses (dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Commissions and other sales costs
Dollars	$(70,408)	$(60,125)	$(131,581)	$(112,680)
Percent of home closing revenue	6.8%	7.0%	6.8%	7.2%
General and administrative expenses
Dollars	$(36,176)	$(34,779)	$(70,346)	$(68,345)
Percent of home closing revenue	3.5%	4.0%	3.7%	4.4%
Interest expense
Dollars	$(2,105)	$(3,197)	$(2,121)	$(7,282)
Other income, net
Dollars	$1,514	$2,368	$2,125	$3,414
Provision for income taxes
Dollars	$(25,184)	$(16,846)	$(40,865)	$(23,804)

Commissions and Other Sales Costs. Commissions and other sales costs are comprised of internal and external commissions and related sales and marketing expenses such as advertising and sales office costs. These costs were $70.4 million for the three months ended June 30, 2020, $10.3 million higher than the prior year comparable period, although as a percentage of home closing revenue, decreased 20 basis points to 6.8% for the second quarter of 2020 compared to prior year period. For the six months ended June 30, 2020, commissions and other sales costs decreased 40 basis points, but were $18.9 million higher than the corresponding prior year period. The increase in commissions and other sales costs in dollars compared to prior year reflects higher home closing revenue as well as certain increased commission incentives that were temporarily offered during COVID-19 sales events. The decline as a percentage of home closing revenue is due to the combination of leverage from higher closing volume and the more efficient sales and marketing structure of our entry-level and first-time move-up communities.
General and Administrative Expenses. General and administrative expenses represent corporate and divisional overhead expenses such as salaries and bonuses, occupancy, insurance and travel expenses. For the three months ended June 30, 2020, general and administrative expenses were $36.2 million, $1.4 million higher than $34.8 million for the 2019 period, although as a percentage of home closing revenue, these expenses decreased by 50 basis points. For the six months ended June 30, 2020 and 2019, general and administrative expenses were $70.3 million or 3.7% of home closing revenue, as compared to $68.3 million or 4.4% of home closing revenue in 2019. The increased leveraging of costs against higher revenue and the pull-back on certain corporate expenditures due to COVID-19 aided in the improvement. We continually strive to optimize overhead leverage through cost control efforts and expect some long-term improvements to result from the technological enhancements achieved during COVID-19.
Interest Expense. Interest expense is comprised of interest incurred, but not capitalized, on our senior notes, other borrowings, and our amended and restated unsecured revolving credit facility ("Credit Facility"). Interest expense for the three months ended June 30, 2020 totaled $2.1 million compared to $3.2 million in the corresponding prior year period. We experienced similar decreases in year to date interest expense with $2.1 million in 2020 compared to $7.3 million in the prior year. This year-over-year decrease is the result of less interest charges incurred resulting from the early tender of $300.0 million Senior Notes that were due in the first quarter of 2020, which we redeemed in the fourth quarter of 2019 partially offset by interest charges from our Credit Facility which had $500.0 million outstanding for the first half of second quarter 2020.
Other Income, Net. Other income, net, primarily consists of (i) sublease income, (ii) interest earned on our cash and cash equivalents, (iii) payments and awards related to legal settlements and (iv) our portion of pre-tax income or loss from non-financial services joint ventures. For the three months ended June 30, 2020, Other income, net was $1.5 million, compared to $2.4 million in the 2019 comparable period. For the six months ended June 30, 2020, Other income, net was $2.1 million compared to $3.4 million in the 2019 period.
Income Taxes. Our effective tax rate was 21.7% and 24.9% for the three months ended June 30, 2020 and 2019, respectively, and 20.2% and 23.8% for the six months ended June 30, 2020 and 2019, respectively. The reduced rate at June 30, 2020, is due to availability of the IRC §45L energy efficient homes credits from the enactment of the Taxpayer Certainty and Disaster Tax Relief Act on December 20, 2019, which extended the energy credit tax benefit to 2020. We also recorded a larger amount of tax benefit from equity-based compensation for stock awards that vested in the six months ended June 30, 2020 as compared to the same period in 2019.
Liquidity and Capital Resources
Overview
Our principal uses of capital in the first six months of 2020 were acquisition and development of new and strategic lot positions, home construction, operating expenses, the payment of routine liabilities, and repurchases of our common stock. We used funds generated by operations to meet our short-term working capital requirements. We remain focused long-term on acquiring desirable land positions, generating increasing margins in our homebuilding operations and maintaining a strong balance sheet to support future needs and growth, while leveraging land options where possible.
Operating Cash Flow Activities
During the six months ended June 30, 2020, net cash provided by operating activities totaled $237.4 million versus $113.3 million during the six months ended June 30, 2019. Operating cash flows in 2020 and 2019 benefited from cash generated by net earnings of $161.8 million and $76.2 million, respectively. For the six months ended June 30, 2020, operating cash flows also benefited from an increase in accounts payable and accrued liabilities of $34.8 million due to timing of payments for routine transactions.

Investing Cash Flow Activities
During the six months ended June 30, 2020, net cash used in investing activities totaled $9.1 million as compared to $5.8 million for the same period in 2019. Cash used in investing activities in the first six months of 2020 and 2019 is mainly attributable to the purchases of property and equipment of $10.3 million and $12.1 million for the 2020 and 2019 periods, respectively.
Financing Cash Flow Activities
During the six months ended June 30, 2020, net cash used in financing activities totaled $63.2 million as compared to$11.6 million for the same period in 2019. The activity in 2020 is primarily from $60.8 million in share repurchases. Similarly in 2019, the net cash used in financing activities in 2019 primarily reflects repurchases of our common stock of $9.0 million.

Overview of Cash Management

Cash flows for each of our communities depend on their stage of the development cycle and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, zoning plat and other approvals, community and lot development, and construction of model homes, roads, utilities, landscape and other amenities. Because these costs are a component of our inventory and not recognized in our income statement until a home closes, we incur significant cash outlays prior to recognition of earnings. In the later stages of a community, cash inflows may significantly exceed earnings reported for financial statement purposes, as the cash outflow associated with home and land construction was previously incurred. From a liquidity standpoint, with the exception of a limited pause due to COVID-19 uncertainties in late first quarter and early second quarter, we are actively acquiring and developing lots in our markets to grow our lot supply and active community count.

During the six months ended June 30, 2020, we closed 5,086 homes, purchased about 5,600 lots for $240.6 million, spent $219.4 million on land development and started construction on approximately 5,600 homes. We primarily purchase undeveloped land or partially-finished lots requiring development dollars in order to bring them to a finished status ready for home construction. We exercise strict controls and believe we have a prudent strategy for Company-wide cash management, including those related to cash outlays for land and inventory acquisition and development. We ended the second quarter of 2020 with $484.6 million of cash and cash equivalents, an increase of $165.2 million from December 31, 2019. During the six months ended June 30, 2020, we had gross borrowings and repayments on our Credit Facility of $500 million, each, and had no outstanding borrowings on our Credit Facility at June 30, 2020 and December 31, 2019.

Between our available cash and liquidity in our Credit Facility, we believe that we currently have sufficient liquidity to manage through both our strategic growth goals and the uncertainties of the current COVID-19 environment. Nevertheless, we may seek additional capital to strengthen our liquidity position. Such additional capital may be in the form of equity or debt financing and may be from a variety of sources. There can be no assurances that we would be able to obtain such additional capital on terms acceptable to us, if at all, and such additional equity or debt financing could dilute the interests of our existing stockholders or increase our interest costs. We may also from time to time engage in opportunistic repurchases of our common stock in open market or privately-negotiated transactions as well as repurchase or redeem our outstanding senior notes although we do not currently intend to do so.

On February 13, 2019, the Company's Board of Directors authorized a new stock repurchase program, authorizing the expenditure of up to $100.0 million to repurchase shares of our common stock. There is no stated expiration for this program. The repurchases of the Company's shares may be made in the open market, in privately negotiated transactions, or otherwise. The timing and amount of repurchases, if any, will be determined by the Company's management at its discretion and be based on a variety of factors such as market price of the Company's common stock, corporate and contractual requirements, prevailing market and economic conditions and legal requirements. The share repurchase program may be modified, suspended or discontinued at any time. The Company intends to retire any shares repurchased. In the six months ended June 30, 2020, we purchased and retired 1,000,000 shares of our common stock at an aggregate purchase price of $60.8 million and as of June 30, 2020, $23.2 million remained available under this program.

We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. Debt-to-capital and net debt-to-capital are calculated as follows (dollars in thousands):

	As of
	June 30, 2020	December 31, 2019
Notes payable and other borrowings	$1,017,437	$1,018,981
Stockholders’ equity	2,084,601	1,973,990
Total capital	$3,102,038	$2,992,971
Debt-to-capital (1)	32.8%	34.0%
Notes payable and other borrowings	$1,017,437	$1,018,981
Less: cash and cash equivalents	(484,622)	(319,466)
Net debt	532,815	699,515
Stockholders’ equity	2,084,601	1,973,990
Total net capital	$2,617,416	$2,673,505
Net debt-to-capital (2)	20.4%	26.2%

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

We have never declared cash dividends, nor do we intend to declare cash dividends in the foreseeable future. We plan to utilize our cash to manage our liquidity and to grow community count. Future cash dividends, if any, will depend upon economic and financial conditions, results of operations, capital requirements, statutory requirements, compliance with certain restrictive debt covenants, as well as other factors considered relevant by our Board of Directors
Credit Facility Covenants
Borrowings under the Credit Facility are unsecured, but availability is subject to, among other things, a borrowing base. The Credit Facility also contains certain financial covenants, including (a) a minimum tangible net worth requirement of $1.1 billion (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings), and (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 60%. In addition, we are required to maintain either (i) an interest coverage ratio (EBITDA to interest expense, as defined in the credit facility) of at least 1.50 to 1.00 or (ii) liquidity (as defined in the credit facility) of an amount not less than our consolidated interest incurred during the trailing 12 months. We were in compliance with all Credit Facility covenants as of June 30, 2020. Our actual financial covenant calculations as of June 30, 2020 are reflected in the table below.

Financial Covenant (dollars in thousands):	Covenant Requirement	Actual
Minimum Tangible Net Worth	>$1,407,911	$2,046,324
Leverage Ratio	< 60%	17.6%
Interest Coverage Ratio (1)	> 1.50	7.46
Minimum Liquidity (1)	>$75,033	$1,123,692
Investments other than defined permitted investments	<$613,897	$3,646

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
We are involved in various routine legal and regulatory proceedings, including, without limitation, warranty claims and litigation and arbitration proceedings alleging construction defects. In general, the proceedings are incidental to our business, and most exposure is subject to and should be covered by warranty and indemnity obligations of our consultants and subcontractors. Additionally, some such claims are also covered by insurance.We have only limited legal reserves not related to warranty or construction defect matters. See Note 1 and Note 15 of the accompanying unaudited consolidated financial statements for additional information related to construction defect and warranty related reserves. With respect to the majority of pending litigation matters, our ultimate legal and financial responsibility, if any, cannot be estimated with certainty and, in most cases, any potential losses related to these matters are not considered probable. Historically, most disputes regarding warranty claims are resolved prior to litigation.

We believe there are no pending legal or warranty matters that have not been sufficiently reserved that could have a material adverse impact upon our unaudited consolidated financial condition, results of operations or cash flows.

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

Demand for our homes is dependent on a variety of macroeconomic factors, such as employment levels, interest rates, changes in stock market valuations, consumer confidence, housing demand, availability of financing for home buyers, availability and prices of new homes compared to existing inventory, and demographic trends. These factors can be significantly adversely affected by a variety of factors beyond our control. The COVID-19 pandemic and the measures undertaken by governmental authorities to address it, initially disrupted or prevented us from operating our business in the ordinary course. Future disruptions and governmental actions combined with any associated economic and/or social instability or distress, can be expected to have an adverse impact on our results of operations, financial condition and cash flows.

On March 11, 2020, the World Health Organization characterized the outbreak of COVID-19 as a global pandemic and recommended containment and mitigation measures. On March 13, 2020, the United States declared a national emergency concerning the outbreak, and since that date most states and municipalities have declared public health emergencies. As a result, there have been extraordinary and wide-ranging actions taken by federal, state and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 across the United States, including quarantines and “shelter-in-place” ("SIP") orders which substantially restricted daily activities. Although many have since been at least partially lifted, many state and local governments may pause their efforts to re-open and may re-implement various closure and restrictive measures. During the initial SIP orders, in nearly all of the markets in which we build homes, construction operations were deemed “essential” by the local governments and we had been able to maintain our operations.

While we are currently experiencing exceptionally high traffic and orders pace, we are uncertain of the potential full magnitude or duration of the business and economic impacts from COVID-19, which could include:

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
•limitations on employee resources and availability, including due to sickness, school closures, government restrictions or the desire of employees to avoid contact with large groups of people;
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
Issuer Purchases of Equity Securities
On February 13, 2019, the Company's Board of Directors authorized a new stock repurchase program, authorizing the expenditure of up to $100.0 million to repurchase shares of our common stock. There is no stated expiration for this program. The repurchases of the Company's shares may be made in the open market, in privately negotiated transactions, or otherwise. The timing and amount of repurchases, if any, will be determined by the Company's management at its discretion and be based on a variety of factors such as the market price of the Company's common stock, corporate and contractual requirements, prevailing market and economic conditions and legal requirements. The share repurchase program may be modified, suspended or discontinued at any time. As of June 30, 2020 there was $23.2 million available under this program to repurchase shares. There were no share repurchases during the three months ended June 30, 2020.

Item 6.	Exhibits

Exhibit Number	Description	Page or Method of Filing
3.1	Restated Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3 of Form 8-K dated June 20, 2002

3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated September 15, 2004

3.1.2	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Proxy Statement for the Registrant's 2006 Annual Meeting of Stockholders

3.1.3	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix B of Proxy Statement for the Registrant's 2008 Annual Meeting of Stockholders

3.1.4	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Definitive Proxy Statement filed with the Securities and Exchange Commission on January 9, 2009

3.2	Amended and Restated Bylaws of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated May 10, 2017

31.1	Rule 13a-14(a)/15d-14(a) Certification of Steven J. Hilton, Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Hilla Sferruzza, Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Furnished herewith

101.0	The following financial statements from the Meritage Homes Corporation Quarterly Report on Form 10-Q as of and for the three months and six months ended June 30, 2020 were formatted in Inline XBRL (Extensible Business Reporting Language); (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Income Statements, (iii) Unaudited Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Consolidated Financial Statements.

104.0	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERITAGE HOMES CORPORATION, a Maryland corporation

By:	/s/ HILLA SFERRUZZA
Hilla Sferruzza Chief Financial Officer and Chief Accounting Officer (Duly Authorized Officer and Principal Financial Officer)

Date:	July 27, 2020

INDEX OF EXHIBITS

3.1	Restated Articles of Incorporation of Meritage Homes Corporation

3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.2	Amendment to Articles of Incorporation of Amendment to Articles of Incorporation of Meritage Homes Corporation Homes Corporation

3.1.3	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.4	Amendment to Articles of Incorporation of Amendment to Articles of Incorporation of Meritage Homes Corporation Homes Corporation

3.2	Amended and Restated Bylaws of Meritage Homes Corporation

31.1	Rule 13a-14(a)/15d-14(a) Certification of Steven J. Hilton, Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Hilla Sferruzza, Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.0	The following financial statements from the Meritage Homes Corporation Quarterly Report on Form 10-Q as of and for the three months and six months ended June 30, 2020 were formatted in Inline XBRL (Extensible Business Reporting Language); (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Income Statements, (iii) Unaudited Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Consolidated Financial Statements.

104.0	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL.