Form 10-Q
period 2020-09-30
Meritage Homes CORP
filed 2020-10-27
CIK 833079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by a checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Common shares outstanding as of October 23, 2020: 37,612,127

MERITAGE HOMES CORPORATION
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2020

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30, 2020	December 31, 2019
Assets
Cash and cash equivalents	$609,979	$319,466
Other receivables	96,702	88,492
Real estate	2,741,016	2,744,361
Deposits on real estate under option or contract	62,967	50,901
Investments in unconsolidated entities	3,819	4,443
Property and equipment, net	42,730	50,606
Deferred tax asset	28,425	25,917
Prepaids, other assets and goodwill	101,680	114,063
Total assets	$3,687,318	$3,398,249
Liabilities
Accounts payable	$167,788	$155,024
Accrued liabilities	274,371	226,008
Home sale deposits	25,509	24,246
Loans payable and other borrowings	23,031	22,876
Senior notes, net	996,770	996,105
Total liabilities	1,487,469	1,424,259
Stockholders’ Equity
Preferred stock, par value $0.01. Authorized 10,000,000 shares; none issued and outstanding at September 30, 2020 and December 31, 2019	—	—
Common stock, par value $0.01. Authorized 125,000,000 shares; 37,612,127 and 38,199,111 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	377	382
Additional paid-in capital	460,268	505,352
Retained earnings	1,739,204	1,468,256
Total stockholders’ equity	2,199,849	1,973,990
Total liabilities and stockholders’ equity	$3,687,318	$3,398,249
See accompanying notes to unaudited consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Homebuilding:
Home closing revenue	$1,133,221	$939,185	$3,055,229	$2,500,888
Land closing revenue	4,870	1,695	16,954	12,747
Total closing revenue	1,138,091	940,880	3,072,183	2,513,635
Cost of home closings	(889,654)	(753,068)	(2,412,606)	(2,039,191)
Cost of land closings	(4,360)	(1,721)	(17,509)	(14,149)
Total cost of closings	(894,014)	(754,789)	(2,430,115)	(2,053,340)
Home closing gross profit	243,567	186,117	642,623	461,697
Land closing gross profit/(loss)	510	(26)	(555)	(1,402)
Total closing gross profit	244,077	186,091	642,068	460,295
Financial Services:
Revenue	4,939	4,317	13,329	11,705
Expense	(2,026)	(1,725)	(5,519)	(4,949)
Earnings from financial services unconsolidated entities and other, net	1,402	2,990	3,132	9,559
Financial services profit	4,315	5,582	10,942	16,315
Commissions and other sales costs	(73,282)	(63,450)	(204,863)	(176,130)
General and administrative expenses	(40,737)	(37,191)	(111,083)	(105,536)
Interest expense	(55)	(1,068)	(2,176)	(8,350)
Other income, net	1,188	2,402	3,313	5,816
Earnings before income taxes	135,506	92,366	338,201	192,410
Provision for income taxes	(26,388)	(22,557)	(67,253)	(46,361)
Net earnings	$109,118	$69,809	$270,948	$146,049
Earnings per common share:
Basic	$2.90	$1.82	$7.17	$3.83
Diluted	$2.84	$1.79	$7.04	$3.76
Weighted average number of shares:
Basic	37,607	38,296	37,763	38,119
Diluted	38,405	39,079	38,491	38,841
See accompanying notes to unaudited consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net earnings	$270,948	$146,049
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	22,496	19,553
Stock-based compensation	15,724	15,719
Equity in earnings from unconsolidated entities	(2,821)	(8,934)
Distributions of earnings from unconsolidated entities	2,449	11,261
Other	1,881	3,902
Changes in assets and liabilities:
Decrease/(increase) in real estate	9,080	(110,295)
(Increase)/decrease in deposits on real estate under option or contract	(12,910)	5,773
Decrease/(increase) in other receivables, prepaids and other assets	4,933	(3,108)
Increase in accounts payable and accrued liabilities	60,039	84,632
Increase in home sale deposits	1,263	2,808
Net cash provided by operating activities	373,082	167,360
Cash flows from investing activities:
Investments in unconsolidated entities	(4)	(1,112)
Distributions of capital from unconsolidated entities	1,000	7,250
Purchases of property and equipment	(14,771)	(18,376)
Proceeds from sales of property and equipment	528	267
Maturities/sales of investments and securities	632	675
Payments to purchase investments and securities	(632)	(675)
Net cash used in investing activities	(13,247)	(11,971)
Cash flows from financing activities:
Repayment of loans payable and other borrowings	(8,509)	(3,086)
Repurchase of shares	(60,813)	(8,957)
Net cash used in financing activities	(69,322)	(12,043)
Net increase in cash and cash equivalents	290,513	143,346
Cash and cash equivalents, beginning of period	319,466	311,466
Cash and cash equivalents, end of period	$609,979	$454,812
See Supplemental Disclosure of Cash Flow Information in Note 13.
See accompanying notes to unaudited consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION
Organization. Meritage Homes is a leading designer and builder of single-family homes. We primarily build in historically high-growth regions of the United States and offer a variety of homes that are designed to appeal to the first-time and first move-up markets. We have homebuilding operations in three regions: West, Central and East, which are comprised of nine states: Arizona, California, Colorado, Texas, Florida, Georgia, North Carolina, South Carolina and Tennessee. We also operate a wholly-owned title company, Carefree Title Agency, Inc. ("Carefree Title"). Carefree Title's core business includes title insurance and closing/settlement services we offer to our homebuyers. Beginning in the fourth quarter of 2019, we commenced operations of wholly-owned Meritage Homes Insurance Agency, Inc. (“Meritage Insurance”). Meritage Insurance works in collaboration with insurance companies nationwide to offer homeowners insurance and other insurance products to our homebuyers. We commenced our homebuilding operations in 1985 through our predecessor company known as Monterey Homes. Meritage Homes Corporation was incorporated in the state of Maryland in 1988 under the name of Homeplex Mortgage Investments Corporation and merged with Monterey Homes in 1996, at which time our name was changed to Monterey Homes Corporation and later ultimately to Meritage Homes Corporation.
Our homebuilding activities are conducted under the name of Meritage Homes in each of our homebuilding markets. At September 30, 2020, we were actively selling homes in 204 communities, with base prices ranging from approximately $188,000 to $1,300,000.
Basis of Presentation. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2019. The unaudited consolidated financial statements include the accounts of Meritage Homes Corporation and those of our consolidated subsidiaries, partnerships and other entities in which we have a controlling financial interest, and of variable interest entities (see Note 3) in which we are deemed the primary beneficiary (collectively, “us”, “we”, “our” and “the Company”). Intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of our results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for the full fiscal year.
Cash and Cash Equivalents. Liquid investments with an initial maturity of three months or less are classified as cash equivalents. Amounts in transit from title companies or closing agents for home closings of approximately $58.9 million and $54.5 million are included in cash and cash equivalents at September 30, 2020 and December 31, 2019, respectively.
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
Deposits. Deposits paid for land options and purchase contracts are recorded and classified as Deposits on real estate under option or contract until the related land is purchased. Deposits are reclassified as a component of Real estate at the time the deposit is applied to the acquisition price of the land based on the terms of the underlying agreements. To the extent they are non-refundable, deposits are charged to expense if the land acquisition contract is terminated or no longer considered probable. Since our acquisition contracts typically do not require specific performance, we do not consider such contracts to be contractual obligations to purchase the land and our total exposure under such contracts is limited to the loss of the non-refundable deposits and any ancillary capitalized costs. Our Deposits on real estate under option or contract were $63.0 million and $50.9 million as of September 30, 2020 and December 31, 2019, respectively.
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
Leases. We lease certain office space and equipment for use in our operations. We assess each of these contracts to determine whether the arrangement contains a lease as defined by ASC 842, Leases ("ASC 842"). In order to meet the definition of a lease under ASC 842, the contractual arrangement must convey to us the right to control the use of an identifiable asset for a period of time in exchange for consideration. Leases that meet the criteria of ASC 842 are recorded on our unaudited consolidated balance sheet as right-of-use ("ROU") assets and lease liabilities. ROU assets are classified within Prepaids, other assets and goodwill on our unaudited consolidated balance sheet, while lease liabilities are classified within Accrued liabilities on our unaudited consolidated balance sheet.
The table below outlines our ROU assets and lease liabilities (in thousands):

	As of
	September 30, 2020	December 31, 2019
ROU assets	$22,881	$26,332
Lease liabilities	29,739	34,231

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
The table below outlines our surety bond and letter of credit obligations (in thousands):

	As of
	September 30, 2020		December 31, 2019
	Outstanding	Estimated work remaining to complete	Outstanding	Estimated work remaining to complete
Sureties:
Sureties related to owned projects and lots under contract	$428,912	$160,639	$405,017	$186,986
Total Sureties	$428,912	$160,639	$405,017	$186,986
Letters of Credit (“LOCs”):
LOCs for land development	70,860	N/A	57,192	N/A
LOCs for general corporate operations	3,750	N/A	3,750	N/A
Total LOCs	$74,610	N/A	$60,942	N/A

Accrued Liabilities. Accrued liabilities at September 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	As of
	September 30, 2020	December 31, 2019
Accruals related to real estate development and construction activities	$97,028	$74,448
Payroll and other benefits	64,331	67,734
Accrued interest	23,979	8,758
Accrued taxes	17,311	8,459
Warranty reserves	23,259	22,015
Lease liabilities	29,739	34,231
Other accruals	18,724	10,363
Total	$274,371	$226,008

Warranty Reserves. We provide home purchasers with limited warranties against certain building defects and we have certain obligations related to those post-construction warranties for closed homes. The specific terms and conditions of these limited warranties vary by state, but overall the nature of the warranties include a complete workmanship and materials warranty for the first year after the close of the home, a major mechanical warranty for two years after the close of the home and a structural warranty that typically extends up to 10 years after the close of the home. With the assistance of an actuary, we have estimated the reserves for the structural warranty based on the number of homes still under warranty and our historical data and trends for our communities. We may use industry data with respect to similar product types and geographic areas in markets where our experience is incomplete to draw a meaningful conclusion. We regularly review our warranty reserves and adjust them, as necessary, to reflect changes in trends as information becomes available. Based on such reviews of warranty costs incurred, we did not adjust the warranty reserve balance in the three or nine months ended September 30, 2020 or 2019. Included in the warranty reserve balances at September 30, 2020 and December 31, 2019 reflected in the table below are case-specific reserves for a warranty matter related to alleged stucco defects in Florida and water drainage issues in a single community in Florida. See Note 15 in the accompanying unaudited financial statements for additional information regarding these case-specific reserves.

A summary of changes in our warranty reserves follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Balance, beginning of period	$21,578	$20,927	$22,015	$24,552
Additions to reserve from new home deliveries	4,592	4,150	12,620	11,425
Warranty claims	(2,911)	(3,766)	(11,376)	(14,666)
Adjustments to pre-existing reserves	—	—	—	—
Balance, end of period	$23,259	$21,311	$23,259	$21,311
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
Revenue Recognition. In accordance with ASC 606, Revenue from Contracts with Customers, we apply the following steps in determining the timing and amount of revenue to recognize: (1) identify the contract with our customer; (2) identify the performance obligation(s) in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract, if applicable; and (5) recognize revenue when (or as) we satisfy the performance obligations. The performance obligations and subsequent revenue recognition for our three sources of revenue are outlined below:
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
Home closing and land sale revenue expected to be recognized in any future year related to remaining performance obligations (if any) and the associated contract liabilities expected to be recognized as revenue, excluding revenue pertaining to contracts that have an original expected duration of one year or less, is not material. Revenue from financial services includes estimated future insurance policy renewal commissions as our performance obligations are satisfied upon issuance of the initial policy with a third party broker. The related contract assets for these estimated future renewal commissions are not material at September 30, 2020 and December 31, 2019. Our three sources of revenue are disaggregated by type in the accompanying unaudited consolidated income statements.
Recent Accounting Pronouncements.
In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract ("ASU 2018-15"), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. Entities need to consider both the nature of the costs and the phase of development in which the implementation costs are incurred to determine whether the costs should be capitalized or expensed. ASU 2018-15 was effective for us beginning January 1, 2020 on a prospective basis to all implementation costs incurred after the date of adoption. The adoption of ASU 2018-15 did not have a material impact on our financial statement disclosures.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"), which eliminates, adds, and modifies certain disclosure requirements for fair value measurements. Entities are no longer required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but public companies are required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU 2018-13 was effective for us beginning January 1, 2020. As we currently only have Level 2 financial instruments, the adoption of ASU 2018-13 did not have a material impact on our financial statement disclosures.

NOTE 2 — REAL ESTATE AND CAPITALIZED INTEREST
Real estate consists of the following (in thousands):

	As of
	September 30, 2020	December 31, 2019
Homes under contract under construction (1)	$967,222	$564,762
Unsold homes, completed and under construction (1)	395,151	686,948
Model homes (1)	86,933	121,340
Finished home sites and home sites under development (2)	1,291,710	1,371,311
Total	$2,741,016	$2,744,361

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
We capitalize our development period interest costs incurred to applicable qualifying assets in connection with our real estate development and construction activities. Capitalized interest is allocated to active real estate when incurred and charged to cost of closings when the related property is delivered. A summary of our capitalized interest is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Capitalized interest, beginning of period	$72,882	$88,307	$82,014	$88,454
Interest incurred	16,103	21,319	50,188	64,227
Interest expensed	(55)	(1,068)	(2,176)	(8,350)
Interest amortized to cost of home and land closings	(21,380)	(20,363)	(62,476)	(56,136)
Capitalized interest, end of period	$67,550	$88,195	$67,550	$88,195

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
The table below presents a summary of our lots under option at September 30, 2020 (dollars in thousands):

	Projected Number of Lots	Purchase Price	Option/ Earnest Money Deposits–Cash
Purchase and option contracts recorded on balance sheet as Real estate not owned	—	$—	$—
Option contracts — non-refundable deposits, committed (1)	8,740	469,067	36,885
Purchase contracts — non-refundable deposits, committed (1)	9,298	336,146	21,332
Purchase and option contracts —refundable deposits, committed	2,208	59,719	1,075
Total committed	20,246	864,932	59,292
Purchase and option contracts — refundable deposits, uncommitted (2)	15,059	432,573	3,675
Total lots under contract or option	35,305	$1,297,505	$62,967
Total purchase and option contracts not recorded on balance sheet (3)	35,305	$1,297,505	$62,967	(4)

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
(4)Amount is reflected on our unaudited consolidated balance sheet in Deposits on real estate under option or contract as of September 30, 2020.
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

NOTE 4 - INVESTMENTS IN UNCONSOLIDATED ENTITIES
We may enter into land development joint ventures as a means of accessing larger parcels of land, expanding our market opportunities, managing our risk profile and leveraging our capital base. While purchasing land through a joint venture can be beneficial, currently we do not view joint ventures as a primary source of land acquisitions. Our joint venture partners are generally other homebuilders, land sellers or other real estate investors. We generally do not have a controlling interest in these ventures, which means our joint venture partners could cause the venture to take actions we disagree with or fail to take actions we believe should be undertaken, including the sale of the underlying property to repay debt or recoup all or part of the partners' investments. Based on the structure of each joint venture, it may or may not be consolidated into our results. As of September 30, 2020, we had one active equity-method land venture with limited operations.

As of September 30, 2020, we also participated in one mortgage joint venture, which is engaged in mortgage activities and provides services to our homebuyers. Our investment in this mortgage joint venture as of September 30, 2020 and December 31, 2019 was $0.6 million and $0.7 million, respectively.

Summarized condensed combined financial information related to unconsolidated joint ventures that are accounted for using the equity method was as follows (in thousands):

	As of
	September 30, 2020	December 31, 2019
Assets:
Cash	$4,662	$6,329
Real estate	6,212	6,654
Other assets	3,599	4,382
Total assets	$14,473	$17,365
Liabilities and equity:
Accounts payable and other liabilities	$4,756	$6,580
Equity of:
Meritage (1)	5,205	5,678
Other	4,512	5,107
Total liabilities and equity	$14,473	$17,365

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$9,630	$13,232	$26,903	$33,076
Costs and expenses	(8,138)	(7,491)	(21,945)	(17,206)
Net earnings of unconsolidated entities	$1,492	$5,741	$4,958	$15,870
Meritage’s share of pre-tax earnings (1) (2)	$1,129	$3,106	$2,864	$8,934

(1)Balance represents Meritage’s interest, as reflected in the financial records of the respective joint ventures. This balance may differ from the balance reported in our unaudited consolidated financial statements due to the following reconciling items: (i) timing differences for revenue and distributions recognition, (ii) step-up basis and corresponding amortization, (iii) capitalization of interest on qualified assets, (iv) income deferrals as discussed in Note (2) below and (v) the cessation of allocation of losses from joint ventures in which we have previously written down our investment balance to zero and where we have no commitment to fund additional losses.
(2)Our share of pre-tax earnings is recorded in Earnings from financial services unconsolidated entities and other, net and Other income, net on our unaudited consolidated income statements and excludes joint venture profit related to lots we purchased from the joint ventures, if any. Such profit is deferred until homes are delivered by us and title passes to a homebuyer.

NOTE 5 — LOANS PAYABLE AND OTHER BORROWINGS
Loans payable and other borrowings consist of the following (in thousands):

	As of
	September 30, 2020	December 31, 2019
Other borrowings, real estate notes payable (1)	$23,031	$22,876
$780.0 million unsecured revolving credit facility with interest approximating LIBOR (approximately 0.15% at September 30, 2020) plus 1.375% or Prime (3.25% at September 30, 2020) plus 0.375%	—	—
Total	$23,031	$22,876
(1)Reflects non-recourse non-interest bearing notes payable in connection with land purchases.

The Company entered into an amended and restated unsecured revolving credit facility ("Credit Facility") in 2014 that has been amended from time to time. In June 2019, the Credit Facility was amended, extending the maturity date to July 2023, along with minor administrative changes. The Credit Facility's aggregate commitment is $780.0 million with an accordion feature permitting the size of the facility to increase to a maximum of $880.0 million, subject to certain conditions, including the availability of additional bank commitments. Borrowings under the Credit Facility are unsecured, but availability is subject to, among other things, a borrowing base. The Credit Facility also contains certain financial covenants, including (a) a minimum tangible net worth requirement of $1.1 billion (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings), and (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 60%. In addition, we are required to maintain either (i) an interest coverage ratio (EBITDA to interest expense, as defined therein) of at least 1.50 to 1.00 or (ii) liquidity (as defined therein) of an amount not less than our consolidated interest incurred during the trailing 12 months. We were in compliance with all Credit Facility covenants as of September 30, 2020.
We had no outstanding borrowings under the Credit Facility as of September 30, 2020 and December 31, 2019. During the first quarter of 2020 we borrowed $500.0 million on our Credit Facility, which we repaid in full during the second quarter of 2020. There were no borrowings or repayments during the three months ended September 30, 2020. There were no borrowings or repayments during the three and nine months ended September 30, 2019. As of September 30, 2020, we had outstanding letters of credit issued under the Credit Facility totaling $74.6 million, leaving $705.4 million available under the Credit Facility to be drawn.

NOTE 6 — SENIOR NOTES, NET
Senior notes, net consist of the following (in thousands):

	As of
	September 30, 2020	December 31, 2019
7.00% senior notes due 2022	300,000	300,000
6.00% senior notes due 2025. At September 30, 2020 and December 31, 2019 there was approximately $3,818 and $4,432 in net unamortized premium, respectively.	403,818	404,432
5.125% senior notes due 2027	300,000	300,000
Net debt issuance costs	(7,048)	(8,327)
Total	$996,770	$996,105
The indentures for all of our senior notes contain non-financial covenants including, among others, limitations on the amount of secured debt we may incur, and limitations on sale and leaseback transactions and mergers. We were in compliance with all such covenants as of September 30, 2020.
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

NOTE 7 — FAIR VALUE DISCLOSURES
ASC 820-10 Fair Value Measurement ("ASC 820") defines fair value and establishes a framework for measuring fair value and addresses required disclosures about fair value measurements. This standard establishes a three-level hierarchy for fair value measurements based upon the significant inputs used to determine fair value. Observable inputs are those which are obtained from market participants external to the company while unobservable inputs are generally developed internally, utilizing management’s estimates, assumptions and specific knowledge of the assets/liabilities and related markets. The three levels are defined as follows:

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
Financial Instruments: The fair value of our fixed-rate debt is derived from quoted market prices by independent dealers (level 2 inputs as per the discussion above) and is as follows (in thousands):

	As of
	September 30, 2020		December 31, 2019
	Aggregate Principal	Estimated Fair Value	Aggregate Principal	Estimated Fair Value
7.00% senior notes	$300,000	$318,000	$300,000	$327,390
6.00% senior notes	$400,000	$444,520	$400,000	$449,200
5.125% senior notes	$300,000	$333,030	$300,000	$319,500
Due to the short-term nature of other financial assets and liabilities, including our Loans payable and other borrowings, we consider the carrying amounts of our other short-term financial instruments to approximate fair value.

NOTE 8 — EARNINGS PER SHARE
Basic and diluted earnings per common share were calculated as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Basic weighted average number of shares outstanding	37,607	38,296	37,763	38,119
Effect of dilutive securities:
Unvested restricted stock	798	783	728	722
Diluted average shares outstanding	38,405	39,079	38,491	38,841
Net earnings	$109,118	$69,809	$270,948	$146,049
Basic earnings per share	$2.90	$1.82	$7.17	$3.83
Diluted earnings per share	$2.84	$1.79	$7.04	$3.76

NOTE 9 — ACQUISITIONS AND GOODWILL
Goodwill. In prior years, we have entered new markets through the acquisition of the homebuilding assets and operations of local/regional homebuilders in Georgia, South Carolina and Tennessee. As a result of these transactions, we recorded approximately $33.0 million of goodwill. Goodwill represents the excess of the purchase price of our acquisitions over the fair value of the net assets acquired. Our acquisitions were recorded in accordance with ASC 805, Business Combinations, and ASC 820, using the acquisition method of accounting. The purchase price for acquisitions was allocated based on estimated fair value of the assets and liabilities at the date of the acquisition. The combined excess purchase price of our acquisitions over the fair value of the net assets is classified as goodwill and is included on our unaudited consolidated balance sheet in Prepaids, other assets and goodwill. In accordance with ASC 350, we assess the recoverability of goodwill annually, or more frequently, if impairment indicators are present.

A summary of the carrying amount of goodwill follows (in thousands):

	West	Central	East	Financial Services	Corporate	Total
Balance at December 31, 2019	$—	$—	$32,962	$—	$—	$32,962
Additions	—	—	—	—	—	—
Balance at September 30, 2020	$—	$—	$32,962	$—	$—	$32,962

NOTE 10 — STOCKHOLDERS’ EQUITY
A summary of changes in stockholders’ equity is presented below (in thousands):

	Nine Months Ended September 30, 2020
	(In thousands)
	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2019	38,199	$382	$505,352	$1,468,256	$1,973,990
Net earnings	—	—	—	71,152	71,152
Stock-based compensation expense	—	—	6,437	—	6,437
Issuance of stock	398	4	(4)	—	—
Share repurchases	(1,000)	(10)	(60,803)	—	(60,813)
Balance at March 31, 2020	37,597	$376	$450,982	$1,539,408	$1,990,766
Net earnings	—	—	—	90,678	90,678
Stock-based compensation expense	—	—	3,157	—	3,157
Issuance of stock	6	1	(1)	—	—
Balance at June 30, 2020	37,603	377	454,138	1,630,086	2,084,601
Net earnings	—	—	—	109,118	109,118
Stock-based compensation expense	—	—	6,130	—	6,130
Issuance of stock	9	—	—	—	—
Balance at September 30, 2020	37,612	$377	$460,268	$1,739,204	$2,199,849

	Nine Months Ended September 30, 2019
	(In thousands)
	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2018	38,073	$381	$501,781	$1,218,593	$1,720,755
Net earnings	—	—	—	25,412	25,412
Stock-based compensation expense	—	—	5,861	—	5,861
Issuance of stock	400	4	(4)	—	—
Share repurchases	(209)	(2)	(8,955)	—	(8,957)
Balance at March 31, 2019	38,264	$383	$498,683	$1,244,005	$1,743,071
Net earnings	—	—	—	50,828	50,828
Stock-based compensation expense	—	—	4,201	—	4,201
Issuance of stock	3	—	—	—	—
Balance at June 30, 2019	38,267	383	502,884	1,294,833	1,798,100
Net earnings	—	—	—	69,809	69,809
Stock-based compensation expense	—	—	5,657	—	5,657
Issuance of stock	32	—	—	—	—
Balance at September 30, 2019	38,299	$383	$508,541	$1,364,642	$1,873,566

NOTE 11 — STOCK BASED AND DEFERRED COMPENSATION

We have a stock compensation plan, the Meritage Homes Corporation 2018 Stock Incentive Plan (the “2018 Plan"), that was approved by our Board of Directors and our stockholders and adopted in May 2018. The 2018 Plan is administered by our Board of Directors and allows for the grant of stock appreciation rights, restricted stock awards, restricted stock units, performance share awards and performance-based awards in addition to non-qualified and incentive stock options. All available shares from expired, terminated, or forfeited awards that remained under prior plans were merged into and became available for grant under the 2018 Plan. The 2018 Plan authorizes awards to officers, key employees, non-employee directors and consultants. The 2018 Plan authorizes 6,600,000 shares of stock to be awarded, of which 1,304,796 shares remain available for grant at September 30, 2020. We believe that such awards provide a means of performance-based compensation to attract and retain qualified employees and better align the interests of our employees with those of our stockholders. Non-vested stock awards are usually granted with a five-year ratable vesting period for employees, a three-year cliff vesting for both non-vested stock and performance-based awards granted to senior executive officers and either a three-year cliff vesting or one-year vesting for non-employee directors, dependent on their start date.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Stock-based compensation expense	$6,130	$5,657	$15,724	$15,719
Non-vested shares granted	2,112	3,314	225,593	385,328
Performance-based non-vested shares granted	—	—	56,139	94,152
Performance-based shares issued in excess of target shares granted (1)	—	—	24,054	—
Restricted stock awards vested (includes performance-based awards)	8,610	32,369	413,016	435,292
(1)Performance-based shares that vested and were issued as a result of performance achievement exceeding the originally established targeted number of shares related to respective performance metrics.
The following table includes additional information regarding our Stock Plans (dollars in thousands):

	As of
	September 30, 2020	December 31, 2019
Unrecognized stock-based compensation cost	$26,568	$22,341
Weighted average years expense recognition period	2.27	1.70
Total equity awards outstanding (1)	1,101,671	1,240,529
(1)Includes unvested restricted stock, performance-based awards (assuming 100% payout) and restricted stock units.
We also offer a non-qualified deferred compensation plan ("deferred compensation plan") to highly compensated employees in order to allow them additional pre-tax income deferrals above and beyond the limits that qualified plans, such as 401(k) plans, impose on highly compensated employees. We do not currently offer a contribution match on the deferred compensation plan. All contributions to the plan to date have been funded by the employees and, therefore, we have no associated expense related to the deferred compensation plan for the three or nine months ended September 30, 2020 or 2019, other than minor administrative costs.

NOTE 12 — INCOME TAXES
Components of the income tax provision are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Federal	$21,692	$18,644	$54,594	$38,312
State	4,696	3,913	12,659	8,049
Total	$26,388	$22,557	$67,253	$46,361

The effective tax rate for the three and nine months ended September 30, 2020 was 19.5% and 19.9%, and for the three and nine months ended September 30, 2019 was 24.4% and 24.1%, respectively. The nine months ended September 30, 2020 tax rate reflects credits earned under the Taxpayer Certainty and Disaster Tax Relief Act of 2019 ("the Act") enacted into law on December 20, 2019. The Act extended eligibility for the Internal Revenue Code ("IRC") §45L new energy efficient homes credit for years 2018 through 2020. For the first nine months of 2020, we recorded a tax benefit from the new law based on estimates for qualifying new energy efficient homes. For the first nine months of 2019, the tax benefit from the new law was not reflected in the tax rate due to the December enactment date. In the first nine months of 2019 and 2020, we recorded tax benefits from vested equity-based compensation for stock awards. These tax benefits have a favorable impact on our effective tax rates.

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
At September 30, 2020 and December 31, 2019, we have no unrecognized tax benefits. We believe that our current income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change. Our policy is to accrue interest and penalties on unrecognized tax benefits and include them in federal income tax expense.
We determine our deferred tax assets and liabilities in accordance with ASC 740, Income Taxes. We evaluate our deferred tax assets, including the benefit from net operating losses ("NOLs"), by jurisdiction to determine if a valuation allowance is required. Companies must assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. This assessment considers, among other matters, the nature, frequency and severity of cumulative losses, forecasts of future profitability, the length of statutory carry forward periods, experiences with operating losses and experiences of utilizing tax credit carry forwards and tax planning alternatives. We have no valuation allowance on our deferred tax assets or NOL carryovers at September 30, 2020.
At September 30, 2020, we had no remaining federal NOL carry forward or un-utilized federal tax credits. At September 30, 2020 and December 31, 2019, we had tax benefits for state NOL carry forwards of $0.5 million, net of federal benefit, that begin to expire in 2030.
At September 30, 2020, we have income taxes payable of $9.7 million and income taxes receivable of $5.0 million. The income taxes payable primarily consists of current federal and state tax accruals, net of estimated tax payments. This amount is recorded in Accrued liabilities on the accompanying unaudited balance sheet at September 30, 2020. The income taxes receivable primarily consists of energy tax credits and is recorded in Other receivables on the accompanying unaudited balance sheet at September 30, 2020.
We conduct business and are subject to tax in the U.S. both federally and in several states. With few exceptions, we are no longer subject to U.S. federal, state, or local income tax examinations by taxing authorities for years prior to 2015. We have one state income tax examination being conducted at this time and do not expect it to have a material outcome.
The tax benefits from NOLs, built-in losses, and tax credits would be materially reduced or potentially eliminated if we experience an “ownership change” as defined under IRC §382. Based on our analysis performed as of September 30, 2020 we do not believe that we have experienced an ownership change. As a protective measure, our stockholders held a Special Meeting of Stockholders on February 16, 2009 and approved an amendment to our Articles of Incorporation that restricts certain transfers of our common stock. The amendment is intended to help us avoid an unintended ownership change and thereby preserve the value of any tax benefit for future utilization.

NOTE 13 — SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
The following table presents certain supplemental cash flow information (in thousands):

	Nine Months Ended September 30,
	2020	2019
Cash paid during the year for:
Interest, net of interest capitalized	$(14,756)	$(13,622)
Income taxes paid	$49,103	$39,491
Non-cash operating activities:
Real estate acquired through notes payable	$8,664	$2,248

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
The following segment information is in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Homebuilding revenue (1):
West	$434,289	$366,149	$1,198,782	$938,117
Central	353,208	279,564	909,692	761,702
East	350,594	295,167	963,709	813,816
Consolidated total	$1,138,091	$940,880	$3,072,183	$2,513,635
Homebuilding segment operating income:
West	$53,423	$41,237	$140,059	$83,619
Central	52,394	31,979	119,208	72,795
East	37,791	24,326	97,343	53,235
Total homebuilding segment operating income	143,608	97,542	356,610	209,649
Financial services segment profit	4,315	5,582	10,942	16,315
Corporate and unallocated costs (2)	(13,550)	(12,092)	(30,488)	(31,020)
Interest expense	(55)	(1,068)	(2,176)	(8,350)
Other income, net	1,188	2,402	3,313	5,816
Net earnings before income taxes	$135,506	$92,366	$338,201	$192,410

(1)Homebuilding revenue includes the following land closing revenue, by segment, as outlined in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Land closing revenue:
West	$—	$—	$4,974	$30
Central	3,301	820	7,901	1,513
East	1,569	875	4,079	11,204
Total	$4,870	$1,695	$16,954	$12,747
(2)Balance consists primarily of corporate costs and numerous shared service functions such as finance and treasury that are not allocated to the homebuilding or financial services reporting segments.

	At September 30, 2020
	West		Central		East		Financial Services	Corporate and Unallocated		Total
Deposits on real estate under option or contract	$24,085		$12,807		$26,075		$—	$—		$62,967
Real estate	1,198,314		716,968		825,734		—	—		2,741,016
Investments in unconsolidated entities	260		2,987		—		—	572		3,819
Other assets	47,869	(1)	113,800	(2)	87,300	(3)	564	629,983	(4)	879,516
Total assets	$1,270,528		$846,562		$939,109		$564	$630,555		$3,687,318

(1)Balance consists primarily of cash and property and equipment.
(2)Balance consists primarily of cash, development reimbursements from local municipalities and prepaid expenses and other assets.
(3)Balance consists primarily of cash, goodwill (see Note 9), prepaid expenses and other assets and property and equipment.
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
(4)Balance consists primarily of cash.

NOTE 15 — COMMITMENTS AND CONTINGENCIES
We are involved in various routine legal and regulatory proceedings, including, without limitation, warranty claims and litigation and arbitration proceedings alleging construction defects. In general, the proceedings are incidental to our business, and most exposure is subject to and should be covered by warranty and indemnity obligations of our consultants and subcontractors. Additionally, some such claims are also covered by insurance. With respect to the majority of pending litigation matters, our ultimate legal and financial responsibility, if any, cannot be estimated with certainty and, in most cases, any potential losses related to these matters are not considered probable. Historically, most disputes regarding warranty claims are resolved prior to litigation. We believe there are no pending legal or warranty matters as of September 30, 2020 that could have a material adverse impact upon our consolidated financial condition, results of operations or cash flows that have not been sufficiently reserved.

As discussed in Note 1 under the heading “Warranty Reserves”, within our $23.3 million of total warranty reserves at September 30, 2020 we have case specific reserves related to alleged stucco defects in homes in certain Florida communities we developed between 2006 and 2016 and for water drainage issues in a single community in Florida that we developed in 2016. Our review and handling of these two matters is ongoing and our estimate of and reserves for resolving these matters is based on internal data, our judgement and various assumptions and estimates. Due to the degree of judgment and the potential for variability in our underlying assumptions and estimates, as we obtain additional information, we may revise our estimates and thus our related reserves. As of September 30, 2020, after considering potential recoveries from the consultants and contractors involved and their insurers and the potential recovery under our general liability insurance policies, we believe our reserves are sufficient to cover the above mentioned matters. See Note 1 for information related to our warranty obligations.

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

The words “believe,” “expect,” “anticipate,” “forecast,” “plan,” “intend,” "may," "will," "should," "could," “estimate,” “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. All statements we make other than statements of historical fact are forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Forward-looking statements in this Quarterly Report include: statements concerning our expectations for our financial results, business, operations, and the economy and society in general; trends and economic factors in the homebuilding industry in general, and our markets and results specifically, including the impact thereon of COVID-19 and governmental imposed restrictions and reaction thereto; our operating strategy and initiatives, including our strategy to expand the number of communities that target the first-time and first move-up buyers and the benefits of our virtual tours and solutions including our actions in light of COVID-19; demand and pricing trends in the short-term throughout our geographies; that we may opportunistically repurchase or redeem our debt; the benefits of our land acquisition strategy and structures, including the use and the benefits of option contracts; our expectation that existing guarantees, letters of credit and performance and surety bonds will not be drawn on; the adequacy of our insurance coverage and warranty reserves; the expected outcome of legal proceedings we are involved in and the sufficiency of our reserves relating thereto; seasonality; our ability and willingness to acquire land under option or contract; our strategy and trends and expectations concerning sales prices, sales pace, closings, orders, cancellations, material and labor costs for land development and home construction, gross margins, gross profit, revenues, net earnings, operating leverage, backlog and backlog conversion, land prices, changes in and location of active communities, and the amount, type and timing of new community openings; seasonality; our future cash needs; the impact of new accounting standards; that we may seek to raise additional debt and equity capital; our intentions regarding the payment of dividends and the use of derivative contracts; our perceptions about the importance of joint ventures to our business; and the impact of changes in interest rates.

Important factors that could cause actual results to differ materially from those in forward-looking statements, and that could negatively affect our business include, but are not limited to, the following: disruptions to our business by COVID-19, fear of a similar event, and measures that federal, state and local governments and/or health authorities implement to address it; the availability and cost of finished lots and undeveloped land; shortages in the availability and cost of labor; the ability of our potential buyers to sell their existing homes; changes in interest rates and the availability and pricing of residential mortgages; our exposure to information technology failures and security breaches and the impact thereof; legislation related to tariffs; inflation in the cost of materials used to develop communities and construct homes; the adverse effect of slow absorption rates; impairments of our real estate inventory; cancellation rates; competition; changes in tax laws that adversely impact us or our homebuyers; a change to the feasibility of projects under option or contract that could result in the write-down or write-off of earnest or option deposits; our potential exposure to and impacts from natural disasters or severe weather conditions; home warranty and construction defect claims; failures in health and safety performance; our ability to obtain performance and surety bonds in connection with our development work; the loss of key personnel; failure to comply with laws and regulations; our limited geographic diversification; fluctuations in quarterly operating results; our level of indebtedness; our ability to obtain financing if our credit ratings are downgraded; our compliance with government regulations; the effect of legislative and other governmental actions, orders, policies or initiatives that impact housing, labor availability, construction, mortgage availability, our access to capital, the cost of capital or the economy in general, or other initiatives that seek to restrain growth of new housing construction or similar measures; legislation relating to energy and climate change; the replication of our energy-efficient technologies by our competitors; negative publicity that affects our reputation; and other factors identified in documents filed by the Company with the Securities and Exchange Commission, including those set forth in this Form 10-Q and our Form 10-K for the year ended December 31, 2019 under the caption "Risk Factors.
Forward-looking statements express expectations of future events. All forward-looking statements are inherently uncertain, especially with respect to the impact of COVID-19, as they are based on various expectations and assumptions concerning future events and they are subject to numerous known and unknown risks and uncertainties that could cause actual events or results to differ materially from those projected. Due to these inherent uncertainties, the investment community is urged not to place undue reliance on forward-looking statements. In addition, we disclaim and undertake no obligations to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to projections over time, except as required by law.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview and Outlook
The United States and world economies have been dramatically affected by COVID-19 as there has been inherent uncertainty due to rapidly changing governmental orders, public health concerns, the resulting market reactions, related unemployment and the psychology of potential homebuyers. Such a fluid environment makes it challenging to estimate the impact that this pandemic may have on the future performance of our business. However, the desire to have larger, healthier single-family homes with additional space and technological capabilities to accommodate work or school-from-home scenarios, a limited supply of existing homes, coupled with low interest rates, have contributed to an unanticipated spike in the demand for new home offerings as a whole, particularly for readily-available inventory at lower price points, which aligns well with our strategy. As a result, we have experienced significant increases in sales, closings, and pricing power across our geographies throughout the second and third quarters of 2020. We have also accelerated various company-wide digital initiatives that were already in progress that facilitate the marketing, selling and closing of homes for buyers who are more comfortable transacting remotely.

We believe the digital and online efforts helped us effectively navigate the initial shelter-in-place orders and continue to provide a simple, streamlined solution to our customers through:

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
•Collecting earnest money payments remotely through third-party hosted money-transfer solutions; and
•Offering drive-through and partial or fully virtual closings in states where such services are permitted.

Throughout this ever changing environment, our primary concern has and continues to be the health and well-being of our employees, customers, business partners and the communities we build in. Since the inception of this pandemic, we have followed all applicable government orders and guidelines of public health agencies, and have modified our standards and protocols to safeguard all of our stakeholders as conditions change. In order to address the changing environment, we temporarily closed our sales centers and model homes, as well as our Studio M design centers, to the general public, shifting to an appointment-only home sales process in March 2020. All sales centers and Studio M centers are now open. We have implemented responsible hygiene and cleaning, social distancing and other processes in all of our operations.

As of September 30, 2020 approximately 93% of our communities are targeted to first-time or first move-up buyers and those buyer segments represented approximately 94% of our orders in the third quarter of 2020.
Summary Company Results

Our results for the third quarter of 2020 reflect continued strong growth in closings and orders, compared to the third quarter of 2019 as buyers took advantage of the historically low interest-rate environment and capitalized on their desire to move out of their existing home and transition to a larger, healthier home with indoor space to accommodate work and school from home needs and outdoor space to enjoy while practicing social distancing. Total home closing revenue was $1.1 billion on 3,004 homes closed for the three months ended September 30, 2020 compared to $939.2 million on 2,419 homes closed for the third quarter of 2019, 20.7% and 24.2% increases, respectively. In addition to higher home closing revenue, third quarter results benefited from a 170 basis point increase in home closing gross margin that resulted in a $57.5 million year-over-year increase in home closing gross profit to $243.6 million compared to $186.1 million in the third quarter of 2019. We attribute this gross profit improvement to our simplified product offerings with more efficient product designs which reduce both construction costs and construction cycle times. In addition, we experienced pricing power in all of our geographies due to the strength of the new home market, which more than offset building material costs increases, particularly with respect to lumber. We also realized significant savings in sales and marketing spending as we leveraged more digital platforms and scaled back certain corporate expenditures due to COVID-19. Earnings before income taxes improved by $43.1 million year over year to $135.5 million for the third quarter of 2020. These improved year-over-year results combined with a lower effective income tax rate of 19.5% as compared to 24.4% in 2019 led to net earnings of $109.1 million in the third quarter of 2020 versus $69.8 million in the third quarter of 2019. For the nine months ended September 30, 2020, home closing revenue was $3.1 billion on 8,090 homes closed, 22.2% and 25.7% increases over 2019, respectively. Similar to the third quarter, year-to-date results reflect an increase of $180.9 million in home closing gross profit versus the nine months ended September 30, 2019. Higher gross profit, lower selling, general, and administrative expenses, combined with a $6.2 million decrease in interest expense year-over year due to the December 2019 early redemption of $300 million of senior notes, led to net income of $270.9 million for the nine months ended September 30, 2019 compared to $146.0 million for the 2019 period.

In addition to the positive trends in our home closings and financial results, orders for the three and nine months ended September 30, 2020 were up significantly as well. Home orders were 70.5% and 40.2% higher, respectively, over the prior year, and our order cancellation rate dropped to 13% for the third quarter of 2020 compared to 17% for the prior year period. We ended the third quarter of 2020 with 5,242 homes in backlog valued at $2.0 billion, a 49.0% increase in units and a 43.5% increase in value over September 30, 2019.
Company Positioning
We believe that our on-going investments in new communities designed for the first-time and first move-up homebuyer, industry-leading innovation in our energy-efficient product offerings, automation, and transformative customer buying experience, create a differentiated strategy that has aided us in our success in the highly-competitive new home market and will continue to do so in the long-term.
Our focus includes the following strategic initiatives:
•Ensuring sufficient speculative/started inventory is available in all communities to accommodate our customers' desire for a quick move-in home;
•Expanding the number of actively selling communities that target the growing number of first-time and first move-up homebuyers. After a short pause in the latter part of the first quarter and the start of the second quarter due to COVID-19 uncertainties, we have been aggressively acquiring and contracting for lots and communities;
•Improving the overall customer experience, leveraging our simplified customer home purchase and option selection process for move-up buyers at Studio M;
•Demonstrating our commitment to innovation through digital tours and solutions available to our customers that allow the entire home marketing and sales processes, and in some geographies the closing process, to be conducted on-line;
•Simplifying our production process and adding consistency to our production cadence allowing us to more efficiently build our homes, shorten our construction timeline and reduce our construction costs, which in turn allows us to competitively price our homes; and
•Improving our home closing gross profit by growing closing volume while streamlining our operations, allowing us to better leverage our overhead.
In order to maintain focus on growing our business, we also remain committed to the following:
•Increasing orders and order pace through the use of our consumer and market research to ensure that we build homes that offer our buyers their desired features and amenities;
•Achieving or maintaining at least 5% market share in all of our markets;
•Continuing to innovate and promote our energy efficiency program and our M.Connected® Automation Suite to create differentiation for the Meritage brand;
•Managing construction efficiencies and costs through national and regional vendor relationships with a focus on simplified product and limited SKUs, quality construction and warranty management;
•Carefully managing our liquidity and maintaining a strong balance sheet. We ended the quarter with a 31.7% debt-to-capital ratio and a 15.7% net debt-to-capital ratio;
•Maximizing returns to our shareholders, most recently through our improved financial performance, debt repayment and share repurchase program; and
•Creating an inclusive and positive culture focused on cultivating an environment where every team member can be highly engaged in embracing opportunities to develop and grow in their careers.

Critical Accounting Policies
The accounting policies we deem most critical to us and that involve the most difficult, subjective or complex judgments include revenue recognition, valuation of real estate, warranty reserves and valuation of deferred tax assets. There have been no significant changes to our critical accounting policies during the nine months ended September 30, 2020 compared to those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our 2019 Annual Report on Form 10-K.

Home Closing Revenue, Home Orders and Order Backlog
The composition of our closings, home orders and backlog is constantly changing and is based on a changing mix of communities with various price points between periods as new projects open and existing projects wind down and close-out. Further, individual homes within a community can range significantly in price due to differing square footage, option selections, lot sizes and quality and location of lots (e.g. cul-de-sac, view lots, greenbelt lots). These variations result in a lack of meaningful comparability between our home orders, closings and backlog due to the changing mix between periods. The tables on the following pages present operating and financial data that we consider most critical to managing our operations (dollars in thousands):

	Three Months Ended September 30,		Quarter over Quarter
	2020	2019	Change $	Change %
Home Closing Revenue
Total
Dollars	$1,133,221	$939,185	$194,036	20.7%
Homes closed	3,004	2,419	585	24.2%
Average sales price	$377.2	$388.3	$(11.1)	(2.9)%
West Region
Arizona
Dollars	$143,630	$144,920	$(1,290)	(0.9)%
Homes closed	429	440	(11)	(2.5)%
Average sales price	$334.8	$329.4	$5.4	1.6%
California
Dollars	$202,460	$135,555	$66,905	49.4%
Homes closed	332	200	132	66.0%
Average sales price	$609.8	$677.8	$(68.0)	(10.0)%
Colorado
Dollars	$88,199	$85,674	$2,525	2.9%
Homes closed	183	169	14	8.3%
Average sales price	$482.0	$506.9	$(24.9)	(4.9)%
West Region Totals
Dollars	$434,289	$366,149	$68,140	18.6%
Homes closed	944	809	135	16.7%
Average sales price	$460.1	$452.6	$7.5	1.7%
Central Region - Texas
Central Region Totals
Dollars	$349,907	$278,744	$71,163	25.5%
Homes closed	1,059	810	249	30.7%
Average sales price	$330.4	$344.1	$(13.7)	(4.0)%
East Region
Florida
Dollars	$124,836	$118,804	$6,032	5.1%
Homes closed	339	302	37	12.3%
Average sales price	$368.2	$393.4	$(25.2)	(6.4)%
Georgia
Dollars	$62,921	$46,984	$15,937	33.9%
Homes closed	178	139	39	28.1%
Average sales price	$353.5	$338.0	$15.5	4.6%
North Carolina
Dollars	$98,322	$77,696	$20,626	26.5%
Homes closed	295	206	89	43.2%
Average sales price	$333.3	$377.2	$(43.9)	(11.6)%
South Carolina
Dollars	$25,502	$23,768	$1,734	7.3%
Homes closed	78	75	3	4.0%
Average sales price	$326.9	$316.9	$10.0	3.2%
Tennessee
Dollars	$37,444	$27,040	$10,404	38.5%
Homes closed	111	78	33	42.3%
Average sales price	$337.3	$346.7	$(9.4)	(2.7)%
East Region Totals
Dollars	$349,025	$294,292	$54,733	18.6%
Homes closed	1,001	800	201	25.1%
Average sales price	$348.7	$367.9	$(19.2)	(5.2)%

	Nine Months Ended September 30,		Quarter over Quarter
	2020	2019	Change $	Change %
Home Closing Revenue
Total
Dollars	$3,055,229	$2,500,888	$554,341	22.2%
Homes closed	8,090	6,437	1,653	25.7%
Average sales price	$377.7	$388.5	$(10.8)	(2.8)%
West Region
Arizona
Dollars	$437,233	$368,762	$68,471	18.6%
Homes closed	1,315	1,126	189	16.8%
Average sales price	$332.5	$327.5	$5.0	1.5%
California
Dollars	$487,605	$304,846	$182,759	60.0%
Homes closed	787	464	323	69.6%
Average sales price	$619.6	$657.0	$(37.4)	(5.7)%
Colorado
Dollars	$268,970	$264,479	$4,491	1.7%
Homes closed	553	507	46	9.1%
Average sales price	$486.4	$521.7	$(35.3)	(6.8)%
West Region Totals
Dollars	$1,193,808	$938,087	$255,721	27.3%
Homes closed	2,655	2,097	558	26.6%
Average sales price	$449.6	$447.3	$2.3	0.5%
Central Region - Texas
Central Region Totals
Dollars	$901,791	$760,189	$141,602	18.6%
Homes closed	2,747	2,176	571	26.2%
Average sales price	$328.3	$349.4	$(21.1)	(6.0)%
East Region
Florida
Dollars	$357,233	$321,364	$35,869	11.2%
Homes closed	942	809	133	16.4%
Average sales price	$379.2	$397.2	$(18.0)	(4.5)%
Georgia
Dollars	$163,617	$132,440	$31,177	23.5%
Homes closed	459	380	79	20.8%
Average sales price	$356.5	$348.5	$8.0	2.3%
North Carolina
Dollars	$276,477	$204,866	$71,611	35.0%
Homes closed	805	558	247	44.3%
Average sales price	$343.4	$367.1	$(23.7)	(6.5)%
South Carolina
Dollars	$73,113	$66,513	$6,600	9.9%
Homes closed	229	202	27	13.4%
Average sales price	$319.3	$329.3	$(10.0)	(3.0)%
Tennessee
Dollars	$89,190	$77,429	$11,761	15.2%
Homes closed	253	215	38	17.7%
Average sales price	$352.5	$360.1	$(7.6)	(2.1)%
East Region Totals
Dollars	$959,630	$802,612	$157,018	19.6%
Homes closed	2,688	2,164	524	24.2%
Average sales price	$357.0	$370.9	$(13.9)	(3.7)%

	Three Months Ended September 30,		Quarter over Quarter
	2020	2019	Change $	Change %
Home Orders (1)
Total
Dollars	$1,488,480	$858,395	$630,085	73.4%
Homes ordered	3,851	2,258	1,593	70.5%
Average sales price	$386.5	$380.2	$6.3	1.7%
West Region
Arizona
Dollars	$240,151	$159,778	$80,373	50.3%
Homes ordered	709	482	227	47.1%
Average sales price	$338.7	$331.5	$7.2	2.2%
California
Dollars	$319,680	$124,201	$195,479	157.4%
Homes ordered	510	198	312	157.6%
Average sales price	$626.8	$627.3	$(0.5)	(0.1)%
Colorado
Dollars	$88,972	$74,498	$14,474	19.4%
Homes ordered	188	156	32	20.5%
Average sales price	$473.3	$477.6	$(4.3)	(0.9)%
West Region Totals
Dollars	$648,803	$358,477	$290,326	81.0%
Homes ordered	1,407	836	571	68.3%
Average sales price	$461.1	$428.8	$32.3	7.5%
Central Region - Texas
Central Region Totals
Dollars	$395,453	$217,648	$177,805	81.7%
Homes ordered	1,183	649	534	82.3%
Average sales price	$334.3	$335.4	$(1.1)	(0.3)%
East Region
Florida
Dollars	$179,607	$111,471	$68,136	61.1%
Homes ordered	491	293	198	67.6%
Average sales price	$365.8	$380.4	$(14.6)	(3.8)%
Georgia
Dollars	$62,541	$47,527	$15,014	31.6%
Homes ordered	172	138	34	24.6%
Average sales price	$363.6	$344.4	$19.2	5.6%
North Carolina
Dollars	$132,988	$69,017	$63,971	92.7%
Homes ordered	386	188	198	105.3%
Average sales price	$344.5	$367.1	$(22.6)	(6.2)%
South Carolina
Dollars	$28,140	$17,520	$10,620	60.6%
Homes ordered	90	55	35	63.6%
Average sales price	$312.7	$318.5	$(5.8)	(1.8)%
Tennessee
Dollars	$40,948	$36,735	$4,213	11.5%
Homes ordered	122	99	23	23.2%
Average sales price	$335.6	$371.1	$(35.5)	(9.6)%
East Region Totals
Dollars	$444,224	$282,270	$161,954	57.4%
Homes ordered	1,261	773	488	63.1%
Average sales price	$352.3	$365.2	$(12.9)	(3.5)%
(1)Home orders for any period represent the aggregate sales price of all homes ordered, net of cancellations. We do not include orders contingent upon the sale of a customer’s existing home as a sales contract until the contingency is removed.

	Nine Months Ended September 30,		Quarter over Quarter
	2020	2019	Change $	Change %
Home Orders (1)
Total
Dollars	$3,958,870	$2,879,369	$1,079,501	37.5%
Homes ordered	10,550	7,523	3,027	40.2%
Average sales price	$375.2	$382.7	$(7.5)	(2.0)%
West Region
Arizona
Dollars	$654,579	$493,391	$161,188	32.7%
Homes ordered	2,016	1,521	495	32.5%
Average sales price	$324.7	$324.4	$0.3	0.1%
California
Dollars	$769,251	$368,194	$401,057	108.9%
Homes ordered	1,250	572	678	118.5%
Average sales price	$615.4	$643.7	$(28.3)	(4.4)%
Colorado
Dollars	$258,268	$290,060	$(31,792)	(11.0)%
Homes ordered	540	580	(40)	(6.9)%
Average sales price	$478.3	$500.1	$(21.8)	(4.4)%
West Region Totals
Dollars	$1,682,098	$1,151,645	$530,453	46.1%
Homes ordered	3,806	2,673	1,133	42.4%
Average sales price	$442.0	$430.8	$11.2	2.6%
Central Region - Texas
Central Region Totals
Dollars	$1,130,943	$799,293	$331,650	41.5%
Homes ordered	3,457	2,346	1,111	47.4%
Average sales price	$327.1	$340.7	$(13.6)	(4.0)%
East Region
Florida
Dollars	$435,411	$369,503	$65,908	17.8%
Homes ordered	1,198	925	273	29.5%
Average sales price	$363.4	$399.5	$(36.1)	(9.0)%
Georgia
Dollars	$182,958	$149,731	$33,227	22.2%
Homes ordered	518	431	87	20.2%
Average sales price	$353.2	$347.4	$5.8	1.7%
North Carolina
Dollars	$340,626	$241,573	$99,053	41.0%
Homes ordered	999	658	341	51.8%
Average sales price	$341.0	$367.1	$(26.1)	(7.1)%
South Carolina
Dollars	$85,316	$65,540	$19,776	30.2%
Homes ordered	272	205	67	32.7%
Average sales price	$313.7	$319.7	$(6.0)	(1.9)%
Tennessee
Dollars	$101,518	$102,084	$(566)	(0.6)%
Homes ordered	300	285	15	5.3%
Average sales price	$338.4	$358.2	$(19.8)	(5.5)%
East Region Totals
Dollars	$1,145,829	$928,431	$217,398	23.4%
Homes ordered	3,287	2,504	783	31.3%
Average sales price	$348.6	$370.8	$(22.2)	(6.0)%

	Three Months Ended September 30,
	2020		2019
	Ending	Average	Ending	Average
Active Communities
Total	204	220.5	250	252.0
West Region
Arizona	35	36.5	37	38.5
California	20	24.0	24	22.0
Colorado	11	12.0	20	20.5
West Region Totals	66	72.5	81	81.0
Central Region - Texas
Central Region Totals	58	63.0	74	73.5
East Region
Florida	34	35.0	36	36.0
Georgia	11	14.0	18	19.5
North Carolina	20	20.5	22	22.5
South Carolina	6	5.5	10	9.5
Tennessee	9	10.0	9	10.0
East Region Totals	80	85.0	95	97.5

	Nine Months Ended September 30,
	2020		2019
	Ending	Average	Ending	Average
Active Communities
Total	204	232.1	250	261.0
West Region
Arizona	35	34.3	37	38.5
California	20	25.3	24	20.5
Colorado	11	13.8	20	20.0
West Region Totals	66	73.4	81	79.0
Central Region - Texas
Central Region Totals	58	70.3	74	84.5
East Region
Florida	34	34.4	36	33.5
Georgia	11	15.3	18	20.0
North Carolina	20	21.6	22	23.5
South Carolina	6	6.8	10	11.0
Tennessee	9	10.3	9	9.5
East Region Totals	80	88.4	95	97.5

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cancellation Rates (1)
Total	13%	17%	14%	14%
West Region
Arizona	10%	14%	11%	12%
California	13%	16%	15%	15%
Colorado	15%	18%	15%	12%
West Region Totals	12%	16%	13%	12%
Central Region - Texas
Central Region Totals	15%	22%	16%	17%
East Region
Florida	12%	13%	12%	10%
Georgia	12%	17%	12%	16%
North Carolina	11%	11%	9%	10%
South Carolina	15%	20%	13%	19%
Tennessee	12%	12%	17%	9%
East Region Totals	11%	14%	12%	12%
(1)Cancellation rates are computed as the number of canceled units for the period divided by the gross sales units for the same period.

	At September 30,		Quarter over Quarter
	2020	2019	Change $	Change %
Order Backlog (1)
Total
Dollars	$2,004,981	$1,397,033	$607,948	43.5%
Homes in backlog	5,242	3,519	1,723	49.0%
Average sales price	$382.5	$397.0	$(14.5)	(3.7)%
West Region
Arizona
Dollars	$404,044	$258,341	$145,703	56.4%
Homes in backlog	1,212	738	474	64.2%
Average sales price	$333.4	$350.1	$(16.7)	(4.8)%
California
Dollars	$373,949	$129,880	$244,069	187.9%
Homes in backlog	608	199	409	205.5%
Average sales price	$615.0	$652.7	$(37.7)	(5.8)%
Colorado
Dollars	$87,047	$129,167	$(42,120)	(32.6)%
Homes in backlog	183	258	(75)	(29.1)%
Average sales price	$475.7	$500.6	$(24.9)	(5.0)%
West Region Totals
Dollars	$865,040	$517,388	$347,652	67.2%
Homes in backlog	2,003	1,195	808	67.6%
Average sales price	$431.9	$433.0	$(1.1)	(0.3)%
Central Region - Texas
Central Region Totals
Dollars	$602,709	$413,229	$189,480	45.9%
Homes in backlog	1,758	1,151	607	52.7%
Average sales price	$342.8	$359.0	$(16.2)	(4.5)%
East Region
Florida
Dollars	$242,419	$213,427	$28,992	13.6%
Homes in backlog	627	488	139	28.5%
Average sales price	$386.6	$437.4	$(50.8)	(11.6)%
Georgia
Dollars	$69,204	$63,730	$5,474	8.6%
Homes in backlog	192	174	18	10.3%
Average sales price	$360.4	$366.3	$(5.9)	(1.6)%
North Carolina
Dollars	$143,741	$104,162	$39,579	38.0%
Homes in backlog	413	277	136	49.1%
Average sales price	$348.0	$376.0	$(28.0)	(7.4)%
South Carolina
Dollars	$36,723	$31,474	$5,249	16.7%
Homes in backlog	114	92	22	23.9%
Average sales price	$322.1	$342.1	$(20.0)	(5.8)%
Tennessee
Dollars	$45,145	$53,623	$(8,478)	(15.8)%
Homes in backlog	135	142	(7)	(4.9)%
Average sales price	$334.4	$377.6	$(43.2)	(11.4)%
East Region Totals
Dollars	$537,232	$466,416	$70,816	15.2%
Homes in backlog	1,481	1,173	308	26.3%
Average sales price	$362.7	$397.6	$(34.9)	(8.8)%
(1)Our backlog represents net sales that have not closed.

Operating Results

Companywide. In the third quarter of 2020, home closing volume improved by 24.2% to 3,004 closings valued at $1.1 billion compared to 2,419 closings valued at $939.2 million in the third quarter of 2019. The increase in closings year-over-year was driven primarily by entering the quarter with a higher backlog as compared to prior year, a higher volume of orders in the current quarter as well as increased backlog conversion due to selling and closing more speculative inventory homes in the third quarter of 2020 compared to the prior year. The higher volume of spec sales and a notably higher orders pace year-over-year are due to the heightened demand in today's market for available, new and healthier single-family homes at affordable price points as previously discussed. This customer demand is aligned with our focus on the entry level and first move-up buyers, as our entry-level communities offer only spec homes for sale, and in both our entry-level and first move-up communities we have achieved shorter construction cycle times, allowing quicker move-ins for our customers. Home closing revenue increased by 20.7% over the third quarter of 2019 due entirely to the increase in closing volume as our average sales prices declined 2.9%, reflective of a higher percentage of lower-priced entry-level homes in our closing mix. Home order volume improved by 70.5% to 3,851 homes valued at $1.5 billion in the third quarter of 2020 as compared to 2,258 homes valued at $0.9 billion in the third quarter of 2019. The improvement in orders was due to a 94.4% increase in orders pace year-over-year to 17.5 homes ordered per average active community, up from 9.0 in the third quarter of 2019, representing our highest quarterly orders pace since 2005. We ended the quarter with 204 actively selling communities, an 18.4% decline from the prior year as communities experienced accelerated close-outs due to higher orders volume and delays in certain community openings due in part to municipal delays related to COVID-19. While we have a robust pipeline of community openings scheduled over the next four to eight quarters, we expect our community counts to be choppy due to early close-outs and municipal delays. Order cancellation rates were 13% and 14% for the first three and nine months of 2020, as compared to 17% and 14% during the three and nine month periods in 2019.

For the nine months ended September 30, 2020, home closing volume grew by 1,653 units, or 25.7%, and home closing revenue improved by $554.3 million from 8,090 closings valued at $3.1 billion. Orders also increased significantly year over year by 3,027 units and $1.1 billion to 10,550 orders valued at $4.0 billion for the nine months ended September 30, 2020, 40.2% and 37.5% increases, respectively from prior year results. Similar to third quarter results, demand for our affordable entry-level homes drove the increase in orders, resulting in a 58.0% higher orders pace than in 2019. We ended the quarter with 5,242 homes in backlog valued at $2.0 billion, compared to 3,519 units valued at $1.4 billion at September 30, 2019.
West. The West Region closed 944 homes and generated $434.3 million in home closing revenue in the third quarter of 2020 compared to 809 homes and $366.1 million in home closing revenue in the comparable 2019 period. The Region ended the third quarter of 2020 with 1,407 orders valued at $648.8 million versus 836 orders valued at $358.5 million in the third quarter of 2019. The 16.7% improvement in closings was driven by entering the quarter with 31.8% higher backlog than the 2019 period. The 68.3% improvement in order volume was driven by an 88.3% year-over-year increase in orders pace per community, which was achieved on a 10.5% decline in average active communities. All states in the Region saw significant increases in orders pace, most notably in California which experienced a 136.7% increase in quarterly orders pace to lead the Company with 21.3 homes sold per community, as compared to 9.0 in the 2019 period. In the West Region, approximately 65% and 26% of our communities target the first-time and first move-up buyers, respectively, at September 30, 2020. We believe the high demand in this Region was directly attributable to the product offerings and desirable locations we have designed for these buyers. The West Region ended the third quarter of 2020 with 2,003 homes in backlog valued at $865.0 million, up from 1,195 units valued at $517.4 million in 2019.
Year-to-date results in the West Region were similar to those of the third quarter. The number and value of homes closed versus prior year increased by 26.6% and 27.3%, respectively, while the average sales price was nominally higher year over year. Orders for the Region improved 42.4% year-to-date which resulted in 46.1% higher order value. Despite the shift to lower priced entry-level and first move-up homes, average sales price increased in the Region due to additional California volume year over year, which has the highest average sales prices in the Region. Similar to third quarter results, orders pace improved by 53.6% and the average number of actively selling communities declined by 7.1% in the Region for the nine months ended September 30, 2020.
Central. In the third quarter of 2020, the Central Region, made up of our Texas markets, closed 1,059 homes and generated $349.9 million in home closing revenue, up 30.7% and 25.5%, respectively, from prior year comparable period results of 810 homes and $278.7 million of home closing revenue. Average sales prices in the Region declined 4.0% year-over-year resulting from our focus on the first-time and first move-up buyer. Orders and value grew by 82.3% and 81.7%, respectively, due to a 113.6% increase in orders pace in the Region, more than offsetting the 14.3% decrease in average community count compared to the prior year period. The Region ended the third quarter of 2020 with 1,183 units ordered valued at $395.5 million compared to 649 units valued at $217.6 million in the prior year quarter. The fast absorption pace of our communities has resulted in us selling out of communities faster than we have been able to open new replacement communities. We have responded to the entry-level demand in this Region with a strong transition to first-time buyer product offerings over recent years. Approximately 69% and 29% of actively selling communities at September 30, 2020 were targeted toward the first-time and first move-up buyers, respectively.
We also saw overall improvements in the Region for the nine months ended September 30, 2020. Home closings and home closing revenue were up 26.2% and 18.6%, respectively, and orders and order value were up year-over-year by 47.4% and 41.5%, respectively. Orders pace increased by 77.0%, helping the Region end the quarter with 1,758 units in backlog, up 52.7% and backlog value of $602.7 million, up 45.9%, compared to the prior year.
East. During the three months ended September 30, 2020, the East Region delivered 1,001 closings and $349.0 million in home closing revenue compared to 800 closings and $294.3 million in home closing revenue in the comparable prior year period, improvements of 25.1% and 18.6%, respectively. Orders and order value in the East Region improved by 63.1% and 57.4%, respectively, for the third quarter of 2020 with 1,261 units valued at $444.2 million compared to 773 units valued at $282.3 million in the prior year period. The improvement in orders is due to a 87.3% increase in orders pace which more than offset the 12.8% decrease in average active communities. Approximately 58% and 33% of actively selling communities at September 30, 2020 were targeted toward the first-time and first move-up buyers, respectively.
The year-to-date results of the East Region were similar to those of the third quarter, with 24.2% and 19.6% improvements in home closing volume and revenue, respectively, compared to 2019 providing 2,688 closings and $959.6 million in home closing revenue for the nine month period ending September 30, 2020. The number and value of orders improved by 31.3% and 23.4%, respectively, due to a 44.7% increase in orders pace for the nine months ended September 30, 2020 compared to prior year. The East Region ended the quarter with 1,481 homes in backlog valued at $537.2 million compared to 1,173 homes valued at $466.4 million at September 30, 2019, a 26.3% increase in units and 15.2% in order value from the shift to more entry-level homes and lower average sales prices.
Land Closing Revenue and Gross Profit/(Loss)
From time to time, we may sell certain lots or land parcels to other homebuilders, developers or investors if we feel the sale will provide a greater economic benefit to us than continuing home construction or where we are looking to diversify our land positions in the specific geography. As a result of such sales, we recognized land closing revenue of $4.9 million and $1.7 million for the three months ending September 30, 2020 and 2019, respectively, a profit of $0.5 million in the third quarter of 2020 and a loss of $26,000 for the third quarter of 2019. Year to date land sales resulted in losses of $0.6 million in 2020 and a $1.4 million loss in the prior year. Land sales in 2020 and 2019 primarily reflect the sale of land in communities that do not fit our current focus on entry-level and first move-up product offerings.
Other Operating Information (dollars in thousands)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	Dollars	Percent of Home Closing Revenue	Dollars	Percent of Home Closing Revenue	Dollars	Percent of Home Closing Revenue	Dollars	Percent of Home Closing Revenue
Home Closing Gross Profit (1)
Total	$243,567	21.5%	$186,117	19.8%	$642,623	21.0%	$461,697	18.5%

West	$88,655	20.4%	$72,380	19.8%	$243,252	20.4%	$171,279	18.3%

Central	$83,452	23.8%	$59,156	21.2%	$205,431	22.8%	$151,136	19.9%

East	$71,460	20.5%	$54,581	18.5%	$193,940	20.2%	$139,282	17.4%

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
Companywide. Home closing gross margin for the third quarter of 2020 improved 170 basis points to 21.5% compared to 19.8% in the third quarter of 2019. The higher margin combined with higher revenue contributed to a $57.5 million improvement in home closing gross profit to end the quarter with $243.6 million compared to $186.1 million in 2019. With our growing demand, pricing power was a major driver in our gross margin improvement as we have experienced price increases in all of our markets, which offset the impact of rising lumber costs. For the nine months ended September 30, 2020, gross margin was up 250 basis points to 21.0% versus 18.5% for the same period in the prior year. As expected with our shift to entry-level and first-time move up product offerings, we have shortened our construction cycle times and simplified our product, achieving national purchasing savings on materials, while also gaining efficiency from production, all of which are contributing to higher gross margin.
West. Home closing gross margin for the West Region improved by 60 basis points to 20.4% for the third quarter of 2020 versus 19.8% in the third quarter of 2019. For the nine months ended September 30, 2020, home closing gross margin improved by 210 basis points to 20.4% versus 18.3% for the same period in the prior year. Pricing power, particularly in Arizona, contributed significantly to the improved margins year over year, as demand has been very strong in our entry-level and first move-up communities. In addition, greater leverage of our overhead costs on higher revenue combined with construction efficiencies driven by our simplified product offerings and shorter construction cycle times have favorably impacted margins across the West Region.
Central. The Central Region provided the highest home closing gross margin in the company, which at 23.8% for the third quarter of 2020 was our most notable improvement and up 260 basis points from 21.2% in the prior year quarter. Construction efficiencies driven by our simplified product offerings and lower costs combined with higher closing volume have expanded our leverage of overhead costs to improve gross margin. For the nine months ended September 30, 2020, gross margin was up 290 basis points to 22.8% as compared to 19.9% for the same 2019 period.
East. Home closing gross margin in the East Region was up 200 basis points year-over-year to 20.5% in the third quarter of 2020 versus 18.5% for the comparable 2019 period. For the nine months ended September 30, 2020, gross margin was up 280 basis points to 20.2% versus 17.4% for the same period in the prior year. The quarter-over-quarter improvement in gross margin is the result of pricing power resulting from high demand combined with greater leverage of overhead costs on higher closing volume as compared to the prior quarter period. The year-over-year improvement in gross margin is the result of more efficient plan designs with shorter construction cycle times combined with greater leverage of overhead costs on higher closing volume as compared to the prior year period.
Financial Services Profit (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Financial services profit	$4,315	$5,582	$10,942	$16,315
Financial services profit represents the net profit of our financial services operations, including: (1) the operating profit generated by our wholly-owned title company, Carefree Title, (2) our portion of earnings from a mortgage joint venture and (3) to a lesser degree, the limited activity from our wholly owned insurance company, which only began operating in the fourth quarter of 2019. Financial services profit declined $1.3 million in the third quarter of 2020 to $4.3 million versus $5.6 million in 2019 and by $5.4 million for the nine months ended September 30, 2020 to $10.9 million versus $16.3 million for the same period in 2019. The lower financial services profit year-over-year both for the quarter and year to date results is due to a change in the structure of customer incentives offered by our mortgage joint venture. The profits associated with these incentives in the 2020 periods are captured as part of home closing revenue, whereas in the 2019 periods these incentives were recorded as financial services earnings. This change was effective in the fourth quarter of 2019.

Selling, General and Administrative Expenses and Other Expenses (dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Commissions and other sales costs
Dollars	$(73,282)	$(63,450)	$(204,863)	$(176,130)
Percent of home closing revenue	6.5%	6.8%	6.7%	7.0%
General and administrative expenses
Dollars	$(40,737)	$(37,191)	$(111,083)	$(105,536)
Percent of home closing revenue	3.6%	4.0%	3.6%	4.2%
Interest expense
Dollars	$(55)	$(1,068)	$(2,176)	$(8,350)
Other income, net
Dollars	$1,188	$2,402	$3,313	$5,816
Provision for income taxes
Dollars	$(26,388)	$(22,557)	$(67,253)	$(46,361)

Commissions and Other Sales Costs. Commissions and other sales costs are comprised of internal and external commissions and related sales and marketing expenses such as advertising and sales office costs. These costs were $73.3 million for the three months ended September 30, 2020, $9.8 million higher than the prior year comparable period, although as a percentage of home closing revenue, decreased 30 basis points to 6.5% for the third quarter of 2020 compared to the prior year period. For the nine months ended September 30, 2020, commissions and other sales costs decreased 30 basis points, and were $28.7 million higher than the corresponding prior year period. The increase in commissions and other sales costs in dollars compared to prior year reflects higher home closing revenue as well as certain increased commission incentives that were temporarily offered during the early stages of the pandemic, partially offset by savings in advertising spend as we leveraged more digital platforms. The decline as a percentage of home closing revenue is due to the combination of leverage from higher closing volume and the more efficient sales and marketing structure of our entry-level and first move-up communities.
General and Administrative Expenses. General and administrative expenses represent corporate and divisional overhead expenses such as salaries and bonuses, occupancy, insurance and travel expenses. For the three months ended September 30, 2020, general and administrative expenses were $40.7 million, $3.5 million higher than $37.2 million for the 2019 period, although as a percentage of home closing revenue, these expenses decreased by 40 basis points. For the nine months ended September 30, 2020 and 2019, general and administrative expenses were $111.1 million or 3.6% of home closing revenue, as compared to $105.5 million or 4.2% of home closing revenue in 2019. The increased leveraging of costs against higher revenue and the pull-back on certain corporate expenditures due to COVID-19 aided in the improvement. We continually strive to optimize overhead leverage through cost control efforts and expect some long-term improvements to result from the technological enhancements achieved during COVID-19.
Interest Expense. Interest expense is comprised of interest incurred, but not capitalized, on our senior notes, other borrowings, and our amended and restated unsecured revolving credit facility ("Credit Facility"). Interest expense for the three months ended September 30, 2020 totaled $0.1 million compared to $1.1 million in the corresponding prior year period reflecting the early redemption of $300.0 million of senior notes which we redeemed in the fourth quarter of 2019. We experienced similar decreases in year to date interest expense with $2.2 million in 2020 compared to $8.4 million in the prior year resulting from the previously mentioned early redemption, partially offset by interest charges from our Credit Facility which had $500.0 million outstanding for the majority of the first half of 2020.
Other Income, Net. Other income, net, primarily consists of (i) sublease income, (ii) interest earned on our cash and cash equivalents, (iii) payments and awards related to legal settlements and (iv) our portion of pre-tax income or loss from non-financial services joint ventures. For the three months ended September 30, 2020, Other income, net was $1.2 million, compared to $2.4 million in the 2019 comparable period. For the nine months ended September 30, 2020, Other income, net was $3.3 million compared to $5.8 million in the 2019 period.
Income Taxes. Our effective tax rate was 19.5% and 24.4% for the three months ended September 30, 2020 and 2019, respectively, and 19.9% and 24.1% for the nine months ended September 30, 2020 and 2019, respectively. The reduced rate at September 30, 2020, is due to availability of the IRC §45L energy efficient homes credits from the enactment of the Taxpayer Certainty and Disaster Tax Relief Act on December 20, 2019, which extended the energy credit tax benefit to 2020. We also recorded a larger amount of tax benefit from equity-based compensation for stock awards that vested in the nine months ended September 30, 2020 as compared to the same period in 2019.

Liquidity and Capital Resources
Overview
Our principal uses of capital in the first nine months of 2020 were acquisition and development of new and strategic lot positions, home construction, operating expenses, the payment of routine liabilities, and repurchases of our common stock. We used funds generated by operations to meet our short-term working capital requirements. We remain focused long-term on acquiring desirable land positions, generating increasing margins in our homebuilding operations and maintaining a strong balance sheet to support future needs and growth, while leveraging land options where possible.
Operating Cash Flow Activities
During the nine months ended September 30, 2020, net cash provided by operating activities totaled $373.1 million versus $167.4 million during the nine months ended September 30, 2019. Operating cash flows in 2020 and 2019 benefited from cash generated by net earnings of $270.9 million and $146.0 million, respectively. For the nine months ended September 30, 2020, operating cash flows also benefited from an increase in accounts payable and accrued liabilities of $60.0 million due to timing of payments for routine transactions. For the nine months ended September 30, 2019, operating cash flows were negatively impacted by an increase in real estate of $110.3 million, but benefited from an increase in accounts payable and accrued liabilities of $84.6 million due to timing of cash payments for increased real estate and construction spending.
Investing Cash Flow Activities
During the nine months ended September 30, 2020, net cash used in investing activities totaled $13.2 million as compared to $12.0 million for the same period in 2019. Cash used in investing activities in the first nine months of 2020 and 2019 is mainly attributable to the purchases of property and equipment of $14.8 million and $18.4 million for the 2020 and 2019 periods, respectively. For the 2019 period, this was partially offset by a final distribution from the sale of our interest in an unconsolidated entity of $7.3 million.
Financing Cash Flow Activities
During the nine months ended September 30, 2020, net cash used in financing activities totaled $69.3 million as compared to $12.0 million for the same period in 2019. The activity in 2020 is primarily from $60.8 million in share repurchases. Similarly in 2019, the net cash used in financing activities in 2019 primarily reflects repurchases of our common stock of $9.0 million.

Overview of Cash Management

Cash flows for each of our communities depend on their stage of the development cycle and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, zoning plat and other approvals, community and lot development, and construction of model homes, roads, utilities, landscape and other amenities. Because these costs are a component of our inventory and not recognized in our income statement until a home closes, we incur significant cash outlays prior to recognition of earnings. In the later stages of a community, cash inflows may significantly exceed earnings reported for financial statement purposes, as the cash outflow associated with home and land construction was previously incurred. From a liquidity standpoint, with the exception of a limited pause due to COVID-19 uncertainties in late first quarter and early second quarter, we have significantly increased our acquisition and development of lots in our markets to grow our lot supply and active community count.

During the nine months ended September 30, 2020, we closed 8,090 homes, purchased approximately 11,500 lots for $407.2 million, spent $351.4 million on land development and started construction on 9,511 homes. We primarily purchase undeveloped land or partially-finished lots requiring development in order to bring them to a finished status ready for home construction. We exercise strict controls and believe we have a prudent strategy for Company-wide cash management, including those related to cash outlays for land and inventory acquisition and development. We ended the third quarter of 2020 with $610.0 million of cash and cash equivalents, an increase of $290.5 million from December 31, 2019. During the nine months ended September 30, 2020, we had gross borrowings and repayments on our Credit Facility of $500 million, each, and had no outstanding borrowings on our Credit Facility at September 30, 2020 and December 31, 2019.

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

On February 13, 2019, the Company's Board of Directors authorized a new stock repurchase program, authorizing the expenditure of up to $100.0 million to repurchase shares of our common stock. There is no stated expiration for this program. The repurchases of the Company's shares may be made in the open market, in privately negotiated transactions, or otherwise. The timing and amount of repurchases, if any, will be determined by the Company's management at its discretion and be based on a variety of factors such as market price of the Company's common stock, corporate and contractual requirements, prevailing market and economic conditions and legal requirements. The share repurchase program may be modified, suspended or discontinued at any time. The Company intends to retire any shares repurchased. In the nine months ended September 30, 2020, we purchased and retired 1,000,000 shares of our common stock at an aggregate purchase price of $60.8 million and as of September 30, 2020, $23.2 million remained available under this program.

We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. Debt-to-capital and net debt-to-capital are calculated as follows (dollars in thousands):

	As of
	September 30, 2020	December 31, 2019
Notes payable and other borrowings	$1,019,801	$1,018,981
Stockholders’ equity	2,199,849	1,973,990
Total capital	$3,219,650	$2,992,971
Debt-to-capital (1)	31.7%	34.0%
Notes payable and other borrowings	$1,019,801	$1,018,981
Less: cash and cash equivalents	(609,979)	(319,466)
Net debt	409,822	699,515
Stockholders’ equity	2,199,849	1,973,990
Total net capital	$2,609,671	$2,673,505
Net debt-to-capital (2)	15.7%	26.2%

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

We have never declared cash dividends. Currently, we plan to utilize our cash to manage our liquidity and to grow community count. Future cash dividends, if any, will depend upon economic and financial conditions, results of operations, capital requirements, statutory requirements, compliance with certain restrictive debt covenants, as well as other factors considered relevant by our Board of Directors.

Credit Facility Covenants
Borrowings under the Credit Facility are unsecured, but availability is subject to, among other things, a borrowing base. The Credit Facility also contains certain financial covenants, including (a) a minimum tangible net worth requirement of $1.1 billion (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings), and (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 60%. In addition, we are required to maintain either (i) an interest coverage ratio (EBITDA to interest expense, as defined in the credit facility) of at least 1.50 to 1.00 or (ii) liquidity (as defined in the credit facility) of an amount not less than our consolidated interest incurred during the trailing 12 months. We were in compliance with all Credit Facility covenants as of September 30, 2020. Our actual financial covenant calculations as of September 30, 2020 are reflected in the table below.

Financial Covenant (dollars in thousands):	Covenant Requirement	Actual
Minimum Tangible Net Worth	>$1,462,470	$2,161,742
Leverage Ratio	< 60%	13%
Interest Coverage Ratio (1)	> 1.50	8.67
Minimum Liquidity (1)	>$69,817	$1,240,759
Investments other than defined permitted investments	<$648,523	$3,819

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
Seasonality
Historically, we have experienced seasonal variations in our quarterly operating results and capital requirements. We typically take orders for more homes in the first half of the fiscal year than in the second half, which creates additional working capital requirements in the second and third quarters to build our inventories to satisfy seasonally higher deliveries in the second half of the year. In 2020, historical cycles have been impacted by low interest rates and COVID-19 related demand; however, we expect our historical seasonal pattern to continue over the long term.
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
We are involved in various routine legal and regulatory proceedings, including, without limitation, warranty claims and litigation and arbitration proceedings alleging construction defects. In general, the proceedings are incidental to our business, and most exposure is subject to and should be covered by warranty and indemnity obligations of our consultants and subcontractors. Additionally, some such claims are also covered by insurance. We have only limited legal reserves not related to warranty or construction defect matters. See Note 1 and Note 15 of the accompanying unaudited consolidated financial statements for additional information related to construction defect and warranty related reserves. With respect to the majority of pending litigation matters, our ultimate legal and financial responsibility, if any, cannot be estimated with certainty and, in most cases, any potential losses related to these matters are not considered probable. Historically, most disputes regarding warranty claims are resolved prior to litigation.
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

Demand for our homes is dependent on a variety of macroeconomic factors, such as employment levels, interest rates, changes in stock market valuations, consumer confidence, housing demand, availability of financing for home buyers, availability and prices of new homes compared to existing inventory, and demographic trends. These factors can be significantly adversely affected by a variety of factors beyond our control. The COVID-19 pandemic and the measures undertaken by governmental authorities to address it, initially disrupted or prevented us from operating our business in the ordinary course. Future disruptions and governmental actions combined with any associated economic and/or social instability or distress, may have an adverse impact on our results of operations, financial condition and cash flows.

On March 11, 2020, the World Health Organization characterized the outbreak of COVID-19 as a global pandemic and recommended containment and mitigation measures. On March 13, 2020, the United States declared a national emergency concerning the outbreak, and since that date most states and municipalities have declared public health emergencies. As a result, there have been extraordinary and wide-ranging actions taken by federal, state and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 across the United States, including quarantines and “shelter-in-place” ("SIP") orders which substantially restricted daily activities. Although many, if not all, have since been lifted, some state and local governments have paused their efforts to re-open and may re-implement or modify various closure and restrictive measures. During the initial SIP orders, in nearly all of the markets in which we build homes, construction operations were deemed “essential” by the local governments and we had been able to maintain our operations.

While we are currently experiencing exceptionally high demand and pricing power, we cannot anticipate or predict possible future business and economic impacts from COVID-19, which could include:

•declining orders and declining closing volume and associated revenues;
•declining sales prices thereby reducing home closing margin, which if severe and sustained could result in potential real estate impairments;
•increases in unemployment, decreases in wages and other changes that could impact the ability of customers to purchase homes;

•tightening of mortgage lending thereby reducing the number of potential homebuyers;
•increases in cancellations of home orders;
•disruptions in our supply chain which would delay construction and completion of our homes;
•intensifying public health efforts to such an extent that we will not be able to conduct any business operations in certain of our served markets or at all for an indefinite period;
•a change in the classification of our business as “essential” in one or more of our markets that would preclude us from our development and construction activities;
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
We have never declared cash dividends. Currently, we plan to retain our cash to finance the continuing development of the business. Future cash dividends, if any, will depend upon financial condition, results of operations, capital requirements, statutory requirements, compliance with certain restrictive debt covenants, as well as other factors considered relevant by our Board of Directors.
Issuer Purchases of Equity Securities
On February 13, 2019, the Company's Board of Directors authorized a new stock repurchase program, authorizing the expenditure of up to $100.0 million to repurchase shares of our common stock. There is no stated expiration for this program. The repurchases of the Company's shares may be made in the open market, in privately negotiated transactions, or otherwise. The timing and amount of repurchases, if any, will be determined by the Company's management at its discretion and be based on a variety of factors such as the market price of the Company's common stock, corporate and contractual requirements, prevailing market and economic conditions and legal requirements. The share repurchase program may be modified, suspended or discontinued at any time. As of September 30, 2020 there was $23.2 million available under this program to repurchase shares. There were no share repurchases during the three months ended September 30, 2020.

Item 6.	Exhibits

Exhibit Number	Description	Page or Method of Filing
3.1	Restated Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3 of Form 8-K dated June 20, 2002

3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated September 15, 2004

3.1.2	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Proxy Statement for the Registrant's 2006 Annual Meeting of Stockholders

3.1.3	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix B of Proxy Statement for the Registrant's 2008 Annual Meeting of Stockholders

3.1.4	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Definitive Proxy Statement filed with the Securities and Exchange Commission on January 9, 2009

3.2	Amended and Restated Bylaws of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated May 10, 2017

31.1	Rule 13a-14(a)/15d-14(a) Certification of Steven J. Hilton, Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Hilla Sferruzza, Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Furnished herewith

101.0	The following financial statements from the Meritage Homes Corporation Quarterly Report on Form 10-Q as of and for the three months and nine months ended September 30, 2020 were formatted in Inline XBRL (Extensible Business Reporting Language); (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Income Statements, (iii) Unaudited Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Consolidated Financial Statements.

104.0	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERITAGE HOMES CORPORATION, a Maryland corporation

By:	/s/ HILLA SFERRUZZA
Hilla Sferruzza Chief Financial Officer and Chief Accounting Officer (Duly Authorized Officer and Principal Financial Officer)

Date:	October 27, 2020

INDEX OF EXHIBITS

3.1	Restated Articles of Incorporation of Meritage Homes Corporation

3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.2	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.3	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.4	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.2	Amended and Restated Bylaws of Meritage Homes Corporation

31.1	Rule 13a-14(a)/15d-14(a) Certification of Steven J. Hilton, Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Hilla Sferruzza, Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.0	The following financial statements from the Meritage Homes Corporation Quarterly Report on Form 10-Q as of and for the three months and nine months ended September 30, 2020 were formatted in Inline XBRL (Extensible Business Reporting Language); (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Income Statements, (iii) Unaudited Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Consolidated Financial Statements.

104.0	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL.