Form 10-K
period 2020-12-31
Meritage Homes CORP
filed 2021-02-12
CIK 833079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K
 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report.	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes	☐	No	☒
The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2020, was $2.8 billion based on the closing sales price per share as reported by the New York Stock Exchange on such date.
The number of shares outstanding of the registrant’s common stock on February 8, 2021 was 37,512,127.
DOCUMENTS INCORPORATED BY REFERENCE
Portions from the registrant’s Proxy Statement relating to the 2021 Annual Meeting of Stockholders have been incorporated by reference into Part III, Items 10, 11, 12, 13 and 14.

MERITAGE HOMES CORPORATION
FORM 10-K

PART I
Item 1. Business
The Company
Meritage Homes Corporation ("Meritage Homes") is a leading designer and builder of single-family homes. We primarily build in historically high-growth regions of the United States and offer a variety of homes that are designed for the first-time and first move-up buyers. We have homebuilding operations in three regions: West, Central and East, which are comprised of nine states: Arizona, California, Colorado, Texas, Florida, Georgia, North Carolina, South Carolina and Tennessee. These three regions are our principal homebuilding reporting segments. We also operate a financial services reporting segment. In this segment, we offer title and escrow, mortgage, and insurance services. Carefree Title Agency, Inc. ("Carefree Title"), our wholly-owned title company, provides title insurance and closing/settlement services to our homebuyers. Managing our own title operations allows us greater control over the entire escrow and closing cycles in addition to generating additional revenue. Beginning in the fourth quarter of 2019, we commenced operations of a wholly-owned insurance broker, Meritage Homes Insurance Agency (“Meritage Insurance”). Meritage Insurance works in collaboration with insurance companies nationwide to offer homeowners' insurance and other various insurance products to our homebuyers. Our financial services operations also provide mortgage loans to our homebuyers indirectly through an unconsolidated joint venture.
Our homebuilding activities are conducted under the name of Meritage Homes in each of our homebuilding markets. At December 31, 2020, we were actively selling homes in 195 communities, with base prices ranging from approximately $191,000 to $921,000. Our average sales price on both home closings and orders was approximately $377,000 for the year ended December 31, 2020.
Available Information; Corporate Governance
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
Meritage operates within a comprehensive plan of corporate governance for the purpose of defining responsibilities and setting high standards for ethical conduct. Our Board of Directors has established an audit committee, executive compensation committee, nominating/governance committee, environmental, social, and sustainability committee and land committee. The charters for each of these committees are available on our website, along with our Code of Ethics, Corporate Governance Principles and Practices, Conflict of Interest Policy and Securities Trading Policy. All of our employees, officers and directors, are required to comply with our Code of Ethics and to immediately report through the appropriate channels, any known instances of non-compliance. Our committee charters, Code of Ethics, Corporate Governance Principles and Practices, Conflict of Interest Policy and Securities Trading Policy are also available in print, free of charge, to any stockholder who requests any of them by calling us or by writing to us at our principal executive offices at the following address: Meritage Homes Corporation, 8800 East Raintree Drive, Suite 300, Scottsdale, Arizona 85260, Attention: General Counsel. Our telephone number is (480) 515-8100.

Strategy
All facets of Meritage's operations are governed by our core values that define our culture and operational parameters, ensuring that our actions are aligned around our brand promise of delivering to each of our customers a LIFE. BUILT. BETTER.®
Our six core values include:
•Start With Heart
•Integrity Above All Else
•Develop to Empower
•Think Strategically
•Build Value, and
•Play to Win
These values combine our entrepreneurial spirit, cutting-edge innovation and organizational agility to strive for industry-leading results in all of our functional areas, including: land acquisition and development, finance, marketing, sales, purchasing, construction, customer care and information technology. The main tenets of these core values are:
•Value, recognize and appreciate our employees, trade partners and customers;
•Provide the highest level of customer service by bringing passion and care to every customer interaction and make a difference by giving back to the communities we serve;
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
•Commitment to drive diversity, equity, and inclusion throughout our organization and industry by partnering with organizations that support and promote diversity and by providing an inclusive environment by applying such standards in our everyday hiring, promotion and operational activities; and
•Create an inclusive and positive culture focused on cultivating an environment where every team member can be highly engaged in embracing opportunities to develop and grow in their careers.
These core values are evident in the operational decisions we make in each of our divisions and communities, all of which contribute to the successes we have achieved with our customers, within the marketplace and within the homebuilding industry.
Over the last several years we made a strategic shift in our business, focusing on the growing demand for entry-level and first move-up homes. Our LiVE.NOW® communities are targeted to the entry-level price point combining nicely appointed affordable homes with a simplified and streamlined construction and sales processes aimed to create a stress-free buying experience for our customers while also allowing our trade partners and suppliers to work more efficiently and cost effectively, which allows us to pass resulting savings on to our customers. Our strategy shift also encompassed a simplification of the home buying process for the first-time move-up segment, a demographic we have historically had a significant presence in. For our first-time move-up product, our design center called "Studio M" provides an experience that simplifies the sale and design center processes and provides an efficient and less stressful way for homebuyers to personalize their new homes through design center collections versus the traditional a-la-carte design center offerings. We believe our strategy addresses the need for well-appointed yet lower-priced homes, while allowing us to simplify and maximize the profitability of our business.
We continue to focus on innovation in every new home we build, employing industry-leading building techniques and technologies aimed at setting the standard for energy-efficient homebuilding. Accordingly, at a minimum, every new home we construct meets ENERGY STAR® standards, with many of our communities greatly surpassing those levels, offering our customers homes that utilize, on average, half of the energy of a typical U.S. home of the same size. In 2020, we introduced MERV-13 air filters in our homes, one of the most advanced air filtration systems offered today for residential construction, which controls and improves air exchange within the home. As a result of our commitment to interior air quality with these new filters, we now carry the Environmental Protection Agency’s Indoor airPLUS certification. Our commitment to incorporate these energy and healthy living standards into all of our homes has resulted in our achievement of design, purchasing and production efficiencies that have allowed us to offer these as standard features to our home buyers for nominal additional cost while providing significant additional value to our customers. In addition, all homes we build include home automation features through our M.Connected Home Automation Suite®. This technology includes features that allow homeowners to monitor and control key components of their homes, such as Wi-Fi enabled thermostats, garage doors and smart door locks.
Year after year, the homes we design and build help deliver energy savings to our homeowners. As a result, we have earned various national and regional awards, including:
•2013 - 2020 ENERGY STAR® Leadership in Housing;
•2013 - 2019 ENERGY STAR® Partner of the Year for Sustained Excellence, awarded by the U.S. Environmental Protection Agency;
•2020 Builder of the Year for Green Home Builder; and
•Various AVID Diamond, Gold and Benchmark awards across multiple categories and divisions.
We believe responsible corporate governance and social responsibility is important for the long-term sustainability of the business. We are committed to sustainability through the homes we build, the communities in which we live and work, and the ways we conduct ourselves every day. We provide information regarding these topics on our website and within publicly filed reports, including our Corporate Sustainability Report which is located within the Investor Relations area of our website.
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

Recent Industry and Company Developments
The housing market was exceptionally strong in 2020 despite a short pause in March and April due to COVID-19-related shutdowns. Post COVID-19, demand was driven by favorable market factors including historically-low mortgage interest rates, a limited supply of existing homes and an increased demand for healthier, safer homes. We believe the strengthening demand experienced throughout the year reflects the sustained positive macroeconomic factors in the economy allowing more people to own their own homes. We believe demand for affordable new homes will at least keep pace with demand for other home offerings for the short to mid-term. Accordingly, homebuilders with attractive, lower price-point product in desirable locations with inventory available for quick move-in should be poised to capture this demand for nicely appointed but affordable homes.

Over the last couple of years, we have executed a strategy to address the demand for more affordable homes by acquiring and developing communities and designing homes that can be delivered at a lower cost. We are achieving our goal by simplifying our product and construction processes, switching to an all spec home sales program for our entry-level communities, which allow buyers to move in quicker, and by enhancing and making the entire home buying experience easier for our customers. We are confident in our strategy and continue to demonstrate our commitment to first-time and first move-up buyers through our land acquisitions, our Studio M streamlined option and upgrade offerings for our move-up product, and our focus on delivering affordable homes through simplification of the design, development and construction processes. We also remain committed to our key financial goals such as home closing gross margin improvement and controlling selling, and general and administrative costs, both of which are benefiting from our strategic product switch and simplification initiatives. We are now fully operational with these strategies, which will enable us to continuously improve profitability and turn our focus to expanding our market share as we pursue long-term community count growth. Approximately 94% of our active communities are targeted to first-time and first move-up buyers and who collectively represented approximately 95% of our orders in 2020.
We had a 42.7% increase in orders in 2020, translating to a 27.7% higher closing volume than in 2019 thanks in large part to our shortened construction and sale to close timeline for our entry-level and first move-up product. Home closing revenues grew 23.9% for the year ended December 31, 2020 despite a decline in average sales prices compared to the prior year. Home closing gross margin improved by 310 basis points to 22.0% in 2020 compared to 18.9% in 2019. Our 2020 net earnings increased by 69.6% with a 71.3% increase in diluted EPS compared to prior year.
We carefully manage our liquidity and balance sheet, particularly during times of limited economic visibility. Our improved earnings are generating cash that is allowing us to reinvest in our business through acquiring and developing land while also repurchasing our common stock. Throughout 2020, we repurchased 1,100,000 shares of our common stock and we ended the year with cash and cash equivalents totaling $745.6 million as compared to $319.5 million at December 31, 2019. Our debt-to-capital ratio was 30.3% and our net debt-to-capital ratio was 10.5% at December 31, 2020, down from 34.0% and 26.2%, respectively, at December 31, 2019.
Land Acquisition and Development
Our current land pipeline goal is to maintain an approximate four-to-five year supply of lots, which we believe provides an appropriate planning horizon to address regulatory matters, perform land development and manage to our business plan for future closings. We are aggressively securing new land positions to replace communities as they sell out and to expand our business and grow our footprint. During the year ended December 31, 2020, we invested approximately $1.3 billion in land acquisition and development and secured more than 27,200 net new lots, a 60% increase as compared to approximately 17,000 new lots in 2019. We grew our lot supply with 55,502 lots under control at December 31, 2020 versus 41,399 in 2019. We are currently focused on adding to our current lot positions and expanding our market share in our existing markets and their surrounding submarkets while also exploring opportunities outside of our existing markets, when available, with a target of 300 actively selling communities by mid-2022. As of December 31, 2020 we have a 4.7 year supply of lots, based on 2020 closings. We continually evaluate our markets, monitoring and adjusting our lot supply through lot and land acquisitions to ensure we have a sufficient pipeline that is in sync with local market dynamics as well as our goals for growth in those markets. Approximately 81% of the lots placed under control in 2020 are designated for entry-level communities.
We are currently purchasing primarily partially-developed or undeveloped lots as the opportunity to purchase substantially finished lots in desired locations is limited. Finished lots are those on which the development has already been completed by a third party, and which are ready for immediate home construction. Undeveloped land and partially developed lots require a longer lead time to allow for development activities before our new communities are able to open for sales. Typically, undeveloped and partially developed lots will have a lower all-in cost than finished lots as we are responsible for improvements on the land, rather than paying a mark-up on improvements by a prior developer. When evaluating any land acquisition opportunity, our selection is based upon a variety of factors, including:
•financial feasibility of the proposed project, including projected profit margins, return on capital invested, and the capital payback period;
•suitability of the land for our product offering of entry-level and first move-up homes;
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
When purchasing undeveloped or partially developed land, we strive to defer the closing for the land until after entitlements have been obtained to eliminate or minimize risk and so that development or construction may begin as market conditions dictate. The term “entitlements” refers to appropriate zoning, development agreements and preliminary or tentative maps or plats, depending on the jurisdiction within which the land is located. Entitlements generally give the developer the right to obtain building permits upon compliance with conditions that are ordinarily within the developer’s control. Even though entitlements are usually obtained before land is purchased, we are typically still required to secure a variety of other governmental approvals and permits prior to and during development, and the process of obtaining such approvals and permits can be lengthy. We may consider the purchase of unentitled land when we can do so in a manner consistent with our business strategy. Currently, we are generally purchasing and developing parcels that on average range from 100 to 200 lots.
Once we secure undeveloped land, we generally supervise and control the development of the land through contractual agreements with subcontractors. These activities may include site planning and engineering, as well as constructing road, sewer, water, utilities, drainage, landscaping improvements, recreation amenities and other improvements and refinements. We may build homes in master-planned communities with home sites that are adjacent to or near major amenities, such as golf courses or recreation facilities.
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
As a means of accessing parcels of land with minimal cash outlay, we may use rolling option contracts. Acquiring our land through option contracts, when available, allows us to leverage our balance sheet by controlling the timing and volume of lot and land purchases from third parties. These contracts provide us the right, but generally not the obligation, to buy lots at predetermined future intervals and are usually structured to approximate our projected absorption rate at the time the contract is negotiated. Lot option contracts are generally non-recourse and typically require the payment of non-refundable deposits of 5% to 20% of the total land purchase price. The use of option contracts limits the market risks associated with land ownership by allowing us to re-negotiate option terms or terminate options in the event of market downturns but also include a fee to the counterparty. In the event we elect to cancel an option contract, our losses are typically limited to the forfeiture of our option deposits and any associated capitalized pre-acquisition costs. The cost of obtaining land through such option contracts is generally higher than if we were to purchase land in bulk, although the financial leverage benefits they can provide can outweigh the financing costs associated with them. During periods of gross margin contraction, it is more difficult to achieve financial feasibility through option contracts and we will generally only contract for lots in this manner if we are still able to achieve desired margins. Land purchases are generally financed through our working capital, including corporate borrowings.
At December 31, 2020, in addition to our 32,768 owned lots, we also had 22,734 lots under non-refundable purchase or option contracts with a total purchase price of approximately $867.3 million secured by $56.7 million in cash deposits. We purchase and develop land primarily to support our homebuilding operations, although we may sell land and lots to other developers and homebuilders from time to time where we have excess land positions or for other strategic reasons. Information related to lots and land under option is presented in Note 3 in the accompanying consolidated financial statements.

All land and lot acquisitions are reviewed by our corporate land acquisition committee, which is comprised of certain members of our executive management team and key operating executives. All land acquisitions exceeding a specified dollar amount must also be approved by our Board of Directors' Land Committee.
Investments in Unconsolidated Entities — Joint Ventures
We may enter into joint ventures as a means of accessing larger parcels of land, expanding our market opportunities, managing our risk profile and leveraging our capital base. While purchasing land through a joint venture can be beneficial, we do not view joint ventures as critical to the success of our homebuilding operations. We currently have only one such active venture that is only selling a limited portfolio of land to third parties. In addition to the land development joint venture, we also participate in one mortgage business joint venture. The mortgage joint venture is engaged in mortgage activities and primarily provides services to our homebuyers.
In connection with our land development joint ventures, we may also provide certain types of limited guarantees to associated lenders and municipalities.
Construction Operations
We typically act as the general contractor for our projects and hire experienced subcontractors on a geographic basis to complete construction at fixed prices. We usually enter into agreements with subcontractors and materials suppliers after receiving competitive bids. In certain markets at high risk for construction or development cost increases, we enter into fixed-fee bids when it makes economic sense to do so. We also enter into longer-term and national or regional contracts with subcontractors and suppliers, where possible, to obtain more favorable terms, minimize construction costs and to control product consistency and availability. Our contracts require that our subcontractors comply with all laws and labor practices pertaining to their work, follow local building codes and permits, and meet performance, warranty and insurance requirements. Our purchasing and construction managers coordinate and monitor the activities of subcontractors and suppliers, and monitor compliance with zoning, building and safety codes. At December 31, 2020, we employed approximately 731 full-time construction and warranty employees.
We specify that quality durable materials be used in the construction of our homes and we do not maintain significant inventories of construction materials, except for work in process materials for homes under construction. When possible, we negotiate price and volume discounts and rebates with manufacturers and suppliers on behalf of our subcontractors so we can take advantage of production volume. Our raw materials consist primarily of lumber, concrete, drywall, roofing materials and similar construction materials and are frequently purchased on a national or regional level. Such materials have historically been available from multiple suppliers and therefore we do not believe there is a supplier risk concentration. However, because such materials are substantially comprised of natural resource commodities, their cost and availability is subject to national and worldwide price fluctuations and inflation, each of which could be impacted by legislation or regulation relating to energy, climate change and tariffs. We typically do not enter into any derivative contracts to hedge against weather or materials fluctuations as we do not believe they are particularly advantageous to our operations, although we do periodically lock in short and mid-term pricing with our vendors for certain key construction commodities. We experienced building material cost pressures, particularly for lumber, and in some instances, limited production capacity issues with some of our main product suppliers, including supply chain constraints in 2020 largely associated with COVID-19 responses. These upward cost trends may continue in 2021.
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
Marketing and Sales

We believe that we have an established reputation for building attractive, high quality and efficient homes, which helps generate demand in our communities. Our communication and marketing plans are tailored to target and reach our different customer segments. Part of these plans involve reaching new customers through a combination of advertising and other promotional activities targeting key consumer segments through online advertising, online listings, social media, email, articles and posts to drive consumers to our website at www.meritagehomes.com. During 2020, we accelerated various company-wide digital initiatives that were in progress to provide a contactless customer experience, including:

•Offering virtual tours in all of our communities to realtors, customers, and prospective buyers;
•Offering extensive online tools such as 3-D tours and dynamic floor plans to mimic the live experience of walking through a model home;
•Pre-qualifying buyers for mortgages through digital solutions on our website;
•Collecting earnest money payments remotely through third-party hosted money-transfer solutions; and
•Offering drive-through and partial or fully virtual closings in states where such services are permitted.

In addition, our local marketing efforts are focused to drive consumers to visit specific communities in the market via incremental online promotions, direct mail, grass roots marketing campaigns and events, as well as strategically placed signs in the vicinities near our communities. Our marketing strategy is aimed at differentiating Meritage from resale homes, as well as new homes offered by other homebuilders. We market this differentiation by highlighting our industry leading energy-efficient features and benefits as part of a larger, integrated system that enables us to deliver on our LIFE. BUILT. BETTER.® brand promise to our customers, which means having a home that is quieter, cleaner, healthier, smarter and safer.
We sell our homes using furnished model homes as a marketing tool to demonstrate to prospective homebuyers the advantages of the designs and features of our homes. At December 31, 2020, we owned 251 completed model homes, had 31 models under construction and leased back 10 model homes previously sold to buyers. We generally employ or contract with interior and landscape designers who enhance the appeal of our model homes, which highlight the features and options available for the homes within a project. We typically build between one and three model homes for each actively selling community, depending upon the products to be offered and the number of homes to be built in the project. We strive to implement marketing strategies that will educate our buyers on how our unique building techniques and the energy efficient and home automation features in our homes differentiate them from other homes. In every community, we integrate interactive in-home displays in order to inform our buyers about our many energy-efficient and home automation features and help them understand how and to what extent a Meritage home can help them realize savings through reduced energy bills, and experience and enjoy better health, improved comfort and peace of mind.
For our move-up buyers, we offer home customization options through Studio M, a completely re-imagined design center experience. Rather than the traditional à la carte design studio process, Studio M offers option packages which we refer to as our "Design Collections". These collections offer a pre-selected combination of flooring, cabinetry, countertops, lighting and fixtures that are all professionally designed to work together to meet each buyer's preference. Our homebuyers meet with our designers to follow a streamlined process for personalizing their homes through a selection of these packages and enhancements, while benefiting from bulk-purchase savings that we attain from our national vendor relationships. Our concept for Studio M is a direct result of feedback from our homebuyers and, based on our core values of innovating with the customer in mind, we took action to completely rethink how the home buying and design process should work to meet the needs of today’s buyer.
Our homes generally are sold by our commissioned sales associate employees who work from a sales office typically located in a converted garage of one of the model homes for each community. We also employ a team of online sales associates who offer assistance to potential buyers viewing our communities and products online through digital offerings such as virtual tours and 3-D tours and dynamic floor plans. At December 31, 2020, we had approximately 466 full-time sales and marketing personnel. Our goal is to ensure that our sales force has extensive knowledge of our housing product, our energy efficient and innovative features, our sales strategies, mortgage options, and community dynamics, in order to fully execute our marketing message. To achieve this goal, we train our sales associates and conduct regular meetings to update them on our product, communities, sales techniques, competition in the area, financing availability, construction schedules, marketing and advertising plans, available product lines, pricing, and options offered, as well as the numerous benefits and savings our energy efficient product provides. Our sales associates are licensed real estate agents where required by law. We may offer various sales incentives, including price concessions, assistance with closing costs, and landscaping or interior upgrades, to attract buyers. The use, type and amount of incentives depends largely on economic and local competitive market conditions. Third-party brokers may also sell our homes, and are usually paid a sales commission based on the price of the home. Frequently, third-party brokers bring prospective buyers to our communities. We have a robust loyalty program for these brokers and we aim to regularly educate them on the benefits of owning a Meritage home and our community offerings, which we believe helps enhance the impact of our marketing message.
We differentiate ourselves from our competitors with our highly desirable and affordable community and plan offerings and our simplified home buying process to effectively meet the needs of today's homebuyers. We also differentiate ourselves through the superior design and value of our communities and homes and our energy-efficiency features and home automation packages. We believe our commitment to design and build energy-efficient homes is aligned with buyer sensitivities about how eco-friendly designs, features and materials help impact the environment and the livability of cleaner, healthier homes, as well as their pocketbooks. As evidenced in our strategic shift to focus primarily on first-time and first move-up buyers through our LiVE.NOW® and Design Collections offerings, we are committed to continually evaluating buyer preferences and making adjustments to the homes we offer and the targeted price points in accordance with buyer demand. We believe these efforts set us and our homes apart from both other new homes available for sale and the re-sale home market.
Backlog
Our sales contracts require cash deposits and may be subject to certain contingencies such as the buyer’s ability to qualify for financing. Homes covered by sales contracts but which are not yet closed are considered “backlog” and are representative of potential future revenues. Started homes are excluded from backlog until a sales contract is signed and are referred to as unsold speculative or “spec” inventory. A contract contingent upon the sale of a customer’s existing home or a mortgage pre-approval is not considered a sale and not included in backlog until the contingency is removed. All of our entry-level homes are started as spec homes whereas a signed sales contract is generally required to release a specific lot to start construction of a move-up home, although on a regular basis we also start a certain number of move-up homes for speculative sales inventory. We may also start construction on spec homes to accelerate or facilitate the close-out of a community. Our spec inventory per active community is consistent with prior year, at 12.9 as of December 31, 2020 as compared to 12.4 as of December 31, 2019. At December 31, 2020, 89.2% of our 4,672 homes in backlog were under construction.
We do not recognize any revenue from a home sale until a finished home is delivered to the homebuyer, payment is collected and other criteria for sale and profit recognition are met. At December 31, 2020, of our total unsold homes in inventory, excluding completed model homes, 91.1% were under construction and 8.9% were completed. A portion of the unsold homes resulted from homesites that began construction with valid sales contracts that were subsequently canceled. We believe that during 2021 we will deliver to customers substantially all homes in backlog at December 31, 2020 under existing or, in the case of cancellations, replacement sales contracts.
The number of units in backlog increased 67.9% to 4,672 units at December 31, 2020 from 2,782 units at December 31, 2019 with a 65.1% increase in the value of backlog to $1.8 billion from $1.1 billion.
Customer Financing
Most of our homebuyers require financing to purchase their home Accordingly, we refer them to mortgage lenders that offer a variety of financing options. While our homebuyers may obtain financing from any mortgage provider of their choice, we have a joint venture arrangement with an established mortgage broker that acts as a preferred mortgage broker to our buyers to help facilitate the financing process as well as generate additional revenue for us through our interest in the joint venture (See Note 5 in the accompanying consolidated financial statements for additional information on joint venture financial results). We also have referral relationships with unaffiliated preferred mortgage lenders. We may pay a portion of the closing costs to assist homebuyers who obtain financing from our preferred lenders.
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
At the time a home is completed and delivered to a buyer, the continuing relationship is transitioned to a customer relations employee who manages our warranty and customer care efforts.
We generally provide a complete workmanship and materials warranty for the first year after the close of the home, a major mechanical warranty for two years after the close of the home and a structural warranty that typically extends up to 10 years after the close of the home. We require our subcontractors to provide evidence of insurance before beginning work and to provide a warranty to us and to indemnify us from defects in their work and the materials they provide and therefore any claims relating to workmanship and materials are generally the subcontractors’ responsibility. In certain markets and for certain attached product, we offer an owner-controlled insurance program to our subcontractors which, if accepted, is the insurance for damage resulting from construction defects in lieu of some of the insurance we require from the subcontractor. Although our subcontractors are generally required to repair and replace any product or labor defects (and for those operating in markets with our owner-controlled insurance program, pay a deductible as a condition to such coverage), we are, during applicable warranty periods, ultimately responsible to the homeowner for making such repairs. Accordingly, with the assistance of an actuary, we have estimated and established reserves for future structural warranty costs based on the number of home closings and historical data trends for warranty work within our communities. Warranty reserves generally range between 0.1% to 0.6% of a home’s sale price. Those projections are subject to variability due to uncertainties regarding structural warranty claims relating to the construction of our homes, the markets in which we build, claim settlement history, and insurance and legal interpretations and developments, among other factors and we are, therefore, constantly monitoring such reserves. Historically, these reserves have been sufficient to cover net out-of-pocket warranty costs.
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
•ENERGY STAR® standards in all of our communities and incremental energy-efficient features that create a variety of benefits to our customers and differentiate our product from competing new and existing home inventories by providing cleaner, healthier and safer homes;
•inclusion of home automation through our M.Connected Home Automation Suite®;
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
Local and state governments have broad discretion regarding the imposition of development fees for projects under their jurisdictions. These fees are normally established when maps or plats are recorded and building permits obtained. Governing agencies may also require concessions or may require the builder to construct certain improvements to public places such as parks and streets. In addition, governing agencies may impose construction moratoriums and therefore we could become subject to delays or may be precluded entirely from developing communities due to building moratoriums, “no growth” or “slow growth” initiatives or building permit allocation ordinances, which could be implemented in the future. However, because most of our land is entitled, construction moratoriums typically would not affect us in the near term unless they arise from health, safety or welfare issues, such as insufficient water, electric or sewage facilities.
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
We are also subject to a variety of local, state, and federal statutes, ordinances, rules and regulations concerning the protection of health and the environment. In some markets, we are subject to environmentally-sensitive land ordinances that mandate open space areas with public elements in housing developments, and prevent development on hillsides, wetlands and other protected areas. We must also comply with open space restrictions, flood plain restrictions, desert wash area restrictions, native plant regulations, endangered species acts and view restrictions. These and similar laws and regulations may result in delays, cause substantial compliance and other costs, and prohibit or severely restrict development in certain environmentally sensitive regions or areas. In addition, our failure to comply with such restrictions could result in penalties or fines. To date, compliance with such laws and regulations has not materially affected our operations, although it may do so in the future.
We condition our obligation to acquire property on, among other things, an environmental review of the land. To date, we have not incurred any material unanticipated liabilities relating to the removal or remediation of toxic wastes or other environmental conditions. However, there is no assurance that we will not incur material liabilities in the future relating to toxic waste removal or other environmental conditions affecting land currently or previously owned.
In order for our homebuyers to finance their home purchases with Federal Housing Administration ("FHA") insured or Veterans Administration ("VA")-guaranteed or United States Department of Agriculture ("USDA")-guaranteed mortgages, we are required to build such homes in accordance with the regulatory requirements of those agencies.
Some states have statutory disclosure requirements governing the marketing and sale of new homes. These requirements vary widely from state to state.
Some states require us to be registered as a licensed contractor, a licensed real estate broker and in some markets our sales agents are required to be registered as licensed real estate agents.

Human Capital
At December 31, 2020, we had 1,570 full-time employees, including 326 in management and administration, 47 in our title and insurance companies, 466 in sales and marketing, and 731 in construction and warranty operations. We are committed to creating an inclusive and positive culture for our employees. Our culture is guided by our core values where every employee is strongly encouraged to embrace opportunities to develop and grow their careers. We have a robust talent recognition and succession planning model in place to help identify talent and provide a roadmap for promotion of identified individuals. Of our entire employee population at December 31, 2020, 41% were female and 25% were minorities. While we are proud of our current diversity, through a combination of targeted recruiting and talent development, we intend to expand the diversity of our employee base across the Company over the coming years. In 2020, we implemented trainings to educate our employees on unconscious bias in the workplace and identified an internal resource to lead our diversity, equity and inclusion ("DE&I") efforts. In addition, we donated $200,000 to established charitable organizations that support racial equity and inclusion initiatives. These efforts are integrated in a broader DE&I focus for the organization that will extend into 2021 and beyond.
In response to the COVID-19 pandemic, we implemented a number of strategies, policies and procedures to allow our employees to work remotely, safely and effectively return to the office and address actual and suspected COVID-19 cases all in an effort to reduce the potential spread of COVID-19. The safety of our employees, customers and trade partners guided the decisions we made along with adherence to CDC guidelines and practices. We communicated early and often with our employees and provided several resources including a dedicated intranet site, webinars and trainings. We also provided employees with personal protective equipment, cleaning supplies and increased flexibility to work remotely.
Our operations are carried out through both local and centralized management. Our centralized management sets our strategy and leads decisions related to the Company's land acquisition, risk management, finance, cash management, capital allocation and information systems. Local operations are made up of our division employees, led by management with significant homebuilding experience and who possess a depth of knowledge in their particular markets. Our employees are not unionized, and we have a highly engaged workforce. We act solely as a general contractor, and all construction operations are coordinated by our project managers and field superintendents who schedule and monitor third-party independent subcontractors. We use independent consultants and contractors for certain architectural, engineering, advertising, technology and legal services, and we strive to maintain good relationships with our subcontractors and independent consultants and contractors. We maintain open lines of communication to support and develop our employees. We promote an open-door policy where individuals are encouraged to voice concerns which are promptly addressed. We recognize and emphasize the importance of a balanced work-life and offer our employees competitive and comprehensive compensation and benefits packages. We pay for a substantial portion of our employees’ insurance costs. We also offer a 401(k) savings plan, which is available to all employees who meet the plan’s participation requirements, as well as various other employment-related benefits.
Seasonality
Historically, we have experienced seasonal variations in our quarterly operating results and capital requirements. We typically sell more homes in the first half of the fiscal year than in the second half, which creates additional working capital requirements in the second and third quarters to build our inventories to satisfy the deliveries in the second half of the year. We typically benefit from the cash generated from home closings more in the third and fourth quarters than in the first and second quarters. In 2020, historical cycles were impacted by low interest rates and COVID-19. However, we expect our historical seasonal pattern to continue over the long term although it may continue to be affected by volatility in the homebuilding industry and in the overall economy.
Information about our Executive Officers
The names, ages, positions and business experience of our executive officers as of the date of this report are listed below (all ages are as of December 31, 2020):

Name	Age	Position
Steven J. Hilton	59	Executive Chairman
Phillippe Lord	47	Chief Executive Officer, Executive Vice President
Hilla Sferruzza	45	Chief Financial Officer, Executive Vice President
C. Timothy White	60	General Counsel, Executive Vice President and Secretary
Clinton Szubinski	44	Chief Operating Officer, Executive Vice President
Javier Feliciano	47	Chief People Officer, Executive Vice President

Steven J. Hilton co-founded Monterey Homes in 1985, which merged with Homeplex in December 1996 and later became known as Meritage Homes. Mr. Hilton served as Co-Chairman and Co-Chief Executive Officer from July 1997 to May 2006, served as Chief Executive Officer from May 2006 to December 2020, has been the Chairman since May 2006, and became the Executive Chairman effective January 1, 2021.
Phillippe Lord was appointed Chief Executive Officer on January 1, 2021. Prior to his appointment as Chief Executive Officer, Mr. Lord was Chief Operating Officer, Executive Vice President from April 2015 to December 2020, Western Region President from 2012 through March 2015 and Vice President of Strategic Operations from 2008 through 2012.
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
Clinton Szubinski was appointed Chief Operating Officer, Executive Vice President on January 1, 2021. Prior to his appointment as Chief Operating Officer, Mr. Szubinski served as South Region President of Meritage Homes from 2018 to December 2020. Previously, Mr. Szubinski served in senior management roles at K. Hovnanian and CalAtlantic from 2014 to 2018 and from 2011-2014, was the Florida Region President at Meritage Homes.
Javier Feliciano joined Meritage in November 2015 as Chief Human Resources Officer (now "Chief People Officer"), Executive Vice President. From January 2013 through November 2015, Mr. Feliciano was employed by Apollo Education Group as Vice President, Human Resources and as HR Director from June 2010 through January 2013.

Item 1A. Risk Factors
The risk factors discussed below are factors that we believe could significantly impact our business, if they occur. These factors could cause results to differ materially from our historical results or our future expectations.
Risks Related to the Homebuilding Industry and Economy
Increases in interest rates or decreases in mortgage availability may make purchasing a home more difficult or less desirable and may negatively impact the ability to sell new and existing homes.
In general, housing demand is adversely affected by increases in interest rates and a lack of availability of mortgage financing. Most of our buyers finance their home purchases through our mortgage joint venture or third-party lenders providing mortgage financing. If mortgage interest rates increase and, consequently, the ability of prospective buyers to finance home purchases is adversely affected, our home sales and cash flow may be adversely affected and the impact may be material. These risks can also indirectly impact us to the extent our customers need to sell their existing homes to purchase a new home from us if the potential buyer of their home is unable to obtain mortgage financing. Although long-term interest rates currently are near historically low levels, it is difficult to predict future increases or decreases in market interest rates.
A homebuyers' ability to obtain a mortgage loan is largely subject to prevailing interest rates, lenders’ credit standards and appraisals, and the availability of government-supported programs, such as those from the FHA, the VA, Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac). If credit standards or appraisal guidelines are tightened, or mortgage loan programs are curtailed, potential buyers of our homes may not be able to obtain necessary mortgage financing. There can be no assurance that these programs will continue to be available or that they will be as accommodating as they currently are. Continued legislative and regulatory actions and more stringent underwriting standards could have a material adverse effect on our business if certain buyers are unable to obtain mortgage financing. A prolonged tightening of the financial markets could also negatively impact our business.
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
In connection with land development work on our raw or partially developed land, we are oftentimes required to provide performance bonds, letters of credit or other assurances for the benefit of the respective municipalities or governmental authorities. These instruments provide assurance to the beneficiaries that the development will be completed, or that in case we do not perform, that funds from these instruments are available for the municipality or governmental agency to arrange for completion of such work. Although such instruments are currently accessible, in the future additional performance bonds or letters of credit may be difficult to obtain, or may become difficult to obtain on terms that are acceptable to us. If we are unable to secure such instruments, progress on affected projects may be delayed or halted or we may be required to expend additional cash, which may adversely affect our financial position and ability to grow our operations.
If home prices decline, potential buyers may not be able to sell their existing homes, which may negatively impact our sales.
As a homebuilder, we are subject to market forces beyond our control. In general, housing demand is impacted by the affordability of housing. Many homebuyers need to sell their existing homes in order to purchase a new home from us, and a weakness in the home resale market could adversely affect that ability. Declines in home prices could have an adverse effect on our homebuilding business volumes and cash flows.
Legislation related to tariffs could increase the cost to construct our homes.
The cost of certain building materials is influenced by changes in local and global commodity prices as well as government regulation, such as government-imposed tariffs on building supplies such as lumber and flooring materials. For example, during 2018 and 2019, we experienced increases in the prices of some building materials as a result of such tariffs. Such cost increases limit our ability to control costs, potentially reducing margins on the homes we build if we are not able to successfully offset the increased costs through higher sales prices. Additionally, tariffs pose a risk to our supply chain availability if we are forced to use alternative materials or products.
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
Construction sites are inherently dangerous and pose certain inherent health and safety risks to construction workers, employees and other visitors. Due to health and safety regulatory requirements and the number of projects we work on, health and safety performance is important to the success of our development and construction activities. Any failure in health and safety performance may result in penalties for non-compliance with relevant regulatory requirements, and a failure that results in a major or significant health and safety incident is likely to be costly and could expose us to claims resulting from personal injury or death. Such a failure could also generate significant negative publicity and have a corresponding impact on our reputation, our relationships with relevant regulatory agencies or governmental authorities, and our ability to attract customers and employees, which in turn could have a material adverse effect on our business, financial condition and operating results.
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
•governmental imposed restrictions and consumer reactions related to the COVID-19 pandemic;
•the cyclical nature of the homebuilding industry; and
•costs and availability of materials and labor.
Our level of indebtedness may adversely affect our financial position and prevent us from fulfilling our debt obligations.
The homebuilding industry is capital intensive and requires significant up-front expenditures to secure land and pursue development and construction on such land. Accordingly, we incur substantial indebtedness to finance our homebuilding activities. At December 31, 2020, we had approximately $1.0 billion of indebtedness and $745.6 million of cash and cash equivalents. If we require working capital greater than that provided by our operations and current liquidity position, including the $682.6 million available to be drawn under our credit facility, we may be required to seek additional capital in the form of equity or debt financing from a variety of potential sources, including bank financing, public bonds or off-balance sheet resources. There can be no assurance we would be able to obtain such additional capital on terms acceptable to us, if at all. The level of our indebtedness could have important consequences to our stockholders, including the following:

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
•although we have a low level of indebtedness and a high volume of cash and cash equivalents, some of our competitors may have additional access to capital, which may put us at a competitive disadvantage and reduce our flexibility in planning for, or responding to, changing conditions in our industry, including increased competition; and
•we may be more vulnerable to economic downturns and adverse developments in our business than some of our competitors.

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
We consider the availability of third-party financing to be a key component of our long-term strategy to grow our business either through acquisitions or through internal expansion. As of December 31, 2020, our credit ratings were BB, Ba1, and BB+ by Standard and Poor’s Financial Services, Moody’s Investor Services and Fitch Ratings, respectively, the three primary rating agencies. Any downgrades from these ratings may impact our ability to obtain future additional financing, or to obtain such financing on terms that are favorable to us and therefore, may adversely impact our future operations.
Our business may be negatively impacted by natural disasters or extreme weather events.
Our homebuilding operations include operations in Texas, California, North Carolina, South Carolina, Tennessee, Georgia and Florida which occasionally experience extreme weather conditions such as tornadoes, hurricanes, earthquakes, wildfires, flooding, drought, landslides, prolonged periods of precipitation, sinkholes and other natural disasters. We may not be able to insure against some of these risks. For example, during 2017 and 2018, several of our markets were impacted by hurricanes, and a devastating tornado impacted the Nashville market in the first quarter of 2020. These occurrences could damage or destroy some of our homes under construction or our building lots and community improvements, which may result in uninsured or underinsured losses. We could also suffer significant construction delays or substantial fluctuations in the pricing or availability of building materials due to such disasters. Any of these events could cause a delay in scheduled closings and a decrease in our revenue, cash flows and earnings.
Risks Related to Our Strategy
Our long-term success depends on the availability of lots and land that meet our land investment criteria.
The availability of lots and land that meet our underwriting standards depends on a number of factors outside of our control, including land availability in general, competition with other homebuilders and land buyers, credit market conditions, legal and government agency processes and regulations, inflation in land prices, zoning, availability of utilities, our ability and the costs to obtain building permits, the amount of impact fees, property tax rates and other regulatory requirements. If suitable lots or land becomes less available, or the cost of attractive land increases, it could reduce the number of homes that we may be able to build and sell and reduce our anticipated margins, each of which could adversely impact our financial results. The availability of suitable land assets could also affect the success of our strategic initiative to increase our number of actively selling communities and to maintain profitability.
If our current strategies are not successful, it could have negative consequences on our operations, financial position and cash flows.
We focus our community designs, product offerings and marketing on entry-level and first move-up homes based on our belief that these two product types will comprise the majority of the market demand in the near and medium term outlook. If there is a shift away from, or decrease in, the demand for first-time and first move-up buyers or our entry-level home offerings, it could have negative consequences on our operations, financial position and cash flows.
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
We believe we currently have a competitive advantage over many of the other production homebuilders by virtue of our energy efficiency technologies. Our communities offer a high level of energy-saving features included in the base price of our homes, and most of our single family detached home plans can accommodate the incorporation of optional solar features to further optimize energy savings. If other builders are able to replicate our energy efficient technologies and offer them at a similar or lower price point or are required to do so by changing regulatory standards, it could diminish our competitive advantage in the marketplace.
Shortages in the availability of subcontract labor may delay construction schedules and increase our costs.
We conduct our construction operations only as a general contractor. Virtually all construction and development work is performed by unaffiliated third-party consultants and subcontractors. As a consequence, we depend on the continued availability of and satisfactory performance by these consultants and subcontractors for the construction of our communities and homes and to provide related materials. The cost of labor may also be adversely affected by shortages of qualified trades people, changes in laws and regulations relating to union activity and changes in immigration laws and trends in labor migration. Throughout various homebuilding cycles, we have experienced shortages of skilled labor in certain markets, which led to increased labor costs. Although we continually strive to be a partner of choice with our trades, we cannot be assured that in the future there will be a sufficient supply of, or satisfactory performance by, these unaffiliated third-party subcontractors and consultants, which could have a material adverse effect on our business.
Operational Risks
Information technology failures and data security breaches could harm our business.
We use information technology and other computer resources to carry out important operational, financial and marketing activities as well as maintain our business records. Many of these resources are provided to us and/or maintained on our behalf by third-party service providers pursuant to agreements that specify certain security and service level standards. We and our service providers employ what we believe are appropriate security, disaster recovery and other preventative and corrective systems and processes. Additionally, we maintain cyber-security insurance and require our employees to complete an annual information security training and compliance program; however, our ability to conduct our business may be impaired if these information technology resources are compromised, degraded, damaged or fail, whether due to a virus or other harmful circumstance, intentional penetration or disruption of our information technology resources by a third party, natural disaster, hardware or software corruption or failure or error (including a failure of security controls incorporated into or applied to such hardware or software), telecommunications system failure, service provider error or failure, intentional or unintentional personnel actions (including the failure to follow our security protocols), or lost connectivity to our networked resources. For example, during the first quarter of 2020, some of our systems were affected by a malware attack that encrypted certain information on some of our systems and resulted in limitations to certain employee access for a short duration to certain of our systems and services, although all core operating activities continued during our remediation process. We completed this remediation process and our computer systems were restored, and the incident did not have a material adverse effect on our results of operations and/or financial condition and did not result in any exfiltration of data.
We cannot be assured, however, that similar or more serious attacks will not occur in the future and a significant and extended disruption in the functioning of our information technology and other computer resources could damage our reputation and cause us to lose customers and sales, result in the unintended public disclosure or the misappropriation of proprietary, personal and confidential information (including information about our homebuyers, employees and business partners), and require us to incur significant expense to address and remediate these kinds of issues. The release of confidential information may also lead to litigation or other proceedings against us by affected individuals and/or business partners and/or by regulators, and the outcome of such proceedings, which could include penalties or fines, could have a material and adverse effect on our consolidated financial statements and reputation. In addition, the costs of maintaining adequate protection against such threats, depending on their evolution, pervasiveness and frequency and/or government-mandated standards or obligations regarding protective efforts, are expected to continue to increase in the future and may be material to our consolidated financial statements.
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

Regulatory Risks
Expirations, amendments or changes to tax laws, incentives or credits currently available to us and our homebuyers may negatively impact our business.
Under previous tax law, certain expenses of owning a home, including mortgage loan interest costs and real estate taxes, generally were deductible expenses for the purpose of calculating an individual's federal, and in some cases state, tax liability. However, the Tax cuts and Jobs Act (the "Tax Act") signed into law on December 22, 2017 limited these deductions for some individuals. The Tax Act caps individual state and local tax deductions at $10,000 for the aggregate of state and local real property and income taxes or state and local sales taxes. Additionally, the Tax Act reduces the cap on mortgage interest deduction to $750,000 of debt for debt incurred after December 15, 2017 while retaining the $1 million debt cap for debt incurred prior to December 15, 2017. The limits on deductibility of mortgage interest and property taxes may increase the after-tax cost of owning a home for some individuals. Any increases in personal income tax rates and/or additional tax deduction limits relating to the cost of home ownership could adversely impact demand for homes, including homes we build, which could adversely affect the results of our operations.
We are subject to federal and state income taxes and recognize benefits from certain allowable deductions. Increases in statutory tax rates or the elimination or reduction of available deductions could adversely affect the results of our operations and the realization of our deferred tax assets.
Our income tax provision and other tax liabilities may be insufficient if taxing authorities initiate and are successful in asserting tax positions that are contrary to our position.
In the normal course of business, we are audited by various federal, state and local authorities regarding income tax matters. Significant judgment is required to determine our provision for income taxes and our liabilities for federal, state, local and other taxes. Although we believe our approach to determining the appropriate tax treatment is supportable and in accordance with tax laws and regulations and relevant accounting literature, it is possible that the final tax authority will take a tax position that is materially different than ours. As each audit is conducted, adjustments, if any, are recorded in our consolidated financial statements in the period determined. Such differences could have a material adverse effect on our income tax provision or benefit, or other tax reserves, in the reporting period in which such determination is made and, consequently, on our results of operations, financial position and/or cash flows for such period. We have no federal or state income tax examinations being conducted at this time.
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
Regulatory requirements could cause us to incur significant liabilities and costs and could restrict our business activities. We are subject to local, state and federal statutes, codes, and rules regulating labor and employment matters, relationships with trade partners and their employees, certain land development matters, as well as building and site design and construction. We are subject to various fees and charges of government authorities designed to defray the cost of providing certain governmental services and improvements. We may be subject to additional costs and delays or may be precluded entirely from building projects because of “no-growth” or “slow-growth” initiatives, building permit ordinances, building moratoriums, or similar government regulations that could be imposed in the future due to health, safety, climate, welfare or environmental concerns. We must also obtain licenses, permits and approvals from government agencies to engage in certain activities, the granting or receipt of which are beyond our control and could cause delays in our homebuilding projects.

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

Our wholly-owned title company, Carefree Title, provides title insurance and closing settlement services for our homebuyers. The title and settlement services provided by Carefree Title are subject to various regulations, including regulation by state banking and insurance regulations. Potential changes to federal and state laws and regulations could have the effect of limiting our activities or how our mortgage joint venture conducts its operations and this could have an adverse effect on our results of operations.
Our mortgage joint venture is engaged in mortgage broker activities and provides services to our homebuyers. The mortgage industry remains under intense scrutiny and continues to face increasing regulation at the federal, state and local level. Although we do not originate mortgages, we are directly or indirectly subject to certain of these regulations. In addition, if we are determined to have violated federal or state regulations, we face the loss of our licenses or other required approvals or we could be subject to fines, penalties, civil actions or we could be required to suspend our activities, each of which could have an adverse effect on our reputation, results and operations.
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
General Risk Factors
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

Demand for our homes is dependent on a variety of macroeconomic factors, such as employment levels, interest rates, changes in stock market valuations, consumer confidence, housing demand, availability of building materials, availability of financing for home buyers, availability and prices of new homes compared to existing inventory, and demographic trends. These factors can be significantly adversely affected by a variety of factors beyond our control. For example, the COVID-19 pandemic and the measures undertaken by governmental authorities to address it, initially disrupted or prevented us from operating parts our business in the ordinary course. With the exception of a brief pause in March and April, the COVID-19 pandemic and its effects on the economy have not adversely affected our results of operations to date. However, future disruptions and governmental actions combined with any associated economic and/or social instability or distress, may have an adverse impact on our results of operations, financial condition and cash flows.
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
The words “believe,” “expect,” “anticipate,” “forecast,” “plan,” “intend,” “may,” “will,” “should,” “could,” “estimate,” "target,"and “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. All statements we make other than statements of historical fact are forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933 ("Securities Act"), and Section 21E of the Exchange Act. Forward-looking statements in this Annual Report include statements concerning our belief that we have ample liquidity; our goals, strategies and strategic initiatives and the anticipated benefits relating thereto; our intentions and the expected benefits and advantages of our product and land positioning strategies, including with respect to our focus on the first-time and first move-up buyer and housing demand for affordable homes; the benefits of and our intentions to use options to acquire land; our design center strategy; our exposure to supplier concentration risk and other matters concerning our supply chain; our delivery of substantially all of our backlog existing as of year end; our positions and our expected outcome relating to litigation in general; the sufficiency of our warranty reserves; our intentions to not pay dividends; growth in the first-time buyer segment that are seeking entry-level homes; the timing, locations and targeted number of new community openings in 2021 and beyond; that we may repurchase our debt and equity securities; our non-use of derivative financial instruments; expectations regarding our industry and our business into 2021 and beyond, including the potential impact thereon of COVID-19 and governmental imposed restrictions and reaction thereto; the demand for and the pricing of our homes; our land and lot acquisition strategy (including that we will redeploy cash to acquire well-positioned finished lots and that we may participate in joint ventures or opportunities outside of our existing markets if opportunities arise and the benefits relating thereto); that we may expand into new markets; the availability of labor and materials for our operations; that we may seek additional debt or equity capital; our expectation that existing guarantees, letters of credit and performance and surety bonds will not be drawn on; the sufficiency of our insurance coverage and warranty reserves; the sufficiency of our capital resources to support our business strategy; the sufficiency of our land pipeline; the impact of new accounting standards and changes in accounting estimates; trends and expectations concerning sales prices, sales orders, cancellations, construction and materials costs, gross margins, land costs, community counts and profitability and future home inventories; our future cash needs; the impact of seasonality; and our future compliance with debt covenants.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate office is in a leased building located in Scottsdale, Arizona with approximately 72,000 square feet and a September 30, 2023 lease expiration.
We lease an aggregate of approximately 320,000 square feet of office space in our markets for our operating divisions, corporate and executive offices.

Item 3. Legal Proceedings
We are involved in various routine legal and regulatory proceedings, including, without limitation, warranty claims and litigation and arbitration proceedings alleging construction defects. In general, the proceedings are incidental to our business, and most exposure is subject to and should be covered by warranty and indemnity obligations of our consultants and subcontractors. Additionally, some such claims are also covered by insurance. In addition to our warranty reserve, we have approximately $1.0 million of total reserves not related to warranty or construction defect matters. See Note 1 and Note 16 of the accompanying consolidated financial statements for additional information related to construction defect and warranty related reserves. With respect to the majority of pending litigation matters, our ultimate legal and financial responsibility, if any, cannot be estimated with certainty and, in most cases, any potential losses related to these matters are not considered probable. Historically, most disputes regarding warranty claims are resolved prior to litigation.
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
On February 1, 2021 there were 149 owners of record of our common stock. A substantially greater number of owners of our common stock are beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.
The transfer agent for our common stock is Computershare, Inc., 462 South 4th Street, Louisville, KY 40202 (www.computershare.com).
The following graph compares the five-year total return of our common stock with the S&P 500 Index and the Dow Jones US Home Construction Index. The graph assumes $100 invested as of December 31, 2015 in Meritage Common Stock, the S&P 500 Index and the Dow Jones US Home Construction Index, and the re-investment of all dividends. The performance of our common stock depicted in the graphs is not indicative of future performance.

$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
2015
2016
2017
2018
2019
2020
Meritage Homes Corp
S&P 500
DJ US Home Const. Index

	2015	2016	2017	2018	2019	2020
Meritage Homes Corporation	100.00	102.38	150.63	108.03	179.79	243.66
S&P 500 Index	100.00	109.45	130.43	122.67	157.57	182.74
Dow Jones US Home Construction Index	100.00	92.67	162.26	110.13	161.49	197.78

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
Issuer Purchases of Equity Securities
On February 13, 2019, the Board of Directors authorized a new stock repurchase program, authorizing the expenditure of up to $100.0 million to repurchase shares of our common stock. There is no stated expiration for this program. The repurchases of the Company's shares may be made in the open market, in privately negotiated transactions, or otherwise. The timing and amount of repurchases, if any, will be determined by the Company's management at its discretion and be based on a variety of factors such as the market price of the Company's common stock, corporate and contractual requirements, prevailing market and economic conditions and legal requirements. The share repurchase program may be modified, suspended or discontinued at any time. On November 13, 2020, the Board of Directors authorized the expenditure of an additional $100.0 million to repurchase shares of our common stock under this program, which was announced on January 27, 2021. We acquired 1,100,000 shares of our common stock at an aggregate purchase price of $69.6 million for the year ended December 31, 2020. As of December 31, 2020, there was approximately $114.4 million available under this program to repurchase shares.
A summary of the Company's repurchase activity for the three months ended December 31, 2020 is as follows:

Period	Total Number of Shares Purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
October 1, 2020 - October 31, 2020	—	$—	—	$23,152,230
November 1, 2020 - November 30, 2020	1,130	$89.77	1,130	$123,050,785
December 1, 2020 - December 31, 2020	98,870	$87.80	98,870	$114,373,276
Total	100,000		100,000

Item 6. Selected Financial Data
The following table presents selected historical consolidated financial and operating data of Meritage Homes Corporation and subsidiaries as of and for each of the last five years ended December 31, 2020. The financial data has been derived from our audited consolidated financial statements and related notes for the periods presented. This table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this Annual Report. These historical results may not be indicative of future results.

	Historical Consolidated Financial Data Years Ended December 31,
	($ in thousands, except per share amounts)
	2020	2019	2018	2017	2016
Income Statement Data:
Homebuilding:
Total closing revenue	$4,482,120	$3,650,483	$3,513,419	$3,226,772	$3,029,227
Total cost of closings (1)	(3,522,506)	(2,970,868)	(2,884,266)	(2,660,273)	(2,498,015)
Total closing gross profit	959,614	679,615	629,153	566,499	531,212
Financial services profit	16,388	20,579	24,044	22,055	21,902
Commissions and other sales costs	(287,901)	(246,728)	(241,897)	(221,647)	(215,092)
General and administrative expenses	(159,020)	(146,093)	(138,478)	(124,041)	(123,803)
Interest expense	(2,177)	(8,370)	(785)	(3,853)	(5,172)
Other income/(expense), net	6,662	9,577	11,217	8,784	9,013
Loss on early extinguishment of debt	—	(5,635)	—	(278)	—
Earnings before income taxes	533,566	302,945	283,254	247,519	218,060
Provision for income taxes	(110,091)	(53,282)	(55,922)	(104,264)	(68,519)
Net earnings	$423,475	$249,663	$227,332	$143,255	$149,541
Earnings per common share:
Basic	$11.23	$6.55	$5.67	$3.56	$3.74
Diluted (2)	$11.00	$6.42	$5.58	$3.41	$3.55
Balance Sheet Data (December 31):
Cash, cash equivalents, and investments and securities	$745,621	$319,466	$311,466	$170,746	$131,702
Real estate	$2,778,039	$2,744,361	$2,742,621	$2,731,380	$2,422,063
Total assets	$3,864,398	$3,398,249	$3,365,479	$3,251,258	$2,888,691
Senior and convertible senior notes, net and loans payable and other borrowings	$1,020,085	$1,018,981	$1,310,057	$1,283,804	$1,127,314
Total liabilities	$1,516,530	$1,424,259	$1,644,724	$1,674,433	$1,467,196
Stockholders’ equity	$2,347,868	$1,973,990	$1,720,755	$1,576,825	$1,421,495
Cash Flow Data:
Cash (used in)/provided by:
Operating activities	$530,360	$346,820	$262,200	$(87,132)	$(103,402)
Investing activities	$(18,234)	$(13,489)	$(33,527)	$(17,072)	$(20,106)
Financing activities	$(85,971)	$(325,331)	$(87,953)	$143,248	$(6,998)

(1)Total cost of closings includes $24.9 million, $7.3 million, $6.7 million, $6.7 million and $3.8 million of home and land impairments for the years ending December 31, 2020, 2019, 2018, 2017 and 2016, respectively.
(2)Diluted earnings per common share for the years ended December 31, 2017 and 2016 includes adjustments to net earnings to account for the interest attributable to our convertible debt, net of income taxes.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Industry Conditions
Housing market conditions were very strong in 2020, despite a short pause in March and April due to COVID-19 uncertainties, as healthy underlying economic and housing market fundamentals drove demand with historically low interest rates, a limited supply of homes, and an increased desire for healthier, safer homes. Homebuilders with attractive, lower price-point product in desirable locations captured this demand that has been bolstered in part by millennials entering the market in a meaningful way, as well as the baby boomer generation downsizing. We believe the longer-term economic data supports a continuation of a solid homebuilding cycle, although individual market results will vary, responding to each respective market's economic factors.
At Meritage, we continue to focus on enhancing our entry-level and first move-up product through our commitment to simplification and remaining focused on our key financial initiatives of home closing gross margin improvement, selling, general and administrative cost control and long-term community count growth. As of December 31, 2020, 94% of our current communities are targeted to first-time or first move-up buyers and those buyer segments represented approximately 95% of our orders in 2020. We believe our strategy will allow us to achieve higher gross margins and better opportunities to leverage our overhead costs in the years to come.
Summary Company Results
Total home closing revenue increased 23.9% due to higher closing volume, to $4.5 billion for the year ended December 31, 2020 from $3.6 billion in 2019. Home closing gross margin for the year ended December 31, 2020 improved by 310 basis points to 22.0% while gross margin for the year ended December 31, 2019 was 18.9%. The improved margin in 2020 reflects increased pricing power, increased volume and efficiencies in our construction process and effective cost controls, despite increasing lumber prices. We recorded impairment charges of approximately $24.9 million during the year ended December 31, 2020, primarily resulting from the decision to sell land assets that no longer fit our strategy, compared to $7.3 million of similar charges in 2019. Interest expense decreased to $2.2 million for the year ended December 31, 2020 from $8.4 million in 2019, due to the the early redemption of senior notes in the fourth quarter of 2019, partially offset by interest charges from our Credit Facility which had $500.0 million outstanding for several months during the first half of 2020. Pre-tax net earnings of $533.6 million in 2020 increased 76.1% from $302.9 million in 2019. Our effective tax rate in 2020 was 20.6% as compared to a 17.6% effective tax rate in 2019. Net income for the year ended December 31, 2020 was $423.5 million compared to $249.7 million in 2019.
Our results for 2020 reflect strong growth in both closings and orders as buyers took advantage of the historically low interest-rate environment and capitalized on their desire to purchase their first home or move out of their existing home and transition to a larger, healthier home with indoor space to accommodate work and school from home needs and outdoor space to enjoy. We ended 2020 with 11,834 closings, a 27.7% increase over 9,267 closings in 2019. Orders improved by 42.7% in 2020 with 13,724 orders for the year compared to 9,616 in 2019. At December 31, 2020, our backlog of $1.8 billion on 4,672 units increased by 65.1% in value, compared to $1.1 billion on 2,782 units at December 31, 2019. Despite the instability of the market in the early stages of the COVID-19 pandemic, our full year cancellation rate on sales orders as a percentage of gross sales in 2020 decreased to 13.6% as compared to 14.2% for the year ended December 31, 2019.
Company Positioning
We believe that the investments in our new communities designed for the first-time and first move-up homebuyer, our commitment to an all-spec strategy for our entry-level homes, our simplified first move-up design studio process, and industry-leading innovation in energy-efficient product offerings and automation create a differentiated strategy that has aided us in our growth in the highly competitive new home market.

Our focus includes the following strategic initiatives:
•Expanding our community count and market share;
•Continuously improving the overall customer experience, most recently through a simplification of the customer home purchase and option selection process for move-up buyers at Studio M, and a shortened construction timeline;
•Demonstrating our commitment to innovation by extending our digital offerings, including virtual tours in all of our communities for both prospective buyers and home closing walkthroughs, 3-D tours and dynamic floor plans, and partial or fully virtual closings in states where such services are permitted. We also offer a fully-automated and secured digital loan pre-approval process available on our website;
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
In order to maintain focus on growing our business, we also remain committed to the following:
•Increasing orders and maintaining a healthy order pace through the use of our consumer and market research to ensure that we build homes that offer our buyers their desired features and amenities;
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
•Carefully managing our liquidity and a strong balance sheet; we ended the year with a 30.3% debt-to-capital ratio and a 10.5% net debt-to-capital ratio;
•Maximizing returns to our shareholders, most recently through our improved financial performance and share repurchase program; and
•Promoting a positive environment for our employees through our commitment to drive diversity, equity, and inclusion and providing market-competitive benefits in order to develop and motivate our employees and to minimize turnover and to maximize recruitment efforts.
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
The accounting policies that we deem most critical to us and involve the most difficult, subjective or complex judgments are as follows:

Revenue Recognition
We recognize revenue in accordance with Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers, by applying the following steps in determining the timing and amount of revenue to recognize: (1) identify the contract with our customer; (2) identify the performance obligation(s) in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract, if applicable; and (5) recognize revenue when (or as) we satisfy the performance obligation. The performance obligation and subsequent revenue recognition for our three sources of revenue are outlined below:
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

Real Estate
Real estate is stated at cost unless the community or land is determined to be impaired, at which point the inventory is written down to fair value as required by ASC 360-10, Property, Plant and Equipment. Inventory includes the costs of land acquisition, land development and home construction, capitalized interest, real estate taxes, direct overhead costs incurred during development and home construction that benefit the entire community, less impairments, if any. Land and development costs are typically allocated and transferred to homes under construction when home construction begins. Home construction costs are accumulated on a per-home basis, while selling costs are expensed as incurred. Cost of home closings includes the specific construction costs of the home and all related allocated land acquisition, land development and other common costs (both incurred and estimated to be incurred) and are allocated based upon the total number of homes expected to be closed in each community or phase. Any changes to the estimated total development costs of a community or phase are allocated to the remaining homes in the community or phase. When a home closes, we may have incurred costs for goods and services that have not yet been paid. An accrued liability to capture such obligations is recorded in connection with the home closing and charged directly to cost of sales.
We rely on certain estimates to determine our construction and land development costs. Construction and land costs are comprised of direct and allocated costs, including estimated future costs. In determining these costs, we compile project budgets that are based on a variety of assumptions, including future construction schedules and costs to be incurred. Actual results can differ from budgeted amounts for various reasons, including construction delays, labor or material shortages, slower absorptions, increases in costs that have not yet been committed, changes in governmental requirements, or other unanticipated issues encountered during construction and development and other factors beyond our control. To address uncertainty in these budgets, we assess, update and revise project budgets on a regular basis, utilizing the most current information available to estimate home construction and land costs.
Typically, a community’s life cycle ranges from three to five years, commencing with the acquisition of the land, continuing through the land development phase, if applicable, and concluding with the sale, construction and closing of the homes. Actual community lives will vary based on the size of the community, the sales absorption rates and whether the land purchased was raw, partially-developed or in finished status. Master-planned communities encompassing several phases and super-block land parcels may have significantly longer lives and projects involving smaller finished lot purchases may be significantly shorter.
All of our land inventory and related real estate assets are periodically reviewed for recoverability when certain criteria are met, but at least annually, as our inventory is considered “long-lived” in accordance with GAAP. Impairment charges are recorded to write down an asset to its estimated fair value if the undiscounted cash flows expected to be generated by the asset are lower than its carrying amount. Our determination of fair value is based on projections and estimates. Changes in these expectations may lead to a change in the outcome of our impairment analysis, and actual results may also differ from our assumptions. Our analysis is conducted if indicators of a decline in value of our land and real estate assets exist. If an asset is deemed to be impaired, the impairment recognized is measured as the amount by which the assets’ carrying amount exceeds their fair value. The impairment of a community is allocated to each lot on a straight-line basis. We recorded impairment charges of approximately $24.9 million during the year ended December 31, 2020, primarily resulting from the decision to sell land assets that no longer fit our strategy, compared to $7.3 million of similar charges in 2019.

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
At December 31, 2020, our warranty reserve was $23.7 million, reflecting an accrual of 0.1% to 0.6% of a home’s sale price depending on our loss history in the geographic area in which the home was built. A 10% increase in our warranty reserve rate would have increased our accrual and corresponding cost of sales by approximately $2.0 million in 2020. There were no adjustments to our reserve balance for the years ended December 31, 2020 and December 31, 2019. While we believe that the warranty reserve is sufficient to cover our projected costs, there can be no assurances that historical data and trends will accurately predict our actual warranty costs. Furthermore, there can be no assurances that future economic, financial or legislative developments might not lead to a significant change in the reserve.
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
In accordance with ASC 740-10, Income Taxes, we evaluate our deferred tax assets by tax jurisdiction, including the benefit from net operating losses ("NOLs") by tax jurisdiction, to determine if a valuation allowance is required. Companies must assess, using significant judgments, whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the length of statutory carryforward periods, experience with operating losses and experience of utilizing tax credit carryforwards and tax planning alternatives. We have no valuation allowance on our deferred tax assets and NOL carryovers at December 31, 2020.
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
For discussion of our fiscal 2019 results compared to our fiscal 2018 results, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II of our Annual Report on Form 10-K for the year ended December 31, 2019.
The tables on the following pages present operating and financial data that we consider most critical to managing our operations (dollars in thousands):

	Years Ended December 31,		Year Over Year
	2020	2019	Chg $	Chg %
Home Closing Revenue
Total
Dollars	$4,464,389	$3,604,629	$859,760	23.9%
Homes closed	11,834	9,267	2,567	27.7%
Average sales price	$377.3	$389.0	$(11.7)	(3.0)%
West Region
Arizona
Dollars	$666,223	$556,432	$109,791	19.7%
Homes closed	2,019	1,707	312	18.3%
Average sales price	$330.0	$326.0	$4.0	1.2%
California
Dollars	$774,349	$486,153	$288,196	59.3%
Homes closed	1,231	749	482	64.4%
Average sales price	$629.0	$649.1	$(20.1)	(3.1)%
Colorado
Dollars	$354,677	$367,468	$(12,791)	(3.5)%
Homes closed	738	711	27	3.8%
Average sales price	$480.6	$516.8	$(36.2)	(7.0)%
West Region Totals
Dollars	$1,795,249	$1,410,053	$385,196	27.3%
Homes closed	3,988	3,167	821	25.9%
Average sales price	$450.2	$445.2	$5.0	1.1%
Central Region - Texas
Central Region Totals
Dollars	$1,273,661	$1,033,755	$239,906	23.2%
Homes closed	3,894	2,976	918	30.8%
Average sales price	$327.1	$347.4	$(20.3)	(5.8)%
East Region
Florida
Dollars	$540,644	$468,591	$72,053	15.4%
Homes closed	1,466	1,181	285	24.1%
Average sales price	$368.8	$396.8	$(28.0)	(7.1)%
Georgia
Dollars	$229,577	$183,492	$46,085	25.1%
Homes closed	642	527	115	21.8%
Average sales price	$357.6	$348.2	$9.4	2.7%
North Carolina
Dollars	$388,776	$303,635	$85,141	28.0%
Homes closed	1,132	823	309	37.5%
Average sales price	$343.4	$368.9	$(25.5)	(6.9)%
South Carolina
Dollars	$105,369	$88,371	$16,998	19.2%
Homes closed	331	272	59	21.7%
Average sales price	$318.3	$324.9	$(6.6)	(2.0)%
Tennessee
Dollars	$131,113	$116,732	$14,381	12.3%
Homes closed	381	321	60	18.7%
Average sales price	$344.1	$363.7	$(19.6)	(5.4)%
East Region Totals
Dollars	$1,395,479	$1,160,821	$234,658	20.2%
Homes closed	3,952	3,124	828	26.5%
Average sales price	$353.1	$371.6	$(18.5)	(5.0)%

	Years Ended December 31,		Year Over Year
	2020	2019	Chg $	Chg %
Home Orders (1)
Total
Dollars	$5,174,938	$3,683,502	$1,491,436	40.5%
Homes ordered	13,724	9,616	4,108	42.7%
Average sales price	$377.1	$383.1	$(6.0)	(1.6)%
West Region
Arizona
Dollars	$823,339	$608,795	$214,544	35.2%
Homes ordered	2,501	1,875	626	33.4%
Average sales price	$329.2	$324.7	$4.5	1.4%
California
Dollars	$956,681	$511,767	$444,914	86.9%
Homes ordered	1,530	803	727	90.5%
Average sales price	$625.3	$637.3	$(12.0)	(1.9)%
Colorado
Dollars	$361,619	$361,336	$283	0.1%
Homes ordered	750	722	28	3.9%
Average sales price	$482.2	$500.5	$(18.3)	(3.7)%
West Region Totals
Dollars	$2,141,639	$1,481,898	$659,741	44.5%
Homes ordered	4,781	3,400	1,381	40.6%
Average sales price	$447.9	$435.9	$12.0	2.8%
Central Region - Texas
Central Region Totals
Dollars	$1,472,183	$1,031,937	$440,246	42.7%
Homes ordered	4,476	3,043	1,433	47.1%
Average sales price	$328.9	$339.1	$(10.2)	(3.0)%
East Region
Florida
Dollars	$590,966	$466,528	$124,438	26.7%
Homes ordered	1,645	1,180	465	39.4%
Average sales price	$359.2	$395.4	$(36.2)	(9.2)%
Georgia
Dollars	$237,576	$186,735	$50,841	27.2%
Homes ordered	665	537	128	23.8%
Average sales price	$357.3	$347.7	$9.6	2.8%
North Carolina
Dollars	$472,483	$315,572	$156,911	49.7%
Homes ordered	1,367	865	502	58.0%
Average sales price	$345.6	$364.8	$(19.2)	(5.3)%
South Carolina
Dollars	$122,049	$80,325	$41,724	51.9%
Homes ordered	380	254	126	49.6%
Average sales price	$321.2	$316.2	$5.0	1.6%
Tennessee
Dollars	$138,042	$120,507	$17,535	14.6%
Homes ordered	410	337	73	21.7%
Average sales price	$336.7	$357.6	$(20.9)	(5.8)%
East Region Totals
Dollars	$1,561,116	$1,169,667	$391,449	33.5%
Homes ordered	4,467	3,173	1,294	40.8%
Average sales price	$349.5	$368.6	$(19.1)	(5.2)%
(1)Home orders for any period represent the aggregate sales price of all homes ordered, net of cancellations. We do not include orders contingent upon the sale of a customer’s existing home or a mortgage pre-approval as a sales contract until the contingency is removed.

	Years Ended December 31,
	2020		2019
	Ending	Average	Ending	Average
Active Communities
Total	195	219.7	244	258.0
West Region
Arizona	33	34.8	31	35.5
California	16	23.3	24	20.5
Colorado	11	12.0	18	19.0
West Region Totals	60	70.1	73	75.0
Central Region - Texas
Central Region Totals	63	66.9	77	86.0
East Region
Florida	31	33.8	33	32.0
Georgia	7	12.5	18	20.0
North Carolina	21	20.6	25	25.0
South Carolina	6	6.0	9	10.5
Tennessee	7	9.8	9	9.5
East Region Totals	72	82.7	94	97.0

	Years Ended December 31,
	2020	2019
Cancellation Rates (1)
Total	13.6%	14.2%
West Region
Arizona	12.2%	12.4%
California	15.7%	15.5%
Colorado	14.3%	13.2%
West Region Totals	13.6%	13.3%
Central Region - Texas
Central Region Totals	15.4%	17.2%
East Region
Florida	11.7%	10.9%
Georgia	12.4%	16.0%
North Carolina	9.6%	9.6%
South Carolina	13.0%	19.1%
Tennessee	16.3%	10.6%
East Region Totals	11.8%	12.1%
(1)Cancellation rates are computed as the number of canceled units for the period divided by the gross sales units for the same period.

	At December 31,		Year Over Year
	2020	2019	Chg $	Chg %
Order Backlog (1)
Total
Dollars	$1,812,547	$1,098,158	$714,389	65.1%
Homes in backlog	4,672	2,782	1,890	67.9%
Average sales price	$388.0	$394.7	$(6.7)	(1.7)%
West Region
Arizona
Dollars	$343,917	$186,194	$157,723	84.7%
Homes in backlog	993	511	482	94.3%
Average sales price	$346.3	$364.4	$(18.1)	(5.0)%
California
Dollars	$274,680	$92,171	$182,509	198.0%
Homes in backlog	444	145	299	206.2%
Average sales price	$618.6	$635.7	$(17.1)	(2.7)%
Colorado
Dollars	$104,709	$97,508	$7,201	7.4%
Homes in backlog	208	196	12	6.1%
Average sales price	$503.4	$497.5	$5.9	1.2%
West Region Totals
Dollars	$723,306	$375,873	$347,433	92.4%
Homes in backlog	1,645	852	793	93.1%
Average sales price	$439.7	$441.2	$(1.5)	(0.3)%
Central Region - Texas
Central Region Totals
Dollars	$572,242	$372,520	$199,722	53.6%
Homes in backlog	1,630	1,048	582	55.5%
Average sales price	$351.1	$355.5	$(4.4)	(1.2)%
East Region
Florida
Dollars	$214,790	$163,385	$51,405	31.5%
Homes in backlog	550	371	179	48.2%
Average sales price	$390.5	$440.4	$(49.9)	(11.3)%
Georgia
Dollars	$57,882	$49,742	$8,140	16.4%
Homes in backlog	156	133	23	17.3%
Average sales price	$371.0	$374.0	$(3.0)	(0.8)%
North Carolina
Dollars	$163,346	$79,446	$83,900	105.6%
Homes in backlog	454	219	235	107.3%
Average sales price	$359.8	$362.8	$(3.0)	(0.8)%
South Carolina
Dollars	$41,211	$24,427	$16,784	68.7%
Homes in backlog	120	71	49	69.0%
Average sales price	$343.4	$344.0	$(0.6)	(0.2)%
Tennessee
Dollars	$39,770	$32,765	$7,005	21.4%
Homes in backlog	117	88	29	33.0%
Average sales price	$339.9	$372.3	$(32.4)	(8.7)%
East Region Totals
Dollars	$516,999	$349,765	$167,234	47.8%
Homes in backlog	1,397	882	515	58.4%
Average sales price	$370.1	$396.6	$(26.5)	(6.7)%
(1)Our backlog represents net sales that have not closed.

Fiscal 2020 Compared to Fiscal 2019
Companywide. In 2020, home closings improved 27.7% to 11,834 units valued at $4.5 billion compared to 9,267 units valued at $3.6 billion in 2019. The increase in closings year-over-year reflects a 42.7% increase in order volume to 13,724 units valued at $5.2 billion in 2020 as compared to 9,616 units valued at $3.7 billion in 2019, as well as increased backlog conversion due to selling and closing more speculative inventory homes in 2020 compared to the prior year. The higher volume of spec sales and a notably higher orders pace year-over-year are due to the heightened demand in today's market for available, new and healthier single-family homes at affordable price points due to the macroeconomic events discussed in "Industry Conditions". This customer demand is aligned with our focus on the first-time and first move-up buyers, as our entry-level communities offer only spec homes for sale, and in both our entry-level and first move-up communities we have achieved shorter construction cycle times, allowing quicker move-ins for our customers. The increase in home closing revenue was due entirely to 2,567 additional units closed as average sales prices ("ASP") decreased 3.0%, reflective of a higher percentage of lower-priced entry-level homes in our closing mix that was partially offset by sequential price increases throughout 2020 in all of our geographies. At December 31, 2020 we had 195 actively selling communities, 20.1% lower than prior year, as a 67.7% improvement in orders pace to 5.2 per month in 2020 compared to 3.1 in 2019 resulted in communities selling and closing out faster than we were able to open replacement communities. We ended the year with 4,672 homes in backlog valued at $1.8 billion, reflecting 67.9% and 65.1% increases in backlog units and value, respectively, compared to 2019. ASP of homes in backlog declined by 1.7% to $388,000 from $394,700 in 2019 primarily a result of our shift to entry-level homes offset by price increases, as noted previously.
West. The West Region generated $1.8 billion in home closing revenue for the year ended December 31, 2020, a 27.3% increase over revenue of $1.4 billion for the prior year, closing 3,988 homes, up 25.9% from the 3,167 homes closed in 2019. Order volume for the West Region was 4,781 homes during the year ended December 31, 2020, a 40.6% improvement from 3,400 home orders in 2019. Order value increased 44.5% to $2.1 billion in 2020 from $1.5 billion in 2019. The improvement in order volume was driven by a 50.6% higher year-over-year orders pace per community. This stronger orders pace more than offset the 6.5% decline in average active communities. All states in the Region saw significant increases in orders pace, most notably in California which experienced a 66.7% increase to lead the Region with 5.5 homes sold per month per community, as compared to 3.3 in the 2019 period. In the West Region, approximately 68% of our communities target the first-time buyers at December 31, 2020. We believe the high demand in this Region was directly attributable to the product offerings and desirable locations we have designed for these buyers. These results led to the strongest year-over-year improvement in backlog by Region, ending with $723.3 million on 1,645 units versus $375.9 million on 852 units in 2019, 92.4% and 93.1% increases over the prior year, respectively.
Central. The Central Region, made up of our Texas markets, generated the strongest year-over-year improvements in volume of closings and orders. The Region closed 3,894 units totaling $1.3 billion in home closing revenue for the year ended December 31, 2020. The 30.8% improvement in closing units was partially offset by a 5.8% decline in ASP, generating an increase in home closing revenues of $239.9 million, or 23.2%, from $1.0 billion in 2019 to $1.3 billion in 2020. The Region also reported improvement in orders year-over-year with 47.1% and 42.7% increases in orders and order value, respectively. The improvement in orders was achieved despite a 22.2% decline in average active communities, due to the 89.0% higher orders pace year-over-year. The Region ended the year with 4,476 orders valued at $1.5 billion in 2020 compared to 3,043 orders at $1.0 billion in the prior year. The Region ended 2020 with backlog of 1,630 units valued at $572.2 million compared to 1,048 units valued at $372.5 million at December 31, 2019, reflecting a $4,400 lower ASP from the shift to lower-priced homes mix compared to 2019.
East. The East Region experienced 26.5% and 20.2% increases in closing volume and revenue, respectively, delivering 3,952 closings and $1.4 billion of home closing revenue in 2020 compared to 3,124 closings and $1.2 billion of revenue in 2019. The increase in closing volume was partially offset by a $18,500 decrease in ASP resulting from our transition to offering more affordable product. Orders and order value in the East region improved by 40.8% and 33.5%, respectively, in 2020 with 4,467 units valued at $1.6 billion compared to 3,173 units valued at $1.2 billion in the prior year. The improvement in orders is due entirely to a 65.1% higher orders pace, as the Region experienced a 14.7% decline in average active communities open for sales in 2020 compared to 2019. The higher orders led to an improved backlog in the Region to end 2020 with 1,397 units in backlog valued at $517.0 million, 58.4% and 47.8% increases, respectively, compared to the prior year.

Land Closing Revenue and Gross Profit
From time to time, we may sell certain land parcels to other homebuilders, developers or investors if we feel the sale will provide a greater economic benefit to us than continuing home construction or where we are looking to diversify our land positions in the specific geography. As a result of such sales, we recognized land closing revenue of $17.7 million and $45.9 million for the years ending December 31, 2020 and 2019, respectively. We recognized losses of $20.8 million and $1.0 million in 2020 and 2019, respectively. The losses recognized in both years were due to the upcoming dispositions of certain assets that no longer fit our strategic focus on entry-level and first move-up homes and includes associated impairment charges of $21.8 million and $4.1 million, in 2020 and 2019, respectively

Other Operating Information (dollars in thousands)

	Years ended December 31,
	2020		2019
	Dollars	Percent of Home Closing Revenue	Dollars	Percent of Home Closing Revenue
Home Closing Gross Profit (1)
Total	$980,408	22.0%	$680,660	18.9%

West	$380,675	21.2%	$264,173	18.7%

Central	$304,538	23.9%	$208,511	20.2%

East	$295,195	21.2%	$207,976	17.9%

(1)Home closing gross profit represents home closing revenue less cost of home closings, including impairments. Cost of home closings includes land and lot development costs, direct home construction costs, an allocation of common community costs (such as architectural, legal and zoning costs), interest, sales tax, impact fees, warranty, construction overhead and closing costs.

Fiscal 2020 Compared to Fiscal 2019
Companywide. Home closing gross margin improved to 22.0% for the year ended December 31, 2020 compared to 18.9% in the prior year. Home closing gross profit increased by $299.7 million to $980.4 million in 2020 versus $680.7 million in 2019, driven by the higher home closing revenue and 310 basis point increase in home closing gross margin. With robust homebuilding market dynamics, increased closing volume and pricing power were major drivers in our gross margin improvement. Despite a year-over-year ASP decline resulting from the mix of lower-priced entry-level homes, all of our geographies experienced sequential price increases corresponding with the strong demand as the year progressed, which more than offset the impact of rising lumber costs. With our simplified product, we have shortened our construction cycle times and achieved national purchasing savings on materials, while also gaining efficiency from production, all of which are contributing to higher gross margin.
West. Our West Region reported a 250 basis point improvement in year-over-year home closing gross margin of 21.2% in 2020 versus 18.7% in 2019. Pricing power, particularly in Arizona, contributed significantly to the improved margins year over year, as demand has been very strong in our communities. In addition, greater leverage of our overhead costs on higher revenue combined with construction efficiencies driven by our simplified product offerings and shorter construction cycle times have favorably impacted margins across the West Region.
Central. The Central Region produced the highest home closing gross margin in the Company and the most notable year-over-year increase for the year ended December 31, 2020 at 23.9%, up from 20.2% in the prior year. Construction efficiencies driven by our simplified product offerings and national purchasing savings combined with higher revenue have expanded our leverage of overhead costs to improve gross margin.

East. The East Region experienced a 330 basis point improvement in 2020 of 21.2% versus 17.9% for 2019. The margin improvement in the Region is the result of a change in our product line-up to more efficient plan designs with shorter construction cycle times combined with greater leverage of overhead costs on higher closing volume as compared to the prior year period.

	Years Ended December 31,
	($ in thousands)
	2020	2019
Financial services profit	$16,388	$20,579

Financial services profit. Financial services profit represents the net profit of our financial services operations, including the operating profit generated by our wholly-owned title and insurance companies, Carefree Title and Meritage Insurance, as well as our portion of earnings from a mortgage joint venture. Meritage Insurance commenced operations in the fourth quarter of 2019 and provided only nominal results for the year ended December 31, 2019. The main driver of the $4.2 million lower financial services profit year-over-year is due to a change in the structure of customer incentives offered by our mortgage joint venture. In the fourth quarter of 2019, the profits associated with these incentives began to be captured as part of home closing revenue rather than through financial services earnings.

	Years Ended December 31,
	($ in thousands)
	2020	2019
Commissions and Other Sales Costs
Dollars	$(287,901)	$(246,728)
Percent of home closing revenue	6.4%	6.8%
General and Administrative Expenses
Dollars	$(159,020)	$(146,093)
Percent of home closing revenue	3.6%	4.1%
Interest Expense
Dollars	$(2,177)	$(8,370)
Other Income, Net
Dollars	$6,662	$9,577
Loss on Early Extinguishment of Debt
Dollars	$—	$(5,635)
Provision for Income Taxes
Dollars	$(110,091)	$(53,282)

Fiscal 2020 Compared to Fiscal 2019
Commissions and Other Sales Costs. Commissions and other sales costs are comprised of internal and external commissions and related sales and marketing expenses such as advertising and sales office costs. These costs increased by $41.2 million in 2020 over 2019 as a result of higher closing volume, but decreased 40 basis points year over year. The increase in commissions and other sales costs in dollars compared to prior year reflects higher home closing revenue, partially offset by savings in advertising spend as we leveraged more digital platforms. The decline as a percentage of home closing revenue is due to the combination of leverage from higher closing volume and the efficiencies integrated into our sales and marketing structure.
General and Administrative Expenses. General and administrative expenses represent corporate and divisional overhead expenses such as salaries and bonuses, occupancy, insurance and travel expenses. For the twelve months ended December 31, 2020, general and administrative expenses were $159.0 million or 3.6% of home closing revenue as compared to $146.1 million or 4.1% of home closing revenue for the 2019 period. The increased leveraging of costs against higher revenue and the pull-back on certain corporate expenditures due to COVID-19 aided in the improvement. We continually strive to optimize overhead leverage through cost control efforts and expect some long-term improvements to result from the technological enhancements achieved during COVID-19.
Interest Expense. Interest expense is comprised of interest incurred, but not capitalized, on our senior notes and our Credit Facility. Our non-capitalizable interest expense decreased to $2.2 million for the twelve months ended December 31, 2020 compared to $8.4 million for the 2019 period reflecting the early redemption of $300.0 million of senior notes which we redeemed in the fourth quarter of 2019, partially offset by interest charges from our Credit Facility which had $500.0 million outstanding for several months during the first half of 2020.
Other Income, Net. Other income, net primarily consists of (i) sub lease income, (ii) interest earned on our cash and cash equivalents, (iii) payments and awards related to legal settlements, and (iv) our portion of pre-tax income or loss from non-financial services joint ventures. Other income, net decreased by $2.9 million in 2020 compared to 2019, due to a decrease in interest earned on our cash and cash equivalents as a result of lower interest rates in 2020 as compared to 2019.
Loss on Early Extinguishment of Debt. Loss on early extinguishment of debt of $5.6 million for the year ended December 31, 2019 is related to the early redemption of our $300.0 million 7.15% senior notes due 2020. There were no similar charges for the year ended December 31, 2020.
Income Taxes. The effective tax rate was 20.6% and 17.6% for 2020 and 2019, respectively. The effective rate in both years reflects the availability of the Internal Revenue Code §45L energy efficient homes credits (the "energy tax credit") from the enactment of the Taxpayer Certainty and Disaster Tax Relief Act of 2019 (the "2019 Act") that was signed into law on December 20, 2019 and extended the energy credit tax benefit from 2017 to 2020. The reduced rate in 2019 also reflects the benefit of energy tax credit for the 2018 tax year that was realized in the 2019 tax year due to the retroactive application of the 2019 Act. In December of 2020, the energy tax credit was extended through the end of 2021 and we expect to recognize a benefit from this extension.
Liquidity and Capital Resources
Overview of Cash Management
Our principal uses of capital for 2020 were acquisition and development of new and previously controlled land and lot positions, home construction, operating expenses, the payment of routine liabilities and repurchasing our common stock. We remain focused on acquiring desirable land positions, generating increasing margins in our homebuilding operations and maintaining a strong balance sheet to support future needs and growth, while leveraging land options where possible.
Operating Cash Flow Activities
During the years ended December 31, 2020 and December 31, 2019, net cash provided by operations totaled $530.4 million and $346.8 million, respectively. Generally, our operating cash flows fluctuate primarily based on changes in our net earnings, real estate inventory and from timing of payments of accounts payable and accrued liabilities.
Operating cash flow results in 2020 primarily reflect $423.5 million in net earnings and an $88.9 million increase in accounts payable and accrued liabilities due to the timing of cash payments and an increase in income taxes payable, partially offset by a $40.1 million increase in real estate due to increased spending on homes under construction as well as acquisition of new land positions. Operating cash flow results in 2019 reflect the $249.7 million in net earnings and a $42.7 million increase in accounts payable and accrued liabilities due to the timing of cash payments for real estate and construction spending.
Investing Cash Flow Activities
During the year ended December 31, 2020, net cash used in investing activities totaled $18.2 million as compared to $13.5 million for the same period in 2019. Cash used in investing activities in both 2020 and 2019 is mainly attributable to the purchases of property, plant and equipment of $19.9 million and $24.4 million, respectively.
Financing Cash Flow Activities
During the year ended December 31, 2020, net cash used in financing activities totaled $86.0 million as compared to $325.3 million for the same period in 2019. The net cash used in financing activities in 2020 consists of $69.6 million in share repurchases and $16.4 million in repayments of loans payable and other borrowings. The net cash used in financing activities in 2019 is primarily from the early redemption of $300.0 million of our 7.15% senior notes.

Cash flows for each of our communities depend on their stage of the development cycle, and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, zoning plat and other approvals, community and lot development, and construction of model homes, roads, utilities, landscape and other amenities. Because these costs are a component of our inventory and are not recognized in our income statement until a home closes, we incur significant cash outlays prior to recognition of earnings. In the later stages of a community, cash inflows may significantly exceed earnings reported for financial statement purposes, as the cash outflow associated with home and land construction was previously incurred. From a liquidity standpoint, we are currently acquiring and developing lots in our markets to grow our lot supply and active community count. We intend to increase our land and development spending in order to develop and prepare the land we currently control to achieve our community count targets and to replenish our land pipeline beyond 2022. We are also using our cash on hand to fund operations.
During 2020, we closed 11,834 homes, purchased approximately 20,200 lots for $737.3 million, spent $527.2 million on land development, and started construction on 13,123 homes. We currently primarily purchase undeveloped or partially-developed land requiring development dollars in order to bring them to a finished status ready for home construction. We exercise strict controls and believe we have a prudent strategy for Company-wide cash management, including those related to cash outlays for land and inventory acquisition and development. We ended 2020 with $745.6 million of cash and cash equivalents, a $426.2 million increase from December 31, 2019 with no outstanding borrowings on our Credit Facility. We expect to generate cash from the sale of our inventory, but we intend to redeploy that cash primarily to acquire and develop strategic and well-positioned lots to grow our business.
On February 13, 2019, the Board of Directors authorized a new stock repurchase program, authorizing the expenditure of up to $100.0 million to repurchase shares of our common stock. On November 13, 2020, the Board of Directors authorized the expenditure of an additional $100.0 million to repurchase shares of our common stock under this program. We acquired 1,100,000 and 308,840 shares of our common stock at an aggregate purchase price of $69.6 million and $16.0 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, there was approximately $114.4 million available under this program to repurchase shares.
The Company entered into an amended and restated unsecured revolving credit facility ("Credit Facility") in 2014 that has been amended from time to time. In December 2020, the Credit Facility was amended, extending the maturity date from July 2023 to December 2025 and providing for the replacement of LIBOR in the event such rate is no longer available. The Credit Facility's aggregate commitment is $780.0 million with an accordion feature permitting the size of the facility to increase to a maximum of $880.0 million, subject to certain conditions, including the availability of additional bank commitments.
Between our available cash and liquidity in our Credit Facility, we believe that we currently have sufficient liquidity. Nevertheless, we may seek additional capital to strengthen our liquidity position, enable us to opportunistically acquire additional land inventory in anticipation of improving market conditions, and/or strengthen our long-term capital structure. Such additional capital may be in the form of equity or debt financing and may be from a variety of sources. There can be no assurances that we would be able to obtain such additional capital on terms acceptable to us, if at all, and such additional equity or debt financing could dilute the interests of our existing stockholders or increase our interest costs. We may also, from time to time, opportunistically repurchase our senior notes and common stock. Reference is made to Notes 6 and 7 in the accompanying consolidated financial statements.
We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. Debt-to-capital and net debt-to-capital are calculated as follows (dollars in thousands):

	At December 31, 2020	At December 31, 2019
Notes payable and other borrowings	$1,020,085	$1,018,981
Stockholders’ equity	2,347,868	1,973,990
Total capital	$3,367,953	$2,992,971
Debt-to-capital (1)	30.3%	34.0%
Notes payable and other borrowings	$1,020,085	$1,018,981
Less: cash and cash equivalents	(745,621)	(319,466)
Net debt	$274,464	$699,515
Stockholders’ equity	2,347,868	1,973,990
Total net capital	$2,622,332	$2,673,505
Net debt-to-capital (2)	10.5%	26.2%

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

Senior Notes
7.15% Senior Notes
During the second quarter of 2010, we completed an offering of $200.0 million aggregate principal amount of 7.15% senior notes due 2020 ("2020 Notes"). During 2013, we completed a $100.0 million add-on offering to the 2020 Notes. In the fourth quarter of 2019, we redeemed all of the outstanding 2020 Notes, incurring a $5.6 million Loss on early extinguishment of debt charge included in our accompanying consolidated income statement for the year ended December 31, 2019.
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
5.125% Senior Notes
In June 2017, we completed an offering of $300.0 million aggregate principal amount of 5.125% Senior Notes due 2027 ("2027 Notes"). The 2027 notes were issued at par. Using the proceeds from the 2027 Notes offering, we retired all $126.5 million of our convertible senior notes aggregate principal amount.
The indentures for all of our senior notes contain non-financial covenants including, among others, limitations on the amount of secured debt we may incur, and limitations on sale and leaseback transactions of non-model home assets and mergers. We were in compliance with all such covenants as of December 31, 2020.

Loans Payable and Other Borrowings
The Company has a $780.0 million unsecured revolving Credit Facility with an accordion feature that permits the size of the facility to increase to a maximum of $880.0 million, subject to certain conditions, including the availability of additional bank commitments. In December 2020, the Credit Facility was amended to extend the maturity date to December 22, 2025 and provide for the replacement of LIBOR in the event such rate is no longer available. We had no outstanding borrowings under the Credit Facility as of December 31, 2020 or December 31, 2019. During the twelve months ended December 31, 2020 we had $500 million of gross borrowings and repayments. During the twelve months ended December 31, 2019 we had $90.0 million of gross borrowings and repayments. During the twelve months ended December 31, 2018 we had $285.0 million of gross borrowings and repayments. As of December 31, 2020 we had outstanding letters of credit issued under the Credit Facility totaling $97.4 million, leaving $682.6 million available under the Credit Facility to be drawn.
Credit Facility Covenants
Borrowings under the Credit Facility are unsecured but availability is subject to, among other things, a borrowing base. The Credit Facility also contains certain financial covenants, including (a) a minimum tangible net worth requirement of $1.5 billion (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings), and (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 60%. In addition, we are required to maintain either (i) an interest coverage ratio (EBITDA to interest expense, as defined therein) of at least 1.50 to 1.00 or (ii) liquidity (as defined therein) of an amount not less than our consolidated interest incurred during the trailing 12 months. We were in compliance with all Credit Facility covenants as of December 31, 2020. Our actual financial covenant calculations as of December 31, 2020 are reflected in the table below.

Financial Covenant (dollars in thousands):	Covenant Requirement	Actual
Minimum Tangible Net Worth	> $1,589,483	$2,307,172
Leverage Ratio	< 60%	8%
Interest Coverage Ratio (1)	> 1.50	10.57
Minimum Liquidity (1)	> $66,289	$1,330,799
Investments other than defined permitted investments	< $692,152	$4,350
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
The total number of lots under control at December 31, 2020 was 55,502 as compared to 41,399 at December 31, 2019. At December 31, 2020 and 2019, respectively, 59.0% and 62.9% of our controlled lots were owned. We secured approximately 29,500 lots with an aggregate purchase price of $946.4 million in 2020 as compared to approximately 18,100 lots with an aggregate purchase price of $685.2 million in 2019. At December 31, 2020, our total option and purchase contracts had aggregated purchase prices of approximately $1.3 billion, on which we had made deposits of $59.5 million in cash, substantially all of which is non-refundable.
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

Contractual Obligations
The following is a summary of our contractual obligations at December 31, 2020, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Principal, senior notes	$1,000,000	$—	$300,000	$400,000	$300,000
Interest, senior notes	231,112	60,375	84,000	64,751	21,986
Loans payable and other borrowings	23,094	13,847	9,247	—	—
Interest, loans payable and other borrowings	624	531	93	—	—
Other contractual obligations (1)	41,356	12,504	17,772	7,239	3,841
Total (2)	$1,296,186	$87,257	$411,112	$471,990	$325,827

(1)Includes operating lease obligations that meet the criteria of ASC 842, equipment leases that do not meet the criteria for ASC 842, and other long-term obligations for items such as software and marketing licenses.
(2)See Notes 6, 7 and 16 to our consolidated financial statements included in this report for additional information regarding our contractual obligations.
We do not engage in commodity trading or other similar activities. We had no derivative financial instruments at December 31, 2020 or 2019.
Recent Accounting Standards
See Note 1 to our consolidated financial statements included in this report for discussion of recently-issued accounting standards.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our fixed rate debt is made up primarily of $1.0 billion of our senior notes. Except in limited circumstances, we do not have an obligation to prepay our fixed-rate debt prior to maturity and, as a result, interest rate risk and changes in fair value should not have a significant impact on our fixed rate borrowings until we would be required to repay such debt. Our Credit Facility is subject to interest rate changes. We had maximum intra-period borrowings under the Credit Facility of up to $500.0 million and $90.0 million for years ending December 31, 2020 and 2019, respectively, with none outstanding as of either December 31, 2020 or December 31, 2019. Interest charges resulting from the intra-period borrowings totaled $0.2 million and $0.1 million for the years ended December 31, 2020 and 2019, respectively.
The following table presents our long-term debt obligations, principal cash flows by maturity, weighted average interest rates and estimated fair market value for the year ended December 31, 2020 (in thousands):

								Fair Value at December 31,
	2021	2022	2023	2024	2025	Thereafter	Total	2020 (a)

Senior Notes
Fixed rate	$—	$300.0	$—	$—	$400.0	$300.0	$1,000.0	$1,105.0
Weighted average interest rate	n/a	7.000%	n/a	n/a	6.000%	5.125%	6.040%	n/a

Loans Payable and Other Borrowings
Fixed rate	$13.8	$8.8	$0.5	$—	$—	$—	$23.1	$23.1
Average interest rate	3.837%	1.051%	—%	n/a	n/a	n/a	2.330%	n/a

(a)Fair value of our fixed rate debt at December 31, 2020, is derived from quoted market prices by independent dealers.
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

Item 8. Financial Statements and Supplementary Data
Our consolidated financial statements as of December 31, 2020 and 2019 and for each of the years in the three-year period ended December 31, 2020, together with related notes and the report of Deloitte & Touche LLP, independent registered public accounting firm, are on the following pages.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Meritage Homes Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Meritage Homes Corporation and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated income statements, stockholders' equity and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 12, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

How the Critical Audit Matter Was Addressed in the Audit

We tested the effectiveness of the Company’s internal controls related to the Company’s evaluation of the recoverability of real estate assets. We also evaluated the significant assumptions used in the Company’s evaluation of the recoverability of real estate assets, by comparing the assumptions to actual recent home sales and closings in that community and external analyst and industry reports for the respective geography. For certain communities that did not have actual recent home closings, we compared to historical home sales and closings in nearby communities taking into consideration factors such as location, size, and type of community. In addition, we met with management to understand how recent trends in home sales and closings, and any unique factors, such as COVID-19 considerations or change in the intended use of the assets, have been considered in the Company’s evaluation of the recoverability of real estate assets.

/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona
February 12, 2021

We have served as the Company's auditor since 2004.

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	At December 31,
	2020	2019
	(In thousands, except share data)
Assets
Cash and cash equivalents	$745,621	$319,466
Other receivables	98,573	88,492
Real estate	2,778,039	2,744,361
Deposits on real estate under option or contract	59,534	50,901
Investments in unconsolidated entities	4,350	4,443
Property and equipment, net	38,933	50,606
Deferred tax assets, net	36,040	25,917
Prepaids, other assets and goodwill	103,308	114,063
Total assets	$3,864,398	$3,398,249
Liabilities
Accounts payable	$175,250	$155,024
Accrued liabilities	296,121	226,008
Home sale deposits	25,074	24,246
Loans payable and other borrowings	23,094	22,876
Senior notes, net	996,991	996,105
Total liabilities	1,516,530	1,424,259
Stockholders’ Equity
Preferred stock, par value $0.01. Authorized 10,000,000 shares; none issued and outstanding at December 31, 2020 and 2019	—	—
Common stock, par value $0.01. Authorized 125,000,000 shares; 37,512,127 and 38,199,111 shares issued and outstanding at December 31, 2020 and 2019, respectively	375	382
Additional paid-in Capital	455,762	505,352
Retained earnings	1,891,731	1,468,256
Total stockholders’ equity	2,347,868	1,973,990
Total liabilities and stockholders’ equity	$3,864,398	$3,398,249
See accompanying notes to consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

	Years Ended December 31,
	2020	2019	2018
	(In thousands, except per share data)
Homebuilding:
Home closing revenue	$4,464,389	$3,604,629	$3,474,712
Land closing revenue	17,731	45,854	38,707
Total closing revenue	4,482,120	3,650,483	3,513,419
Cost of home closings	(3,483,981)	(2,923,969)	(2,842,762)
Cost of land closings	(38,525)	(46,899)	(41,504)
Total cost of closings	(3,522,506)	(2,970,868)	(2,884,266)
Home closing gross profit	980,408	680,660	631,950
Land closing gross loss	(20,794)	(1,045)	(2,797)
Total closing gross profit	959,614	679,615	629,153
Financial Services:
Revenue	19,097	16,461	15,162
Expense	(7,797)	(6,781)	(6,454)
Earnings from financial services unconsolidated entities and other, net	5,088	10,899	15,336
Financial services profit	16,388	20,579	24,044
Commissions and other sales costs	(287,901)	(246,728)	(241,897)
General and administrative expenses	(159,020)	(146,093)	(138,478)
Interest expense	(2,177)	(8,370)	(785)
Other income, net	6,662	9,577	11,217
Loss on early extinguishment of debt	—	(5,635)	—
Earnings before income taxes	533,566	302,945	283,254
Provision for income taxes	(110,091)	(53,282)	(55,922)
Net earnings	$423,475	$249,663	$227,332
Earnings per common share:
Basic	$11.23	$6.55	$5.67
Diluted	$11.00	$6.42	$5.58
Weighted average number of shares:
Basic	37,718	38,100	40,107
Diluted	38,484	38,891	40,728
See accompanying notes to consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Years Ended December 31, 2020, 2019 and 2018
	(In thousands)
	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance at January 1, 2018	40,331	$403	$584,578	$991,844	$1,576,825
Adoption of ASU 2014-09	—	—	—	(583)	(583)
Net earnings	—	—	—	227,332	227,332
Issuance of stock	326	4	(4)	—	—
Equity award compensation expense	—	—	17,181	—	17,181
Share repurchases	(2,584)	(26)	(99,974)	—	(100,000)
Balance at December 31, 2018	38,073	381	501,781	1,218,593	1,720,755
Net earnings	—	—	—	249,663	249,663
Issuance of stock	435	4	(4)	—	—
Equity award compensation expense	—	—	19,607	—	19,607
Share repurchases	(309)	(3)	(16,032)	—	(16,035)
Balance at December 31, 2019	38,199	382	505,352	1,468,256	1,973,990
Net earnings	—	—	—	423,475	423,475
Issuance of stock	413	4	(4)	—	—
Equity award compensation expense	—	—	19,995	—	19,995
Share repurchases	(1,100)	(11)	(69,581)	—	(69,592)
Balance at December 31, 2020	37,512	$375	$455,762	$1,891,731	$2,347,868

See accompanying notes to consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2020	2019	2018
	(In thousands)
Cash flows from operating activities:
Net earnings	$423,475	$249,663	$227,332
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	31,052	27,923	26,966
Stock-based compensation	19,995	19,607	17,170
Loss on early extinguishment of debt	—	5,635	—
Equity in earnings from unconsolidated entities	(4,496)	(11,945)	(16,333)
Deferred tax asset revaluation	—	—	(2,741)
Distributions of earnings from unconsolidated entities	3,594	13,438	16,142
Other	14,406	9,273	15,847
Changes in assets and liabilities:
(Increase)/decrease in real estate	(40,089)	3,621	(19,426)
(Increase)/decrease in deposits on real estate under option or contract	(9,477)	453	12,444
Decrease/(increase) in receivables, prepaids and other assets	2,130	(9,112)	3,042
Increase/(decrease) in accounts payable and accrued liabilities	88,942	42,654	(12,820)
Increase/(decrease) in home sale deposits	828	(4,390)	(5,423)
Net cash provided by operating activities	530,360	346,820	262,200
Cash flows from investing activities:
Investments in unconsolidated entities	(5)	(1,113)	(808)
Distributions of capital from unconsolidated entities	1,000	11,550	597
Purchases of property and equipment	(19,932)	(24,385)	(33,415)
Proceeds from sales of property and equipment	703	459	99
Maturities/sales of investments and securities	2,489	754	1,181
Payments to purchase investments and securities	(2,489)	(754)	(1,181)
Net cash used in investing activities	(18,234)	(13,489)	(33,527)
Cash flows from financing activities:
Repayment of loans payable and other borrowings	(16,379)	(3,676)	(15,755)
Repayment of senior notes and senior convertible notes	—	(305,620)	(175,000)
Proceeds from issuance of senior notes	—	—	206,000
Payment of debt issuance costs	—	—	(3,198)
Repurchase of shares	(69,592)	(16,035)	(100,000)
Net cash used in financing activities	(85,971)	(325,331)	(87,953)
Net increase in cash and cash equivalents	426,155	8,000	140,720
Cash and cash equivalents, beginning of year	319,466	311,466	170,746
Cash and cash equivalents, end of year	$745,621	$319,466	$311,466
See Supplemental Disclosure of Cash Flow Information in Note 13.
See accompanying notes to consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018

NOTE 1 — BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization. Meritage Homes Corporation ("Meritage Homes") is a leading designer and builder of single-family homes. We primarily build in historically high-growth regions of the United States and offer a variety of homes that are designed for the first-time and first move-up buyers. We have homebuilding operations in three regions: West, Central and East, which are comprised of nine states: Arizona, California, Colorado, Texas, Florida, Georgia, North Carolina, South Carolina and Tennessee. These three regions are our principal homebuilding reporting segments. We also operate a financial services reporting segment. In this segment, we offer title and escrow, mortgage, and insurance services. Carefree Title Agency, Inc. ("Carefree Title"), our wholly-owned title company, provides title insurance and closing/settlement services to our homebuyers. Managing our own title operations allows us greater control over the entire escrow and closing cycles in addition to generating additional revenue. Beginning in the fourth quarter of 2019, we commenced operations of a wholly-owned insurance broker, Meritage Homes Insurance Agency (“Meritage Insurance”). Meritage Insurance works in collaboration with insurance companies nationwide to offer homeowners' insurance and other various insurance products to our homebuyers. Our financial services operations also provide mortgage loans to our homebuyers indirectly through an unconsolidated joint venture.
We commenced our homebuilding operations in 1985 through our predecessor company known as Monterey Homes. Meritage Homes Corporation was incorporated in the state of Maryland in 1988 under the name of Homeplex Mortgage Investments Corporation and merged with Monterey Homes in 1996, at which time our name was changed to Monterey Homes Corporation and later ultimately to Meritage Homes Corporation. Since that time, we have engaged in homebuilding and related activities and ceased to operate as a real estate investment trust. Meritage Homes Corporation operates as a holding company and has no independent assets or operations. Its homebuilding construction, development and sales activities are conducted through its subsidiaries. Our homebuilding activities are conducted under the name of Meritage Homes in each of our homebuilding markets. At December 31, 2020, we were actively selling homes in 195 communities, with base prices ranging from approximately $191,000 to $921,000.
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
Cash and Cash Equivalents. Liquid investments with an initial maturity of three months or less are classified as cash equivalents. Amounts in transit from title companies for home closings of approximately $61.3 million and $54.5 million are included in cash and cash equivalents at December 31, 2020 and 2019, respectively.

Real Estate. Real estate is stated at cost unless the community or land is determined to be impaired, at which point the inventory is written down to fair value as required by Accounting Standards Codification (“ASC”) 360-10, Property, Plant and Equipment ("ASC 360-10"). Inventory includes the costs of land acquisition, land development, home construction, capitalized interest, real estate taxes, and capitalized direct overhead costs incurred during development, less impairments, if any. Land and development costs are typically allocated and transferred to homes under construction when construction begins. Home construction costs are accumulated on a per-home basis, while selling costs are expensed as incurred. Cost of home closings includes the specific construction costs of the home and all related allocated land acquisition, land development and other common costs (both incurred and estimated to be incurred) and are allocated based upon the total number of homes expected to be closed in each community or phase. Any changes to the estimated total development costs of a community or phase are allocated to the remaining homes in the community or phase. When a home closes, we may have incurred costs for goods and services that have not yet been paid. An accrued liability to capture such obligations is recorded in connection with the home closing and charged directly to cost of sales.

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

All of our land inventory and related real estate assets are periodically reviewed for recoverability when certain criteria are met, but at least annually, as our inventory is considered “long-lived” in accordance with GAAP. Impairment charges are recorded to write down an asset to its estimated fair value if the undiscounted cash flows expected to be generated by the asset are lower than its carrying amount. Our determination of fair value is based on projections and estimates. Changes in these expectations may lead to a change in the outcome of our impairment analysis, and actual results may also differ from our assumptions. Our analysis is conducted if indication of a decline in value of our land and real estate assets exist. If an asset is deemed to be impaired, the impairment recognized is measured as the amount by which the asset's carrying amount exceeds its fair value. The impairment of a community is allocated to each lot on a straight-line basis. See Note 2 for additional information related to real estate and impairments.

Deposits. Deposits paid related to land option and purchase contracts are recorded and classified as Deposits on real estate under option or contract until the related land is purchased. Deposits are reclassified as a component of real estate inventory at the time the deposit is used to offset the acquisition price of the lots based on the terms of the underlying agreements. To the extent they are non-refundable, deposits are charged to expense if the land acquisition is terminated or no longer considered probable. Since our acquisition contracts typically do not require specific performance, we do not consider such contracts to be contractual obligations to purchase the land and our total exposure under such contracts is limited to the loss of any non-refundable deposits and any ancillary capitalized costs. Our deposits were $59.5 million and $50.9 million as of December 31, 2020 and December 31, 2019, respectively.

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
Property and Equipment, net. Property and equipment, net consists of computer and office equipment, model home furnishings and capitalized sales office costs. Depreciation is generally calculated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Depreciation expense was $18.9 million, $17.3 million, and $16.3 million for the years ended December 31, 2020, 2019 and 2018, respectively. Maintenance and repair costs are expensed as incurred. At December 31, 2020 and 2019, property and equipment, net consisted of the following (in thousands):

	At December 31,
	2020	2019
Computer and office equipment	$59,407	$57,162
Model home furnishings and capitalized sales office costs	76,398	86,047
Gross property and equipment	135,805	143,209
Accumulated depreciation	(96,872)	(92,603)
Total	$38,933	$50,606

Deferred Costs. At December 31, 2020 and 2019, deferred costs representing debt issuance costs related to our Credit Facility of approximately $4.7 million and $3.3 million, net of accumulated amortization, are included on our consolidated balance sheets within Prepaids, other assets and goodwill. The costs are primarily amortized to interest expense using the straight line method which approximates the effective interest method. See Note 7 for additional information related to net debt issuance costs associated with our senior notes.
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

Accrued Liabilities. Accrued liabilities at December 31, 2020 and 2019 consisted of the following (in thousands):

	At December 31,
	2020	2019
Accruals related to real estate development and construction activities	$92,701	$74,448
Payroll and other benefits	88,337	67,734
Accrued interest	8,457	8,758
Accrued taxes	34,373	8,459
Warranty reserves	23,743	22,015
Lease liabilities (1)	28,254	34,231
Other accruals	20,256	10,363
Total	$296,121	$226,008
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
•Revenue from financial services is recognized when closings have occurred and all financial services have been rendered, which generally upon the close of escrow.

Home sale contract assets consist of cash from home closings that are in transit from title companies, which are considered cash in transit and are classified as cash on our accompanying consolidated balance sheet. See "Cash and Cash Equivalents" in this Note 1 for further information. Contract liabilities include home sale deposit liabilities related to sold but unclosed homes, and are classified as Home sale deposits in our accompanying consolidated balance sheet. Substantially all of our home sales are scheduled to close and be recorded as revenue within one year from the date of receiving a customer deposit. Revenue expected to be recognized in any future year related to remaining performance obligations (if any) and contract liabilities expected to be recognized as revenue, excluding revenue pertaining to contracts that have an original expected duration of one year or less, is not material. Revenue from financial services includes estimated future insurance policy renewal commissions as our performance obligations are satisfied upon issuance of the initial policy with a third party broker. The related contract assets for these estimated future renewal commissions are not material. Our three sources of revenue are disaggregated by type in the accompanying consolidated income statements.

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
We recognize interest and penalties related to unrecognized tax benefits within Provision for income taxes in the accompanying consolidated income statement. Accrued interest and penalties are included within Accrued liabilities in the accompanying consolidated balance sheets. See Note 12 for additional information related to income taxes.
Advertising Costs. We expense advertising costs as they are incurred. Advertising expense was approximately $10.5 million, $14.6 million and $15.4 million in fiscal 2020, 2019 and 2018, respectively.
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

401(k) Retirement Plan. We have a 401(k) plan for all full-time Meritage employees. We match portions of employees’ voluntary contributions, and contributed to the plan approximately $4.7 million, $4.1 million and $3.7 million for the years ended 2020, 2019 and 2018, respectively.

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
Surety Bonds and Letters of Credit. We provide surety bonds and letters of credit in support of our obligations relating to the development of our projects and other corporate purposes, in lieu of cash deposits. The amount of these obligations outstanding at any time varies depending on the stage and level of our development activities. Bonds are generally not wholly released until all development activities under the bond are complete. In the event a bond or letter of credit is drawn upon, we would be obligated to reimburse the issuer for any amounts advanced under the bond or letter of credit. We believe it is unlikely that any significant amounts of these bonds or letters of credit will be drawn upon. The table below outlines our surety bond and letter of credit obligations (in thousands):

	At December 31,
	2020		2019
	Outstanding	Estimated work remaining to complete (unaudited)	Outstanding	Estimated work remaining to complete (unaudited)
Sureties:
Sureties related to owned projects and lots under contract	478,788	216,708	405,017	186,986
Total Sureties	$478,788	$216,708	$405,017	$186,986
Letters of Credit (“LOCs”):
LOCs for land development	93,661	N/A	57,192	N/A
LOCs for general corporate operations	3,750	N/A	3,750	N/A
Total LOCs	$97,411	N/A	$60,942	N/A

Warranty Reserves. We provide home purchasers with limited warranties against certain building defects and have certain obligations related to those post-construction warranties for closed homes. The specific terms and conditions of these limited warranties vary by state, but overall the nature of the warranties include a complete workmanship and materials warranty for the first year after the close of the home, a major mechanical warranty for two years after the close of the home and a structural warranty that typically extends up to 10 years after the close of the home. With the assistance of an actuary, we have estimated these reserves for the structural warranty based on the number of homes still under warranty and historical data and trends for our communities. We may use industry data with respect to similar product types and geographic areas in markets where our experience is incomplete to draw a meaningful conclusion. We regularly review our warranty reserves and adjust them, as necessary, to reflect changes in trends as information becomes available. Based on such reviews of warranty costs incurred, we did not adjust the warranty reserve balance in the twelve months ended December 31, 2020 and 2019. Included in the warranty reserve balances at December 31, 2020 and December 31, 2019 reflected in the table below are case-specific reserves for a warranty matter related to alleged stucco defects in Florida and water drainage issues in a single community in Florida. See Note 16 for additional information regarding these case-specific reserves.
A summary of changes in our warranty reserves follows (in thousands):

	Years Ended December 31,
	2020	2019
Balance, beginning of year	$22,015	$24,552
Additions to reserve from new home deliveries	18,503	15,841
Warranty claims	(16,775)	(18,378)
Adjustments to pre-existing reserves	—	—
Balance, end of year	$23,743	$22,015

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
NOTE 2 — REAL ESTATE AND CAPITALIZED INTEREST
Real estate consists of the following (in thousands):

	At December 31,
	2020	2019
Homes under contract under construction (1)	$873,365	$564,762
Unsold homes, completed and under construction (1)	357,861	686,948
Model homes (1)	82,502	121,340
Finished home sites and home sites under development (2) (3)	1,464,311	1,371,311
	$2,778,039	$2,744,361

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
(3)Includes land held for sale of $72.7 million and $36.6 million as of December 31, 2020 and 2019, respectively.

As previously noted, in accordance with ASC 360-10, each of our land inventory and related real estate assets is reviewed for recoverability when certain criteria are met, but at least annually, as our inventory is considered “long-lived” in accordance with GAAP. ASC 360-10 requires impairment charges to be recorded if the asset is not deemed recoverable and the fair value of such assets is less than their carrying amounts. Our determination of fair value is based on projections and estimates. We also evaluate alternative product offerings in communities where impairment indicators are present and other strategies for the land exist, such as selling or holding the land for sale. We recorded impairment charges of approximately $24.9 million and $7.3 million for the years ended December 31, 2020 and 2019, respectively. The majority of the impairment charges during the year ended December 31, 2020 are the result of upcoming dispositions of certain assets that no longer fit our strategy of entry-level and first move-up communities.
Subject to sufficient qualifying assets, we capitalize our development period interest costs incurred in connection with the development and construction of real estate. Capitalized interest is allocated to active real estate when incurred and charged to cost of closings when the related property is closed. A summary of our capitalized interest is as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Capitalized interest, beginning of year	$82,014	$88,454	$78,564
Interest incurred	66,289	83,856	85,278
Interest expensed	(2,177)	(8,370)	(785)
Interest amortized to cost of home and land closings	(87,186)	(81,926)	(74,603)
Capitalized interest, end of year (1)	$58,940	$82,014	$88,454

(1)Approximately $217,000, $279,000 and $454,000 of the capitalized interest is related to our joint venture investments and is a component of Investments in unconsolidated entities in our consolidated balance sheet as of December 31, 2020, 2019 and 2018, respectively.

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
Based on the provisions of the relevant accounting guidance, we have concluded that when we enter into an option or purchase agreement to acquire land or lots from an entity, a variable interest entity, or “VIE”, may be created. We evaluate all option and purchase agreements and amendments for land to determine whether they are a VIE. ASC 810, Consolidation, requires that for each VIE, we assess whether we are the primary beneficiary and, if we are, we consolidate the VIE in our financial statements and reflect such assets and liabilities as Real estate not owned. The liabilities related to consolidated VIEs are generally excluded from our debt covenant calculations.
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
The table below presents a summary of our lots under option that are not recorded on the balance sheet at December 31, 2020 (dollars in thousands):

	Projected Number of Lots (unaudited)	Purchase Price (unaudited)	Option/ Earnest Money Deposits–Cash
Purchase and option contracts recorded on balance sheet as Real estate not owned	—	$—	$—
Option contracts — non-refundable deposits, committed (1)	8,869	440,660	31,710
Purchase contracts — non-refundable deposits, committed (1)	11,619	360,921	23,761
Purchase and option contracts —refundable deposits, committed	2,246	65,719	1,218
Total committed	22,734	867,300	56,689
Purchase and option contracts — refundable deposits, uncommitted (2)	14,325	423,083	2,845
Total lots under contract or option	37,059	$1,290,383	$59,534
Total purchase and option contracts not recorded on balance sheet (3)	37,059	$1,290,383	$59,534	(4)

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
(4)Amount is reflected in our consolidated balance sheet in the line item “Deposits on real estate under option or contract” as of December 31, 2020.

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

NOTE 4 - LEASES
We lease certain office space and equipment for use in our operations. We assess each of these contracts to determine whether the arrangement contains a lease as defined by ASC 842, Leases ("ASC 842"). In order to meet the definition of a lease under ASC 842, the contractual arrangement must convey to us the right to control the use of an identifiable asset for a period of time in exchange for consideration. We recognize lease expense for these leases on a straight-line basis over the lease term and combine lease and non-lease components for all leases. Some of our leases contain renewal options and in accordance with ASC 842, our lease terms include those renewals only to the extent that they are reasonably certain to be exercised. The exercise of these lease renewal options is generally at our discretion. In accordance with ASC 842, the lease liability is equal to the present value of the remaining lease payments while the right of use ("ROU") asset is based on the lease liability, subject to adjustment, such as for lease incentives. Our leases do not provide a readily determinable implicit interest rate and therefore, we must estimate our incremental borrowing rate. In determining our incremental borrowing rate, we consider the lease period, market interest rates, current interest rates on our senior notes and the effects of collateralization.
Our lease population at December 31, 2020 is comprised of operating leases where we are the lessee and these leases are primarily real estate for office space for our corporate office, division offices and design centers, in addition to leases of certain equipment. As allowed by ASC 842, we adopted an accounting policy election to not record leases with lease terms of twelve months or less on the consolidated balance sheet.
Lease cost included in our consolidated income statements in General and administrative expenses and Commissions and other sales costs is in the table below (in thousands). Our short-term lease costs and sublease income are de minimis.

	Years Ended December 31,
	2020	2019
Operating lease expense	$7,657	$6,981
Non-cash lease expense	$6,037	$5,418
Cash payments on lease liabilities	$9,013	$8,058
ROU assets obtained in exchange for new operating lease obligations	$1,364	$11,471
ROU assets are classified within Prepaids, other assets and goodwill on our consolidated balance sheet, while lease liabilities are classified within Accrued liabilities on our consolidated balance sheet. The following table contains additional information about our leases (dollars in thousands):

	At December 31,
	2020	2019
ROU assets	$21,624	$26,332
Lease liabilities	$28,254	$34,231
Weighted-average remaining lease term	4.0 years	4.8 years
Weighted-average discount rate (incremental borrowing rate)	4.54%	4.53%

Maturities of our operating lease liabilities as of December 31, 2020 are as follows (in thousands):

Year ended December 31,
2021	$8,985
2022	8,043
2023	6,628
2024	3,760
2025	3,457
Thereafter	3,841
Total payments	34,714
Less: imputed interest	(6,460)
Present value of lease liabilities	$28,254

NOTE 5 - INVESTMENTS IN UNCONSOLIDATED ENTITIES
We may enter into joint ventures as a means of accessing larger parcels of land, expanding our market opportunities, managing our risk profile and leveraging our capital base. While purchasing land through a joint venture can be beneficial, currently we do not view joint ventures as critical to the success of our homebuilding operations. Based on the structure of these joint ventures, they may or may not be consolidated into our results. Our joint venture partners generally are other homebuilders, land sellers or other real estate investors. We generally do not have a controlling interest in these ventures, which means our joint venture partners could cause the venture to take actions we disagree with, or fail to take actions we believe should be undertaken, including the sale of the underlying property to repay debt or recoup all or part of the partners' investments. As of December 31, 2020, we had one active equity-method land venture.
As of December 31, 2020, we also participated in one mortgage joint venture, which is engaged in mortgage activities and primarily provides services to our homebuyers. Our investment in this mortgage joint venture as of December 31, 2020 and December 31, 2019 was $1.0 million and $0.7 million, respectively.
Summarized condensed financial information related to unconsolidated joint ventures that are accounted for using the equity method was as follows (in thousands):

	At December 31,
	2020	2019
Assets:
Cash	$4,656	$6,329
Real estate	5,745	6,654
Other assets	5,118	4,382
Total assets	$15,519	$17,365
Liabilities and equity:
Accounts payable and other liabilities	$5,588	$6,580
Equity of:
Meritage (1)	5,330	5,678
Other	4,601	5,107
Total liabilities and equity	$15,519	$17,365

	Years Ended December 31,
	2020	2019	2018
Revenue	$39,823	$53,841	$43,672
Costs and expenses	(31,918)	(31,375)	(17,294)
Net earnings of unconsolidated entities	$7,905	$22,466	$26,378
Meritage’s share of pre-tax earnings (1) (2)	$4,559	$11,945	$16,396

(1)Balance represents Meritage’s interest, as reflected in the financial records of the respective joint ventures. This balance may differ from the balance reflected in our consolidated financial statements due to the following reconciling items: (i) timing differences for revenue and distributions recognition, (ii) step-up basis and corresponding amortization, (iii) capitalization of interest on qualified assets, (iv) income deferrals as discussed in Note (2) below and (v) the cessation of allocation of losses from joint ventures in which we have previously written down our investment balance to zero and where we have no commitment to fund additional losses. As discussed in Note 2 to these consolidated financial statements, the balances above do not include $217,000, $279,000 and $454,000 of capitalized interest that is a component of our investment balances at December 31, 2020, 2019 and 2018, respectively.
(2)Our share of pre-tax earnings is recorded in Earnings from financial services unconsolidated entities and other, net or Other income, net, as applicable, on our consolidated income statements and excludes joint venture profit related to lots we purchased from the joint ventures. Such profit is deferred until homes are delivered by us and title passes to a homebuyer.

Our total investment in all of these joint ventures is $4.4 million as of December 31, 2020. We believe these ventures are in compliance with their respective debt agreements, if applicable, and such debt is non-recourse to us.
NOTE 6 — LOANS PAYABLE AND OTHER BORROWINGS
Loans payable and other borrowings consist of the following (in thousands):

	At December 31,
	2020	2019
Other borrowings, real estate note payable (1)	$23,094	$22,876
$780.0 million unsecured revolving credit facility with interest approximating LIBOR (approximately 0.14% at December 31, 2020) plus 1.375% or Prime (3.25% at December 31, 2020) plus 0.375%	—	—
Total	$23,094	$22,876
(1)Reflects balance of non-recourse non-interest bearing notes payable in connection with land purchases.

The Company entered into an amended and restated unsecured revolving credit facility ("Credit Facility") in 2014 that has been amended from time to time. In December 2020, the Credit Facility was amended to extend the maturity date to December 22, 2025 and provide for the replacement of LIBOR in the event such rate is no longer available. The Credit Facility's aggregate commitment is $780.0 million with an accordion feature permitting the size of the facility to increase to a maximum of $880.0 million, subject to certain conditions, including the availability of additional bank commitments. Borrowings under the Credit Facility are unsecured but availability is subject to, among other things, a borrowing base. The Credit Facility also contains certain financial covenants, including (a) a minimum tangible net worth requirement of $1.5 billion (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings), and (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 60%. In addition, we are required to maintain either (i) an interest coverage ratio (EBITDA to interest expense, as defined therein) of at least 1.50 to 1.00 or (ii) liquidity (as defined therein) of an amount not less than our consolidated interest incurred during the trailing 12 months. We were in compliance with all Credit Facility covenants as of December 31, 2020.

We had no outstanding borrowings under the Credit Facility as of December 31, 2020 and December 31, 2019. During the twelve months ended December 31, 2020, we had $500.0 million of gross borrowings and repayments. During the twelve months ended December 31, 2019, we had $90.0 million of gross borrowings and repayments. During the twelve months ended December 31, 2018, we had $285.0 million of gross borrowings and repayments. As of December 31, 2020 we had outstanding letters of credit issued under the Credit Facility totaling $97.4 million, leaving $682.6 million available under the Credit Facility to be drawn.

NOTE 7 — SENIOR NOTES, NET
Senior notes, net consist of the following (in thousands):

	At December 31,
	2020	2019
7.00% senior notes due 2022	$300,000	$300,000
6.00% senior notes due 2025. At December 31, 2020 and December 31, 2019 there was approximately $3,614 and $4,432 in net unamortized premium, respectively. (1)	403,614	404,432
5.125% senior notes due 2027	300,000	300,000
Net debt issuance costs	(6,623)	(8,327)
Total	$996,991	$996,105

(1)$200.0 million of the total $400.0 million of 6.00% Senior Notes due 2025 outstanding at December 31, 2020 was issued at par and had no unamortized premium.
The indentures for all of our senior notes contain non-financial covenants including, among others, limitations on the amount of secured debt we may incur, and limitations on sale and leaseback transactions and mergers. We were in compliance with all such covenants as of December 31, 2020.
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
During 2010, we completed an offering of $200.0 million aggregate principal amount of 7.15% senior notes due 2020 (the "2020 Notes"). During 2013, we completed a $100.0 million add-on offering to the existing 7.50% senior notes due 2020. In the fourth quarter of 2019, we redeemed the 2020 Notes, incurring $5.6 million in charges reflected as Loss on early extinguishment of debt in the accompanying income statements.

In April 2012, we completed an offering of $300.0 million aggregate principal amount of 7.00% Senior Notes due 2022. Concurrent with this offering, we repurchased all $285.0 million outstanding of our 6.25% Senior Notes due 2015. We also repurchased the remaining aggregate principal amount of approximately $26.1 million of our 7.731% Senior Subordinated Notes due 2017.
In June 2015, we completed an offering of $200.0 million aggregate principal amount of 6.00% Senior Notes due 2025 (the "2025 Notes"). The 2025 Notes were issued at par, and the proceeds were used for general corporate obligations and future land spend. In March 2018, the Company completed an offering of $200.0 million aggregate principal amount of additional 2025 Notes (the "Additional Notes"). The Additional Notes were issued as an add-on to the existing 2025 Notes that were issued in June 2015 which resulted in a combined $400.0 million aggregate principal amount of 6.00% Senior Notes due 2025 outstanding as of December 31, 2020. The Additional Notes were issued at a premium of 103% of the principal amount and the net proceeds were used to repay outstanding borrowings under the Credit Facility, which included borrowings used for the redemption of the Company's $175.0 million of 4.50% Senior Notes that were due to mature on March 1, 2018.
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
Scheduled principal maturities of our senior and notes as of December 31, 2020 follow (in thousands):

Year Ended December 31,
2021	$—
2022	300,000
2023	—
2024	—
2025	400,000
Thereafter	300,000
Total	$1,000,000

NOTE 8 — FAIR VALUE DISCLOSURES
ASC 820-10 Fair Value Measurement defines fair value, establishes a framework for measuring fair value and addresses required disclosures about fair value measurements. This standard establishes a three-level hierarchy for fair value measurements based upon the significant inputs used to determine fair value. Observable inputs are those which are obtained from market participants external to the Company while unobservable inputs are generally developed internally, utilizing management’s estimates, assumptions and specific knowledge of the assets/liabilities and related markets. The three levels are defined as follows:

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
Financial Instruments: The fair value of our fixed-rate debt is derived from quoted market prices by independent dealers (Level 2 inputs as per the discussion above) and is as follows (in thousands):

	At December 31,
	2020		2019
	Aggregate Principal	Estimated Fair Value	Aggregate Principal	Estimated Fair Value
7.00% senior notes	$300,000	$319,758	$300,000	$327,390
6.00% senior notes	$400,000	$451,913	$400,000	$449,200
5.125% senior notes	$300,000	$333,328	$300,000	$319,500

Due to the short-term nature of other financial assets and liabilities including our Loans payable and other borrowings, we consider the carrying amounts of our other short-term financial instruments to approximate fair value.

Non-Financial Instruments: Our Real estate assets are Level 3 instruments that are required to be recorded at fair value on non-recurring basis when events and circumstances indicate that the carrying value may not be recoverable. Refer to Notes 1 and 2 for information regarding the valuation of these assets. Our Real estate assets measured at fair value are as follows (in thousands):

	Year Ended December 31,
	2020	2019
Description:
Adjusted basis of long-lived real estate assets	$46,917	$42,949
Impairments	$24,852	$7,293
Initial basis of long-lived real estate assets	$71,769	$50,242

At December 31, 2020, we remeasured these assets at fair value because of a decision to sell certain assets that are no longer aligned with our focus on first-time and first move-up homebuyers. The non-recurring fair values included in the table above represent only those assets whose carrying values were adjusted to fair value as of the respective balance sheet dates.
NOTE 9 — EARNINGS PER SHARE
Basic and diluted earnings per common share were calculated as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2020	2019	2018
Basic weighted average number of shares outstanding	37,718	38,100	40,107
Effect of dilutive securities:
Unvested restricted stock	766	791	621
Diluted average shares outstanding	38,484	38,891	40,728
Net earnings as reported	$423,475	$249,663	$227,332
Basic earnings per share	$11.23	$6.55	$5.67
Diluted earnings per share	$11.00	$6.42	$5.58

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
A summary of changes in the carrying amount of goodwill follows (in thousands):

	West	Central	East	Financial Services	Corporate	Total
Balance at January 1, 2019	$—	$—	$32,962	$—	$—	$32,962
Additions	—	—	—	—	—	—
Balance at December 31, 2019	—	—	32,962	—	—	32,962
Additions	—	—	—	—	—	—
Balance at December 31, 2020	$—	$—	$32,962	$—	$—	$32,962

NOTE 11 — STOCK BASED AND DEFERRED COMPENSATION
We have a stock compensation plan, the Meritage Homes Corporation 2018 Stock Incentive Plan (the “2018 Plan"), that was approved by our Board of Directors and our stockholders and adopted in May 2018. The 2018 Plan is administered by our
Board of Directors and allows for the grant of stock appreciation rights, restricted stock awards, restricted stock units, performance share awards and performance-based awards in addition to non-qualified and incentive stock options. All available shares from expired, terminated, or forfeited awards that remained under prior plans were merged into and became available for grant under the 2018 Plan. The 2018 Plan authorizes awards to officers, key employees, non-employee directors and consultants. The 2018 Plan authorizes 6,600,000 shares of common stock to be awarded, of which 1,308,510 shares remain available for grant at December 31, 2020. We believe that such awards provide a means of performance-based compensation to attract and retain qualified employees and better align the interests of our employees with those of our stockholders. Non-vested stock awards are usually granted with a five-year ratable vesting period for employees, a three-year cliff vesting for non-vested stock and performance-based awards granted to senior executive officers and either a three-year cliff vesting or one-year vesting for non-employee directors, dependent on their start date.
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

	Nonvested Restricted Share Activity (time-based)	Weighted Average Grant Date Fair Value	Nonvested Restricted Share Activity (performance- based)	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2018	982,652	$35.59	287,005	$35.80
Granted	315,247	46.07	157,637	45.20
Vested (Earned/Released)	(288,709)	37.93	(36,801)	41.17
Forfeited (1)	(85,900)	37.53	(29,386)	41.17
Outstanding as of December 31, 2018	923,290	38.25	378,455	38.77
Granted (2)	385,328	44.46	115,191	40.46
Vested (Earned/Released)	(347,555)	37.15	(87,737)	34.39
Forfeited (1)	(126,443)	40.45	—	—
Outstanding at December 31, 2019	834,620	41.25	405,909	40.20
Granted (3)	225,593	72.51	80,193	61.06
Vested (Earned/Released)	(234,842)	38.80	(178,174)	34.10
Forfeited (1)	(34,754)	46.31	—	—
Outstanding at December 31, 2020	790,617	$50.67	307,928	$49.16

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
(3)Performance-based shares granted for the year ended December 31, 2020 includes 24,054 shares that were issued as a result of the performance achievement exceeding the performance targets related to grants to our executive officers for the year ended December 31, 2017. These shares vested in February 2020.

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

	Years Ended December 31,
	2020	2019	2018
Stock-based compensation expense	$19,995	$19,607	$17,170

The following table includes additional information regarding our Plan (dollars in thousands):

	At December 31,
	2020	2019
Unrecognized stock-based compensation cost	$22,687	$22,341
Weighted average years expense recognition period	2.01	1.70
Total equity awards outstanding (1)	1,098,545	1,240,529
(1) Includes unvested restricted stock, performance-based awards (assuming 100% payout) and restricted stock units.
We also offer a non-qualified deferred compensation plan ("deferred compensation plan") to highly compensated employees in order to allow them additional pre-tax income deferrals above and beyond the limits that qualified plans, such as 401(k) plans, impose on highly compensated employees. We do not currently offer a contribution match on the deferred compensation plan. All contributions to the plan to date have been funded by the employees and, therefore, we have no associated expense related to the deferred compensation plan for the years ended December 31, 2020, 2019 and 2018, other than minor administrative costs.

NOTE 12 — INCOME TAXES
Components of income tax expense are as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Current taxes:
Federal	$99,174	$41,019	$37,926
State	21,012	11,644	9,162
	120,186	52,663	47,088
Deferred taxes:
Federal	(9,725)	(8)	6,687
State	(370)	627	2,147
	(10,095)	619	8,834
Total	$110,091	$53,282	$55,922

Income taxes for the years ended December 31, 2020, 2019 and 2018, differ from the expected amounts computed using the federal statutory income tax rate of 21% as a result of the following (in thousands):

	Years Ended December 31,
	2020	2019	2018
Expected taxes at current federal statutory income tax rate	$112,049	$63,618	$59,483
State income taxes, net of federal tax benefit	16,307	9,999	8,934
Tax Act revaluation of deferred tax balances	—	—	(2,741)
Federal tax credits	(16,523)	(20,582)	(10,330)
Non-deductible costs and other	(1,742)	247	576
Income tax expense	$110,091	$53,282	$55,922

The effective tax rate was 20.6%, 17.6%, and 19.7% for 2020, 2019 and 2018, respectively. The rates in all three years are due to extension of the Internal Revenue Code ("IRC") §45L new energy efficient homes credits, and additional energy tax credits obtained by qualifying more homes in open prior tax years. The rate in 2019 also reflects the additional benefit of energy tax credit for the 2018 tax year that was realized in the 2019 tax year due to the retroactive application of the 2019 Act.

Deferred tax assets and liabilities are netted on our balance sheet by tax jurisdiction. Net overall deferred tax assets for all jurisdictions are grouped and included as a separate asset. Net overall deferred tax liabilities for all jurisdictions are grouped and included in Accrued liabilities. At December 31, 2020, we have a net deferred tax asset of $36.0 million. We also have net deferred tax liabilities of $4.5 million. Deferred tax assets and liabilities are comprised of timing differences (in thousands) as follows:

	At December 31,
	2020	2019
Deferred tax assets:
Real estate	$18,710	$12,090
Warranty reserve	5,588	5,190
Wages payable	7,798	6,429
Equity-based compensation	7,114	5,991
Accrued expenses	193	75
Net operating loss carry-forwards	—	752
Other	5,498	4,488
Total deferred tax assets	44,901	35,015

Deferred tax liabilities:
Goodwill	879	3
Prepaids	1,487	2,113
Fixed assets	6,495	6,982
Total deferred tax liabilities	8,861	9,098

Deferred tax assets, net	36,040	25,917
Other deferred tax liabilities - state franchise taxes	4,476	4,449

Net deferred tax assets and liabilities	$31,564	$21,468

At December 31, 2020 and December 31, 2019, we have no unrecognized tax benefits. We believe that our current income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change. Our policy is to accrue interest and penalties on unrecognized tax benefits and include them in federal income tax expense.
We determine our deferred tax assets and liabilities in accordance with ASC 740, Income Taxes ("ASC 740"). We evaluate our deferred tax assets, including the benefit from net operating losses ("NOLs"), by jurisdiction to determine if a valuation allowance is required. Companies must assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. This assessment considers, among other matters, the nature, frequency and severity of cumulative losses, forecasts of future profitability, the length of statutory carryforward periods, experiences with operating losses and experiences of utilizing tax credit carryforwards and tax planning alternatives. We have no valuation allowance on our deferred tax assets and no NOL carryovers at December 31, 2020.
On December 22, 2017, the President signed into law the Tax Cuts and Jobs Act ("Tax Act"). Under ASC 740, the effects of new legislation are recognized in the period that includes the date of enactment. The estimated impact on 2017 was to reduce the value of our deferred tax asset by $19.7 million, which was reflected in our effective tax rate reconciliation for that year. The impact was our most reasonable estimate at that time based on our understanding of the Tax Act as it applied to our business and changed as more information became available. At December 31, 2018, we had completed our accounting for the income tax effects of the Tax Act on our deferred tax assets. In accordance with SEC Staff Accounting Bulletin No. 118 and ASC 740, we revised the valuation of our 2017 deferred tax assets for the impact of the Tax Act based on completion of our 2017 income tax returns in 2018. Accordingly, in 2018 we recorded a favorable revaluation adjustment of $2.7 million which was reflected in our effective tax rate reconciliation for 2018.
On February 9, 2018, the Bipartisan Budget Act of 2018 was enacted and extended the availability for the IRC §45L new energy efficient homes credit retroactively to the end of 2017. In accordance with ASC 740, we recognized a tax benefit of $8.1 million in 2018 for qualifying new homes closed in 2017. The tax effected benefit is reflected in our effective tax rate reconciliation as the benefit from federal tax credits.
In December of 2019, Congress passed the Taxpayer Certainty and Disaster Tax Relief Act of 2019 as a part of the Further Consolidated Appropriations Act, 2020 (the "2020 Act") which the President signed into law on December 20, 2019. The 2020 Act further extended the availability of the IRC §45L new energy efficient homes credit (the "energy tax credit") through the end of 2020. Under ASC 740, the effects of the new legislation are recognized in the period that includes the date of enactment, regardless of the retroactive benefit. In accordance with this guidance, we recorded a tax benefit of $19.9 million based on our estimate for qualifying new energy efficient homes that we closed in 2018 and 2019. The estimated tax effected benefit is reflected in our effective tax rate reconciliation as the benefit from federal tax credits. In December of 2020, the energy tax credit was extended through the end of 2021 and we expect to recognize a benefit from this extension.
Our future deferred tax asset realization depends on sufficient taxable income in the carryforward periods under existing tax laws. Federal NOL carryforwards may be used to offset future taxable income for 20 years. State NOL carryforwards may be used to offset future taxable income for a period of time ranging from 5 to 20 years, depending on the state jurisdiction. At December 31, 2020, we had no remaining un-utilized federal NOL carryforward, federal tax credits, or state NOL carryforwards.
At December 31, 2020, we have a current tax payable of $25.3 million, which consists of current federal and state income tax accruals net of current energy tax credits and estimated tax payments. This amount is recorded in Accrued liabilities in the accompanying balance sheet at December 31, 2020. At December 31, 2020, we have a current tax receivable of $0.7 million from amending prior year returns to claim additional energy tax credits. This amount is recorded in Other Receivables in the accompanying balance sheet at December 31, 2020.
We conduct business and are subject to tax in the U.S. and several states. With few exceptions, we are no longer subject to U.S. federal, state, or local income tax examinations by taxing authorities for years prior to 2016. We have no federal or state income tax examinations being conducted at this time.
The future tax benefits from any NOLs, built-in losses, and tax credits would be materially reduced or potentially eliminated if we experience an “ownership change” as defined under IRC §382. Based on our analysis performed as of December 31, 2020, we do not believe that we have experienced an ownership change. As a protective measure, our stockholders held a Special Meeting of Stockholders on February 16, 2009 and approved an amendment to our Articles of Incorporation that restricts certain transfers of our common stock. The amendment is intended to help us avoid an unintended ownership change and thereby preserve the value of any tax benefit for future utilization.

NOTE 13 — SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
The following table presents certain supplemental cash flow information (in thousands):

	Years Ended December 31,
	2020	2019	2018
Cash paid during the year for:
Interest, net of interest capitalized	$355	$10,810	$4,229
Income taxes	$84,739	$64,658	$56,350
Non-cash operating activities:
Real estate acquired through notes payable	$16,597	$11,721	$13,174

NOTE 14 — RELATED PARTY TRANSACTIONS
From time to time, in the normal course of business, we have transacted with related or affiliated companies and with certain of our officers and directors. We believe that the terms and fees negotiated for all transactions listed below are no less favorable than those that could be negotiated in arm’s length transactions.
We charter aircraft services from companies that use the private plane of Steven Hilton, our Executive Chairman and former CEO, although Mr. Hilton does not have an ownership interest in the charter companies. Payments made to these charter companies were approximately $408,000, $466,000 and $606,000 for the years ended December 31, 2020, 2019 and 2018, respectively.

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

	Years Ended December 31,
	2020	2019	2018
Homebuilding revenue (1):
West	$1,800,223	$1,422,516	$1,436,334
Central	1,282,339	1,038,052	1,013,878
East	1,399,558	1,189,915	1,063,207
Consolidated total	4,482,120	3,650,483	3,513,419
Homebuilding segment operating income:
West	213,918	141,435	134,852
Central	185,202	101,686	92,925
East	157,971	87,285	59,522
Total homebuilding segment operating income	557,091	330,406	287,299
Financial services segment profit	16,388	20,579	24,044
Corporate and unallocated costs (2)	(44,398)	(43,612)	(38,521)
Interest expense	(2,177)	(8,370)	(785)
Other income, net (3)	6,662	9,577	11,217
Loss on early extinguishment of debt	—	(5,635)	—
Net earnings before income taxes	$533,566	$302,945	$283,254

(1)Homebuilding revenue includes the following land closing revenue, by segment:

	Years Ended December 31,
Land closing revenue:	2020	2019	2018
West	$4,974	$12,463	$18,508
Central	8,678	4,297	7,657
East	4,079	29,094	12,542
Total	$17,731	$45,854	$38,707

(2)Balance consists primarily of corporate costs and numerous shared service functions such as finance and treasury that are not allocated to the homebuilding or financial reporting segments.
(3)For the year ended December 31, 2018, Other income, net includes a favorable $4.8 million legal settlement from long-standing litigation related to a previous joint venture in Nevada.

	At December 31, 2020
	West		Central		East		Financial Services	Corporate and Unallocated		Total
Deposits on real estate under option or contract	$22,493		$11,154		$25,887		$—	$—		$59,534
Real estate	1,154,488		814,919		808,632		—	—		2,778,039
Investments in unconsolidated entities	261		3,090		—		—	999		4,350
Other assets	51,271	(1)	122,933	(2)	81,601	(3)	612	766,058	(4)	1,022,475
Total assets	$1,228,513		$952,096		$916,120		$612	$767,057		$3,864,398

(1)Balance consists primarily of cash and property and equipment.
(2)Balance consists primarily of cash, development reimbursements from local municipalities and prepaids and other assets.
(3)Balance consists primarily of cash, goodwill, prepaids and other assets, and property and equipment.
(4)Balance consists primarily of cash, deferred tax assets and prepaids and other assets.

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
(2)Balance consists primarily of development reimbursements from local municipalities and prepaids and other assets.
(3)Balance consists primarily of goodwill, prepaids and other assets, and property and equipment.
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
As discussed in Note 1 under the heading “Warranty Reserves”, we have case specific reserves within our $23.7 million of total warranty reserves related to alleged stucco defects in homes in certain Florida communities we developed between 2006 and 2016 and for water drainage issues in a single community in Florida that we developed in 2016. Our review and handling of these two matters is ongoing and our estimate of and reserves for resolving these matters is based on internal data, our judgment and various assumptions and estimates. Due to the degree of judgment and the potential for variability in our underlying assumptions and data, as we obtain additional information, we may revise our estimate and thus our related reserves. As of December 31, 2020, after considering potential recoveries from the consultants and contractors involved and their insurers and the potential recovery under our general liability insurance policies, we believe our reserves are sufficient to cover the above mentioned matters. See Note 1 for information related to our warranty obligations.
Lease Agreements
See Note 4 for information related to our leases.

NOTE 17 — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Quarterly results for the years ended December 31, 2020 and 2019 follow (in thousands, except per share amounts):

	First	Second	Third	Fourth
2020
Total closing revenue	$901,013	$1,033,079	$1,138,091	$1,409,937
Total closing gross profit	$178,743	$219,248	$244,077	$317,546
Earnings before income taxes	$86,833	$115,862	$135,506	$195,365
Net earnings	$71,152	$90,678	$109,118	$152,527
Per Share Data:
Basic earnings per share (1)	$1.87	$2.41	$2.90	$4.06
Diluted earnings per share (1)	$1.83	$2.38	$2.84	$3.97
2019
Total closing revenue	$708,145	$864,610	$940,880	$1,136,848
Total closing gross profit	$116,828	$157,376	$186,091	$219,320
Earnings before income taxes	$32,370	$67,674	$92,366	$110,535
Net earnings	$25,412	$50,828	$69,809	$103,614
Per Share Data:
Basic earnings per share (1)	$0.66	$1.33	$1.82	$2.71
Diluted earnings per share (1)	$0.65	$1.31	$1.79	$2.65

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
In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, we have developed and implemented disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, has reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as of December 31, 2020 (the “Evaluation Date”). Based on such evaluation, management has concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective at a reasonable assurance level in ensuring that information that is required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Also, projections of any internal control effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with internal control policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2020. The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Deloitte & Touche LLP, an independent registered accounting firm, as stated in their attestation report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Meritage Homes Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Meritage Homes Corporation and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 12, 2021, expressed an unqualified opinion on those financial statements.
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
February 12, 2021

Item 9B.	Other Information

None
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Except as set forth herein, information required in response to this item is incorporated by reference from the information contained in our 2021 Proxy Statement (which will be filed with the Securities and Exchange Commission no later than 120 days following the Company’s fiscal year end (the "2021 Proxy Statement")). The information required by Item 10 regarding our executive officers appears in Part I, Item 1 of this Annual Report as permitted by General Instruction G(3).

Item 11.	Executive Compensation
Information required in response to this item is incorporated by reference to our 2021 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required in response to this item is incorporated by reference to our 2021 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Information required in response to this item is incorporated by reference to our 2021 Proxy Statement.

Item 14.	Principal Accountant Fees and Services
Information required in response to this item is incorporated by reference to our 2021 Proxy Statement.

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

(b)Exhibits

Exhibit Number	Description	Page or Method of Filing
2.1	Agreement and Plan of Reorganization, dated as of September 13, 1996, by and among Homeplex, the Monterey Merging Companies and the Monterey Stockholders	Incorporated by reference to Appendix A of Form S-4 Registration Statement No. 333-15937.

3.1	Restated Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3 of Form 8-K dated June 20, 2002.

3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated September 15, 2004.

3.1.2	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Proxy Statement for the 2006 Annual Meeting of Stockholders.

3.1.3	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix B of Proxy Statement for the 2008 Annual Meeting of Stockholders.

3.1.4	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Definitive Proxy Statement filed with the Securities and Exchange Commission on January 9, 2009.

3.2	Amended and Restated Bylaws of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated May 10, 2017.

4.1	Form of Specimen of Common Stock Certificate	Incorporated by reference to Exhibit 4.1 of Form 10-K for the year ended December 31, 2007.

4.2	Description of securities of Meritage Homes Corporation registered under Section 12 of the Exchange Act	Incorporated by reference to Exhibit 4.2 of Form 10-K for the year ended December 31, 2019.

4.3	Indenture dated April 10, 2012 (re 7.00% Senior Notes due 2022)	Incorporated by reference to Exhibit 4.1 of Form 8-K dated April 10, 2012

4.3.1	First Supplemental Indenture (re 7.00% Senior Notes due 2022)	Incorporated by reference to Exhibit 4.4.1 of Form S-4 Registration Statement No. 333-187457

4.3.2	Second Supplemental Indenture (re 7.00% Senior Notes due 2022)	Incorporated by reference to Exhibit 4.2 of Form 10-Q for the quarter ended September 30, 2013

4.3.3	Third Supplemental Indenture (re 7.00% Senior Notes due 2022)	Incorporated by reference to Exhibit 4.5 of Form 10-Q for the quarter ended June 30, 2014

4.3.4	Fourth Supplemental Indenture (re 7.00% Senior Notes due 2022)	Incorporated by reference to Exhibit 4.6 of Form 10-Q for the quarter ended June 30, 2014

4.3.5	Fifth Supplemental Indenture (re 7.00% Senior Notes due 2022)	Incorporated by reference to Exhibit 4.3.5 of Form 10-K for the year ended December 31, 2014

4.3.6	Sixth Supplemental Indenture (re 7.00% Senior Notes due 2022)	Incorporated by reference to Exhibit 4.2 of Form 10-Q for the quarter ended June 30, 2019

4.3.7	Seventh Supplemental Indenture (re 7.00% Senior Notes due 2022)	Filed herewith

4.3.8	Eighth Supplemental Indenture (re 7.00% Senior Notes due 2022)	Filed herewith

Exhibit Number	Description	Page or Method of Filing
4.4	Indenture dated June 2, 2015 (re 6.00% Senior Notes due 2025) and form of 6.00% Senior Note	Incorporated by reference to Exhibit 4.1 of Form 8-K dated June 2, 2015

4.4.1	First Supplemental Indenture (re 6.00% Senior Notes due 2025)	Incorporated by reference to Exhibit 4.3 of Form 10-Q for the quarter ended June 30, 2019

4.4.2	Second Supplemental Indenture (re 6.00% Senior Notes due 2025)	Filed herewith

4.4.3	Third Supplemental Indenture (re 6.00% Senior Notes due 2025)	Filed herewith

4.5	Indenture, dated June 6, 2017 (re 5.125% Senior Notes due 2027) and form of 5.125% Senior Note	Incorporated by reference to Exhibit 4.1 of Form 8-K dated June 6, 2017

4.5.1	First Supplemental Indenture (re 5.125% Senior Notes due 2027)	Incorporated by reference to Exhibit 4.4 of Form 10-Q for the quarter ended June 30, 2019

4.5.2	Second Supplemental Indenture (re 5.125% Senior Notes due 2027)	Filed herewith

4.5.3	Third Supplemental Indenture (re 5.125% Senior Notes due 2027)	Filed herewith

10.1	2018 Stock Incentive Plan *	Incorporated by reference to Appendix A of the Proxy Statement for the 2018 Annual Meeting of Stockholders

10.2	Meritage Homes Corporation Amended and Restated 2006 Stock Incentive Plan, as amended *	Incorporated by reference to Appendix A of the Proxy Statement for the 2014 Annual Meeting of Stockholders

10.2.1	Amendment to the Meritage Homes Corporation Amended and Restated 2006 Stock Incentive Plan *	Incorporated by reference to Appendix of the Proxy Statement for the 2016 Annual Meeting of Stockholders

10.2.2	Representative Form of Restricted Stock Agreement *	Incorporated by reference to Exhibit 4.9 of Form S-8 Registration Statement No. 333-166991

10.2.3	Representative Form of Restricted Stock Agreement (2006 Plan; Executive Officer) *	Incorporated by reference to Exhibit 4.9.1 of Form S-8 Registration Statement No. 333-166991

10.2.4	Representative Form of Restricted Stock Agreement (2006 Plan; Non-Employee Director) *	Incorporated by reference to Exhibit 4.9.2 of Form S-8 Registration Statement No. 333-166991

10.2.5	Representative Form of Non-Qualified Stock Option Agreement (2006 Plan) *	Incorporated by reference to Exhibit 4.10 of Form S-8 Registration Statement No. 333-166991

10.2.6	Representative Form of Incentive Stock Option Agreement (2006 Plan) *	Incorporated by reference to Exhibit 4.4 of Form S-8 Registration Statement No. 333-134637

10.2.7	Representative Form of Stock Appreciation Rights Agreement (2006 Plan) *	Incorporated by reference to Exhibit 4.5 of Form S-8 Registration Statement No. 333-134637

10.2.8	Representative Form of Performance Share Award Agreement *	Incorporated by reference to Exhibit 10.9 of Form 8-K dated March 28, 2014

10.2.9	Representative Form of Restricted Stock Unit Agreement *	Incorporated by reference to Exhibit 10.10 of Form 8-K dated March 28, 2014

10.3	Employment Agreement between the Company and Steven J. Hilton *	Incorporated by reference to Exhibit 10.3 of Form 8-K dated January 22, 2021

10.4	Third Amended and Restated Employment Agreement between the Company and C. Timothy White *	Incorporated by reference to Exhibit 10.2 of Form 8-K dated February 14, 2017

Exhibit Number	Description	Page or Method of Filing
10.4.1	Amended and Restated Change of Control Agreement between the Company and C. Timothy White *	Incorporated by reference to Exhibit 10.7 of Form 8-K dated January 19, 2010

10.4.2	Second Amendment to Third Amended and Restated Change of Control Agreement between the Company and C. Timothy White *	Incorporated by reference to Exhibit 10.7 of Form 8-K dated March 28, 2014

10.4.3	Revised Exhibit A to Third Amended and Restated Employment Agreement between the Company and C. Timothy White *	Incorporated by reference to Exhibit 10.5 of Form 8-K dated January 22, 2021

10.5	Employment Agreement between the Company and Philippe Lord *	Incorporated by reference to Exhibit 10.1 of Form 8-K dated January 22, 2021

10.6	Employment Agreement between the Company and Hilla Sferruzza *	Incorporated by reference to Exhibit 10.4 of Form 8-K dated January 22, 2021

10.7	Employment Agreement between the Company and Javier Feliciano *	Incorporated by reference to Exhibit 10.6 of Form 8-K dated January 22, 2021

10.8	Employment Agreement between the Company and Clinton Szubinski*	Incorporated by reference to Exhibit 10.2 of Form 8-K dated January 22, 2021

10.9	Meritage Homes Corporation Nonqualified Deferred Compensation Plan *	Incorporated by reference to Exhibit 10.1 of Form 8-K dated June 6, 2013

10.10	Meritage Homes Corporation Executive Severance Plan *	Incorporation by reference to Exhibit 10.7 of Form 8-K dated January 22, 2021

10.11	Amended and Restated Credit Agreement, dated as of June 13, 2014	Incorporated by reference to Exhibit 10.1 of Form 8-K dated June 13, 2014

10.11.1	First Amendment to Amended and Restated Credit Agreement	Incorporated by reference to Exhibit 10.1 of Form 8-K dated July 9, 2015

10.11.2	Second Amendment to Amended and Restated Credit Agreement	Incorporation by reference to Exhibit 10.1 of Form 8-K dated June 29, 2016

10.11.3	Third Amendment to Amended and Restated Credit Agreement	Incorporated by reference to Exhibit 10.1 of Form 8-K dated May 31, 2017

10.11.4	Fourth Amendment to Amended and Restated Credit Agreement	Incorporated by reference to Exhibit 10.1 to Form 8-K dated June 29, 2018

10.11.5	Fifth Amendment to Amended and Restated Credit Agreement	Incorporated by reference to Exhibit 10.1 to Form 8-K dated June 27, 2019

10.11.6	Sixth Amendment to Amended and Restated Credit Agreement	Incorporated by reference to Exhibit 10.1 to Form 8-K dated December 23, 2020

10.12	Tim White - Notice of Approved 2020 Compensation *	Incorporated by reference to Exhibit 10.3 to Form 8-K dated February 18, 2020

10.13	Philippe Lord - Notice of Approved 2020 Compensation *	Incorporated by reference to Exhibit 10.2 to Form 8-K dated February 18, 2020

10.14	Hilla Sferruzza - Notice of Approved 2020 Compensation *	Incorporated by reference to Exhibit 10.1 to Form 8-K dated February 18, 2020

10.15	Javier Feliciano - Notice of Approved 2020 Compensation *	Incorporated by reference to Exhibit 10.4 to Form 8-K dated February 18, 2020

Exhibit Number	Description	Page or Method of Filing
21	List of Subsidiaries	Filed herewith.

22	List of Guarantor Subsidiaries	Filed herewith.

23.1	Consent of Deloitte & Touche LLP	Filed herewith.

24	Powers of Attorney	See Signature Page.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Phillippe Lord, Chief Executive Officer	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Hilla Sferruzza, Chief Financial Officer	Filed herewith.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith.

101.0
The following financial statements from Meritage Homes Corporation Annual Report on Form 10-K for the year ended December 31, 2020, filed on February 12, 2021, formatted in Inline XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Income Statements, (iii) Consolidated Statements of Stockholders' Equity (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

104.0	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL.

*	Indicates a management contract or compensation plan.

Item 16.	Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 12th day of February 2021.

MERITAGE HOMES CORPORATION, a Maryland Corporation

By	/s/ PHILLIPPE LORD
Phillippe Lord Chief Executive Officer

By	/s/ HILLA SFERRUZZA
Hilla Sferruzza Executive Vice President and Chief Financial Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Phillippe Lord, C. Timothy White and Hilla Sferruzza, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he or she might or could do in person hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ PHILLIPPE LORD	Chief Executive Officer	February 12, 2021
Phillippe Lord

/s/ HILLA SFERRUZZA	Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 12, 2021
Hilla Sferruzza

/s/ STEVEN J. HILTON	Executive Chairman	February 12, 2021
Steven J. Hilton

/s/ PETER L. AX	Director	February 12, 2021
Peter L. Ax

/s/ RAYMOND OPPEL	Director	February 12, 2021
Raymond Oppel

/s/ GERALD W. HADDOCK	Director	February 12, 2021
Gerald W. Haddock

/s/ DANA BRADFORD	Director	February 12, 2021
Dana Bradford

/s/ MICHAEL R. ODELL	Director	February 12, 2021
Michael R. Odell

/s/ DEB HENRETTA	Director	February 12, 2021
Deb Henretta

/s/ JOSEPH KEOUGH	Director	February 12, 2021
Joseph Keough

/s/ KELLY MOONEY	Director	February 12, 2021
Kelly Mooney