Form 10-Q
period 2021-03-31
Meritage Homes CORP
filed 2021-04-30
CIK 833079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by a checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Common shares outstanding as of April 26, 2021: 37,846,856

MERITAGE HOMES CORPORATION
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31, 2021	December 31, 2020
Assets
Cash and cash equivalents	$716,433	$745,621
Other receivables	102,860	98,573
Real estate	2,975,121	2,778,039
Deposits on real estate under option or contract	64,355	59,534
Investments in unconsolidated entities	4,001	4,350
Property and equipment, net	37,308	38,933
Deferred tax assets, net	33,329	36,040
Prepaids, other assets and goodwill	105,009	103,308
Total assets	$4,038,416	$3,864,398
Liabilities
Accounts payable	$199,667	$175,250
Accrued liabilities	310,527	296,121
Home sale deposits	30,973	25,074
Loans payable and other borrowings	23,344	23,094
Senior notes, net	997,212	996,991
Total liabilities	1,561,723	1,516,530
Stockholders’ Equity
Preferred stock, par value $0.01. Authorized 10,000,000 shares; none issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Common stock, par value $0.01. Authorized 125,000,000 shares; 37,846,856 and 37,512,127 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	378	375
Additional paid-in capital	452,741	455,762
Retained earnings	2,023,574	1,891,731
Total stockholders’ equity	2,476,693	2,347,868
Total liabilities and stockholders’ equity	$4,038,416	$3,864,398
See accompanying notes to unaudited consolidated financial statements.

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2021	2020
Homebuilding:
Home closing revenue	$1,079,982	$890,417
Land closing revenue	3,799	10,596
Total closing revenue	1,083,781	901,013
Cost of home closings	(813,327)	(712,057)
Cost of land closings	(3,252)	(10,213)
Total cost of closings	(816,579)	(722,270)
Home closing gross profit	266,655	178,360
Land closing gross profit	547	383
Total closing gross profit	267,202	178,743
Financial Services:
Revenue	4,751	3,912
Expense	(2,171)	(1,735)
Earnings from financial services unconsolidated entities and other, net	1,180	661
Financial services profit	3,760	2,838
Commissions and other sales costs	(67,744)	(61,173)
General and administrative expenses	(37,949)	(34,170)
Interest expense	(90)	(16)
Other income, net	798	611
Earnings before income taxes	165,977	86,833
Provision for income taxes	(34,134)	(15,681)
Net earnings	$131,843	$71,152
Earnings per common share:
Basic	$3.50	$1.87
Diluted	$3.44	$1.83
Weighted average number of shares:
Basic	37,644	38,085
Diluted	38,339	38,817
See accompanying notes to unaudited consolidated financial statements.

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net earnings	$131,843	$71,152
Adjustments to reconcile net earnings to net cash (used in)/provided by operating activities:
Depreciation and amortization	6,535	7,011
Stock-based compensation	5,367	6,437
Equity in earnings from unconsolidated entities	(750)	(684)
Distributions of earnings from unconsolidated entities	1,100	849
Other	2,651	164
Changes in assets and liabilities:
Increase in real estate	(193,395)	(45,207)
Increase in deposits on real estate under option or contract	(4,821)	(3,266)
(Increase)/decrease in other receivables, prepaids and other assets	(7,118)	7,557
Increase/(decrease) in accounts payable and accrued liabilities	38,743	(1,956)
Increase in home sale deposits	5,899	1,856
Net cash (used in)/provided by operating activities	(13,946)	43,913
Cash flows from investing activities:
Investments in unconsolidated entities	(1)	(1)
Distributions of capital from unconsolidated entities	—	1,000
Purchases of property and equipment	(4,993)	(5,331)
Proceeds from sales of property and equipment	84	96
Maturities/sales of investments and securities	2,566	83
Payments to purchase investments and securities	(2,566)	(83)
Net cash used in investing activities	(4,910)	(4,236)
Cash flows from financing activities:
Proceeds from Credit Facility, net	—	500,000
Repayment of loans payable and other borrowings	(1,947)	(1,009)
Repurchase of shares	(8,385)	(60,813)
Net cash (used in)/provided by financing activities	(10,332)	438,178
Net (decrease)/increase in cash and cash equivalents	(29,188)	477,855
Cash and cash equivalents, beginning of period	745,621	319,466
Cash and cash equivalents, end of period	$716,433	$797,321
See Supplemental Disclosure of Cash Flow Information in Note 13.
See accompanying notes to unaudited consolidated financial statements.

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION
Organization. Meritage Homes is a leading designer and builder of single-family homes. We primarily build in historically high-growth regions of the United States and offer a variety of homes that are designed for entry-level and first move-up buyers. We have homebuilding operations in three regions: West, Central and East, which are comprised of nine states: Arizona, California, Colorado, Texas, Florida, Georgia, North Carolina, South Carolina and Tennessee. We also operate a financial services reporting segment. In this segment, we offer title and escrow, mortgage, and insurance services. Carefree Title Agency, Inc. ("Carefree Title"), our wholly-owned title company, provides title insurance and closing/settlement services to our homebuyers. Managing our own title operations allows us greater control over the entire escrow and closing cycles in addition to generating additional revenue. Meritage Homes Insurance Agency, Inc. (“Meritage Insurance”), our wholly-owned insurance broker, works in collaboration with insurance companies nationwide to offer homeowners insurance and other insurance products to our homebuyers. Our financial services operations also provide mortgage loans to our homebuyers indirectly through an unconsolidated joint venture.
We commenced our homebuilding operations in 1985 through our predecessor company known as Monterey Homes. Meritage Homes Corporation was incorporated in the state of Maryland in 1988 under the name of Homeplex Mortgage Investments Corporation and merged with Monterey Homes in 1996, at which time our name was changed to Monterey Homes Corporation and later ultimately to Meritage Homes Corporation. Since that time, we have engaged in homebuilding and related activities and ceased to operate as a real estate investment trust. Meritage Homes Corporation operates as a holding company and has no independent assets or operations. Its homebuilding construction, development and sales activities are conducted through its subsidiaries. Our homebuilding activities are conducted under the name of Meritage Homes in each of our homebuilding markets. At March 31, 2021, we were actively selling homes in 203 communities, with base prices ranging from approximately $203,000 to $931,000.
Basis of Presentation. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020. The unaudited consolidated financial statements include the accounts of Meritage Homes Corporation and those of our consolidated subsidiaries, partnerships and other entities in which we have a controlling financial interest, and of variable interest entities (see Note 3) in which we are deemed the primary beneficiary (collectively, “us”, “we”, “our” and “the Company”). Intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of our results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for the full fiscal year.
Cash and Cash Equivalents. Liquid investments with an initial maturity of three months or less are classified as cash equivalents. Amounts in transit from title companies or closing agents for home closings of approximately $78.0 million and $61.3 million are included in cash and cash equivalents at March 31, 2021 and December 31, 2020, respectively.
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

We rely on certain estimates to determine our construction and land development costs. Construction and land costs are comprised of direct and allocated costs, including estimated future costs. In determining these costs, we compile project budgets that are based on a variety of assumptions, including future construction schedules and costs to be incurred. Actual results can differ from budgeted amounts for various reasons, including construction and weather delays, labor or material shortages, slower absorptions, increases in costs that have not yet been committed, changes in governmental requirements, or other unanticipated issues or delays encountered during construction and development and other factors beyond our control. To address uncertainty in these budgets, we assess, update and revise project budgets on a regular basis, utilizing the most current information available to estimate home construction and land development costs.
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
All of our land inventory and related real estate assets are periodically reviewed for recoverability when certain criteria are met, but at least annually, as our inventory is considered “long-lived” in accordance with GAAP. Impairment charges are recorded to write down an asset to its estimated fair value if the undiscounted cash flows expected to be generated by the asset are lower than its carrying amount. Our determination of fair value is based on projections and estimates. Changes in these expectations may lead to a change in the outcome of our impairment analysis, and actual results may also differ from our assumptions. Our analysis is conducted if indication of a decline in value of our land and real estate assets exists. If an asset is deemed to be impaired, the impairment recognized is measured as the amount by which the asset's carrying amount exceeds its fair value. The impairment of a community is allocated to each lot on a straight-line basis.
Deposits. Deposits paid related to land option and purchase contracts are recorded and classified as Deposits on real estate under option or contract until the related land is purchased. Deposits are reclassified as a component of real estate inventory at the time the deposit is used to offset the acquisition price of the lots based on the terms of the underlying agreements. To the extent they are non-refundable, deposits are charged to expense if the land acquisition is terminated or no longer considered probable. Since our acquisition contracts typically do not require specific performance, we do not consider such contracts to be contractual obligations to purchase the land and our total exposure under such contracts is limited to the loss of any nonrefundable deposits and any ancillary capitalized costs. Our Deposits on real estate under option or contract were $64.4 million and $59.5 million as of March 31, 2021 and December 31, 2020, respectively.
Goodwill. In accordance with ASC 350, Intangibles, Goodwill and Other ("ASC 350"), we analyze goodwill on an annual basis (or whenever indication of impairment exists) through a qualitative assessment to determine whether it is necessary to perform a goodwill impairment test. ASC 350 states that an entity may assess qualitative factors to determine whether it is necessary to perform a goodwill impairment test. Such qualitative factors include: (1) macroeconomic conditions, such as a deterioration in general economic conditions, (2) industry and market considerations such as deterioration in the environment in which the entity operates, (3) cost factors such as increases in raw materials, labor costs, etc., and (4) overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings. If the qualitative analysis determines that additional impairment testing is required, a two-step impairment testing in accordance with ASC 350 would be initiated. We continually evaluate our qualitative inputs to assess whether events and circumstances have occurred that indicate the goodwill balance may not be recoverable. See Note 9 for additional information on our goodwill assets.
Leases. We lease certain office space and equipment for use in our operations. We assess each of these contracts to determine whether the arrangement contains a lease as defined by ASC 842, Leases ("ASC 842"). In order to meet the definition of a lease under ASC 842, the contractual arrangement must convey to us the right to control the use of an identifiable asset for a period of time in exchange for consideration. Leases that meet the criteria of ASC 842 are recorded on our unaudited consolidated balance sheets as right-of-use ("ROU") assets and lease liabilities. ROU assets are classified within Prepaids, other assets and goodwill on our unaudited consolidated balance sheets, while lease liabilities are classified within Accrued liabilities on our unaudited consolidated balance sheets.
The table below outlines our ROU assets and lease liabilities (in thousands):

	As of
	March 31, 2021	December 31, 2020
ROU assets	$20,139	$21,624
Lease liabilities	26,433	28,254

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
The table below outlines our surety bond and letter of credit obligations (in thousands):

	As of
	March 31, 2021		December 31, 2020
	Outstanding	Estimated work remaining to complete	Outstanding	Estimated work remaining to complete
Sureties:
Sureties related to owned projects and lots under contract	$554,692	$262,977	$478,788	$216,708
Total Sureties	$554,692	$262,977	$478,788	$216,708
Letters of Credit (“LOCs”):
LOCs for land development	91,277	N/A	93,661	N/A
LOCs for general corporate operations	3,375	N/A	3,750	N/A
Total LOCs	$94,652	N/A	$97,411	N/A

Accrued Liabilities. Accrued liabilities at March 31, 2021 and December 31, 2020 consisted of the following (in thousands):

	As of
	March 31, 2021	December 31, 2020
Accruals related to real estate development and construction activities	$103,169	$92,701
Payroll and other benefits	48,185	88,337
Accrued interest	23,892	8,457
Accrued taxes	64,945	34,373
Warranty reserves	23,767	23,743
Lease liabilities	26,433	28,254
Other accruals	20,136	20,256
Total	$310,527	$296,121

Warranty Reserves. We provide home purchasers with limited warranties against certain building defects and we have certain obligations related to those post-construction warranties for closed homes. The specific terms and conditions of these limited warranties vary by state, but overall the nature of the warranties include a complete workmanship and materials warranty for the first year after the close of the home, a major mechanical warranty for two years after the close of the home and a structural warranty that typically extends up to 10 years after the close of the home. With the assistance of an actuary, we have estimated the reserves for the structural warranty based on the number of homes still under warranty and our historical data and trends for our communities. We may use industry data with respect to similar product types and geographic areas in markets where our experience is incomplete to draw a meaningful conclusion. We regularly review our warranty reserves and adjust them, as necessary, to reflect changes in trends as information becomes available. Based on such reviews of warranty costs incurred, we did not adjust the warranty reserve balance in the three months ended March 31, 2021 or 2020. Included in the warranty reserve balances at March 31, 2021 and December 31, 2020 reflected in the table below are case-specific reserves for a warranty matter related to alleged stucco defects in Florida and water drainage issues in a single community in Florida. See Note 15 for additional information regarding these case-specific reserves.
A summary of changes in our warranty reserves follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Balance, beginning of period	$23,743	$22,015
Additions to reserve from new home deliveries	3,810	3,810
Warranty claims	(3,786)	(3,735)
Adjustments to pre-existing reserves	—	—
Balance, end of period	$23,767	$22,090
Warranty reserves are included in Accrued liabilities on the accompanying unaudited consolidated balance sheets, and additions and adjustments to the reserves are included in Cost of home closings within the accompanying unaudited consolidated income statements. These reserves are intended to cover costs associated with our contractual and statutory warranty obligations, which include, among other items, claims involving defective workmanship and materials, as discussed previously. We believe that our total reserves, coupled with our contractual relationships and rights with our trades and the insurance we and our trades maintain, are sufficient to cover our general warranty obligations. However, as unanticipated changes in legal, weather, environmental or other conditions could have an impact on our actual warranty costs, future costs could differ significantly from our estimates.
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
Home closing and land sale revenue expected to be recognized in any future year related to remaining performance obligations (if any) and the associated contract liabilities expected to be recognized as revenue, excluding revenue pertaining to contracts that have an original expected duration of one year or less, is not material. Revenue from financial services includes estimated future insurance policy renewal commissions as our performance obligations are satisfied upon issuance of the initial policy with a third party broker. The related contract assets for these estimated future renewal commissions are not material at March 31, 2021 and December 31, 2020. Our three sources of revenue are disaggregated by type in the accompanying unaudited consolidated income statements.
Recent Accounting Pronouncements.
In December 2019, the Financial Accounting Standards Board issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12"), which simplifies the accounting for income taxes by eliminating certain exceptions within Accounting Standards Codification Topic 740, Income Taxes, and clarifying other areas of existing guidance. ASU 2019-12 was effective for us on January 1, 2021, and the adoption did not have a material impact on our financial statements or financial statement disclosures.

NOTE 2 — REAL ESTATE AND CAPITALIZED INTEREST
Real estate consists of the following (in thousands):

	As of
	March 31, 2021	December 31, 2020
Homes under contract under construction (1)	$1,008,648	$873,365
Unsold homes, completed and under construction (1)	328,125	357,861
Model homes (1)	77,264	82,502
Finished home sites and home sites under development (2)(3)	1,561,084	1,464,311
Total	$2,975,121	$2,778,039

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
(3)Includes land held for sale of $45.4 million and $72.7 million as of March 31, 2021 and December 31, 2020, respectively.
Subject to sufficient qualifying assets, we capitalize our development period interest costs incurred to applicable qualifying assets in connection with our real estate development and construction activities. Capitalized interest is allocated to active real estate when incurred and charged to cost of closings when the related property is delivered. A summary of our capitalized interest is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Capitalized interest, beginning of period	$58,940	$82,014
Interest incurred	16,092	16,535
Interest expensed	(90)	(16)
Interest amortized to cost of home and land closings	(17,402)	(20,371)
Capitalized interest, end of period	$57,540	$78,162

NOTE 3 — VARIABLE INTEREST ENTITIES AND CONSOLIDATED REAL ESTATE NOT OWNED
We enter into purchase and option agreements for land or lots as part of the normal course of business. These purchase and option agreements enable us to acquire properties at one or multiple future dates at pre-determined prices. We believe these acquisition structures reduce our financial risk associated with land acquisitions and allow us to better leverage our balance sheet. In accordance with ASC 810, Consolidation, we evaluate all purchase and option agreements for land to determine whether they are a variable interest entity (“VIE”), and if so, whether we are the primary beneficiary. Although we do not have legal title to the underlying land, if we are the primary beneficiary we are required to consolidate the VIE in our financial statements and reflect such assets and liabilities as Real estate not owned. As a result of our analyses, we determined that as of March 31, 2021 and December 31, 2020, we were not the primary beneficiary of any VIEs from which we have acquired rights to land or lots under option contracts.

The table below presents a summary of our lots under option at March 31, 2021 (dollars in thousands):

	Projected Number of Lots	Purchase Price	Option/ Earnest Money Deposits–Cash
Purchase and option contracts recorded on balance sheet as Real estate not owned	—	$—	$—
Option contracts — non-refundable deposits, committed (1)	8,385	427,373	32,874
Purchase contracts — non-refundable deposits, committed (1)	11,683	386,915	26,399
Purchase and option contracts —refundable deposits, committed	2,880	86,163	1,366
Total committed	22,948	900,451	60,639
Purchase and option contracts — refundable deposits, uncommitted (2)	18,505	505,131	3,716
Total lots under contract or option	41,453	$1,405,582	$64,355
Total purchase and option contracts not recorded on balance sheet (3)	41,453	$1,405,582	$64,355	(4)

(1)Deposits are non-refundable except if certain contractual conditions are not performed by the selling party.
(2)Deposits are refundable at our sole discretion. We have not completed our acquisition evaluation process and we have not internally committed to purchase these lots.
(3)Except for our specific performance contracts recorded on our unaudited consolidated balance sheets as Real estate not owned (if any), none of our purchase or option contracts require us to purchase lots.
(4)Amount is reflected on our unaudited consolidated balance sheets in Deposits on real estate under option or contract as of March 31, 2021.
Generally, our options to purchase lots remain effective so long as we purchase a pre-established minimum number of lots each month or quarter, as determined by the respective agreement. Although the pre-established number is typically structured to approximate our expected rate of home construction starts, during a weakened homebuilding market, we may purchase lots at an absorption level that exceeds our sales and home starts pace needed to meet the pre-established minimum number of lots or restructure our original contract to terms that more accurately reflect our revised sales pace expectations. During a strong homebuilding market, we may accelerate our pre-established minimum purchases if allowed by the contract.

NOTE 4 - INVESTMENTS IN UNCONSOLIDATED ENTITIES
We may enter into joint ventures as a means of accessing larger parcels of land, expanding our market opportunities, managing our risk profile and leveraging our capital base. While purchasing land through a joint venture can be beneficial, currently we do not view joint ventures as critical to the success of our homebuilding operations. Our joint venture partners are generally other homebuilders, land sellers or other real estate investors. We generally do not have a controlling interest in these ventures, which means our joint venture partners could cause the venture to take actions we disagree with or fail to take actions we believe should be undertaken, including the sale of the underlying property to repay debt or recoup all or part of the partners' investments. Based on the structure of each joint venture, it may or may not be consolidated into our results. As of March 31, 2021, we had one active equity-method land venture with limited operations.
As of March 31, 2021, we also participated in one mortgage joint venture, which is engaged in mortgage activities and primarily provides services to our homebuyers. Our investment in this mortgage joint venture as of March 31, 2021 and December 31, 2020 was $0.8 million and $1.0 million, respectively.

Summarized condensed combined financial information related to unconsolidated joint ventures that are accounted for using the equity method was as follows (in thousands):

	As of
	March 31, 2021	December 31, 2020
Assets:
Cash	$3,764	$4,656
Real estate	5,714	5,745
Other assets	5,923	5,118
Total assets	$15,401	$15,519
Liabilities and equity:
Accounts payable and other liabilities	$5,637	$5,588
Equity of:
Meritage (1)	5,223	5,330
Other	4,541	4,601
Total liabilities and equity	$15,401	$15,519

	Three Months Ended March 31,
	2021	2020
Revenue	$8,995	$6,723
Costs and expenses	(8,125)	(5,863)
Net earnings of unconsolidated entities	$870	$860
Meritage’s share of pre-tax earnings (1) (2)	$750	$687

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

NOTE 5 — LOANS PAYABLE AND OTHER BORROWINGS
Loans payable and other borrowings consist of the following (in thousands):

	As of
	March 31, 2021	December 31, 2020
Other borrowings, real estate notes payable (1)	$23,344	$23,094
$780.0 million unsecured revolving credit facility with interest approximating LIBOR (approximately 0.11% at March 31, 2021) plus 1.375% or Prime (3.25% at March 31, 2021) plus 0.375%	—	—
Total	$23,344	$23,094
(1)Reflects balance of non-recourse notes payable in connection with land purchases.
The Company entered into an amended and restated unsecured revolving credit facility ("Credit Facility") in 2014 that has been amended from time to time. In December 2020, the Credit Facility was amended to extend the maturity date to December 22, 2025 and provide for the replacement of LIBOR in the event such rate is no longer available. The Credit Facility's aggregate commitment is $780.0 million with an accordion feature permitting the size of the facility to increase to a maximum of $880.0 million, subject to certain conditions, including the availability of additional bank commitments. Borrowings under the Credit

Facility are unsecured, but availability is subject to, among other things, a borrowing base. The Credit Facility also contains certain financial covenants, including (a) a minimum tangible net worth requirement of $1.5 billion (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings), and (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 60%. In addition, we are required to maintain either (i) an interest coverage ratio (EBITDA to interest expense, as defined therein) of at least 1.50 to 1.00 or (ii) liquidity (as defined therein) of an amount not less than our consolidated interest incurred during the trailing 12 months. We were in compliance with all Credit Facility covenants as of March 31, 2021.
We had no outstanding borrowings under the Credit Facility as of March 31, 2021 and December 31, 2020. There were no borrowings or repayments during the three months ended March 31, 2021. During the first quarter of 2020, we borrowed $500.0 million and had no repayments. As of March 31, 2021, we had outstanding letters of credit issued under the Credit Facility totaling $94.7 million, leaving $685.3 million available under the Credit Facility to be drawn.

NOTE 6 — SENIOR NOTES, NET
Senior notes, net consist of the following (in thousands):

	As of
	March 31, 2021	December 31, 2020
7.00% senior notes due 2022	300,000	300,000
6.00% senior notes due 2025. At March 31, 2021 and December 31, 2020 there was approximately $3,409 and $3,614 in net unamortized premium, respectively.	403,409	403,614
5.125% senior notes due 2027	300,000	300,000
Net debt issuance costs	(6,197)	(6,623)
Total	$997,212	$996,991
The indentures for all of our senior notes contain non-financial covenants including, among others, limitations on the amount of secured debt we may incur, and limitations on sale and leaseback transactions and mergers. We were in compliance with all such covenants as of March 31, 2021.
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
See Note 16 for information related to the early redemption of our 7.00% senior notes due 2022 (the "2022 Notes") subsequent to March 31, 2021.

NOTE 7 — FAIR VALUE DISCLOSURES
ASC 820-10, Fair Value Measurement ("ASC 820"), defines fair value, establishes a framework for measuring fair value and addresses required disclosures about fair value measurements. This standard establishes a three-level hierarchy for fair value measurements based upon the significant inputs used to determine fair value. Observable inputs are those which are obtained from market participants external to the Company while unobservable inputs are generally developed internally, utilizing management’s estimates, assumptions and specific knowledge of the assets/liabilities and related markets. The three levels are defined as follows:
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
Financial Instruments: The fair value of our fixed-rate debt is derived from quoted market prices by independent dealers (Level 2 inputs as per the discussion above) and is as follows (in thousands):

	As of
	March 31, 2021		December 31, 2020
	Aggregate Principal	Estimated Fair Value	Aggregate Principal	Estimated Fair Value
7.00% senior notes	$300,000	$314,250	$300,000	$319,758
6.00% senior notes	$400,000	$449,000	$400,000	$451,913
5.125% senior notes	$300,000	$330,390	$300,000	$333,328
Due to the short-term nature of other financial assets and liabilities, including our Loans payable and other borrowings, we consider the carrying amounts of our other short-term financial instruments to approximate fair value.

NOTE 8 — EARNINGS PER SHARE
Basic and diluted earnings per common share were calculated as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2021	2020
Basic weighted average number of shares outstanding	37,644	38,085
Effect of dilutive securities:
Unvested restricted stock	695	732
Diluted average shares outstanding	38,339	38,817
Net earnings	$131,843	$71,152
Basic earnings per share	$3.50	$1.87
Diluted earnings per share	$3.44	$1.83

NOTE 9 — ACQUISITIONS AND GOODWILL
Goodwill. In prior years, we have entered new markets through the acquisition of the homebuilding assets and operations of local/regional homebuilders in Georgia, South Carolina and Tennessee. As a result of these transactions, we recorded approximately $33.0 million of goodwill. Goodwill represents the excess of the purchase price of our acquisitions over the fair value of the net assets acquired. Our acquisitions were recorded in accordance with ASC 805, Business Combinations, and ASC 820, using the acquisition method of accounting. The purchase price for acquisitions was allocated based on estimated fair value of the assets and liabilities at the date of the acquisition. The combined excess purchase price of our acquisitions over the fair value of the net assets is classified as goodwill and is included on our unaudited consolidated balance sheets in Prepaids, other assets and goodwill. In accordance with ASC 350, we assess the recoverability of goodwill annually, or more frequently, if impairment indicators are present.

A summary of the carrying amount of goodwill follows (in thousands):

	West	Central	East	Financial Services	Corporate	Total
Balance at December 31, 2020	$—	$—	$32,962	$—	$—	$32,962
Additions	—	—	—	—	—	—
Balance at March 31, 2021	$—	$—	$32,962	$—	$—	$32,962

NOTE 10 — STOCKHOLDERS’ EQUITY
A summary of changes in stockholders’ equity is presented below (in thousands):

	Three Months Ended March 31, 2021
	(In thousands)
	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2020	37,512	$375	$455,762	$1,891,731	$2,347,868
Net earnings	—	—	—	131,843	131,843
Stock-based compensation expense	—	—	5,367	—	5,367
Issuance of stock	435	4	(4)	—	—
Share repurchases	(100)	(1)	(8,384)	—	(8,385)
Balance at March 31, 2021	37,847	$378	$452,741	$2,023,574	$2,476,693

	Three Months Ended March 31, 2020
	(In thousands)
	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2019	38,199	$382	$505,352	$1,468,256	$1,973,990
Net earnings	—	—	—	71,152	71,152
Stock-based compensation expense	—	—	6,437	—	6,437
Issuance of stock	398	4	(4)	—	—
Share repurchases	(1,000)	(10)	(60,803)	—	(60,813)
Balance at March 31, 2020	37,597	$376	$450,982	$1,539,408	$1,990,766

NOTE 11 — STOCK BASED AND DEFERRED COMPENSATION

We have a stock compensation plan, the Meritage Homes Corporation 2018 Stock Incentive Plan (the “2018 Plan"), that was approved by our Board of Directors and our stockholders and adopted in May 2018. The 2018 Plan is administered by our Board of Directors and allows for the grant of stock appreciation rights, restricted stock awards, restricted stock units, performance share awards and performance-based awards in addition to non-qualified and incentive stock options. All available shares from expired, terminated, or forfeited awards that remained under prior plans were merged into and became available for grant under the 2018 Plan. The 2018 Plan authorizes awards to officers, key employees, non-employee directors and consultants. The 2018 Plan authorizes 6,600,000 shares of stock to be awarded, of which 996,271 shares remain available for grant at March 31, 2021. We believe that such awards provide a means of performance-based compensation to attract and retain qualified employees and better align the interests of our employees with those of our stockholders. Non-vested stock awards are usually granted with a five-year ratable vesting period for employees, a three-year cliff vesting for both non-vested stock and performance-based awards granted to senior executive officers and either a three-year cliff vesting or one-year cliff vesting for non-employee directors, dependent on their start date.
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

	Three Months Ended March 31,
	2021	2020
Stock-based compensation expense	$5,367	$6,437
Non-vested shares granted	221,552	223,481
Performance-based non-vested shares granted	46,593	56,139
Performance-based shares issued in excess of target shares granted (1)	37,425	24,054
Restricted stock awards vested (includes performance-based awards)	434,729	398,346
(1)Performance-based shares that vested and were issued as a result of performance achievement exceeding the originally established targeted number of shares related to respective performance metrics.
The following table includes additional information regarding our stock compensation plan (dollars in thousands):

	As of
	March 31, 2021	December 31, 2020
Unrecognized stock-based compensation cost	$39,322	$22,687
Weighted average years expense recognition period	2.24	2.01
Total equity awards outstanding (1)	962,772	1,098,545
(1)Includes unvested restricted stock, performance-based awards (assuming 100% payout) and restricted stock units.
We also offer a non-qualified deferred compensation plan ("deferred compensation plan") to highly compensated employees in order to allow them additional pre-tax income deferrals above and beyond the limits that qualified plans, such as 401(k) plans, impose on highly compensated employees. We do not currently offer a contribution match on the deferred compensation plan. All contributions to the plan to date have been funded by the employees and, therefore, we have no associated expense related to the deferred compensation plan for the three months ended March 31, 2021 or 2020, other than minor administrative costs.

NOTE 12 — INCOME TAXES
Components of the income tax provision are as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Federal	$29,113	$12,374
State	5,021	3,307
Total	$34,134	$15,681

The effective tax rate for the three months ended March 31, 2021 and March 31, 2020 was 20.6% and 18.1%, respectively. The tax rate for the three months ended March 31, 2021 and March 31, 2020 reflects credits earned under Internal Revenue Code ("IRC") §45L new energy efficient homes credit, which was enacted into law under the Taxpayer Certainty and Disaster Tax Relief Act of 2019 and subsequently extended through the end of 2021 by enactment of the Taxpayer Certainty and Disaster Tax Relief Act of 2020. The tax rate at March 31, 2021 also reflects higher non-deductible senior executive officer stock-based compensation.
At March 31, 2021 and December 31, 2020, we have no unrecognized tax benefits. We believe that our current income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change. Our policy is to accrue interest and penalties on unrecognized tax benefits and include them in federal income tax expense.
We determine our deferred tax assets and liabilities in accordance with ASC 740, Income Taxes. We evaluate our deferred tax assets, including the benefit from net operating losses ("NOLs"), by jurisdiction to determine if a valuation allowance is required. Companies must assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. This assessment considers, among other matters, the nature, frequency and severity of cumulative losses, forecasts of future profitability, the length of statutory carry forward periods, experiences with operating losses and experiences of utilizing tax credit carry forwards and tax planning alternatives. We have no valuation allowance on our deferred tax assets and no NOL carryovers at March 31, 2021.
At March 31, 2021, we have income taxes payable of $56.4 million and income taxes receivable of $0.7 million. The income taxes payable primarily consists of current federal and state tax accruals, net of current energy tax credits and estimated tax payments. This amount is recorded in Accrued liabilities on the accompanying unaudited consolidated balance sheets at March 31, 2021. The income taxes receivable primarily consists of additional energy tax credits claimed by amending prior year tax returns and is recorded in Other receivables on the accompanying unaudited consolidated balance sheets at March 31, 2021.
We conduct business and are subject to tax in the U.S. both federally and in several states. With few exceptions, we are no longer subject to U.S. federal, state, or local income tax examinations by taxing authorities for years prior to 2016. We have no federal or state income tax examinations being conducted at this time.
The future tax benefits from NOLs, built-in losses, and tax credits would be materially reduced or potentially eliminated if we experience an “ownership change” as defined under IRC §382. Based on our analysis performed as of March 31, 2021 we do not believe that we have experienced an ownership change. As a protective measure, our stockholders held a Special Meeting of Stockholders on February 16, 2009 and approved an amendment to our Articles of Incorporation that restricts certain transfers of our common stock. The amendment is intended to help us avoid an unintended ownership change and thereby preserve the value of any tax benefit for future utilization.

NOTE 13 — SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
The following table presents certain supplemental cash flow information (in thousands):

	Three Months Ended March 31,
	2021	2020
Cash paid during the year for:
Interest, net of interest capitalized	$(15,851)	$(16,088)
Income taxes	$2	$—
Non-cash operating activities:
Real estate acquired through notes payable	$2,197	$—

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
The following segment information is in thousands:

	Three Months Ended March 31,
	2021	2020
Homebuilding revenue (1):
West	$393,430	$382,248
Central	322,184	260,127
East	368,167	258,638
Consolidated total	$1,083,781	$901,013
Homebuilding segment operating income:
West	$64,251	$41,894
Central	56,993	28,919
East	50,179	21,761
Total homebuilding segment operating income	171,423	92,574
Financial services segment profit	3,760	2,838
Corporate and unallocated costs (2)	(9,914)	(9,174)
Interest expense	(90)	(16)
Other income, net	798	611
Net earnings before income taxes	$165,977	$86,833

(1)Homebuilding revenue includes the following land closing revenue, by segment, as outlined in the table below:

	Three Months Ended March 31,
	2021	2020
Land closing revenue:
West	$—	$4,518
Central	3,799	4,218
East	—	1,860
Total	$3,799	$10,596
(2)Balance consists primarily of corporate costs and numerous shared service functions such as finance and treasury that are not allocated to the homebuilding or financial services reporting segments.

	At March 31, 2021
	West		Central		East		Financial Services	Corporate and Unallocated		Total
Deposits on real estate under option or contract	$25,322		$10,377		$28,656		$—	$—		$64,355
Real estate	1,235,772		884,184		855,165		—	—		2,975,121
Investments in unconsolidated entities	208		3,034		—		—	759		4,001
Other assets	48,955	(1)	141,029	(2)	81,980	(3)	617	722,358	(4)	994,939
Total assets	$1,310,257		$1,038,624		$965,801		$617	$723,117		$4,038,416

(1)Balance consists primarily of cash and cash equivalents and property and equipment.
(2)Balance consists primarily of cash and cash equivalents, development reimbursements from local municipalities and prepaid expenses and other assets.
(3)Balance consists primarily of cash and cash equivalents, goodwill (see Note 9), prepaid expenses and other assets and property and equipment.
(4)Balance consists primarily of cash and cash equivalents, deferred tax assets and prepaid expenses and other assets.

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
(1)Balance consists primarily of cash and cash equivalents and property and equipment.
(2)Balance consists primarily of cash and cash equivalents, development reimbursements from local municipalities and prepaids and other assets.
(3)Balance consists primarily of cash and cash equivalents, goodwill, prepaids and other assets, and property and equipment.
(4)Balance consists primarily of cash and cash equivalents, deferred tax assets and prepaids and other assets.

NOTE 15 — COMMITMENTS AND CONTINGENCIES
We are involved in various routine legal and regulatory proceedings, including, without limitation, claims and litigation alleging construction defects. In general, the proceedings are incidental to our business, and most exposure is subject to and should be covered by warranty and indemnity obligations of our consultants and subcontractors. Additionally, some such claims are also covered by insurance. With respect to the majority of pending litigation matters, our ultimate legal and financial responsibility, if any, cannot be estimated with certainty and, in most cases, any potential losses related to these matters are not considered probable. Historically, most disputes regarding warranty claims are resolved prior to litigation. We believe there are no pending legal or warranty matters as of March 31, 2021 that could have a material adverse impact upon our consolidated financial condition, results of operations or cash flows that have not been sufficiently reserved.

As discussed in Note 1 under the heading “Warranty Reserves”, we have case specific reserves within our $23.8 million of total warranty reserves related to alleged stucco defects in homes in certain Florida communities we developed between 2006 and 2016 and for water drainage issues in a single community in Florida that we developed in 2016. Our review and handling of these two matters is ongoing and our estimate of and reserves for resolving these matters is based on internal data, our judgement and various assumptions and estimates. Due to the degree of judgment and the potential for variability in our underlying assumptions and data, as we obtain additional information, we may revise our estimates and thus our related reserves. As of March 31, 2021, after considering potential recoveries from the consultants and contractors involved and their insurers and the potential recovery under our general liability insurance policies, we believe our reserves are sufficient to cover the above mentioned matters. See Note 1 for information related to our warranty obligations.

NOTE 16 — SUBSEQUENT EVENTS

In April 2021, we completed an offering of $450.0 million aggregate principal amount of 3.875% senior notes due 2029 issued at par. The proceeds were used to repurchase all $300.0 million aggregate principal amount outstanding of our 2022 Notes with the remaining proceeds to be used for general corporate purposes. As a result of the early redemption of the 2022 Notes, we expect to record a loss on early extinguishment of debt of approximately $18.2 million in the second quarter of 2021.

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

The words “believe,” “expect,” “anticipate,” “forecast,” “plan,” “intend,” "may," "will," "should," "could," “estimate,” “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. All statements we make other than statements of historical fact are forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Forward-looking statements in this Quarterly Report include: statements concerning our expectations for our financial results, business, operations, and the economy and society in general; trends and economic factors in the homebuilding industry in general, and our markets and results specifically, including the impact thereon of COVID-19; our goals, strategies and strategic initiatives and the anticipated benefits relating thereto; our intentions and the expected benefits and advantages of our product and land positioning strategies, including with respect to our focus on the entry-level and first move-up buyer and housing demand for affordable homes; supply chain constraints and construction cycle times; the timing and targeted number of new community openings in 2021 and beyond; demand and pricing trends in the short-term throughout our geographies; that we may opportunistically repurchase or redeem our debt; the benefits of our land acquisition strategy and structures, including the use and the benefits of option contracts; our expectation that existing guarantees, letters of credit and performance and surety bonds will not be drawn on; the adequacy of our insurance coverage and warranty reserves; the expected outcome of legal proceedings we are involved in and the sufficiency of our reserves relating thereto; seasonality; our ability and willingness to acquire land under option or contract; our strategy and trends and expectations concerning sales prices, sales pace, closings, orders, cancellations, land investments and spend, material and labor costs for land development and home construction, gross margins, gross profit, revenues, net earnings, operating leverage, backlog and backlog conversion, land prices, changes in and location of active communities, and the amount, type and timing of new community openings; our future cash needs; the impact of new accounting standards; that we may seek to raise additional debt and equity capital; our intentions regarding the payment of dividends and the use of derivative contracts; our perceptions about the importance of joint ventures to our business; and the impact of changes in interest rates.

Important factors that could cause actual results to differ materially from those in forward-looking statements, and that could negatively affect our business include, but are not limited to, the following: changes in interest rates and the availability and pricing of residential mortgages; inflation in the cost of materials used to develop communities and construct homes; our ability to obtain performance and surety bonds in connection with our development work; the ability of our potential buyers to sell their existing homes; legislation related to tariffs; the adverse effect of slow absorption rates; impairments of our real estate inventory; cancellation rates; competition; home warranty and construction defect claims; failures in health and safety performance; fluctuations in quarterly operating results; our level of indebtedness; our ability to obtain financing if our credit ratings are downgraded; our potential exposure to and impacts from natural disasters or severe weather conditions; the availability and cost of finished lots and undeveloped land; the success of our strategy to offer and market entry-level and first move-up homes; a change to the feasibility of projects under option or contract that could result in the write-down or write-off of earnest or option deposits; our limited geographic diversification; the replication of our energy-efficient technologies by our competitors; shortages in the availability and cost of subcontract labor; our exposure to information technology failures and security breaches and the impact thereof; the loss of key personnel; changes in tax laws that adversely impact us or our homebuyers; our inability to prevail on contested tax positions; failure to comply with laws and regulations; our compliance with government regulations; negative publicity that affects our reputation; disruptions to our business by COVID-19, fear of a similar event, and measures that federal, state and local governments and/or health authorities implement to address it; and other factors identified in documents filed by the Company with the Securities and Exchange Commission, including those set forth in our Form 10-K for the year ended December 31, 2020 under the caption "Risk Factors."
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
Housing market conditions in the first quarter of 2021 continued to benefit from the demand created by continuing low interest rates, a limited supply of homes, and an increased desire for healthier, safer homes with indoor space to accommodate work and school from home needs. Assuming interest rates remain affordable, we believe the strong demographic trends of millennials entering the market in a meaningful way and the baby boomer generation downsizing supports a continuation of a solid homebuilding cycle, although individual market results will vary, responding to each respective market's economic factors. Our strategy to provide buyers with affordable, quick move-in homes has positioned us to take full advantage of the current market, resulting in the highest first quarter closings and orders in the Company's history and a 49.5% year-over-year increase in home closing gross profit.
In addition to our strong growth in closings, orders and profitability during the first quarter of 2021, we made progress on our goals for community count growth. As of March 31, 2021, we had 203 active communities, up from 195 at December 31, 2020, although down from prior year due to accelerated orders pace throughout 2020 and into 2021. Despite a weather event in Texas and some delays in the building materials supply chain, we were able to open our expected communities on time during the first quarter of 2021, and remain on track to reach our goal of 300 communities by mid-2022. Ongoing pandemic-related supply chain disruptions combined with over a year of sustained demand have resulted in some production constraints for the homebuilding industry in general. While these constraints had minimal impact on our first quarter 2021 results, we are currently experiencing delays of two to four weeks from our typical construction cycle times.
We continue to innovate and promote our energy efficiency program, and during the first quarter of 2021, we were awarded the ENERGY STAR® Partner of the Year for Sustained Excellence by the Environmental Protection Agency, making us an eight-time recipient of this award since 2013.
Summary Company Results
Total home closing revenue was $1.1 billion on 2,890 homes closed for the three months ended March 31, 2021 compared to $890.4 million on 2,316 homes closed for the first quarter of 2020, increases of 21.3% and 24.8%, respectively. In addition to higher home closing revenue, first quarter results benefited from a 470 basis point increase in home closing gross margin that resulted in an $88.3 million year-over-year increase in home closing gross profit to $266.7 million compared to $178.4 million in the first quarter of 2020. We attribute this improvement to the increased leverage on higher closing volumes and our pricing power in all of our geographies due to the strength of the new home market, which more than offset the rising costs of lumber and other commodities. Our consolidated average sales price ("ASP") is down slightly year-over-year, and the 2.8% decrease is reflective of a higher percentage of lower-priced entry-level homes in our closing mix. We also realized significant savings in sales and marketing spending as we continue to leverage the digital platforms that we introduced in 2020. Earnings before income taxes improved by $79.1 million, or 91.1%, year over year to $166.0 million for the first quarter of 2021. These improved year-over-year results combined with our effective income tax rate of 20.6% as compared to 18.1% in 2020, led to net earnings of $131.8 million in the first quarter of 2021 versus $71.2 million in the first quarter of 2020.

In addition to the positive trends in our home closings and financial results, orders for the three months ended March 31, 2021 were up as well. Home orders and home order value increased 11.5% and 14.3% higher, respectively, over the prior year, and our order cancellation rate dropped to 11% for the first quarter of 2021 compared to 13% for the prior year period. We ended the first quarter of 2021 with 5,240 homes in backlog valued at $2.1 billion, a 46.9% increase in units and a 50.0% increase in value over March 31, 2020.

Company Positioning
We believe that our ongoing investments in new communities designed for the entry-level and first move-up homebuyer, our commitment to an all-spec strategy for our entry-level homes, our simplified first move-up design studio process, industry-leading innovation in our energy-efficient product offerings, automation, and transformative customer buying experience, create a differentiated strategy that has aided us in our success in the highly-competitive new home market and will continue to do so in the long-term.
Our focus includes the following strategies:
•Expanding our community count and market share;
•Continuously improving the overall home buying and home ownership experience through simplification of the customer home purchase and option selection process for move-up buyers at Studio M. Providing flexible online scheduling for in-person model home tours and self-guided tours in select locations, a shortened construction timeline, and providing a warranty portal for our homeowners to submit and track warranty-related matters;
•Demonstrating our commitment to innovation by extending our digital offerings, including virtual tours in all of our communities for both prospective buyers and home closing walkthroughs, 3-D tours and dynamic floor plans, partial or fully virtual closings in states where such services are permitted. On our website, we also offer a fully-automated and secured digital loan pre-approval process and on-demand homeowner's insurance quotes;
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
In order to maintain focus on growing our business, we remain committed to the following:
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
•Carefully managing our liquidity and a strong balance sheet; we ended the quarter with a 29.2% debt-to-capital ratio and a 10.9% net debt-to-capital ratio;
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

Critical Accounting Policies
The accounting policies we deem most critical to us and that involve the most difficult, subjective or complex judgments include revenue recognition, valuation of real estate, warranty reserves and valuation of deferred tax assets. There have been no significant changes to our critical accounting policies during the three months ended March 31, 2021 compared to those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our 2020 Annual Report on Form 10-K.

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

	Three Months Ended March 31,		Quarter over Quarter
	2021	2020	Change $	Change %
Home Closing Revenue
Total
Dollars	$1,079,982	$890,417	$189,565	21.3%
Homes closed	2,890	2,316	574	24.8%
Average sales price	$373.7	$384.5	$(10.8)	(2.8)%
West Region
Arizona
Dollars	$137,268	$151,244	$(13,976)	(9.2)%
Homes closed	410	459	(49)	(10.7)%
Average sales price	$334.8	$329.5	$5.3	1.6%
California
Dollars	$171,899	$134,802	$37,097	27.5%
Homes closed	277	208	69	33.2%
Average sales price	$620.6	$648.1	$(27.5)	(4.2)%
Colorado
Dollars	$84,263	$91,684	$(7,421)	(8.1)%
Homes closed	175	186	(11)	(5.9)%
Average sales price	$481.5	$492.9	$(11.4)	(2.3)%
West Region Totals
Dollars	$393,430	$377,730	$15,700	4.2%
Homes closed	862	853	9	1.1%
Average sales price	$456.4	$442.8	$13.6	3.1%
Central Region - Texas
Central Region Totals
Dollars	$318,385	$255,909	$62,476	24.4%
Homes closed	963	774	189	24.4%
Average sales price	$330.6	$330.6	$—	—%
East Region
Florida
Dollars	$140,828	$93,789	$47,039	50.2%
Homes closed	417	236	181	76.7%
Average sales price	$337.7	$397.4	$(59.7)	(15.0)%
Georgia
Dollars	$55,139	$41,998	$13,141	31.3%
Homes closed	146	115	31	27.0%
Average sales price	$377.7	$365.2	$12.5	3.4%
North Carolina
Dollars	$107,013	$79,417	$27,596	34.7%
Homes closed	299	222	77	34.7%
Average sales price	$357.9	$357.7	$0.2	0.1%
South Carolina
Dollars	$27,846	$17,405	$10,441	60.0%
Homes closed	85	53	32	60.4%
Average sales price	$327.6	$328.4	$(0.8)	(0.2)%
Tennessee
Dollars	$37,341	$24,169	$13,172	54.5%
Homes closed	118	63	55	87.3%
Average sales price	$316.4	$383.6	$(67.2)	(17.5)%
East Region Totals
Dollars	$368,167	$256,778	$111,389	43.4%
Homes closed	1,065	689	376	54.6%
Average sales price	$345.7	$372.7	$(27.0)	(7.2)%

	Three Months Ended March 31,		Quarter over Quarter
	2021	2020	Change $	Change %
Home Orders (1)
Total
Dollars	$1,349,130	$1,179,938	$169,192	14.3%
Homes ordered	3,458	3,102	356	11.5%
Average sales price	$390.1	$380.4	$9.7	2.5%
West Region
Arizona
Dollars	$222,435	$183,371	$39,064	21.3%
Homes ordered	602	570	32	5.6%
Average sales price	$369.5	$321.7	$47.8	14.9%
California
Dollars	$173,391	$224,930	$(51,539)	(22.9)%
Homes ordered	286	352	(66)	(18.8)%
Average sales price	$606.3	$639.0	$(32.7)	(5.1)%
Colorado
Dollars	$89,779	$98,466	$(8,687)	(8.8)%
Homes ordered	169	199	(30)	(15.1)%
Average sales price	$531.2	$494.8	$36.4	7.4%
West Region Totals
Dollars	$485,605	$506,767	$(21,162)	(4.2)%
Homes ordered	1,057	1,121	(64)	(5.7)%
Average sales price	$459.4	$452.1	$7.3	1.6%
Central Region - Texas
Central Region Totals
Dollars	$391,968	$342,990	$48,978	14.3%
Homes ordered	1,115	1,059	56	5.3%
Average sales price	$351.5	$323.9	$27.6	8.5%
East Region
Florida
Dollars	$179,109	$119,443	$59,666	50.0%
Homes ordered	479	317	162	51.1%
Average sales price	$373.9	$376.8	$(2.9)	(0.8)%
Georgia
Dollars	$61,557	$54,984	$6,573	12.0%
Homes ordered	164	156	8	5.1%
Average sales price	$375.3	$352.5	$22.8	6.5%
North Carolina
Dollars	$157,687	$101,255	$56,432	55.7%
Homes ordered	419	287	132	46.0%
Average sales price	$376.3	$352.8	$23.5	6.7%
South Carolina
Dollars	$26,402	$27,914	$(1,512)	(5.4)%
Homes ordered	76	87	(11)	(12.6)%
Average sales price	$347.4	$320.9	$26.5	8.3%
Tennessee
Dollars	$46,802	$26,585	$20,217	76.0%
Homes ordered	148	75	73	97.3%
Average sales price	$316.2	$354.5	$(38.3)	(10.8)%
East Region Totals
Dollars	$471,557	$330,181	$141,376	42.8%
Homes ordered	1,286	922	364	39.5%
Average sales price	$366.7	$358.1	$8.6	2.4%
(1)Home orders for any period represent the aggregate sales price of all homes ordered, net of cancellations. We do not include orders contingent upon the sale of a customer’s existing home or a mortgage pre-approval as a sales contract until the contingency is removed.

	Three Months Ended March 31,
	2021		2020
	Ending	Average	Ending	Average
Active Communities
Total	203	199.0	241	242.5
West Region
Arizona	33	33.0	33	32.0
California	19	17.5	29	26.5
Colorado	12	11.5	13	15.5
West Region Totals	64	62.0	75	74.0
Central Region - Texas
Central Region Totals	59	61.0	78	77.5
East Region
Florida	30	30.5	34	33.5
Georgia	12	9.5	15	16.5
North Carolina	24	22.5	20	22.5
South Carolina	6	6.0	7	8.0
Tennessee	8	7.5	12	10.5
East Region Totals	80	76.0	88	91.0

	Three Months Ended March 31,
	2021	2020
Cancellation Rates (1)
Total	11%	13%
West Region
Arizona	10%	12%
California	13%	13%
Colorado	11%	10%
West Region Totals	11%	13%
Central Region - Texas
Central Region Totals	11%	13%
East Region
Florida	11%	13%
Georgia	14%	14%
North Carolina	8%	6%
South Carolina	17%	13%
Tennessee	9%	27%
East Region Totals	10%	13%
(1)Cancellation rates are computed as the number of canceled units for the period divided by the gross sales units for the same period.

	At March 31,		Quarter over Quarter
	2021	2020	Change $	Change %
Order Backlog (1)
Total
Dollars	$2,082,259	$1,388,517	$693,742	50.0%
Homes in backlog	5,240	3,568	1,672	46.9%
Average sales price	$397.4	$389.2	$8.2	2.1%
West Region
Arizona
Dollars	$429,171	$218,497	$210,674	96.4%
Homes in backlog	1,185	622	563	90.5%
Average sales price	$362.2	$351.3	$10.9	3.1%
California
Dollars	$276,202	$182,361	$93,841	51.5%
Homes in backlog	453	289	164	56.7%
Average sales price	$609.7	$631.0	$(21.3)	(3.4)%
Colorado
Dollars	$110,279	$104,335	$5,944	5.7%
Homes in backlog	202	209	(7)	(3.3)%
Average sales price	$545.9	$499.2	$46.7	9.4%
West Region Totals
Dollars	$815,652	$505,193	$310,459	61.5%
Homes in backlog	1,840	1,120	720	64.3%
Average sales price	$443.3	$451.1	$(7.8)	(1.7)%
Central Region - Texas
Central Region Totals
Dollars	$645,959	$459,888	$186,071	40.5%
Homes in backlog	1,782	1,333	449	33.7%
Average sales price	$362.5	$345.0	$17.5	5.1%
East Region
Florida
Dollars	$253,188	$189,193	$63,995	33.8%
Homes in backlog	612	452	160	35.4%
Average sales price	$413.7	$418.6	$(4.9)	(1.2)%
Georgia
Dollars	$64,355	$62,777	$1,578	2.5%
Homes in backlog	174	174	—	—%
Average sales price	$369.9	$360.8	$9.1	2.5%
North Carolina
Dollars	$214,079	$101,305	$112,774	111.3%
Homes in backlog	574	284	290	102.1%
Average sales price	$373.0	$356.7	$16.3	4.6%
South Carolina
Dollars	$39,785	$34,963	$4,822	13.8%
Homes in backlog	111	105	6	5.7%
Average sales price	$358.4	$333.0	$25.4	7.6%
Tennessee
Dollars	$49,241	$35,198	$14,043	39.9%
Homes in backlog	147	100	47	47.0%
Average sales price	$335.0	$352.0	$(17.0)	(4.8)%
East Region Totals
Dollars	$620,648	$423,436	$197,212	46.6%
Homes in backlog	1,618	1,115	503	45.1%
Average sales price	$383.6	$379.8	$3.8	1.0%
(1)Our backlog represents net sales that have not closed.

Operating Results

Companywide. In the first quarter of 2021, home closing volume improved by 24.8% to 2,890 closings valued at $1.1 billion compared to 2,316 closings valued at $890.4 million in the first quarter of 2020. The increase in closings year-over-year was driven primarily by entering the quarter with a higher backlog as compared to prior year. Home closing revenue increased by 21.3% over the first quarter of 2020 due entirely to the increase in closing volume as our ASP declined 2.8%, reflective of a higher percentage of lower-priced entry-level homes in our closing mix. A 34.9% higher orders pace year-over-year demonstrates the demand present in the current market for available, new and healthier single-family homes at affordable price points. This customer demand is aligned with our focus on the entry level and first move-up buyers, as our entry-level communities offer only spec homes for sale, and in both our entry-level and first move-up communities we have achieved shorter construction cycle times than for our higher-end product, allowing quicker move-ins for our customers. Home order volume improved by 11.5% to 3,458 homes valued at $1.3 billion in the first quarter of 2021 as compared to 3,102 homes valued at $1.2 billion in the first quarter of 2020, despite a decrease in active communities. The higher orders were due to the increase in orders pace year-over-year to 5.8 homes ordered per average active community per month, up from 4.3 in the first quarter of 2020. The improved order value year-over-year was primarily a reflection of the higher volume, but rising ASP on orders also contributed as we experienced pricing power due to high buyer demand. We ended the quarter with 203 actively selling communities, a 15.8% decline from the prior year as the strong demand in 2020 caused communities to sell and close out faster than we were able to open replacement communities. Community count improved during the first quarter of 2021, as we saw a net increase in active community count to 203 at March 31, 2021, up from 195 at December 31, 2020. We ended the first quarter of 2021 with 5,240 homes in backlog valued at $2.1 billion, up from 3,568 homes valued at $1.4 billion at March 31, 2020. The year-over-year increase in backlog value was positively impacted by rising ASP on orders as discussed above. Order cancellation rate improved to 11% for the first three months of 2021, as compared to 13% during the three month period in 2020, a further indication of strong demand in the market.
West. The West Region closed 862 homes and generated $393.4 million in home closing revenue in the first quarter of 2021, compared to 853 homes and $377.7 million in home closing revenue in the comparable 2020 period. Orders and order value in the first quarter of 2021 were 1,057 homes valued at $485.6 million, down from 1,121 homes valued at $506.8 million in the 2020 period. The 5.7% decrease in order volume was due entirely to a 16.2% decrease in average community count, which was partially offset by a 12.6% increase in orders pace year-over-year. As discussed previously, the drop in community count is due to an accelerated close-out of communities in 2020. The 4.2% decrease in order value was the result of the decrease in volume, partially offset by an increase in ASP. ASP for the Region increased 1.6% due to pricing power, although it was muted by California's drop in ASP as the product mix has shifted to more entry-level and first move-up product. The West Region ended the first quarter of 2021 with 1,840 homes in backlog valued at $815.7 million, up from 1,120 units valued at $505.2 million at March 31, 2020. Despite the decrease in order volume, backlog increased year-over-year due to entering the period with a higher backlog and some closing delays caused by production constraints.
Central. In the first quarter of 2021, the Central Region, made up of our Texas markets, closed 963 homes and generated $318.4 million in home closing revenue, up 24.4% in both volume and value, from prior year comparable period results of 774 homes and $255.9 million of home closing revenue. A 33.6% increase in orders pace more than offset the 21.3% decrease in average community count compared to the prior year period, providing orders of 1,115 homes valued at $392.0 million in the first quarter of 2021, compared to 1,059 homes valued at $343.0 million in 2020. ASP increased 8.5% as we leveraged pricing power in nearly all of our communities. The Central Region ended the first quarter of 2021 with 1,782 homes in backlog valued at $646.0 million, up from 1,333 units valued at $459.9 million at March 31, 2020.
East. The East Region experienced the largest year over year increases in closings and orders during the three months ended March 31, 2021. The Region delivered 1,065 closings and $368.2 million in home closing revenue compared to 689 closings and $256.8 million in home closing revenue in the comparable prior year period, improvements of 54.6% and 43.4%, respectively, largely due to entering the period with 58.4% more homes in backlog than the prior period. Orders and order value in the East Region improved by 39.5% and 42.8%, respectively, for the first quarter of 2021 with 1,286 units valued at $471.6 million compared to 922 units valued at $330.2 million in the prior year period. The improvement in orders is due to a 67.3% increase in orders pace, which more than offset the 16.5% decrease in average active communities. All states in the Region saw significant increases in orders pace, and Tennessee experienced the highest orders pace in the Company at 6.6 homes sold per month per community. The East Region ended the first quarter of 2021 with 1,618 homes in backlog valued at $620.6 million, up from 1,115 units valued at $423.4 million at March 31, 2020.

Land Closing Revenue and Gross Profit
From time to time, we may sell certain lots or land parcels to other homebuilders, developers or investors if we feel the sale will provide a greater economic benefit to us than continuing home construction or where we are looking to diversify our land positions in a specific geography. As a result of such sales, we recognized land closing revenue of $3.8 million and $10.6 million for the three months ending March 31, 2021 and 2020, respectively, and profits of $0.5 million and $0.4 million for the first quarter of 2021 and 2020, respectively.
Other Operating Information (dollars in thousands)

	Three Months Ended March 31,
	2021		2020
	Dollars	Percent of Home Closing Revenue	Dollars	Percent of Home Closing Revenue
Home Closing Gross Profit (1)
Total	$266,655	24.7%	$178,360	20.0%

West	$97,057	24.7%	$74,431	19.7%

Central	$85,373	26.8%	$54,191	21.2%

East	$84,225	22.9%	$49,738	19.4%

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
Companywide. Home closing gross margin for the first quarter of 2021 improved 470 basis points to 24.7% compared to 20.0% in the first quarter of 2020. The higher margin combined with higher revenue contributed to an $88.3 million improvement in home closing gross profit to end the quarter with $266.7 million compared to $178.4 million in 2020. With growing buyer demand, pricing power was a major driver in our gross margin improvement as we have experienced pricing power in all of our markets, which more than offset the impact of rising material costs, particularly lumber. As our shift to entry-level and first-move up product offerings is complete, we continue to benefit from national purchasing savings on materials, construction efficiencies and leverage of overhead costs, all of which are contributing to higher gross margin.
West. Home closing gross margin for the West Region improved by 500 basis points to 24.7% for the first quarter of 2021 versus 19.7% in the first quarter of 2020. The year-over-year improvement is due to pricing power, as demand has been very strong in both our entry-level and first move-up communities. In addition, greater leverage of our overhead costs on higher revenue combined with construction efficiencies driven by our simplified product offerings have favorably impacted margins across the West Region.
Central. The Central Region provided the highest home closing gross margin in the company, which at 26.8% for the first quarter of 2021 was our most notable improvement, up 560 basis points from 21.2% in the prior year quarter. Construction efficiencies driven by our simplified product offerings and pricing power combined with higher closing volume have expanded our leverage of overhead costs to improve gross margin.
East. Home closing gross margin in the East Region was up 350 basis points year-over-year to 22.9% in the first quarter of 2021 versus 19.4% for the comparable 2020 period. Similar to the other regions, the year-over-year improvement in gross margin is the result of pricing power resulting from high demand combined with construction efficiencies and greater leverage of overhead costs on higher closing volume as compared to the prior quarter period.

Financial Services Profit (in thousands)

	Three Months Ended March 31,
	2021	2020
Financial services profit	$3,760	$2,838
Financial services profit represents the net profit of our financial services operations, including the operating profit generated by our wholly-owned title and insurance companies, Carefree Title and Meritage Insurance, as well as our portion of earnings from a mortgage joint venture. Financial services profit increased $1.0 million in the first quarter of 2021 to $3.8 million versus $2.8 million in 2020, due to the year-over-year higher closing volume.
Selling, General and Administrative Expenses and Other Expenses (dollars in thousands)

	Three Months Ended March 31,
	2021	2020
Commissions and other sales costs	$(67,744)	$(61,173)
Percent of home closing revenue	6.3%	6.9%
General and administrative expenses	$(37,949)	$(34,170)
Percent of home closing revenue	3.5%	3.8%
Interest expense	$(90)	$(16)
Other income, net	$798	$611
Provision for income taxes	$(34,134)	$(15,681)

Commissions and Other Sales Costs. Commissions and other sales costs are comprised of internal and external commissions and related sales and marketing expenses such as advertising and sales office costs. These costs were $67.7 million for the three months ended March 31, 2021, $6.6 million higher than the prior year comparable period, although as a percentage of home closing revenue, decreased 60 basis points to 6.3% for the first quarter of 2021 compared to the prior year period. The increase in commissions and other sales costs in dollars compared to prior year is due to higher home closing volume, partially offset by savings in advertising as we continue to leverage more digital technologies, and incurred fewer expenses associated with active communities, such as sales office and model home maintenance expenses. The decline as a percentage of home closing revenue is due to the due to the combination of leverage from higher closing volume, the efficiencies integrated into our sales and marketing structure, and the decrease in costs associated with a lower number of active communities.
General and Administrative Expenses. General and administrative expenses represent corporate and divisional overhead expenses such as salaries and bonuses, occupancy, insurance and travel expenses. For the three months ended March 31, 2021, general and administrative expenses were $37.9 million, $3.8 million higher than $34.2 million for the 2020 period, although as a percentage of home closing revenue, these expenses decreased by 30 basis points. The increased leveraging of costs against higher revenue and the continued pull-back on certain corporate expenditures, including those due to COVID-19 precautions, aided in the improvement. We continually strive to optimize overhead leverage through cost control efforts and expect some long-term improvements to result from our on-going technological enhancements.
Interest Expense. Interest expense is comprised of interest incurred, but not capitalized, on our senior notes, other borrowings, and our amended and restated unsecured revolving credit facility ("Credit Facility"). Interest expense for the three months ended March 31, 2021 totaled $90,000, relatively flat compared to $16,000 in the corresponding prior year period.
Other Income, Net. Other income, net, primarily consists of (i) sublease income, (ii) interest earned on our cash and cash equivalents, (iii) payments and awards related to legal settlements and (iv) our portion of pre-tax income or loss from non-financial services joint ventures. For the three months ended March 31, 2021, Other income, net was $0.8 million, relatively flat compared to $0.6 million in the 2020 comparable period.
Income Taxes. Our effective tax rate was 20.6% and 18.1% for the three months ended March 31, 2021 and 2020, respectively. The tax rate for the three months ended March 31, 2021 and March 31, 2020 reflects credits earned under Internal Revenue Code §45L new energy efficient homes credit. The tax rate at March 31, 2021 also reflects higher non-deductible senior executive officer stock-based compensation.

Liquidity and Capital Resources
Overview
Our principal uses of capital in the first three months of 2021 were acquisition and development of new lot positions, home construction, operating expenses, the payment of routine liabilities, and repurchases of our common stock. We used funds generated by operations to meet our short-term working capital requirements. We remain focused long-term on acquiring desirable land positions, generating favorable margins in our homebuilding operations and maintaining a strong balance sheet to support future needs and growth, while leveraging land options where possible.
Operating Cash Flow Activities
During the three months ended March 31, 2021, net cash used in operating activities totaled $13.9 million versus net cash provided by operations of $43.9 million during the three months ended March 31, 2020. Operating cash flows in 2021 and 2020 benefited from cash generated by net earnings of $131.8 million and $71.2 million, respectively. For the three months ended March 31, 2021, cash flows generated by net earnings also benefited from an increase in accounts payable and accrued liabilities of $38.7 million due to timing of payments for routine transactions, offset by an increase of $193.4 million in real estate assets. For the three months ended March 31, 2020, operating cash flows were primarily offset by an increase in real estate of $45.2 million.
Investing Cash Flow Activities
During the three months ended March 31, 2021, net cash used in investing activities totaled $4.9 million as compared to $4.2 million for the same period in 2020. Cash used in investing activities in the first three months of 2021 and 2020 is mainly attributable to the purchases of property and equipment of $5.0 million and $5.3 million for the 2021 and 2020 periods, respectively.
Financing Cash Flow Activities
During the three months ended March 31, 2021, net cash used in financing activities totaled $10.3 million as compared to net cash provided by financing activities of $438.2 million for the same period in 2020. The net cash used in financing activities in 2021 primarily reflects $8.4 million in share repurchases. The activity in 2020 is the result of $500.0 million in proceeds from our Credit Facility offset by $60.8 million in share repurchases.

Overview of Cash Management

Cash flows for each of our communities depend on their stage of the development cycle and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, zoning plat and other approvals, community and lot development, and construction of model homes, roads, utilities, landscape and other amenities. Because these costs are a component of our inventory and not recognized in our income statement until a home closes, we incur significant cash outlays prior to recognition of earnings. In the later stages of a community, cash inflows may significantly exceed earnings reported for financial statement purposes, as the cash outflow associated with home and land construction was previously incurred. From a liquidity standpoint, we are currently acquiring and developing lots in our markets to grow our lot supply and active community count. We intend to increase our land and development spending over the next several years, consistent with our growth initiatives. We are also using our cash on hand to fund operations.

During the three months ended March 31, 2021, we closed 2,890 homes, purchased approximately 5,700 lots for $202.6 million, spent $167.2 million on land development and started construction on 3,317 homes. We primarily purchase undeveloped land or partially-finished lots requiring development spend in order to bring them to a finished status ready for home construction. We exercise strict controls and believe we have a prudent strategy for Company-wide cash management, including those related to cash outlays for land and inventory acquisition and development. We ended the first quarter of 2021 with $716.4 million of cash and cash equivalents, a decrease of $29.2 million from December 31, 2020, with no outstanding borrowings on our Credit Facility. We expect to generate cash from the sale of our inventory, but we intend to redeploy that cash primarily to acquire and develop strategic and well-positioned lots to grow our business.

Between our available cash and liquidity in our Credit Facility, we believe that we currently have sufficient liquidity to manage through our strategic growth goals. Nevertheless, we may seek additional capital to strengthen our liquidity position. Such additional capital may be in the form of equity or debt financing and may be from a variety of sources. There can be no assurances that we would be able to obtain such additional capital on terms acceptable to us, if at all, and such additional equity or debt financing could dilute the interests of our existing stockholders or increase our interest costs. We may also from time to time engage in opportunistic repurchases of our common stock in open market or privately-negotiated transactions as well as repurchase or redeem our outstanding senior notes. In April 2021, we completed an offering of $450.0 million aggregate principal amount of 3.875% senior notes due 2029. The proceeds were used to redeem all $300.0 million aggregate principal amount outstanding of our 7.00% senior notes due 2022. See Note 16 in the accompanying unaudited consolidated financial statements for more information related to the early redemption of our 7.00% senior notes due 2022.

On February 13, 2019, the Board of Directors authorized a new stock repurchase program, authorizing the expenditure of up to $100.0 million to repurchase shares of our common stock. On November 13, 2020, the Board of Directors authorized the expenditure of an additional $100.0 million to repurchase shares of our common stock under this program. There is no stated expiration for this program. The repurchases of the Company's shares may be made in the open market, in privately negotiated transactions, or otherwise. The timing and amount of repurchases, if any, will be determined by the Company's management at its discretion and be based on a variety of factors such as market price of the Company's common stock, corporate and contractual requirements, prevailing market and economic conditions and legal requirements. The share repurchase program may be modified, suspended or discontinued at any time. The Company intends to retire any shares repurchased. In the three months ended March 31, 2021, we purchased and retired 100,000 shares of our common stock at an aggregate purchase price of $8.4 million and as of March 31, 2021, $106.0 million remained available under this program.

We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. Debt-to-capital and net debt-to-capital are calculated as follows (dollars in thousands):

	As of
	March 31, 2021	December 31, 2020
Senior notes, net, loans payable and other borrowings	$1,020,556	$1,020,085
Stockholders’ equity	2,476,693	2,347,868
Total capital	$3,497,249	$3,367,953
Debt-to-capital (1)	29.2%	30.3%
Senior notes, net, loans payable and other borrowings	$1,020,556	$1,020,085
Less: cash and cash equivalents	(716,433)	(745,621)
Net debt	304,123	274,464
Stockholders’ equity	2,476,693	2,347,868
Total net capital	$2,780,816	$2,622,332
Net debt-to-capital (2)	10.9%	10.5%

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

Credit Facility Covenants
Borrowings under the Credit Facility are unsecured, but availability is subject to, among other things, a borrowing base. The Credit Facility also contains certain financial covenants, including (a) a minimum tangible net worth requirement of $1.5 billion (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings), and (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 60%. In addition, we are required to maintain either (i) an interest coverage ratio (EBITDA to interest expense, as defined in the credit facility) of at least 1.50 to 1.00 or (ii) liquidity (as defined in the credit facility) of an amount not less than our consolidated interest incurred during the trailing 12 months. We were in compliance with all Credit Facility covenants as of March 31, 2021. Our actual financial covenant calculations as of March 31, 2021 are reflected in the table below.

Financial Covenant (dollars in thousands):	Covenant Requirement	Actual
Minimum Tangible Net Worth	> $1,655,404	$2,436,215
Leverage Ratio	< 60%	9%
Interest Coverage Ratio (1)	> 1.50	11.77
Minimum Liquidity (1)	> $65,846	$1,307,129
Investments other than defined permitted investments	< $730,865	$4,001

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
Recent Issued Accounting Pronouncements
See Note 1 to our unaudited consolidated financial statements included in this report for discussion of recently issued accounting pronouncements.

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
In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, we have developed and implemented disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, has reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of March 31, 2021 (the “Evaluation Date”). Based on such evaluation, management has concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective at a reasonable assurance level in ensuring that information that is required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
During the fiscal quarter covered by this Form 10-Q, there has not been any change in our internal control over financial reporting that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
We are involved in various routine legal and regulatory proceedings, including, without limitation, warranty claims and litigation and arbitration proceedings alleging construction defects. In general, the proceedings are incidental to our business, and most exposure is subject to and should be covered by warranty and indemnity obligations of our consultants and subcontractors. Additionally, some such claims are also covered by insurance. We have limited legal reserves not related to warranty or construction defect matters. See Note 1 and Note 15 of the accompanying unaudited consolidated financial statements for additional information related to construction defect and warranty related reserves. With respect to the majority of pending litigation matters, our ultimate legal and financial responsibility, if any, cannot be estimated with certainty and, in most cases, any potential losses related to these matters are not considered probable. Historically, most disputes regarding warranty claims are resolved prior to litigation.
We believe there are no pending legal or warranty matters that have not been sufficiently reserved for that could have a material adverse impact upon our unaudited consolidated financial condition, results of operations or cash flows.

Item 1A.	Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item IA "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2020, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may eventually prove to materially adversely affect our business, financial condition and/or operating results. There has been no material change in our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

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
Issuer Purchases of Equity Securities
On February 13, 2019, the Company's Board of Directors authorized a new stock repurchase program, authorizing the expenditure of up to $100.0 million to repurchase shares of our common stock. On November 13, 2020, the Board of Directors authorized the expenditure of an additional $100.0 million to repurchase shares of our common stock under this program, which was announced on January 27, 2021. There is no stated expiration for this program. The repurchases of the Company's shares may be made in the open market, in privately negotiated transactions, or otherwise. The timing and amount of repurchases, if any, will be determined by the Company's management at its discretion and be based on a variety of factors such as the market price of the Company's common stock, corporate and contractual requirements, prevailing market and economic conditions and legal requirements. The share repurchase program may be modified, suspended or discontinued at any time. As of March 31, 2021 there was $106.0 million available under this program to repurchase shares. We purchased 100,000 shares under the program during the three months ended March 31, 2021.

Period	Total Number of Shares Purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
January 1, 2021 - January 31, 2021	—	$—	—	$114,373,276
February 1, 2021 - February 28, 2021	100,000	$83.85	100,000	$105,988,761
March 1, 2021 - March 31, 2021	—	$—	—	$105,988,761
Total	100,000		100,000

Item 6.	Exhibits

Exhibit Number	Description	Page or Method of Filing
3.1	Restated Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3 of Form 8-K dated June 20, 2002

3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated September 15, 2004

3.1.2	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Proxy Statement for the Registrant's 2006 Annual Meeting of Stockholders

3.1.3	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix B of Proxy Statement for the Registrant's 2008 Annual Meeting of Stockholders

3.1.4	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Definitive Proxy Statement filed with the Securities and Exchange Commission on January 9, 2009

3.2	Amended and Restated Bylaws of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated February 17, 2021

4.1	Indenture for 3.875% Senior Notes due 2029, and Form of Note	Incorporated by reference to Exhibit 4.1 of Form 8-K dated April 15, 2021

22	List of Guarantor Subsidiaries	Incorporated by reference to Exhibit 22 of Form 10-K for the year ended December 31, 2020

31.1	Rule 13a-14(a)/15d-14(a) Certification of Phillippe Lord, Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Hilla Sferruzza, Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Furnished herewith

101.0	The following financial statements from the Meritage Homes Corporation Quarterly Report on Form 10-Q as of and for the three months ended March 31, 2021 were formatted in Inline XBRL (Extensible Business Reporting Language); (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Income Statements, (iii) Unaudited Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Consolidated Financial Statements.

104.0	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERITAGE HOMES CORPORATION, a Maryland corporation

By:	/s/ HILLA SFERRUZZA
Hilla Sferruzza Chief Financial Officer and Chief Accounting Officer (Duly Authorized Officer and Principal Financial Officer)

Date:	April 30, 2021

INDEX OF EXHIBITS

3.1	Restated Articles of Incorporation of Meritage Homes Corporation

3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.2	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.3	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.4	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.2	Amended and Restated Bylaws of Meritage Homes Corporation

4.1	Indenture for 3.875% Senior Notes due 2029, and Form of Note

22	List of Guarantor Subsidiaries

31.1	Rule 13a-14(a)/15d-14(a) Certification of Phillippe Lord, Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Hilla Sferruzza, Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.0	The following financial statements from the Meritage Homes Corporation Quarterly Report on Form 10-Q as of and for the three months ended March 31, 2021 were formatted in Inline XBRL (Extensible Business Reporting Language); (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Income Statements, (iii) Unaudited Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Consolidated Financial Statements.

104.0	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL.