Form 10-Q
period 2021-06-30
Meritage Homes CORP
filed 2021-07-30
CIK 833079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by a checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Common shares outstanding as of July 26, 2021: 37,646,856

MERITAGE HOMES CORPORATION
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30, 2021	December 31, 2020
Assets
Cash and cash equivalents	$684,374	$745,621
Other receivables	131,104	98,573
Real estate	3,251,787	2,778,039
Deposits on real estate under option or contract	74,397	59,534
Investments in unconsolidated entities	3,943	4,350
Property and equipment, net	36,224	38,933
Deferred tax assets, net	33,502	36,040
Prepaids, other assets and goodwill	106,222	103,308
Total assets	$4,321,553	$3,864,398
Liabilities
Accounts payable	$215,221	$175,250
Accrued liabilities	282,762	296,121
Home sale deposits	33,958	25,074
Loans payable and other borrowings	19,534	23,094
Senior notes, net	1,141,934	996,991
Total liabilities	1,693,409	1,516,530
Stockholders’ Equity
Preferred stock, par value $0.01. Authorized 10,000,000 shares; none issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Common stock, par value $0.01. Authorized 125,000,000 shares; 37,646,856 and 37,512,127 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	376	375
Additional paid-in capital	436,805	455,762
Retained earnings	2,190,963	1,891,731
Total stockholders’ equity	2,628,144	2,347,868
Total liabilities and stockholders’ equity	$4,321,553	$3,864,398
See accompanying notes to unaudited consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Homebuilding:
Home closing revenue	$1,264,643	$1,031,591	$2,344,625	$1,922,008
Land closing revenue	12,956	1,488	16,755	12,084
Total closing revenue	1,277,599	1,033,079	2,361,380	1,934,092
Cost of home closings	(919,342)	(810,895)	(1,732,669)	(1,522,952)
Cost of land closings	(13,288)	(2,936)	(16,540)	(13,149)
Total cost of closings	(932,630)	(813,831)	(1,749,209)	(1,536,101)
Home closing gross profit	345,301	220,696	611,956	399,056
Land closing gross (loss)/profit	(332)	(1,448)	215	(1,065)
Total closing gross profit	344,969	219,248	612,171	397,991
Financial Services:
Revenue	5,665	4,478	10,416	8,390
Expense	(2,367)	(1,758)	(4,538)	(3,493)
Earnings from financial services unconsolidated entities and other, net	1,317	1,069	2,497	1,730
Financial services profit	4,615	3,789	8,375	6,627
Commissions and other sales costs	(73,889)	(70,408)	(141,633)	(131,581)
General and administrative expenses	(43,156)	(36,176)	(81,105)	(70,346)
Interest expense	(77)	(2,105)	(167)	(2,121)
Other income, net	1,377	1,514	2,175	2,125
Loss on early extinguishment of debt	(18,188)	—	(18,188)	—
Earnings before income taxes	215,651	115,862	381,628	202,695
Provision for income taxes	(48,262)	(25,184)	(82,396)	(40,865)
Net earnings	$167,389	$90,678	$299,232	$161,830
Earnings per common share:
Basic	$4.43	$2.41	$7.93	$4.28
Diluted	$4.36	$2.38	$7.80	$4.20
Weighted average number of shares:
Basic	37,818	37,599	37,731	37,842
Diluted	38,377	38,169	38,357	38,512

See accompanying notes to unaudited consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net earnings	$299,232	$161,830
Adjustments to reconcile net earnings to net cash (used in)/provided by operating activities:
Depreciation and amortization	13,414	14,551
Stock-based compensation	8,590	9,594
Loss on early extinguishment of debt	18,188	—
Equity in earnings from unconsolidated entities	(1,807)	(1,691)
Distributions of earnings from unconsolidated entities	2,215	1,491
Other	2,266	2,548
Changes in assets and liabilities:
(Increase)/decrease in real estate	(469,733)	9,655
(Increase)/decrease in deposits on real estate under option or contract	(14,863)	2,225
(Increase)/decrease in other receivables, prepaids and other assets	(36,390)	3,469
Increase in accounts payable and accrued liabilities	26,532	34,772
Increase/(decrease) in home sale deposits	8,884	(999)
Net cash (used in)/provided by operating activities	(143,472)	237,445
Cash flows from investing activities:
Investments in unconsolidated entities	(1)	(3)
Distributions of capital from unconsolidated entities	—	1,000
Purchases of property and equipment	(10,970)	(10,343)
Proceeds from sales of property and equipment	292	259
Maturities/sales of investments and securities	2,697	632
Payments to purchase investments and securities	(2,697)	(632)
Net cash used in investing activities	(10,679)	(9,087)
Cash flows from financing activities:
Repayment of loans payable and other borrowings	(5,758)	(2,389)
Repayment of senior notes	(317,690)	—
Proceeds from issuance of senior notes	450,000	—
Payment of debt issuance costs	(6,102)	—
Repurchase of shares	(27,546)	(60,813)
Net cash provided by/(used in) financing activities	92,904	(63,202)
Net (decrease)/increase in cash and cash equivalents	(61,247)	165,156
Cash and cash equivalents, beginning of period	745,621	319,466
Cash and cash equivalents, end of period	$684,374	$484,622
See Supplemental Disclosure of Cash Flow Information in Note 13.
See accompanying notes to unaudited consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION
Organization. Meritage Homes is a leading designer and builder of single-family homes. We primarily build in historically high-growth regions of the United States and offer a variety of homes that are designed for the entry-level and first move-up buyers. We have homebuilding operations in three regions: West, Central and East, which are comprised of nine states: Arizona, California, Colorado, Texas, Florida, Georgia, North Carolina, South Carolina and Tennessee. We also operate a financial services reporting segment. In this segment, we offer title and escrow, mortgage, and insurance services. Carefree Title Agency, Inc. ("Carefree Title"), our wholly-owned title company, provides title insurance and closing/settlement services to our homebuyers. Managing our own title operations allows us greater control over the entire escrow and closing cycles in addition to generating additional revenue. Meritage Homes Insurance Agency, Inc. (“Meritage Insurance"), our wholly-owned insurance broker, works in collaboration with insurance companies nationwide to offer homeowners insurance and other insurance products to our homebuyers. Our financial services operations also provide mortgage services to our homebuyers through an unconsolidated joint venture.
We commenced our homebuilding operations in 1985 through our predecessor company known as Monterey Homes. Meritage Homes Corporation was incorporated in the state of Maryland in 1988 under the name of Homeplex Mortgage Investments Corporation and merged with Monterey Homes in 1996, at which time our name was changed to Monterey Homes Corporation and later ultimately to Meritage Homes Corporation. Since that time, we have engaged in homebuilding and related activities and ceased to operate as a real estate investment trust. Meritage Homes Corporation operates as a holding company and has no independent assets or operations. Its homebuilding construction, development and sales activities are conducted through its subsidiaries. Our homebuilding activities are conducted under the name of Meritage Homes in each of our homebuilding markets. At June 30, 2021, we were actively selling homes in 226 communities, with base prices ranging from approximately $229,000 to $869,000.
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
Cash and Cash Equivalents. Liquid investments with an initial maturity of three months or less are classified as cash equivalents. Amounts in transit from title companies or closing agents for home closings of approximately $77.0 million and $61.3 million are included in cash and cash equivalents at June 30, 2021 and December 31, 2020, respectively.
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
Deposits. Deposits paid related to land option and purchase contracts are recorded and classified as Deposits on real estate under option or contract until the related land is purchased. Deposits are reclassified as a component of real estate inventory at the time the deposit is used to offset the acquisition price of the lots based on the terms of the underlying agreements. To the extent they are non-refundable, deposits are charged to expense if the land acquisition is terminated or no longer considered probable. Since our acquisition contracts typically do not require specific performance, we do not consider such contracts to be contractual obligations to purchase the land and our total exposure under such contracts is limited to the loss of any nonrefundable deposits and any ancillary capitalized costs. Our Deposits on real estate under option or contract were $74.4 million and $59.5 million as of June 30, 2021 and December 31, 2020, respectively.
Goodwill. In accordance with ASC 350, Intangibles, Goodwill and Other ("ASC 350"), we analyze goodwill on an annual basis (or whenever indication of impairment exists) through a qualitative assessment to determine whether it is necessary to perform a goodwill impairment test. ASC 350 states that an entity may assess qualitative factors to determine whether it is necessary to perform a goodwill impairment test. Such qualitative factors include: (1) macroeconomic conditions, such as a deterioration in general economic conditions, (2) industry and market considerations such as deterioration in the environment in which the entity operates, (3) cost factors such as increases in raw materials, labor costs, etc., and (4) overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings. If the qualitative analysis determines that additional impairment testing is required, a two-step impairment test in accordance with ASC 350 would be initiated. We continually evaluate our qualitative inputs to assess whether events and circumstances have occurred that indicate the goodwill balance may not be recoverable. See Note 9 for additional information on our goodwill assets.
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
The table below outlines our ROU assets and lease liabilities (in thousands):

	As of
	June 30, 2021	December 31, 2020
ROU assets	$18,546	$21,624
Lease liabilities	24,439	28,254

Off-Balance Sheet Arrangements - Joint Ventures. We may participate in land development joint ventures as a means of accessing larger parcels of land and lot positions, expanding our market opportunities, managing our risk profile, optimizing deal structure for the impacted parties and leveraging our capital base, although our participation in such ventures is currently very limited. See Note 4 for additional discussion of our investments in unconsolidated entities.
Off-Balance Sheet Arrangements - Other. In the normal course of business, we may acquire lots from various development entities pursuant to option and purchase agreements. The purchase price generally approximates the market price at the date the contract is executed (with possible future escalators). See Note 3 for additional information on these off-balance sheet arrangements.
Surety Bonds and Letters of Credit. We provide surety bonds or letters of credit in support of our obligations relating to the development of our projects and other corporate purposes in lieu of cash deposits. The amount of these obligations outstanding at any time varies depending on the stage and level of our development activities. Bonds are generally not wholly released until all development activities under the bond are complete. In the event a bond or letter of credit is drawn upon, we would be obligated to reimburse the issuer for any amounts advanced under the bond or letter of credit. We believe it is unlikely that any significant amounts of these bonds or letters of credit will be drawn upon.
The table below outlines our surety bond and letter of credit obligations (in thousands):

	As of
	June 30, 2021		December 31, 2020
	Outstanding	Estimated work remaining to complete	Outstanding	Estimated work remaining to complete
Sureties:
Sureties related to owned projects and lots under contract	$612,942	$326,213	$478,788	$216,708
Total Sureties	$612,942	$326,213	$478,788	$216,708
Letters of Credit (“LOCs”):
LOCs for land development	70,745	N/A	93,661	N/A
LOCs for general corporate operations	3,375	N/A	3,750	N/A
Total LOCs	$74,120	N/A	$97,411	N/A

Accrued Liabilities. Accrued liabilities at June 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	As of
	June 30, 2021	December 31, 2020
Accruals related to real estate development and construction activities	$106,766	$92,701
Payroll and other benefits	68,150	88,337
Accrued interest	7,280	8,457
Accrued taxes	29,695	34,373
Warranty reserves	25,065	23,743
Lease liabilities	24,439	28,254
Other accruals	21,367	20,256
Total	$282,762	$296,121

Warranty Reserves. We provide home purchasers with limited warranties against certain building defects and we have certain obligations related to those post-construction warranties for closed homes. The specific terms and conditions of these limited warranties vary by state, but overall the nature of the warranties include a complete workmanship and materials warranty for the first year after the close of the home, a major mechanical warranty for two years after the close of the home and a structural warranty that typically extends up to 10 years after the close of the home. With the assistance of an actuary, we have estimated the reserves for the structural warranty based on the number of homes still under warranty and our historical data and trends for our communities. We may use industry data with respect to similar product types and geographic areas in markets where our experience is incomplete to draw a meaningful conclusion. We regularly review our warranty reserves and adjust them, as necessary, to reflect changes in trends as information becomes available. Based on such reviews of warranty costs incurred, we did not adjust the warranty reserve balance in the three or six months ended June 30, 2021 or 2020. Included in the warranty reserve balances at June 30, 2021 and December 31, 2020 reflected in the table below are case-specific reserves for a warranty matter related to alleged stucco defects in certain Florida homes we constructed between 2006 and 2016 and water drainage issues in a single community in Florida. See Note 15 for additional information regarding these case-specific reserves.
A summary of changes in our warranty reserves follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Balance, beginning of period	$23,767	$22,090	$23,743	$22,015
Additions to reserve from new home deliveries	4,514	4,218	8,324	8,028
Warranty claims	(3,216)	(4,730)	(7,002)	(8,465)
Adjustments to pre-existing reserves	—	—	—	—
Balance, end of period	$25,065	$21,578	$25,065	$21,578
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
Home closing and land sale revenue expected to be recognized in any future year related to remaining performance obligations (if any) and the associated contract liabilities expected to be recognized as revenue, excluding revenue pertaining to contracts that have an original expected duration of one year or less, is not material. Revenue from financial services includes estimated future insurance policy renewal commissions as our performance obligations are satisfied upon issuance of the initial policy with a third party broker. The related contract assets for these estimated future renewal commissions are not material at June 30, 2021 and December 31, 2020. Our three sources of revenue are disaggregated by type in the accompanying unaudited consolidated income statements.

Recent Accounting Pronouncements.
In December 2019, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12"), which simplifies the accounting for income taxes by eliminating certain exceptions within Accounting Standards Codification Topic 740, Income Taxes, and clarifying other areas of existing guidance. ASU 2019-12 was effective for us on January 1, 2021, and the adoption did not have a material impact on our financial statements or financial statement disclosures.

NOTE 2 — REAL ESTATE AND CAPITALIZED INTEREST
Real estate consists of the following (in thousands):

	As of
	June 30, 2021	December 31, 2020
Homes under contract under construction (1)	$1,069,511	$873,365
Unsold homes, completed and under construction (1)	353,047	357,861
Model homes (1)	73,846	82,502
Finished home sites and home sites under development (2) (3)	1,755,383	1,464,311
Total	$3,251,787	$2,778,039

(1)Includes the allocated land and land development costs associated with each lot for these homes.
(2)Includes raw land, land held for development and land held for sale, less impairments, if any. Land held for development primarily represents land and land development costs related to land where development activity is not currently underway but is expected to begin in the future. For these parcels, we have chosen not to currently develop certain land holdings as they typically represent a portion or phases of a larger land parcel that we plan to build out over several years. We do not capitalize interest for inactive assets, and all ongoing costs of land ownership (i.e. property taxes, homeowner association dues, etc.) are expensed as incurred.
(3)Includes land held for sale of $29.9 million and $72.7 million as of June 30, 2021 and December 31, 2020, respectively.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Capitalized interest, beginning of period	$57,540	$78,162	$58,940	$82,014
Interest incurred	16,321	17,550	32,413	34,085
Interest expensed	(77)	(2,105)	(167)	(2,121)
Interest amortized to cost of home and land closings	(17,074)	(20,725)	(34,476)	(41,096)
Capitalized interest, end of period	$56,710	$72,882	$56,710	$72,882

NOTE 3 — VARIABLE INTEREST ENTITIES AND CONSOLIDATED REAL ESTATE NOT OWNED
We enter into purchase and option agreements for land or lots as part of the normal course of business. These purchase and option agreements enable us to acquire properties at one or multiple future dates at pre-determined prices. We believe these acquisition structures reduce our financial risk associated with land acquisitions and allow us to better leverage our balance sheet. In accordance with ASC 810, Consolidation, we evaluate all purchase and option agreements for land to determine whether they are a variable interest entity ("VIE"), and if so, whether we are the primary beneficiary. Although we do not have legal title to the underlying land, if we are the primary beneficiary we are required to consolidate the VIE in our financial statements and reflect such assets and liabilities as Real estate not owned. As a result of our analyses, we determined that as of June 30, 2021 and December 31, 2020, we were not the primary beneficiary of any VIEs from which we have acquired rights to land or lots under option contracts.
The table below presents a summary of our lots under option at June 30, 2021 (dollars in thousands):

	Projected Number of Lots	Purchase Price	Option/ Earnest Money Deposits–Cash
Purchase and option contracts recorded on balance sheet as Real estate not owned	—	$—	$—
Option contracts — non-refundable deposits, committed (1)	8,901	469,798	38,094
Purchase contracts — non-refundable deposits, committed (1)	11,871	359,331	28,600
Purchase and option contracts —refundable deposits, committed	2,650	89,326	886
Total committed	23,422	918,455	67,580
Purchase and option contracts — refundable deposits, uncommitted (2)	27,311	733,026	6,817
Total lots under contract or option	50,733	$1,651,481	$74,397
Total purchase and option contracts not recorded on balance sheet (3)	50,733	$1,651,481	$74,397	(4)

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
(4)Amount is reflected on our unaudited consolidated balance sheets in Deposits on real estate under option or contract as of June 30, 2021.
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

NOTE 4 - INVESTMENTS IN UNCONSOLIDATED ENTITIES
We may enter into joint ventures as a means of accessing larger parcels of land, expanding our market opportunities, managing our risk profile, optimizing deal structure for the impacted parties and leveraging our capital base. While purchasing land through a joint venture can be beneficial, currently we do not view joint ventures as critical to the success of our homebuilding operations. Our joint venture partners are generally other homebuilders, land sellers or other real estate investors. We generally do not have a controlling interest in these ventures, which means our joint venture partners could cause the venture to take actions we disagree with or fail to take actions we believe should be undertaken, including the sale of the underlying property to repay debt or recoup all or part of the partners' investments. Based on the structure of each joint venture, it may or may not be consolidated into our results. As of June 30, 2021, we had one active equity-method land joint venture with limited operations.

As of June 30, 2021, we also participated in one mortgage joint venture, which is engaged in mortgage activities and primarily provides services to our homebuyers. Our investment in this mortgage joint venture as of June 30, 2021 and December 31, 2020 was $0.7 million and $1.0 million, respectively.

Summarized condensed combined financial information related to unconsolidated joint ventures that are accounted for using the equity method was as follows (in thousands):

	As of
	June 30, 2021	December 31, 2020
Assets:
Cash	$3,949	$4,656
Real estate	5,729	5,745
Other assets	4,524	5,118
Total assets	$14,202	$15,519
Liabilities and equity:
Accounts payable and other liabilities	$4,525	$5,588
Equity of:
Meritage (1)	5,195	5,330
Other	4,482	4,601
Total liabilities and equity	$14,202	$15,519

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$10,108	$10,550	$19,103	$17,273
Costs and expenses	(8,404)	(7,944)	(16,529)	(13,807)
Net earnings of unconsolidated entities	$1,704	$2,606	$2,574	$3,466
Meritage’s share of pre-tax earnings (1) (2)	$1,057	$1,048	$1,807	$1,735

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

NOTE 5 — LOANS PAYABLE AND OTHER BORROWINGS
Loans payable and other borrowings consist of the following (in thousands):

	As of
	June 30, 2021	December 31, 2020
Other borrowings, real estate notes payable (1)	$19,534	$23,094
$780.0 million unsecured revolving credit facility with interest approximating LIBOR (approximately 0.10% at June 30, 2021) plus 1.375% or Prime (3.25% at June 30, 2021) plus 0.375%	—	—
Total	$19,534	$23,094
(1)Reflects balance of non-recourse notes payable in connection with land purchases.

The Company entered into an amended and restated unsecured revolving credit facility ("Credit Facility") in 2014 that has been amended from time to time. In December 2020, the Credit Facility was amended to extend the maturity date to December 22, 2025 and provide for the replacement of LIBOR in the event such reference rate is no longer available. The Credit Facility's aggregate commitment is $780.0 million with an accordion feature permitting the size of the facility to increase to a maximum of $880.0 million, subject to certain conditions, including the availability of additional bank commitments. Borrowings under the Credit Facility are unsecured, but availability is subject to, among other things, a borrowing base. The Credit Facility also contains certain financial covenants, including (a) a minimum tangible net worth requirement of $1.5 billion (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings), and (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 60%. In addition, we are required to maintain either (i) an interest coverage ratio (EBITDA to interest expense, as defined therein) of at least 1.50 to 1.00 or (ii) liquidity (as defined therein) of an amount not less than our consolidated interest incurred during the trailing 12 months. We were in compliance with all Credit Facility covenants as of June 30, 2021.
We had no outstanding borrowings under the Credit Facility as of June 30, 2021 and December 31, 2020. There were no borrowings or repayments during the three and six months ended June 30, 2021. During the first quarter of 2020 we borrowed $500.0 million on our Credit Facility in connection with the perceived potential instability of the financial markets around the COVID-19 pandemic, which we repaid in full during the second quarter of 2020. As of June 30, 2021, we had outstanding letters of credit issued under the Credit Facility totaling $74.1 million, leaving $705.9 million available under the Credit Facility to be drawn.

NOTE 6 — SENIOR NOTES, NET
Senior notes, net consist of the following (in thousands):

	As of
	June 30, 2021	December 31, 2020
7.00% senior notes due 2022	$—	$300,000
6.00% senior notes due 2025. At June 30, 2021 and December 31, 2020 there was approximately $3,204 and $3,614 in net unamortized premium, respectively.	403,204	403,614
5.125% senior notes due 2027	300,000	300,000
3.875% senior notes due 2029	450,000	—
Net debt issuance costs	(11,270)	(6,623)
Total	$1,141,934	$996,991
The indentures for all of our senior notes contain non-financial covenants including, among others, limitations on the amount of secured debt we may incur, and limitations on sale and leaseback transactions and mergers. We were in compliance with all such covenants as of June 30, 2021.
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
In April 2021, we completed an offering of $450.0 million aggregate principal amount of 3.875% Senior Notes due 2029. We used a portion of the net proceeds from this offering to redeem all $300.0 million aggregate principal outstanding of our 7.00% Senior Notes due 2022, incurring $18.2 million in early debt extinguishment charges in the three and six months ended June 30, 2021, reflected as Loss on early extinguishment of debt in the accompanying unaudited consolidated income statements.

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
Financial Instruments: The fair value of our fixed-rate debt is derived from quoted market prices by independent dealers (Level 2 inputs as per the discussion above) and is as follows (in thousands):

	As of
	June 30, 2021		December 31, 2020
	Aggregate Principal	Estimated Fair Value	Aggregate Principal	Estimated Fair Value
7.00% senior notes due 2022	$—	$—	$300,000	$319,758
6.00% senior notes due 2025	$400,000	$456,800	$400,000	$451,913
5.125% senior notes due 2027	$300,000	$337,140	$300,000	$333,328
3.875% senior notes due 2029	$450,000	$465,750	$—	$—
Due to the short-term nature of other financial assets and liabilities, including our Loans payable and other borrowings, we consider the carrying amounts of our other short-term financial instruments to approximate fair value.

NOTE 8 — EARNINGS PER SHARE
Basic and diluted earnings per common share were calculated as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Basic weighted average number of shares outstanding	37,818	37,599	37,731	37,842
Effect of dilutive securities:
Unvested restricted stock	559	570	626	670
Diluted average shares outstanding	38,377	38,169	38,357	38,512
Net earnings	$167,389	$90,678	$299,232	$161,830
Basic earnings per share	$4.43	$2.41	$7.93	$4.28
Diluted earnings per share	$4.36	$2.38	$7.80	$4.20

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

A summary of the carrying amount of goodwill follows (in thousands):

	West	Central	East	Financial Services	Corporate	Total
Balance at December 31, 2020	$—	$—	$32,962	$—	$—	$32,962
Additions	—	—	—	—	—	—
Balance at June 30, 2021	$—	$—	$32,962	$—	$—	$32,962

NOTE 10 — STOCKHOLDERS’ EQUITY
A summary of changes in stockholders’ equity is presented below (in thousands):

	Six Months Ended June 30, 2021
	(In thousands)
	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2020	37,512	$375	$455,762	$1,891,731	$2,347,868
Net earnings	—	—	—	131,843	131,843
Stock-based compensation expense	—	—	5,367	—	5,367
Issuance of stock	435	4	(4)	—	—
Share repurchases	(100)	(1)	(8,384)	—	(8,385)
Balance at March 31, 2021	37,847	$378	$452,741	$2,023,574	$2,476,693
Net earnings	—	—	—	167,389	167,389
Stock-based compensation expense	—	—	3,223	—	3,223
Share repurchases	(200)	(2)	(19,159)	—	(19,161)
Balance at June 30, 2021	37,647	$376	$436,805	$2,190,963	$2,628,144

	Six Months Ended June 30, 2020
	(In thousands)
	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2019	38,199	$382	$505,352	$1,468,256	$1,973,990
Net earnings	—	—	—	71,152	71,152
Stock-based compensation expense	—	—	6,437	—	6,437
Issuance of stock	398	4	(4)	—	—
Share repurchases	(1,000)	(10)	(60,803)	—	(60,813)
Balance at March 31, 2020	37,597	$376	$450,982	$1,539,408	$1,990,766
Net earnings	—	—	—	90,678	90,678
Stock-based compensation expense	—	—	3,157	—	3,157
Issuance of stock	6	1	(1)	—	—
Balance at June 30, 2020	37,603	$377	$454,138	$1,630,086	$2,084,601

NOTE 11 — STOCK BASED AND DEFERRED COMPENSATION

We have a stock compensation plan, the Meritage Homes Corporation 2018 Stock Incentive Plan (the “2018 Plan"), that was approved by our Board of Directors and our stockholders and adopted in May 2018. The 2018 Plan is administered by our Board of Directors and allows for the grant of stock appreciation rights, restricted stock awards, restricted stock units, performance share awards and performance-based awards in addition to non-qualified and incentive stock options. All available shares from expired, terminated, or forfeited awards that remained under prior plans were merged into and became available for grant under the 2018 Plan. The 2018 Plan authorizes awards to officers, key employees, non-employee directors and consultants. The 2018 Plan authorizes 6,600,000 shares of stock to be awarded, of which 1,029,153 shares remain available for grant at June 30, 2021. We believe that such awards provide a means of performance-based compensation to attract and retain qualified employees and better align the interests of our employees with those of our stockholders. Non-vested stock awards are usually granted with a five-year ratable vesting period for employees, a three-year cliff vesting for both non-vested stock and performance-based awards granted to senior executive officers and either a three-year cliff vesting or one-year vesting for non-employee directors, dependent on their start date.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock-based compensation expense	$3,223	$3,157	$8,590	$9,594
Non-vested shares granted	—	—	221,552	223,481
Performance-based non-vested shares granted	—	—	46,593	56,139
Performance-based shares issued in excess of target shares granted (1)	—	—	37,425	24,054
Restricted stock awards vested (includes performance-based awards)	—	6,060	434,729	404,406
(1)Performance-based shares that vested and were issued as a result of performance achievement exceeding the originally established targeted number of shares related to respective performance metrics.
The following table includes additional information regarding our stock compensation plan (dollars in thousands):

	As of
	June 30, 2021	December 31, 2020
Unrecognized stock-based compensation cost	$35,022	$22,687
Weighted average years expense recognition period	2.15	2.01
Total equity awards outstanding (1)	932,589	1,098,545
(1)Includes unvested restricted stock, performance-based awards (assuming 100% payout) and restricted stock units.
We also offer a non-qualified deferred compensation plan ("deferred compensation plan") to highly compensated employees in order to allow them additional pre-tax income deferrals above and beyond the limits that qualified plans, such as 401(k) plans, impose on highly compensated employees. We do not currently offer a contribution match on the deferred compensation plan. All contributions to the plan to date have been funded by the employees and, therefore, we have no associated expense related to the deferred compensation plan for the three or six months ended June 30, 2021 or 2020, other than minor administrative costs.

NOTE 12 — INCOME TAXES
Components of the income tax provision are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Federal	$38,713	$20,528	$67,826	$32,902
State	9,549	4,656	14,570	7,963
Total	$48,262	$25,184	$82,396	$40,865

The effective tax rate for the three and six months ended June 30, 2021 was 22.4% and 21.6%, and for the three and six months ended June 30, 2020 was 21.7% and 20.2%, respectively. The tax rate for the three and six months ended June 30, 2021 reflects credits earned under the Internal Revenue Code ("IRC") §45L new energy efficient homes credit, which was enacted into law under the Taxpayer Certainty and Disaster Tax Relief Act of 2019 and subsequently extended through the end of 2021 by enactment of the Taxpayer Certainty and Disaster Tax Relief Act of 2020. The tax rate at June 30, 2021 also reflects higher non-deductible senior executive officer stock-based compensation.
At June 30, 2021 and December 31, 2020, we have no unrecognized tax benefits. We believe that our current income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change. Our policy is to accrue interest and penalties on unrecognized tax benefits and include them in federal income tax expense.
We determine our deferred tax assets and liabilities in accordance with ASC 740, Income Taxes. We evaluate our deferred tax assets, including the benefit from net operating losses ("NOLs"), by jurisdiction to determine if a valuation allowance is required. Companies must assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. This assessment considers, among other matters, the nature, frequency and severity of cumulative losses, forecasts of future profitability, the length of statutory carry forward periods, experiences with operating losses and experiences of utilizing tax credit carry forwards and tax planning alternatives. We have no valuation allowance on our deferred tax assets or NOL carryovers at June 30, 2021.
At June 30, 2021, we have income taxes payable of $21.0 million and income taxes receivable of $0.7 million. The income taxes payable primarily consists of current federal and state tax accruals, net of current energy tax credits and estimated tax payments. This amount is recorded in Accrued liabilities on the accompanying unaudited consolidated balance sheets at June 30, 2021. The income taxes receivable primarily consists of additional energy tax credits claimed by amending prior year tax returns and is recorded in Other receivables on the accompanying unaudited consolidated balance sheets at June 30, 2021.
We conduct business and are subject to tax in the U.S. both federally and in several states. With few exceptions, we are no longer subject to U.S. federal, state, or local income tax examinations by taxing authorities for years prior to 2016. We have no federal or state income tax examinations being conducted at this time.
The future tax benefits from NOLs, built-in losses, and tax credits would be materially reduced or potentially eliminated if we experience an “ownership change” as defined under IRC §382. Based on our analysis performed as of June 30, 2021 we do not believe that we have experienced an ownership change. As a protective measure, our stockholders held a Special Meeting of Stockholders on February 16, 2009 and approved an amendment to our Articles of Incorporation that restricts certain transfers of our common stock. The amendment is intended to help us avoid an unintended ownership change and thereby preserve the value of any tax benefit for future utilization.

NOTE 13 — SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
The following table presents certain supplemental cash flow information (in thousands):

	Six Months Ended June 30,
	2021	2020
Cash paid during the year for:
Interest, net of interest capitalized	$227	$1,089
Income taxes paid	$83,127	$—
Non-cash operating activities:
Real estate acquired through notes payable	$2,198	$402

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
The following segment information is in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Homebuilding revenue (1):
West	$452,165	$382,245	$845,595	$764,493
Central	403,838	296,357	726,022	556,484
East	421,596	354,477	789,763	613,115
Consolidated total	$1,277,599	$1,033,079	$2,361,380	$1,934,092
Homebuilding segment operating income:
West	$78,938	$44,742	$143,189	$86,636
Central	84,965	37,895	141,958	66,814
East	73,477	37,791	123,656	59,552
Total homebuilding segment operating income	237,380	120,428	408,803	213,002
Financial services segment profit	4,615	3,789	8,375	6,627
Corporate and unallocated costs (2)	(9,456)	(7,764)	(19,370)	(16,938)
Interest expense	(77)	(2,105)	(167)	(2,121)
Other income, net	1,377	1,514	2,175	2,125
Loss on early extinguishment of debt	(18,188)	—	(18,188)	—
Net earnings before income taxes	$215,651	$115,862	$381,628	$202,695

(1)Homebuilding revenue includes the following land closing revenue, by segment, as outlined in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Land closing revenue:
West	$12,956	$456	$12,956	$4,974
Central	—	382	3,799	4,600
East	—	650	—	2,510
Total	$12,956	$1,488	$16,755	$12,084
(2)Balance consists primarily of corporate costs and numerous shared service functions such as finance and treasury that are not allocated to the homebuilding or financial services reporting segments.

	At June 30, 2021
	West		Central		East		Financial Services	Corporate and Unallocated		Total
Deposits on real estate under option or contract	$27,918		$14,214		$32,265		$—	$—		$74,397
Real estate	1,395,152		952,733		903,902		—	—		3,251,787
Investments in unconsolidated entities	207		3,002		—		—	734		3,943
Other assets	59,078	(1)	162,813	(2)	75,701	(3)	641	693,193	(4)	991,426
Total assets	$1,482,355		$1,132,762		$1,011,868		$641	$693,927		$4,321,553

(1)Balance consists primarily of cash and cash equivalents, development reimbursements from local municipalities and property and equipment.
(2)Balance consists primarily of cash and cash equivalents, development reimbursements from local municipalities and prepaid expenses and other assets.
(3)Balance consists primarily of cash and cash equivalents, goodwill, prepaid expenses and other assets and property and equipment.
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
(3)Balance consists primarily of cash and cash equivalents, goodwill, prepaids and other assets and property and equipment.
(4)Balance consists primarily of cash and cash equivalents, deferred tax assets and prepaids and other assets.

NOTE 15 — COMMITMENTS AND CONTINGENCIES
We are involved in various routine legal and regulatory proceedings, including, without limitation, claims and litigation alleging construction defects. In general, the proceedings are incidental to our business, and most exposure is subject to and should be covered by warranty and indemnity obligations of our consultants and subcontractors. Additionally, some such claims are also covered by insurance. With respect to the majority of pending litigation matters, our ultimate legal and financial responsibility, if any, cannot be estimated with certainty and, in most cases, any potential losses related to these matters are not considered probable. Historically, most disputes regarding warranty claims are resolved prior to litigation. We believe there are no pending legal or warranty matters as of June 30, 2021 that could have a material adverse impact upon our consolidated financial condition, results of operations or cash flows that have not been sufficiently reserved.

As discussed in Note 1 under the heading “Warranty Reserves”, we have case specific reserves within our $25.1 million of total warranty reserves related to alleged stucco defects in certain Florida homes we constructed between 2006 and 2016 and for water drainage issues in a single community in Florida that we developed in 2016. Our review and handling of these two matters is ongoing and our estimate of and reserves for resolving these matters is based on internal data, our judgement and various assumptions and estimates. Due to the degree of judgment and the potential for variability in our underlying assumptions and data, as we obtain additional information, we may revise our estimates and thus our related reserves. As of June 30, 2021, after considering potential recoveries from the consultants and contractors involved and their insurers and the potential recovery under our general liability insurance policies, we believe our reserves are sufficient to cover the above mentioned matters. See Note 1 for information related to our warranty obligations.

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

The words “believe,” “expect,” “anticipate,” “forecast,” “plan,” “intend,” "may," "will," "should," "could," “estimate,” “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. All statements we make other than statements of historical fact are forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Forward-looking statements in this Quarterly Report include: statements concerning our expectations for our financial results, business, operations, housing demand and the economy and society in general; trends and economic factors in the homebuilding industry in general, and our markets and results specifically, including the impact thereon of COVID-19; our goals, strategies and strategic initiatives and the anticipated benefits relating thereto; our intentions and the expected benefits and advantages of our product and land positioning strategies, including with respect to our focus on the entry-level and first move-up buyer and housing demand for affordable homes; supply chain constraints and construction cycle times; the timing and targeted number of new community openings in 2021 and beyond; demand and pricing trends in the short-term throughout our geographies; that we may opportunistically repurchase or redeem our debt; the benefits of our land acquisition strategy and structures, including the use and the benefits of option contracts; our expectation that existing guarantees, letters of credit and performance and surety bonds will not be drawn on; the adequacy of our insurance coverage and warranty reserves; the expected outcome of legal proceedings we are involved in and the sufficiency of our reserves relating thereto; seasonality; our ability and willingness to acquire land under option or contract; our strategy and trends and expectations concerning sales prices, sales pace, closings, orders, cancellations, land investments and spend, material and labor costs for land development and home construction, gross margins, gross profit, revenues, general and administrative expenses, net earnings, operating leverage, backlog and backlog conversion, land prices, changes in and location of active communities, and the amount, type and timing of new community openings; our future cash needs; the impact of new accounting standards; that we may seek to raise additional debt and equity capital; our intentions regarding the payment of dividends and the use of derivative contracts; our perceptions about the importance of joint ventures to our business; and the impact of changes in interest rates.

Important factors that could cause actual results to differ materially from those in forward-looking statements, and that could negatively affect our business include, but are not limited to, the following: changes in interest rates and the availability and pricing of residential mortgages; inflation in the cost of materials used to develop communities and construct homes; supply chain constraints; our ability to obtain performance and surety bonds in connection with our development work; the ability of our potential buyers to sell their existing homes; legislation related to tariffs; the adverse effect of slow absorption rates; impairments of our real estate inventory; cancellation rates; competition; home warranty and construction defect claims; failures in health and safety performance; fluctuations in quarterly operating results; our level of indebtedness; our ability to obtain financing if our credit ratings are downgraded; our potential exposure to and impacts from natural disasters or severe weather conditions; the availability and cost of finished lots and undeveloped land; the success of our strategy to offer and market entry-level and first move-up homes; a change to the feasibility of projects under option or contract that could result in the write-down or write-off of earnest or option deposits; our limited geographic diversification; the replication of our energy-efficient technologies by our competitors; shortages in the availability and cost of subcontract labor; our exposure to information technology failures and security breaches and the impact thereof; the loss of key personnel; changes in tax laws that adversely impact us or our homebuyers; our inability to prevail on contested tax positions; failure to comply with laws and regulations; our compliance with government regulations; negative publicity that affects our reputation; disruptions to our business by COVID-19, fear of a similar event, and measures that federal, state and local governments and/or health authorities implement to address it; and other factors identified in documents filed by the Company with the Securities and Exchange Commission, including those set forth in this Form 10-Q and our Form 10-K for the year ended December 31, 2020 under the caption "Risk Factors."
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
Housing market conditions in the second quarter of 2021 remained strong, driven by the demand created by continuing low interest rates, a limited supply of available homes, and an increased desire for healthier, safer homes with indoor space to accommodate work and school from home needs. We believe the needs of both the millennial and baby boomer generations support a continued elevated level of demand over the next several years, although individual market results will vary in response to each respective market's economic factors but will likely taper to a normalized pace in the near term. Our strategy to provide buyers with affordable, quick move-in ready homes has positioned us to take full advantage of the current market, resulting in the highest second quarter closing volume and the highest quarterly home closing gross margin in the Company's history.

In addition to our strong growth in closings and profitability during the second quarter of 2021, we made notable progress on our goals for community count growth. As of June 30, 2021, we had 226 active communities, up from 203 at March 31, 2021, although down from June 30, 2020 due to the sustained accelerated orders pace throughout 2020 and into 2021. Ongoing pandemic-related supply chain disruptions combined with over a year of sustained demand have resulted in some production constraints for the homebuilding industry. As a result of these constraints, we experienced construction cycle delays of approximately four weeks from our typical construction cycle times during the current quarter, which impacted both orders and closings. We were able to successfully navigate these supply-chain challenges by working with our long-term trade partners to minimize the impact on our production, where possible, and were able to close 3,273 homes, our highest second quarter closing volume in history, while also seeing an increase in our average absorption pace year-over-year, even as we metered the number of homes available for sale to align with the current production constraints.
Summary Company Results

Total home closing revenue was $1.3 billion on 3,273 homes closed for the three months ended June 30, 2021 compared to $1.0 billion on 2,770 homes closed for the second quarter of 2020, 22.6% and 18.2% increases, respectively. In addition to higher home closing revenue, we achieved our highest home closing gross margin in Company history of 27.3%, a 590 basis point increase year-over-year that resulted in a $124.6 million increase in home closing gross profit to $345.3 million compared to $220.7 million in the second quarter of 2020. This improvement was due to pricing power from strong buyer demand, combined with leverage of overhead costs on higher volumes, which have more than offset the impact of rising material costs, particularly lumber. As a result of rising sales prices, our consolidated average sales price ("ASP") on home closings is up 3.8% year-over-year, despite our shift in product mix toward entry-level homes. Interest expense decreased year-over-year by $2.0 million as we benefited from lower interest rates as a result of our debt refinancing in April 2021. As a result of this refinancing transaction, we recognized an $18.2 million loss on early extinguishment of debt (see Note 6 in the accompanying unaudited financial statements for additional information). Earnings before income taxes improved by $99.8 million year-over-year to $215.7 million for the second quarter of 2021. These improved year-over-year results combined with our effective income tax rate of 22.4% as compared to 21.7% in the prior year period led to net earnings of $167.4 million in the second quarter of 2021 versus $90.7 million in the second quarter of 2020. For the six months ended June 30, 2021, home closing revenue was $2.3 billion on 6,163 homes closed, 22.0% and 21.2% increases over 2020, respectively. Similar to the second quarter, year-to-date results reflect an increase of $212.9 million in home closing gross profit versus the six months ended June 30, 2020. Higher gross profit and lower interest expense were partially offset by the loss on early extinguishment of debt and a slightly higher effective tax rate of 21.6%, leading to net income of $299.2 million for the six months ended June 30, 2021 compared to $161.8 million for the 2020 period.

Order volume declined slightly by 1.5% in the three months ended June 30, 2021 compared to the same period in 2020, due to 10.3% fewer active communities open for sales, which was almost fully offset by an increase in per community orders pace of 5.5 in the second quarter 2021 compared to 5.0 in the second quarter 2020. Due to an 18.0% increase in ASP, order value increased $209.2 million, or 16.2%. Our order cancellation rate dropped to 8% for the second quarter of 2021 compared to 15% for the prior year period. For the six months ended June 30, 2021, home orders and home order value increased 4.5% and 15.3%, respectively, over the prior year, and our order cancellation rate dropped to 9% compared to 14% for the prior year period. We ended the second quarter of 2021 with 5,509 homes in backlog valued at $2.3 billion, a 25.3% increase in units and a 40.6% increase in value over June 30, 2020.

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
•Continuously improving the overall home buying experience through simplification and innovation. Studio M streamlines the option selection process for move-up buyers, while all of our LiVE.NOW® communities feature interactive technology tools offering homebuyers the ability to electronically search for available homes with their desired home features and based on their preferred availability or move-in dates;
•Leveraging and expanding on technological solutions through digital offerings, including virtual tours in all of our communities for both prospective buyers and home closing walkthroughs, 3-D tours and dynamic floor plans, partial or fully virtual closings in states where such services are permitted, and online scheduling for in-person model home tours and self-guided tours in select locations. Our website also provides a comprehensive online suite of financial services such as mortgage pre-qualifications, on-demand homeowners’ insurance quotes and a warranty portal for our homeowners to submit and track warranty-related matters;
•Increasing homeowner satisfaction by setting industry standards for energy-efficiency and offering healthier homes with enhanced security features. Every new home we construct meets or exceeds ENERGY STAR® standards and comes standard with the MERV-13 air filter, one of the most advanced air filtration systems offered today for residential construction, and a multispeed HVAC system, allowing owners to better manage the comfort of their home while reducing their environmental impact and operating costs. In addition, each of our newly constructed homes includes home automation features through our M.Connected Home™ Automation Suite which includes the Honeywell Pro Series Hub ("the Hub") that allows homeowners to monitor and control key components of their homes, such as Wi-Fi enabled thermostats, garage doors, a video doorbell and smart door locks. We recently partnered with SafeStreets to provide our homebuyers professional installation of various smart home technologies and connectivity to the Hub, training and expanded security options.
•Simplifying our production process to allow us to more efficiently build our homes and reduce our construction costs, which in turn allows us to competitively price our homes and deliver them on a shortened timeline; and
•Improving our home closing gross profit by growing closing volume while streamlining our operations, allowing us to better leverage our overhead;
In order to maintain focus on growing our business, we remain committed to the following:
•Maintaining a healthy order pace through the use of our consumer and market research to build homes that offer our buyers their desired features and amenities;
•Achieving or maintaining a position of at least 5% market share in all of our markets;
•Continuing to innovate and promote our energy efficiency program and our M.Connected Home™ Automation Suite to create differentiation for the Meritage brand;
•Managing construction efficiencies and costs through national and regional vendor relationships with a focus on quality construction and warranty management;
•Carefully managing our liquidity and a strong balance sheet; we ended the quarter with a 30.6% debt-to-capital ratio and a 15.4% net debt-to-capital ratio;
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
Critical Accounting Policies
The accounting policies we deem most critical to us and that involve the most difficult, subjective or complex judgments include revenue recognition, valuation of real estate, warranty reserves and valuation of deferred tax assets. There have been no significant changes to our critical accounting policies during the six months ended June 30, 2021 compared to those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our 2020 Annual Report on Form 10-K.

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

	Three Months Ended June 30,		Quarter over Quarter
	2021	2020	Change $	Change %
Home Closing Revenue
Total
Dollars	$1,264,643	$1,031,591	$233,052	22.6%
Homes closed	3,273	2,770	503	18.2%
Average sales price	$386.4	$372.4	$14.0	3.8%
West Region
Arizona
Dollars	$165,990	$142,359	$23,631	16.6%
Homes closed	481	427	54	12.6%
Average sales price	$345.1	$333.4	$11.7	3.5%
California
Dollars	$198,232	$150,343	$47,889	31.9%
Homes closed	318	247	71	28.7%
Average sales price	$623.4	$608.7	$14.7	2.4%
Colorado
Dollars	$74,987	$89,087	$(14,100)	(15.8)%
Homes closed	145	184	(39)	(21.2)%
Average sales price	$517.2	$484.2	$33.0	6.8%
West Region Totals
Dollars	$439,209	$381,789	$57,420	15.0%
Homes closed	944	858	86	10.0%
Average sales price	$465.3	$445.0	$20.3	4.6%
Central Region - Texas
Central Region Totals
Dollars	$403,838	$295,975	$107,863	36.4%
Homes closed	1,154	914	240	26.3%
Average sales price	$349.9	$323.8	$26.1	8.1%
East Region
Florida
Dollars	$160,377	$138,608	$21,769	15.7%
Homes closed	443	367	76	20.7%
Average sales price	$362.0	$377.7	$(15.7)	(4.2)%
Georgia
Dollars	$62,477	$58,698	$3,779	6.4%
Homes closed	171	166	5	3.0%
Average sales price	$365.4	$353.6	$11.8	3.3%
North Carolina
Dollars	$119,838	$98,738	$21,100	21.4%
Homes closed	330	288	42	14.6%
Average sales price	$363.1	$342.8	$20.3	5.9%
South Carolina
Dollars	$28,209	$30,206	$(1,997)	(6.6)%
Homes closed	81	98	(17)	(17.3)%
Average sales price	$348.3	$308.2	$40.1	13.0%
Tennessee
Dollars	$50,695	$27,577	$23,118	83.8%
Homes closed	150	79	71	89.9%
Average sales price	$338.0	$349.1	$(11.1)	(3.2)%
East Region Totals
Dollars	$421,596	$353,827	$67,769	19.2%
Homes closed	1,175	998	177	17.7%
Average sales price	$358.8	$354.5	$4.3	1.2%

	Six Months Ended June 30,		Quarter over Quarter
	2021	2020	Change $	Change %
Home Closing Revenue
Total
Dollars	$2,344,625	$1,922,008	$422,617	22.0%
Homes closed	6,163	5,086	1,077	21.2%
Average sales price	$380.4	$377.9	$2.5	0.7%
West Region
Arizona
Dollars	$303,258	$293,603	$9,655	3.3%
Homes closed	891	886	5	0.6%
Average sales price	$340.4	$331.4	$9.0	2.7%
California
Dollars	$370,131	$285,145	$84,986	29.8%
Homes closed	595	455	140	30.8%
Average sales price	$622.1	$626.7	$(4.6)	(0.7)%
Colorado
Dollars	$159,250	$180,771	$(21,521)	(11.9)%
Homes closed	320	370	(50)	(13.5)%
Average sales price	$497.7	$488.6	$9.1	1.9%
West Region Totals
Dollars	$832,639	$759,519	$73,120	9.6%
Homes closed	1,806	1,711	95	5.6%
Average sales price	$461.0	$443.9	$17.1	3.9%
Central Region - Texas
Central Region Totals
Dollars	$722,223	$551,884	$170,339	30.9%
Homes closed	2,117	1,688	429	25.4%
Average sales price	$341.2	$326.9	$14.3	4.4%
East Region
Florida
Dollars	$301,205	$232,397	$68,808	29.6%
Homes closed	860	603	257	42.6%
Average sales price	$350.2	$385.4	$(35.2)	(9.1)%
Georgia
Dollars	$117,616	$100,696	$16,920	16.8%
Homes closed	317	281	36	12.8%
Average sales price	$371.0	$358.3	$12.7	3.5%
North Carolina
Dollars	$226,851	$178,155	$48,696	27.3%
Homes closed	629	510	119	23.3%
Average sales price	$360.7	$349.3	$11.4	3.3%
South Carolina
Dollars	$56,055	$47,611	$8,444	17.7%
Homes closed	166	151	15	9.9%
Average sales price	$337.7	$315.3	$22.4	7.1%
Tennessee
Dollars	$88,036	$51,746	$36,290	70.1%
Homes closed	268	142	126	88.7%
Average sales price	$328.5	$364.4	$(35.9)	(9.9)%
East Region Totals
Dollars	$789,763	$610,605	$179,158	29.3%
Homes closed	2,240	1,687	553	32.8%
Average sales price	$352.6	$361.9	$(9.3)	(2.6)%

	Three Months Ended June 30,		Quarter over Quarter
	2021	2020	Change $	Change %
Home Orders (1)
Total
Dollars	$1,499,672	$1,290,454	$209,218	16.2%
Homes ordered	3,542	3,597	(55)	(1.5)%
Average sales price	$423.4	$358.8	$64.6	18.0%
West Region
Arizona
Dollars	$256,804	$231,057	$25,747	11.1%
Homes ordered	624	737	(113)	(15.3)%
Average sales price	$411.5	$313.5	$98.0	31.3%
California
Dollars	$217,228	$224,639	$(7,411)	(3.3)%
Homes ordered	344	388	(44)	(11.3)%
Average sales price	$631.5	$579.0	$52.5	9.1%
Colorado
Dollars	$104,134	$70,831	$33,303	47.0%
Homes ordered	181	153	28	18.3%
Average sales price	$575.3	$462.9	$112.4	24.3%
West Region Totals
Dollars	$578,166	$526,527	$51,639	9.8%
Homes ordered	1,149	1,278	(129)	(10.1)%
Average sales price	$503.2	$412.0	$91.2	22.1%
Central Region - Texas
Central Region Totals
Dollars	$428,375	$392,502	$35,873	9.1%
Homes ordered	1,101	1,215	(114)	(9.4)%
Average sales price	$389.1	$323.0	$66.1	20.5%
East Region
Florida
Dollars	$176,118	$136,362	$39,756	29.2%
Homes ordered	468	390	78	20.0%
Average sales price	$376.3	$349.6	$26.7	7.6%
Georgia
Dollars	$77,309	$65,434	$11,875	18.1%
Homes ordered	193	190	3	1.6%
Average sales price	$400.6	$344.4	$56.2	16.3%
North Carolina
Dollars	$153,032	$106,383	$46,649	43.9%
Homes ordered	390	326	64	19.6%
Average sales price	$392.4	$326.3	$66.1	20.3%
South Carolina
Dollars	$32,595	$29,262	$3,333	11.4%
Homes ordered	88	95	(7)	(7.4)%
Average sales price	$370.4	$308.0	$62.4	20.3%
Tennessee
Dollars	$54,077	$33,984	$20,093	59.1%
Homes ordered	153	103	50	48.5%
Average sales price	$353.4	$329.9	$23.5	7.1%
East Region Totals
Dollars	$493,131	$371,425	$121,706	32.8%
Homes ordered	1,292	1,104	188	17.0%
Average sales price	$381.7	$336.4	$45.3	13.5%
(1)Home orders for any period represent the aggregate sales price of all homes ordered, net of cancellations. We do not include orders contingent upon the sale of a customer’s existing home or a mortgage pre-approval as a sales contract until the contingency is removed.

	Six Months Ended June 30,		Quarter over Quarter
	2021	2020	Change $	Change %
Home Orders (1)
Total
Dollars	$2,848,802	$2,470,391	$378,411	15.3%
Homes ordered	7,000	6,699	301	4.5%
Average sales price	$407.0	$368.8	$38.2	10.4%
West Region
Arizona
Dollars	$479,239	$414,428	$64,811	15.6%
Homes ordered	1,226	1,307	(81)	(6.2)%
Average sales price	$390.9	$317.1	$73.8	23.3%
California
Dollars	$390,619	$449,571	$(58,952)	(13.1)%
Homes ordered	630	740	(110)	(14.9)%
Average sales price	$620.0	$607.5	$12.5	2.1%
Colorado
Dollars	$193,913	$169,296	$24,617	14.5%
Homes ordered	350	352	(2)	(0.6)%
Average sales price	$554.0	$481.0	$73.0	15.2%
West Region Totals
Dollars	$1,063,771	$1,033,295	$30,476	2.9%
Homes ordered	2,206	2,399	(193)	(8.0)%
Average sales price	$482.2	$430.7	$51.5	12.0%
Central Region - Texas
Central Region Totals
Dollars	$820,343	$735,492	$84,851	11.5%
Homes ordered	2,216	2,274	(58)	(2.6)%
Average sales price	$370.2	$323.4	$46.8	14.5%
East Region
Florida
Dollars	$355,227	$255,804	$99,423	38.9%
Homes ordered	947	707	240	33.9%
Average sales price	$375.1	$361.8	$13.3	3.7%
Georgia
Dollars	$138,866	$120,417	$18,449	15.3%
Homes ordered	357	346	11	3.2%
Average sales price	$389.0	$348.0	$41.0	11.8%
North Carolina
Dollars	$310,719	$207,638	$103,081	49.6%
Homes ordered	809	613	196	32.0%
Average sales price	$384.1	$338.7	$45.4	13.4%
South Carolina
Dollars	$58,997	$57,176	$1,821	3.2%
Homes ordered	164	182	(18)	(9.9)%
Average sales price	$359.7	$314.2	$45.5	14.5%
Tennessee
Dollars	$100,879	$60,569	$40,310	66.6%
Homes ordered	301	178	123	69.1%
Average sales price	$335.1	$340.3	$(5.2)	(1.5)%
East Region Totals
Dollars	$964,688	$701,604	$263,084	37.5%
Homes ordered	2,578	2,026	552	27.2%
Average sales price	$374.2	$346.3	$27.9	8.1%
(1)Home orders for any period represent the aggregate sales price of all homes ordered, net of cancellations. We do not include orders contingent upon the sale of a customer’s existing home or a mortgage pre-approval as a sales contract until the contingency is removed.

	Three Months Ended June 30,
	2021		2020
	Ending	Average	Ending	Average
Active Communities
Total	226	214.5	237	239.0
West Region
Arizona	38	35.5	38	35.5
California	20	19.5	28	28.5
Colorado	17	14.5	13	13.0
West Region Totals	75	69.5	79	77.0
Central Region - Texas
Central Region Totals	64	61.5	68	73.0
East Region
Florida	34	32.0	36	35.0
Georgia	10	11.0	17	16.0
North Carolina	26	25.0	21	20.5
South Carolina	7	6.5	5	6.0
Tennessee	10	9.0	11	11.5
East Region Totals	87	83.5	90	89.0

	Six Months Ended June 30,
	2021		2020
	Ending	Average	Ending	Average
Active Communities
Total	226	207.8	237	240.5
West Region
Arizona	38	34.6	38	34.5
California	20	18.3	28	26.0
Colorado	17	13.3	13	15.5
West Region Totals	75	66.2	79	76.0
Central Region - Texas
Central Region Totals	64	62.0	68	72.5
East Region
Florida	34	31.6	36	34.5
Georgia	10	9.7	17	17.5
North Carolina	26	23.7	21	23.0
South Carolina	7	6.3	5	7.0
Tennessee	10	8.3	11	10.0
East Region Totals	87	79.6	90	92.0

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cancellation Rates (1)
Total	8%	15%	9%	14%
West Region
Arizona	7%	11%	9%	12%
California	6%	18%	9%	16%
Colorado	6%	18%	8%	15%
West Region Totals	7%	14%	9%	14%
Central Region - Texas
Central Region Totals	9%	20%	10%	17%
East Region
Florida	8%	15%	9%	14%
Georgia	6%	9%	10%	11%
North Carolina	6%	9%	7%	8%
South Carolina	9%	11%	13%	12%
Tennessee	13%	14%	11%	20%
East Region Totals	8%	12%	9%	12%
(1)Cancellation rates are computed as the number of canceled units for the period divided by the gross sales units for the same period.

	At June 30,		Quarter over Quarter
	2021	2020	Change $	Change %
Order Backlog (1)
Total
Dollars	$2,317,534	$1,648,451	$669,083	40.6%
Homes in backlog	5,509	4,395	1,114	25.3%
Average sales price	$420.7	$375.1	$45.6	12.2%
West Region
Arizona
Dollars	$520,034	$307,302	$212,732	69.2%
Homes in backlog	1,328	932	396	42.5%
Average sales price	$391.6	$329.7	$61.9	18.8%
California
Dollars	$295,198	$256,694	$38,504	15.0%
Homes in backlog	479	430	49	11.4%
Average sales price	$616.3	$597.0	$19.3	3.2%
Colorado
Dollars	$139,437	$86,158	$53,279	61.8%
Homes in backlog	238	178	60	33.7%
Average sales price	$585.9	$484.0	$101.9	21.1%
West Region Totals
Dollars	$954,669	$650,154	$304,515	46.8%
Homes in backlog	2,045	1,540	505	32.8%
Average sales price	$466.8	$422.2	$44.6	10.6%
Central Region - Texas
Central Region Totals
Dollars	$670,583	$556,787	$113,796	20.4%
Homes in backlog	1,729	1,634	95	5.8%
Average sales price	$387.8	$340.8	$47.0	13.8%
East Region
Florida
Dollars	$268,971	$187,241	$81,730	43.6%
Homes in backlog	637	475	162	34.1%
Average sales price	$422.2	$394.2	$28.0	7.1%
Georgia
Dollars	$79,207	$69,559	$9,648	13.9%
Homes in backlog	196	198	(2)	(1.0)%
Average sales price	$404.1	$351.3	$52.8	15.0%
North Carolina
Dollars	$247,292	$109,026	$138,266	126.8%
Homes in backlog	634	322	312	96.9%
Average sales price	$390.1	$338.6	$51.5	15.2%
South Carolina
Dollars	$44,175	$34,054	$10,121	29.7%
Homes in backlog	118	102	16	15.7%
Average sales price	$374.4	$333.9	$40.5	12.1%
Tennessee
Dollars	$52,637	$41,630	$11,007	26.4%
Homes in backlog	150	124	26	21.0%
Average sales price	$350.9	$335.7	$15.2	4.5%
East Region Totals
Dollars	$692,282	$441,510	$250,772	56.8%
Homes in backlog	1,735	1,221	514	42.1%
Average sales price	$399.0	$361.6	$37.4	10.3%
(1)Our backlog represents net sales that have not closed.

Operating Results

Companywide. In the second quarter of 2021, we achieved our highest second quarter home closing volume in Company history, with an 18.2% improvement over the second quarter of 2020, to 3,273 closings valued at $1.3 billion compared to 2,770 closings valued at $1.0 billion. The increase in closings year-over-year was driven by entering the quarter with a higher backlog as compared to prior year, as well as an accelerated orders pace of spec homes during the quarter that were able to close by June 30, 2021. Home closing revenue increased by 22.6% over the second quarter of 2020 due to the higher closing volume and a 3.8% increase in ASP. Home order volume declined slightly by 1.5% to 3,542 homes as compared to 3,597 homes in the second quarter of 2020, due to a 10.3% decrease in average active communities that was partially offset by an increased orders pace. Higher ASP on orders as we continue to experience pricing power drove a 16.2% increase in order value to $1.5 billion in the second quarter of 2021, up from $1.3 billion in the second quarter of 2020. Orders pace improved by 9.3% year-over-year to 5.5 homes ordered per average active community per month during the second quarter of 2021, up from 5.0 homes in the second quarter of 2020. This increase demonstrates the continuing demand for homes in the current market. Our focus on entry level and first move-up buyers, with our entry-level communities offering only spec homes for sale and shorter construction cycle times than other higher-end product, allows for quicker move-ins for our customers, increasing the desirability of our products, as reflected in our higher orders and closing volumes. Although community count is down 4.6% year-over-year due to sustained high orders pace over the last 12 months, community count grew sequentially, ending the second quarter with 226 actively selling communities at June 30, 2021, up from 203 at March 31, 2021. Our order cancellation rate improved to 8% and 9% for the three and six month periods in 2021, respectively, as compared to 15% and 14% during the three and six month periods in 2020, respectively, a further indication of strong demand in the market.

For the six months ended June 30, 2021, home closing volume grew by 1,077 units, or 21.2%, and home closing revenue improved by $422.6 million on 6,163 closings valued at $2.3 billion. Orders also increased year-over-year by 301 units and $0.4 billion to 7,000 orders valued at $2.8 billion for the six months ended June 30, 2021, 4.5% and 15.3% higher, respectively from prior year results. Demand for our affordable entry-level homes drove the increase in orders, resulting in a 20.8% higher orders pace than in 2020. We ended the quarter with 5,509 homes in backlog valued at $2.3 billion, compared to 4,395 units valued at $1.6 billion at June 30, 2020. The year-over-year increase in backlog value was positively impacted by rising ASP on orders as discussed above.
West. The West Region closed 944 homes and generated $439.2 million in home closing revenue in the second quarter of 2021, compared to 858 homes and $381.8 million in home closing revenue in the comparable 2020 period. Order volume decreased 10.1% to 1,149 homes in the second quarter of 2021 compared to 1,278 in 2020, due almost entirely to the 9.7% decline in average active community count. Strong demand and pricing power resulted in a 22.1% increase in ASP and contributed to the overall 9.8% higher order value in the second quarter of 2021 of $578.2 million, up from $526.5 million in the 2020 period. Orders pace was consistent year-over-year at 5.5 homes per average community per month during both the three months ended June 30, 2021 and 2020. As discussed previously, the year-over-year drop in community count is due to the accelerated close-out of communities in 2020. The West Region ended the second quarter of 2021 with 2,045 homes in backlog valued at $954.7 million, up from 1,540 units valued at $650.2 million at June 30, 2020. Despite the decrease in order volume, backlog increased year-over-year due to entering the period with a higher backlog and some closing delays caused by supply chain constraints.
Year-to-date results in the West Region were similar to those of the second quarter. The number and value of homes closed versus prior year increased by 5.6% and 9.6%, respectively, and ASP increased 3.9%. Order volumes for the Region declined 8.0% year-to-date, due to a 12.9% decline in the average number of actively selling communities, partially offset by a 5.4% year-to-date orders pace improvement. Order value was positively impacted by a 12.0% increase in ASP, which resulted in 2.9% higher order value for the six months ended June 30, 2021.
Central. In the second quarter of 2021, the Central Region, made up of our Texas markets, closed 1,154 homes and generated $403.8 million in home closing revenue, up 26.3% and 36.4%, respectively, from prior year comparable period results of 914 homes and $296.0 million of home closing revenue. Order volume declined 9.4% due to a 15.8% decrease in average community count, offset by an increase in orders pace of 7.8%. Despite the lower volume, order value increased 9.1% to $428.4 million in the second quarter of 2021, compared to $392.5 million in the prior year quarter, due to pricing power that drove ASP up by 20.5% in the Region.
We also experienced improvements in the Region for the six months ended June 30, 2021. Home closings and home closing revenue were up 25.4% and 30.9%, respectively. Order value and ASP on orders was up 11.5% and 14.5%, respectively, year-over-year. Similar to the second quarter, order volume decreased 2.6% due to a lower average active community count, mostly offset by increased orders pace. The Region ended the quarter with 1,729 units in backlog, up 5.8%, and backlog value of $670.6 million, up 20.4% compared to the prior year.

East. During the three months ended June 30, 2021, the East Region delivered 1,175 closings and $421.6 million in home closing revenue compared to 998 closings and $353.8 million in home closing revenue in the comparable prior year period, improvements of 17.7% and 19.2%, respectively. The East Region also generated an increase in order volume in the second quarter of 2021, with an improvement in both volume and value of 17.0% and 32.8%, respectively, with 1,292 units valued at $493.1 million compared to 1,104 units valued at $371.4 million in the prior year period. The improvement in orders reflected a 25.0% increase in orders pace per community which more than offset the 6.2% decrease in average active communities, while the improvement in order value benefited from both the increase in volume as well as a 13.5% higher ASP.
The year-to-date results of the East Region were similar to those of the second quarter, with 32.8% and 29.3% improvements in home closing volume and revenue, respectively, compared to 2020, providing 2,240 closings and $789.8 million in home closing revenue for the six month period ending June 30, 2021. The number and value of orders improved by 27.2% and 37.5%, respectively, due to a 47.3% increase in orders pace for the six months ended June 30, 2021 compared to prior year, which more than offset the 13.5% decrease in average active communities. The East Region ended the quarter with 1,735 homes in backlog valued at $692.3 million compared to 1,221 homes valued at $441.5 million at June 30, 2020, a 42.1% increase in units and 56.8% in order value from strong demand and pricing power.
Land Closing Revenue and Gross (Loss)/Profit
From time to time, we may sell certain lots or land parcels to other homebuilders, developers or investors if we feel the sale will provide a greater economic benefit to us than continuing home construction or where we are looking to diversify our land positions in the specific geography. As a result of such sales, we recognized land closing revenue of $13.0 million and $1.5 million for the three months ending June 30, 2021 and 2020, respectively, and losses of $0.3 million and $1.4 for the second quarter of 2021 and 2020, respectively. Year-to-date land sales resulted in a profit of $0.2 million for the six months ended June 30, 2021 and a loss of $1.1 million loss in the prior year.
Other Operating Information (dollars in thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	Dollars	Percent of Home Closing Revenue	Dollars	Percent of Home Closing Revenue	Dollars	Percent of Home Closing Revenue	Dollars	Percent of Home Closing Revenue
Home Closing Gross Profit (1)
Total	$345,301	27.3%	$220,696	21.4%	$611,956	26.1%	$399,056	20.8%

West	$114,184	26.0%	$80,166	21.0%	$211,241	25.4%	$154,597	20.4%

Central	$119,415	29.6%	$67,788	22.9%	$204,788	28.4%	$121,979	22.1%

East	$111,702	26.5%	$72,742	20.6%	$195,927	24.8%	$122,480	20.1%

(1)Home closing gross profit represents home closing revenue less cost of home closings, including impairments. Cost of home closings includes land and associated development costs, direct home construction costs, an allocation of common community costs (such as model complex costs and architectural, legal and zoning costs), interest, sales tax, impact fees, warranty, construction overhead and closing costs.
Companywide. Home closing gross margin for the second quarter of 2021 improved 590 basis points to our highest quarterly home closing gross margin in company history of 27.3%, compared to 21.4% in the second quarter of 2020. The higher margin combined with higher revenue contributed to a $124.6 million improvement in home closing gross profit to end the quarter with $345.3 million compared to $220.7 million in 2020. Gross margin was up 530 basis points to 26.1% versus 20.8% for the six months ended June 30, 2021 and 2020, respectively. The improved margins in 2021 are due to pricing power from strong buyer demand and leverage of overhead costs on our all-spec strategy for entry-level homes, which have more than offset the impact of rising material costs, particularly lumber. Margins for the second quarter 2020 were negatively impacted by 30 basis points due to terminated land contract costs for exiting non-core communities, with a charge of $3.3 million compared to $0.6 million of such charges in the 2021 period.

West. Home closing gross margin for the West Region improved by 500 basis points to 26.0% for the second quarter of 2021 versus 21.0% in the second quarter of 2020. For the six months ended June 30, 2021, home closing gross margin also improved by 500 basis points to 25.4% versus 20.4% for the same period in the prior year. The improvements in the West Region's gross margins are due to pricing power from strong market demand and streamlined operations which allowed us to leverage our overhead costs on higher revenue and offset the impact of rising commodity costs.
Central. The Central Region provided the highest home closing gross margin in the Company, which at 29.6% for the second quarter of 2021 was our most notable improvement and was up 670 basis points from 22.9% in the prior year quarter. Pricing power generated higher ASP combined with higher closing volume which expanded our leverage of overhead costs to improve gross margin. For the six months ended June 30, 2021, gross margin was up 630 basis points to 28.4% as compared to 22.1% for the same 2020 period.
East. Home closing gross margin in the East Region was up 590 basis points year-over-year to 26.5% in the second quarter of 2021 versus 20.6% for the comparable 2020 period. For the six months ended June 30, 2021, gross margin was up 470 basis points to 24.8% versus 20.1% for the same period in the prior year. The improvement in gross margin for both the three and six months ended June 30, 2021 compared to the respective 2020 periods, is the result of pricing power and greater leverage of overhead costs on higher closing volume.
Financial Services Profit (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Financial services profit	$4,615	$3,789	$8,375	$6,627
Financial services profit represents the net profit of our financial services operations, including the operating profit generated by our wholly-owned title and insurance companies, Carefree Title Agency, Inc. and Meritage Homes Insurance Agency, Inc., as well as our portion of earnings from our mortgage joint venture. Financial services profit increased $0.8 million in the second quarter of 2021 to $4.6 million versus $3.8 million in 2020, and by $1.8 million for the six months ended June 30, 2021 to $8.4 million versus $6.6 million for the same period in 2020, due to the year-over-year higher closing volumes.
Selling, General and Administrative Expenses and Other Expenses (dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Commissions and other sales costs	$(73,889)	$(70,408)	$(141,633)	$(131,581)
Percent of home closing revenue	5.8%	6.8%	6.0%	6.8%
General and administrative expenses	$(43,156)	$(36,176)	$(81,105)	$(70,346)
Percent of home closing revenue	3.4%	3.5%	3.5%	3.7%
Interest expense	$(77)	$(2,105)	$(167)	$(2,121)
Other income, net	$1,377	$1,514	$2,175	$2,125
Loss on early extinguishment of debt	$(18,188)	$—	$(18,188)	$—
Provision for income taxes	$(48,262)	$(25,184)	$(82,396)	$(40,865)

Commissions and Other Sales Costs. Commissions and other sales costs are comprised of internal and external commissions and related sales and marketing expenses such as advertising and sales office costs. These costs were $73.9 million for the three months ended June 30, 2021, $3.5 million higher than the prior year comparable period, although as a percentage of home closing revenue, decreased 100 basis points to 5.8% for the second quarter of 2021 compared to the prior year period. For the six months ended June 30, 2021, commissions and other sales costs decreased 80 basis points and were $10.1 million higher than the corresponding prior year period. For both the three and six month comparative periods, the increase in commissions and other sales costs in dollars compared to prior year is due to higher home closing volume, partially offset by savings in advertising costs as we continued to leverage more digital technologies and incurred fewer expenses associated with active communities, such as sales office and model home maintenance expenses. In addition, the second quarter of 2020 commissions and other sales costs was negatively impacted by additional commission incentives that were offered during COVID-19 sales events. The decline as a percentage of home closing revenue is due to the combination of leverage from higher closing volume, the efficiencies integrated into our sales and marketing structure, and the decrease in costs associated with a lower number of active communities.

General and Administrative Expenses. General and administrative expenses represent corporate and divisional overhead expenses such as salaries and bonuses, occupancy, insurance and travel expenses. For the three months ended June 30, 2021, general and administrative expenses were $43.2 million, $7.0 million higher than $36.2 million for the 2020 period, although as a percentage of home closing revenue, decreased by 10 basis points. For the six months ended June 30, 2021 and 2020, general and administrative expenses were $81.1 million or 3.5% of home closing revenue, as compared to $70.3 million or 3.7% of home closing revenue in 2020. The increased leveraging of costs against higher revenue and the continued pull-back on certain corporate expenditures, including those due to COVID-19 precautions, aided in the improvement. As COVID-19 restrictions ease, we expect a portion of these costs to gradually return as employees return to the office and resume travel. We continually strive to optimize overhead leverage through cost control efforts and expect some long-term efficiencies as we start to generate higher revenue from our increased community count in the coming quarters.
Interest Expense. Interest expense is comprised of interest incurred, but not capitalized, on our senior notes, other borrowings, and our Credit Facility. Interest expense for the three and six months ended June 30, 2021 totaled $0.1 million and $0.2 million, respectively, compared to $2.1 million in both the three and six months ended June 30, 2020. The decrease in both quarter-to-date and year-to-date interest expense is due to lower interest rates on our senior notes, increased capitalization of interest incurred with development and construction activities, and interest charges incurred in the first half of 2020 on our Credit Facility which had $500.0 million outstanding for several weeks during that period.
Other Income, Net. Other income, net, primarily consists of (i) sublease income, (ii) interest earned on our cash and cash equivalents, (iii) payments and awards related to legal settlements and (iv) our portion of pre-tax income or loss from non-financial services joint ventures. For the three months ended June 30, 2021, Other income, net was $1.4 million, compared to $1.5 million in the 2020 comparable period. For the six months ended June 30, 2021, Other income, net was $2.2 million compared to $2.1 million in the 2020 period.
Loss on Early Extinguishment of Debt. Loss on early extinguishment of debt of $18.2 million for the three and six months ended June 30, 2021 is related to the early redemption of our $300.0 million 7.00% Senior Notes due 2022 during the second quarter of 2021. There were no similar charges for the three and six months ended June 30, 2020. See Note 6 in the accompanying unaudited consolidated financial statements for more information related to the early redemption of our Senior Notes due 2022.
Income Taxes. Our effective tax rate was 22.4% and 21.7% for the three months ended June 30, 2021 and 2020, respectively, and 21.6% and 20.2% for the six months ended June 30, 2021 and 2020, respectively. The tax rates for the three and six months ended June 30, 2021, reflect credits earned under IRC §45L new energy efficient homes and higher non-deductible senior executive officer stock-based compensation. The tax rates for the three and six months ended June 30, 2020, reflect credits earned under Internal Revenue Code §45L new energy efficient homes.

Liquidity and Capital Resources
Overview
Our principal uses of capital in the first six months of 2021 were acquisition and development of new lot positions, home construction, operating expenses, the payment of routine liabilities, and repurchases of our common stock. We used funds generated by operations to meet our short-term working capital requirements. In addition, in the second quarter of 2021, we received proceeds from issuing new 3.875% senior notes due 2029, which were used in part to pay off existing 7.00% senior notes due 2022. See Note 6 in the accompanying unaudited consolidated financial statements for more information. We remain focused long-term on acquiring desirable land positions, generating favorable margins in our homebuilding operations and maintaining a strong balance sheet to support future needs and growth, while leveraging land options where possible.
Operating Cash Flow Activities
During the six months ended June 30, 2021, net cash used in operating activities totaled $143.5 million versus cash provided by operating activities of $237.4 million during the six months ended June 30, 2020. Operating cash flows in 2021 and 2020 benefited from cash generated by net earnings of $299.2 million and $161.8 million, respectively. For the six months ended June 30, 2021, operating cash flows generated by net earnings were offset by a $469.7 million increase in real estate assets due to our increased home construction land acquisition and development activities. For the six months ended June 30, 2020, operating cash flows also benefited from an increase in accounts payable and accrued liabilities of $34.8 million due to timing of payments for routine transactions.

Investing Cash Flow Activities
During the six months ended June 30, 2021, net cash used in investing activities totaled $10.7 million as compared to $9.1 million for the same period in 2020. Cash used in investing activities in the first six months of 2021 and 2020 is mainly attributable to the purchases of property and equipment of $11.0 million and $10.3 million for the 2021 and 2020 periods, respectively.
Financing Cash Flow Activities
During the six months ended June 30, 2021, net cash provided by financing activities totaled $92.9 million as compared to net cash used of $63.2 million for the same period in 2020. The net cash provided by financing activities in 2021 primarily reflects the net proceeds of $450.0 million from the issuance of our Senior Notes due 2029, offset by the early redemption of our Senior Notes due 2022 of $300.0 million principal and associated early tender fees of $17.7 million, along with share repurchases of $27.5 million. An additional $0.5 million of non-cash charges associated with the early redemption of our Senior Notes due 2022 were recognized as Loss on early extinguishment of debt in the accompanying unaudited consolidated income statements. The activity in 2020 was primarily due to $60.8 million of share repurchases.

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

During the six months ended June 30, 2021, we closed 6,163 homes, purchased approximately 15,000 lots for $539.3 million, spent $382.0 million on land development and started construction on 7,147 homes. We primarily purchase undeveloped land or partially-finished lots requiring development in order to bring them to a finished status ready for home construction. We exercise strict controls and believe we have a prudent strategy for Company-wide cash management, including those related to cash outlays for land and inventory acquisition and development. We ended the second quarter of 2021 with $684.4 million of cash and cash equivalents, a decrease of $61.2 million from December 31, 2020, with no outstanding borrowings on our Credit Facility. We expect to generate cash from the sale of our inventory, but we intend to redeploy that cash primarily to acquire and develop strategic and well-positioned lots to grow our business.

Between our available cash and liquidity in our Credit Facility, we believe that we currently have sufficient liquidity to manage through our strategic growth goals. Nevertheless, we may seek additional capital to strengthen our liquidity position. Such additional capital may be in the form of equity or debt financing and may be from a variety of sources. There can be no assurances that we would be able to obtain such additional capital on terms acceptable to us, if at all, and such additional equity or debt financing could dilute the interests of our existing stockholders or increase our interest costs. We may also from time to time engage in opportunistic repurchases of our common stock in open market or privately-negotiated transactions as well as repurchase or redeem our outstanding senior notes. In April 2021, we completed an offering of $450.0 million aggregate principal amount of 3.875% Senior Notes due 2029. The proceeds were used to redeem all $300.0 million aggregate principal amount outstanding of our 7.00% Senior Notes due 2022. See Note 6 in the accompanying unaudited consolidated financial statements for more information related to the early redemption of our 7.00% Senior Notes due 2022.

On February 13, 2019, our Board of Directors authorized a new stock repurchase program, authorizing the expenditure of up to $100.0 million to repurchase shares of our common stock. On November 13, 2020, the Board of Directors authorized the expenditure of an additional $100.0 million to repurchase shares of our common stock under this program. There is no stated expiration for this program. The repurchases of the Company's shares may be made in the open market, in privately negotiated transactions, or otherwise. The timing and amount of repurchases, if any, will be determined by the Company's management at its discretion and be based on a variety of factors such as market price of the Company's common stock, corporate and contractual requirements, prevailing market and economic conditions and legal requirements. The share repurchase program may be modified, suspended or discontinued at any time. The Company intends to retire any shares repurchased. In the six months ended June 30, 2021, we purchased and retired 300,000 shares of our common stock at an aggregate purchase price of $27.5 million and as of June 30, 2021, $86.8 million remained available under this program.

We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. Debt-to-capital and net debt-to-capital are calculated as follows (dollars in thousands):

	As of
	June 30, 2021	December 31, 2020
Senior notes, net, loans payable and other borrowings	$1,161,468	$1,020,085
Stockholders’ equity	2,628,144	2,347,868
Total capital	$3,789,612	$3,367,953
Debt-to-capital (1)	30.6%	30.3%
Senior notes, net, loans payable and other borrowings	$1,161,468	$1,020,085
Less: cash and cash equivalents	(684,374)	(745,621)
Net debt	477,094	274,464
Stockholders’ equity	2,628,144	2,347,868
Total net capital	$3,105,238	$2,622,332
Net debt-to-capital (2)	15.4%	10.5%

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
Credit Facility Covenants
Borrowings under the Credit Facility are unsecured, but availability is subject to, among other things, a borrowing base. The Credit Facility also contains certain financial covenants, including (a) a minimum tangible net worth requirement of $1.5 billion (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings), and (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 60%. In addition, we are required to maintain either (i) an interest coverage ratio (EBITDA to interest expense, as defined in the credit facility) of at least 1.50 to 1.00 or (ii) liquidity (as defined in the credit facility) of an amount not less than our consolidated interest incurred during the trailing 12 months. We were in compliance with all Credit Facility covenants as of June 30, 2021. Our actual financial covenant calculations as of June 30, 2021 are reflected in the table below.

Financial Covenant (dollars in thousands):	Covenant Requirement	Actual
Minimum Tangible Net Worth	>$1,739,099	$2,587,767
Leverage Ratio	< 60%	13%
Interest Coverage Ratio (1)	> 1.50	13.68
Minimum Liquidity (1)	>$64,617	$1,316,133
Investments other than defined permitted investments	<$776,330	$3,943

(1)We are required to meet either the Interest Coverage Ratio or Minimum Liquidity, but not both.

Off-Balance Sheet Arrangements
Reference is made to Notes 1, 3, and 4 in the accompanying notes to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q, which are incorporated by reference herein. These Notes discuss our off-balance sheet arrangements with respect to land acquisition contracts and option agreements, and land development joint ventures, including the nature and amounts of financial obligations relating to these items. In addition, these Notes discuss the nature and amounts of certain types of commitments that arise in connection with the ordinary course of our land development and homebuilding operations, including commitments of land development joint ventures for which we might be obligated.
Seasonality
Historically, we have experienced seasonal variations in our quarterly operating results and capital requirements. We typically sell more homes in the first half of the fiscal year than in the second half, which creates additional working capital requirements in the second and third quarters to build our inventories to satisfy the deliveries in the second half of the year. We typically benefit from the cash generated from home closings more in the third and fourth quarters than in the first and second quarters. In 2020, historical cycles were impacted by COVID-19 and its impact on consumer behavior, particularly as it relates to the homebuilding market. However, we expect our historical seasonal pattern to continue over the long term although it may continue to be affected by short-term volatility in the homebuilding industry and in the overall economy.
Recent Issued Accounting Pronouncements
See Note 1 to our unaudited consolidated financial statements included in this report for discussion of recently issued accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Our fixed rate debt is made up primarily of $1.2 billion in principal of our senior notes. Except in limited circumstances, we do not have an obligation to prepay our fixed-rate debt prior to maturity and, as a result, interest rate risk and changes in fair value should not have a significant impact on our fixed rate borrowings until we would be required to repay such debt and access the capital markets to issue new debt. Our Credit Facility is subject to interest rate changes as the borrowing rates are based on LIBOR (or its future substitute) or Prime (see Note 5 in the accompanying notes to the unaudited consolidated financial statements included in this Form 10-Q).
Our operations are interest rate sensitive. As overall housing demand is adversely affected by increases in interest rates, a significant increase in mortgage interest rates may negatively affect the ability of homebuyers to secure adequate financing. Higher interest rates could adversely affect our revenues, gross margins and net income and would also increase our variable rate borrowing costs. We do not enter into, or intend to enter into, derivative interest rate swap financial instruments for trading or speculative purposes.

Item 4.	Controls and Procedures
In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, we have developed and implemented disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, has reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of June 30, 2021 (the “Evaluation Date”). Based on such evaluation, management has concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective at a reasonable assurance level in ensuring that information that is required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
During the fiscal quarter covered by this Form 10-Q, there has not been any change in our internal control over financial reporting that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
See Note 15 of the accompanying notes to the unaudited consolidated financial statements in this report for a discussion of our legal proceedings.

Item 1A.	Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item IA "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2020, which could materially affect our business, financial condition or future results. The risks described below and in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may eventually prove to materially adversely affect our business, financial condition and/or operating results. , Except as described below, there has been no material change in our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Supply shortages and other risks related to the demand for building materials could materially disrupt our operations and increase costs.

We depend on continued availability of building materials in order to timely construct our homes. The availability of these materials can be significantly impacted by a variety of factors outside of our control. Constraints of raw materials and finished goods or in the distribution channels of our construction inputs can delay delivery of our homes to customers and can increase our building costs or lead to sales orders cancellations. For example, in 2021, supply chain constraints for various construction materials related to sustained demand amid the backdrop of a global pandemic have delayed our construction cycle times. These delays impact the timing of our expected home closings and may also result in cost increases that we may not be able to pass to our current or future customers. Sustained increases in construction costs may, over time, erode our margins.

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
Issuer Purchases of Equity Securities
On February 13, 2019, our Board of Directors authorized a new stock repurchase program, authorizing the expenditure of up to $100.0 million to repurchase shares of our common stock. On November 13, 2020, the Board of Directors authorized the expenditure of an additional $100.0 million to repurchase shares of our common stock under this program. There is no stated expiration for this program. The repurchases of the Company's shares may be made in the open market, in privately negotiated transactions, or otherwise. The timing and amount of repurchases, if any, will be determined by the Company's management at its discretion and be based on a variety of factors such as the market price of the Company's common stock, corporate and contractual requirements, prevailing market and economic conditions and legal requirements. The share repurchase program may be modified, suspended or discontinued at any time. As of June 30, 2021 there was $86.8 million available under this program to repurchase shares. We purchased 200,000 shares under the program during the three months ended June 30, 2021.

Period	Total Number of Shares Purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
April 1, 2021 - April 30, 2021	—	$—	—	$105,988,761
May 1, 2021 - May 31, 2021	—	$—	—	$105,988,761
June 1, 2021 - June 30, 2021	200,000	$95.80	200,000	$86,827,896
Total	200,000		200,000

Item 6.	Exhibits

Exhibit Number	Description	Page or Method of Filing
3.1	Restated Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3 of Form 8-K dated June 20, 2002

3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated September 15, 2004

3.1.2	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Proxy Statement for the Registrant's 2006 Annual Meeting of Stockholders

3.1.3	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix B of Proxy Statement for the Registrant's 2008 Annual Meeting of Stockholders

3.1.4	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Definitive Proxy Statement filed with the Securities and Exchange Commission on January 9, 2009

3.2	Amended and Restated Bylaws of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated May 10, 2017

10.1	Form of Director and Officer Indemnification Agreement*	Filed herewith

10.2	Meritage Homes Corporation 2015 Nonqualified Deferred Compensation Plan*	Filed herewith

22	List of Guarantor Subsidiaries	Incorporated by reference to Exhibit 22 of Form 10-K for the year ended December 31, 2020

31.1	Rule 13a-14(a)/15d-14(a) Certification of Phillippe Lord, Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Hilla Sferruzza, Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Furnished herewith

101.0	The following financial statements from the Meritage Homes Corporation Quarterly Report on Form 10-Q as of and for the three months and six months ended June 30, 2021 were formatted in Inline XBRL (Extensible Business Reporting Language); (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Income Statements, (iii) Unaudited Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Consolidated Financial Statements.

104.0	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL.

*     Indicates a management contract or compensation plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERITAGE HOMES CORPORATION, a Maryland corporation

By:	/s/ HILLA SFERRUZZA
Hilla Sferruzza Chief Financial Officer and Chief Accounting Officer (Duly Authorized Officer and Principal Financial Officer)

Date:	July 30, 2021

INDEX OF EXHIBITS

3.1	Restated Articles of Incorporation of Meritage Homes Corporation

3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.2	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.3	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.4	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.2	Amended and Restated Bylaws of Meritage Homes Corporation

10.1	Form of Director and Officer Indemnification Agreement*

10.2	Meritage Homes Corporation 2015 Nonqualified Deferred Compensation Plan*

22	List of Guarantor Subsidiaries

31.1	Rule 13a-14(a)/15d-14(a) Certification of Phillippe Lord, Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Hilla Sferruzza, Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.0	The following financial statements from the Meritage Homes Corporation Quarterly Report on Form 10-Q as of and for the three months and six months ended June 30, 2021 were formatted in Inline XBRL (Extensible Business Reporting Language); (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Income Statements, (iii) Unaudited Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Consolidated Financial Statements.

104.0	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL.

*     Indicates a management contract or compensation plan.