Form 10-Q
period 2021-09-30
Meritage Homes CORP
filed 2021-10-29
CIK 833079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by a checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Common shares outstanding as of October 25, 2021: 37,311,125

MERITAGE HOMES CORPORATION
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30, 2021	December 31, 2020
Assets
Cash and cash equivalents	$562,291	$745,621
Other receivables	148,743	98,573
Real estate	3,593,007	2,778,039
Deposits on real estate under option or contract	77,987	59,534
Investments in unconsolidated entities	3,905	4,350
Property and equipment, net	36,595	38,933
Deferred tax assets, net	38,850	36,040
Prepaids, other assets and goodwill	104,071	103,308
Total assets	$4,565,449	$3,864,398
Liabilities
Accounts payable	$214,575	$175,250
Accrued liabilities	324,407	296,121
Home sale deposits	40,002	25,074
Loans payable and other borrowings	18,985	23,094
Senior notes, net	1,142,210	996,991
Total liabilities	1,740,179	1,516,530
Stockholders’ Equity
Preferred stock, par value $0.01. Authorized 10,000,000 shares; none issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock, par value $0.01. Authorized 125,000,000 shares; 37,555,010 and 37,512,127 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	376	375
Additional paid-in capital	433,179	455,762
Retained earnings	2,391,715	1,891,731
Total stockholders’ equity	2,825,270	2,347,868
Total liabilities and stockholders’ equity	$4,565,449	$3,864,398
See accompanying notes to unaudited consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Homebuilding:
Home closing revenue	$1,251,435	$1,133,221	$3,596,060	$3,055,229
Land closing revenue	8,470	4,870	25,225	16,954
Total closing revenue	1,259,905	1,138,091	3,621,285	3,072,183
Cost of home closings	(879,759)	(889,654)	(2,612,428)	(2,412,606)
Cost of land closings	(7,706)	(4,360)	(24,246)	(17,509)
Total cost of closings	(887,465)	(894,014)	(2,636,674)	(2,430,115)
Home closing gross profit	371,676	243,567	983,632	642,623
Land closing gross profit/(loss)	764	510	979	(555)
Total closing gross profit	372,440	244,077	984,611	642,068
Financial Services:
Revenue	5,208	4,939	15,624	13,329
Expense	(2,308)	(2,026)	(6,846)	(5,519)
Earnings from financial services unconsolidated entities and other, net	1,324	1,402	3,821	3,132
Financial services profit	4,224	4,315	12,599	10,942
Commissions and other sales costs	(68,952)	(73,282)	(210,585)	(204,863)
General and administrative expenses	(47,192)	(40,737)	(128,297)	(111,083)
Interest expense	(79)	(55)	(246)	(2,176)
Other income, net	1,268	1,188	3,443	3,313
Loss on early extinguishment of debt	—	—	(18,188)	—
Earnings before income taxes	261,709	135,506	643,337	338,201
Provision for income taxes	(60,957)	(26,388)	(143,353)	(67,253)
Net earnings	$200,752	$109,118	$499,984	$270,948
Earnings per common share:
Basic	$5.33	$2.90	$13.26	$7.17
Diluted	$5.25	$2.84	$13.06	$7.04
Weighted average number of shares:
Basic	37,647	37,607	37,703	37,763
Diluted	38,229	38,405	38,285	38,491

See accompanying notes to unaudited consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net earnings	$499,984	$270,948
Adjustments to reconcile net earnings to net cash (used in)/provided by operating activities:
Depreciation and amortization	19,892	22,496
Stock-based compensation	14,435	15,724
Loss on early extinguishment of debt	18,188	—
Equity in earnings from unconsolidated entities	(2,878)	(2,821)
Distributions of earnings from unconsolidated entities	3,324	2,449
Other	(3,085)	1,881
Changes in assets and liabilities:
(Increase)/decrease in real estate	(810,731)	9,080
Increase in deposits on real estate under option or contract	(18,453)	(12,910)
(Increase)/decrease in other receivables, prepaids and other assets	(51,611)	4,933
Increase in accounts payable and accrued liabilities	67,301	60,039
Increase in home sale deposits	14,928	1,263
Net cash (used in)/provided by operating activities	(248,706)	373,082
Cash flows from investing activities:
Investments in unconsolidated entities	(1)	(4)
Distributions of capital from unconsolidated entities	—	1,000
Purchases of property and equipment	(17,910)	(14,771)
Proceeds from sales of property and equipment	404	528
Maturities/sales of investments and securities	2,795	632
Payments to purchase investments and securities	(2,795)	(632)
Net cash used in investing activities	(17,507)	(13,247)
Cash flows from financing activities:
Repayment of loans payable and other borrowings	(6,308)	(8,509)
Repayment of senior notes	(317,690)	—
Proceeds from issuance of senior notes	450,000	—
Payment of debt issuance costs	(6,102)	—
Repurchase of shares	(37,017)	(60,813)
Net cash provided by/(used in) financing activities	82,883	(69,322)
Net (decrease)/increase in cash and cash equivalents	(183,330)	290,513
Cash and cash equivalents, beginning of period	745,621	319,466
Cash and cash equivalents, end of period	$562,291	$609,979
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
We commenced our homebuilding operations in 1985 through our predecessor company known as Monterey Homes. Meritage Homes Corporation was incorporated in the state of Maryland in 1988 under the name of Homeplex Mortgage Investments Corporation and merged with Monterey Homes in 1996, at which time our name was changed to Monterey Homes Corporation and later ultimately to Meritage Homes Corporation. Since that time, we have engaged in homebuilding and related activities and ceased to operate as a real estate investment trust. Meritage Homes Corporation operates as a holding company and has no independent assets or operations. Its homebuilding construction, development and sales activities are conducted through its subsidiaries. Our homebuilding activities are conducted under the name of Meritage Homes in each of our homebuilding markets. At September 30, 2021, we were actively selling homes in 236 communities, with base prices ranging from approximately $200,000 to $889,000.
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
Cash and Cash Equivalents. Liquid investments with an initial maturity of three months or less are classified as cash equivalents. Amounts in transit from title companies or closing agents for home closings of approximately $94.3 million and $61.3 million are included in cash and cash equivalents at September 30, 2021 and December 31, 2020, respectively.
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
Typically, a community's life cycle ranges from three to five years, commencing with the acquisition of the land, continuing through the land development phase, if applicable, and concluding with the sale, construction and closing of the homes. Actual community lives will vary based on the size of the community, the orders absorption rate and whether the land purchased was raw, partially-developed or in finished status. Master-planned communities encompassing several phases and super-block land parcels may have significantly longer lives and projects involving smaller finished lot purchases may be significantly shorter.
All of our land inventory and related real estate assets are periodically reviewed for recoverability when certain criteria are met, but at least annually, as our inventory is considered “long-lived” in accordance with GAAP. If the undiscounted cash flows expected to be generated by an asset are lower than its carrying amount, impairment charges are recorded to write down the asset to its estimated fair value. Our determination of fair value is based on projections and estimates. Changes in these expectations may lead to a change in the outcome of our impairment analysis, and actual results may also differ from our assumptions. Our analysis is conducted if indication of a decline in value of our land and real estate assets exists. If an asset is deemed to be impaired, the impairment recognized is measured as the amount by which the asset's carrying amount exceeds its fair value. The impairment of a community is allocated to each lot on a straight-line basis.
Deposits. Deposits paid related to land option and purchase contracts are recorded and classified as Deposits on real estate under option or contract until the related land is purchased. Deposits are reclassified as a component of real estate inventory at the time the deposit is used to offset the acquisition price of the land based on the terms of the underlying agreements. To the extent they are non-refundable, deposits are charged to expense if the land acquisition is terminated or no longer considered probable. Since our acquisition contracts typically do not require specific performance, we do not consider such contracts to be contractual obligations to purchase the land and our total exposure under such contracts is limited to the loss of any nonrefundable deposits and any ancillary capitalized costs. Our Deposits on real estate under option or contract were $78.0 million and $59.5 million as of September 30, 2021 and December 31, 2020, respectively.
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
Leases. We lease certain office space and equipment for use in our operations. We assess each of these contracts to determine whether the arrangement contains a lease as defined by ASC 842, Leases ("ASC 842"). In order to meet the definition of a lease under ASC 842, the contractual arrangement must convey to us the right to control the use of an identifiable asset for a period of time in exchange for consideration. Leases that meet the criteria of ASC 842 are recorded on our unaudited consolidated balance sheets as right-of-use ("ROU") assets and lease liabilities. ROU assets are classified within Prepaids, other assets and goodwill on the accompanying unaudited consolidated balance sheets, while lease liabilities are classified within Accrued liabilities on the accompanying unaudited consolidated balance sheets.
The table below outlines our ROU assets and lease liabilities (in thousands):

	As of
	September 30, 2021	December 31, 2020
ROU assets	$17,159	$21,624
Lease liabilities	22,644	28,254

Off-Balance Sheet Arrangements - Joint Ventures. We may participate in land development joint ventures as a means of accessing larger parcels of land and lot positions, expanding our market opportunities, managing our risk profile, optimizing deal structure for the impacted parties and leveraging our capital base, although our participation in such ventures is currently limited. See Note 4 for additional discussion of our investments in unconsolidated entities.
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
The table below outlines our surety bond and letter of credit obligations (in thousands):

	As of
	September 30, 2021		December 31, 2020
	Outstanding	Estimated work remaining to complete	Outstanding	Estimated work remaining to complete
Sureties:
Sureties related to owned projects and lots under contract	$597,379	$331,195	$478,788	$216,708
Total Sureties	$597,379	$331,195	$478,788	$216,708
Letters of Credit (“LOCs”):
LOCs for land development	71,965	N/A	93,661	N/A
LOCs for general corporate operations	3,000	N/A	3,750	N/A
Total LOCs	$74,965	N/A	$97,411	N/A

Accrued Liabilities. Accrued liabilities at September 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	As of
	September 30, 2021	December 31, 2020
Accruals related to real estate development and construction activities	$116,351	$92,701
Payroll and other benefits	85,959	88,337
Accrued interest	21,528	8,457
Accrued taxes	26,526	34,373
Warranty reserves	26,551	23,743
Lease liabilities	22,644	28,254
Other accruals	24,848	20,256
Total	$324,407	$296,121

Warranty Reserves. We provide home purchasers with limited warranties against certain building defects and we have certain obligations related to those post-construction warranties for closed homes. The specific terms and conditions of these limited warranties vary by state, but overall the nature of the warranties include a complete workmanship and materials warranty for the first year after the close of the home, a major mechanical warranty for two years after the close of the home and a structural warranty that typically extends up to 10 years after the close of the home. With the assistance of an actuary, we have estimated the reserves for the structural warranty based on the number of homes still under warranty and our historical data and trends for our communities. We may use industry data with respect to similar product types and geographic areas in markets where our experience is incomplete to draw a meaningful conclusion. We regularly review our warranty reserves and adjust them, as necessary, to reflect changes in trends as information becomes available. Based on such reviews of warranty costs incurred, we did not adjust the warranty reserve balance in the three or nine months ended September 30, 2021 or 2020. Included in the warranty reserve balances at September 30, 2021 and December 31, 2020 reflected in the table below are case-specific reserves for a warranty matter related to alleged stucco defects in certain homes we constructed between 2006 and 2017 and water drainage issues in a single community in Florida that we developed in 2016. See Note 15 for additional information regarding these case-specific reserves.
A summary of changes in our warranty reserves follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Balance, beginning of period	$25,065	$21,578	$23,743	$22,015
Additions to reserve from new home deliveries	4,442	4,592	12,766	12,620
Warranty claims	(2,956)	(2,911)	(9,958)	(11,376)
Adjustments to pre-existing reserves	—	—	—	—
Balance, end of period	$26,551	$23,259	$26,551	$23,259
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
Home closing and land sale revenue expected to be recognized in any future year related to remaining performance obligations (if any) and the associated contract liabilities expected to be recognized as revenue, excluding revenue pertaining to contracts that have an original expected duration of one year or less, is not material. Revenue from financial services includes estimated future insurance policy renewal commissions as our performance obligations are satisfied upon issuance of the initial policy with a third party broker. The related contract assets for these estimated future renewal commissions are not material at September 30, 2021 and December 31, 2020. Our three sources of revenue are disaggregated by type in the accompanying unaudited consolidated income statements.

Recent Accounting Pronouncements.
In December 2019, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12"), which simplifies the accounting for income taxes by eliminating certain exceptions within ASC Topic 740, Income Taxes, and clarifying other areas of existing guidance. ASU 2019-12 was effective for us on January 1, 2021, and the adoption did not have a material impact on our financial statements or financial statement disclosures.

NOTE 2 — REAL ESTATE AND CAPITALIZED INTEREST
Real estate consists of the following (in thousands):

	As of
	September 30, 2021	December 31, 2020
Homes under contract under construction (1)	$1,142,724	$873,365
Unsold homes, completed and under construction (1)	397,422	357,861
Model homes (1)	75,239	82,502
Finished home sites and home sites under development (2) (3)	1,977,622	1,464,311
Total	$3,593,007	$2,778,039

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
(3)Includes land held for sale of $47.8 million and $72.7 million as of September 30, 2021 and December 31, 2020, respectively.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Capitalized interest, beginning of period	$56,710	$72,882	$58,940	$82,014
Interest incurred	15,212	16,103	47,625	50,188
Interest expensed	(79)	(55)	(246)	(2,176)
Interest amortized to cost of home and land closings	(14,550)	(21,380)	(49,026)	(62,476)
Capitalized interest, end of period	$57,293	$67,550	$57,293	$67,550

NOTE 3 — VARIABLE INTEREST ENTITIES AND CONSOLIDATED REAL ESTATE NOT OWNED
We enter into purchase and option agreements for land or lots as part of the normal course of business. These purchase and option agreements enable us to acquire properties at one or multiple future dates at pre-determined prices. We believe these acquisition structures allow us to better leverage our balance sheet and reduce our financial risk associated with land acquisitions. In accordance with ASC 810, Consolidation, we evaluate all purchase and option agreements for land to determine whether they are a variable interest entity ("VIE"), and if so, whether we are the primary beneficiary. Although we do not have legal title to the underlying land, if we are the primary beneficiary we are required to consolidate the VIE in our financial statements and reflect such assets and liabilities as Real estate not owned. As a result of our analyses, we determined that as of September 30, 2021 and December 31, 2020, we were not the primary beneficiary of any VIEs from which we have acquired rights to land or lots under option contracts.
The table below presents a summary of our lots under option at September 30, 2021 (dollars in thousands):

	Projected Number of Lots	Purchase Price	Option/ Earnest Money Deposits–Cash
Purchase and option contracts recorded on balance sheet as Real estate not owned	—	$—	$—
Option contracts — non-refundable deposits, committed (1)	11,433	530,759	43,214
Purchase contracts — non-refundable deposits, committed (1)	11,084	327,738	25,734
Purchase and option contracts —refundable deposits, committed	2,619	86,635	743
Total committed	25,136	945,132	69,691
Purchase and option contracts — refundable deposits, uncommitted (2)	31,655	769,696	8,296
Total lots under contract or option	56,791	$1,714,828	$77,987
Total purchase and option contracts not recorded on balance sheet (3)	56,791	$1,714,828	$77,987	(4)

(1)Deposits are non-refundable except if certain contractual conditions are not performed by the selling party.
(2)Deposits are refundable at our sole discretion. We have not completed our acquisition evaluation process and we have not internally committed to purchase these lots.
(3)Except for our specific performance contracts recorded on the accompanying unaudited consolidated balance sheets as Real estate not owned (if any), none of our purchase or option contracts require us to purchase lots.
(4)Amount is reflected on the accompanying unaudited consolidated balance sheets in Deposits on real estate under option or contract as of September 30, 2021.
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

NOTE 4 - INVESTMENTS IN UNCONSOLIDATED ENTITIES
We may enter into joint ventures as a means of accessing larger parcels of land, expanding our market opportunities, managing our risk profile, optimizing deal structure for the impacted parties and leveraging our capital base. While purchasing land through a joint venture can be beneficial, currently we do not view joint ventures as critical to the success of our homebuilding operations. Our joint venture partners are generally other homebuilders, land sellers or other real estate investors. We do not always have a controlling interest in these ventures, which means our joint venture partners could cause the venture to take actions we disagree with or fail to take actions we believe should be undertaken, including the sale of the underlying property to repay debt or recoup all or part of the partners' investments. Based on the structure of each joint venture, it may or may not be consolidated into our results. As of September 30, 2021, we had one active equity-method land joint venture with limited operations, and one mortgage joint venture, which is engaged in mortgage activities and primarily provides services to our homebuyers.

Summarized condensed combined financial information related to unconsolidated joint ventures that are accounted for using the equity method was as follows (in thousands):

	As of
	September 30, 2021	December 31, 2020
Assets:
Cash	$3,985	$4,656
Real estate	5,732	5,745
Other assets	4,655	5,118
Total assets	$14,372	$15,519
Liabilities and equity:
Accounts payable and other liabilities	$4,641	$5,588
Equity of:
Meritage (1)	5,184	5,330
Other	4,547	4,601
Total liabilities and equity	$14,372	$15,519

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$10,070	$9,630	$29,173	$26,903
Costs and expenses	(8,171)	(8,138)	(24,700)	(21,945)
Net earnings of unconsolidated entities	$1,899	$1,492	$4,473	$4,958
Meritage’s share of pre-tax earnings (1) (2)	$1,071	$1,129	$2,878	$2,864

(1)Balance represents Meritage’s interest, as reflected in the financial records of the respective joint ventures. This balance may differ from the balance reported in the accompanying unaudited consolidated financial statements due to the following reconciling items: (i) timing differences for revenue and distributions recognition, (ii) step-up basis and corresponding amortization, (iii) capitalization of interest on qualified assets, (iv) income deferrals as discussed in Note (2) below and (v) the cessation of allocation of losses from joint ventures in which we have previously written down our investment balance to zero and where we have no commitment to fund additional losses.
(2)Our share of pre-tax earnings is recorded in Earnings from financial services unconsolidated entities and other, net and Other income, net on the accompanying unaudited consolidated income statements and excludes joint venture profit related to lots we purchased from the joint ventures, if any. Such profit is deferred until homes are delivered by us and title passes to a homebuyer.

NOTE 5 — LOANS PAYABLE AND OTHER BORROWINGS
Loans payable and other borrowings consist of the following (in thousands):

	As of
	September 30, 2021	December 31, 2020
Other borrowings, real estate notes payable (1)	$18,985	$23,094
$780.0 million unsecured revolving credit facility with interest approximating LIBOR (approximately 0.08% at September 30, 2021) plus 1.375% or Prime (3.25% at September 30, 2021) plus 0.375%	—	—
Total	$18,985	$23,094
(1)Reflects balance of non-recourse notes payable in connection with land purchases.
The Company entered into an amended and restated unsecured revolving credit facility ("Credit Facility") in 2014 that has been amended from time to time. In December 2020, the Credit Facility was amended to extend the maturity date to December

22, 2025 and provide for the replacement of LIBOR in the event such reference rate is no longer available. The Credit Facility's aggregate commitment is $780.0 million with an accordion feature permitting the size of the facility to increase to a maximum of $880.0 million, subject to certain conditions, including the availability of additional bank commitments. Borrowings under the Credit Facility are unsecured, but availability is subject to, among other things, a borrowing base. The Credit Facility also contains certain financial covenants, including (a) a minimum tangible net worth requirement of $1.5 billion (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings), and (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 60%. In addition, we are required to maintain either (i) an interest coverage ratio (EBITDA to interest expense, as defined therein) of at least 1.50 to 1.00 or (ii) liquidity (as defined therein) of an amount not less than our consolidated interest incurred during the trailing 12 months. We were in compliance with all Credit Facility covenants as of September 30, 2021.
We had no outstanding borrowings under the Credit Facility as of September 30, 2021 and December 31, 2020. There were no borrowings or repayments during the three and nine months ended September 30, 2021. During the first quarter of 2020 we borrowed $500.0 million on our Credit Facility in connection with the perceived potential instability of the financial markets around the COVID-19 pandemic, which we repaid in full during the second quarter of 2020. As of September 30, 2021, we had outstanding letters of credit issued under the Credit Facility totaling $75.0 million, leaving $705.0 million available under the Credit Facility to be drawn.

NOTE 6 — SENIOR NOTES, NET
Senior notes, net consist of the following (in thousands):

	As of
	September 30, 2021	December 31, 2020
7.00% senior notes due 2022	$—	$300,000
6.00% senior notes due 2025. At September 30, 2021 and December 31, 2020 there was approximately $3,000 and $3,614 in net unamortized premium, respectively.	403,000	403,614
5.125% senior notes due 2027	300,000	300,000
3.875% senior notes due 2029	450,000	—
Net debt issuance costs	(10,790)	(6,623)
Total	$1,142,210	$996,991
The indentures for all of our senior notes contain non-financial covenants including, among others, limitations on the amount of secured debt we may incur, and limitations on sale and leaseback transactions and mergers. We were in compliance with all such covenants as of September 30, 2021.
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
In April 2021, we completed an offering of $450.0 million aggregate principal amount of 3.875% Senior Notes due 2029. We used a portion of the net proceeds from this offering to redeem all $300.0 million aggregate principal outstanding of our 7.00% Senior Notes due 2022, incurring $18.2 million in early debt extinguishment charges in the nine months ended September 30, 2021, reflected as Loss on early extinguishment of debt in the accompanying unaudited consolidated income statements.

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
Financial Instruments: The fair value of our fixed-rate debt is derived from quoted market prices by independent dealers (Level 2 inputs as per the discussion above) and is as follows (in thousands):

	As of
	September 30, 2021		December 31, 2020
	Aggregate Principal	Estimated Fair Value	Aggregate Principal	Estimated Fair Value
7.00% senior notes due 2022	$—	$—	$300,000	$319,758
6.00% senior notes due 2025	$400,000	$451,000	$400,000	$451,913
5.125% senior notes due 2027	$300,000	$333,000	$300,000	$333,328
3.875% senior notes due 2029	$450,000	$471,375	$—	$—
Due to the short-term nature of other financial assets and liabilities, including our Loans payable and other borrowings, we consider the carrying amounts of our other short-term financial instruments to approximate fair value.

NOTE 8 — EARNINGS PER SHARE
Basic and diluted earnings per common share were calculated as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Basic weighted average number of shares outstanding	37,647	37,607	37,703	37,763
Effect of dilutive securities:
Unvested restricted stock	582	798	582	728
Diluted average shares outstanding	38,229	38,405	38,285	38,491
Net earnings	$200,752	$109,118	$499,984	$270,948
Basic earnings per share	$5.33	$2.90	$13.26	$7.17
Diluted earnings per share	$5.25	$2.84	$13.06	$7.04

NOTE 9 — ACQUISITIONS AND GOODWILL
Goodwill. In prior years, we have entered new markets through the acquisition of the homebuilding assets and operations of local/regional homebuilders in Georgia, South Carolina and Tennessee. As a result of these transactions, we recorded approximately $33.0 million of goodwill. Goodwill represents the excess of the purchase price of our acquisitions over the fair value of the net assets acquired. Our acquisitions were recorded in accordance with ASC 805, Business Combinations, and ASC 820, using the acquisition method of accounting. The purchase price for acquisitions was allocated based on estimated fair value of the assets and liabilities at the date of the acquisition. The combined excess purchase price of our acquisitions over the fair value of the net assets is classified as goodwill and is included on the accompanying unaudited consolidated balance sheets in Prepaids, other assets and goodwill. In accordance with ASC 350, we assess the recoverability of goodwill annually, or more frequently, if impairment indicators are present.

A summary of the carrying amount of goodwill follows (in thousands):

	West	Central	East	Financial Services	Corporate	Total
Balance at December 31, 2020	$—	$—	$32,962	$—	$—	$32,962
Additions	—	—	—	—	—	—
Balance at September 30, 2021	$—	$—	$32,962	$—	$—	$32,962

NOTE 10 — STOCKHOLDERS’ EQUITY
A summary of changes in stockholders’ equity is presented below (in thousands):

	Nine Months Ended September 30, 2021
	(In thousands)
	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2020	37,512	$375	$455,762	$1,891,731	$2,347,868
Net earnings	—	—	—	131,843	131,843
Stock-based compensation expense	—	—	5,367	—	5,367
Issuance of stock	435	4	(4)	—	—
Share repurchases	(100)	(1)	(8,384)	—	(8,385)
Balance at March 31, 2021	37,847	$378	$452,741	$2,023,574	$2,476,693
Net earnings	—	—	—	167,389	167,389
Stock-based compensation expense	—	—	3,223	—	3,223
Share repurchases	(200)	(2)	(19,159)	—	(19,161)
Balance at June 30, 2021	37,647	$376	$436,805	$2,190,963	$2,628,144
Net earnings	—	—	—	200,752	200,752
Stock-based compensation expense	—	—	5,845	—	5,845
Issuance of stock	3	—	—	—	—
Share repurchases	(95)	—	(9,471)	—	(9,471)
Balance at September 30, 2021	$37,555	$376	$433,179	$2,391,715	$2,825,270

	Nine Months Ended September 30, 2020
	(In thousands)
	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2019	38,199	$382	$505,352	$1,468,256	$1,973,990
Net earnings	—	—	—	71,152	71,152
Stock-based compensation expense	—	—	6,437	—	6,437
Issuance of stock	398	4	(4)	—	—
Share repurchases	(1,000)	(10)	(60,803)	—	(60,813)
Balance at March 31, 2020	37,597	$376	$450,982	$1,539,408	$1,990,766
Net earnings	—	—	—	90,678	90,678
Stock-based compensation expense	—	—	3,157	—	3,157
Issuance of stock	6	1	(1)	—	—
Balance at June 30, 2020	37,603	$377	$454,138	$1,630,086	$2,084,601
Net earnings	—	—	—	109,118	109,118
Stock-based compensation expense	—	—	6,130	—	6,130
Issuance of stock	9	—	—	—	—
Balance at September 30, 2020	37,612	$377	$460,268	$1,739,204	$2,199,849

NOTE 11 — STOCK BASED AND DEFERRED COMPENSATION

We have a stock compensation plan, the Meritage Homes Corporation 2018 Stock Incentive Plan (the “2018 Plan"), that was approved by our Board of Directors and our stockholders and adopted in May 2018. The 2018 Plan is administered by our Board of Directors and allows for the grant of stock appreciation rights, restricted stock awards, restricted stock units, performance share awards and performance-based awards in addition to non-qualified and incentive stock options. All available shares from expired, terminated, or forfeited awards that remained under prior plans were merged into and became available for grant under the 2018 Plan. The 2018 Plan authorizes awards to officers, key employees, non-employee directors and consultants. The 2018 Plan authorizes 6,600,000 shares of stock to be awarded, of which 1,050,079 shares remain available for grant at September 30, 2021. We believe that such awards provide a means of performance-based compensation to attract and retain qualified employees and better align the interests of our employees with those of our stockholders. Non-vested stock awards are usually granted with a five-year ratable vesting period for employees, a three-year cliff vesting for both non-vested stock and performance-based awards granted to senior executive officers and either a three-year cliff vesting or one-year vesting for non-employee directors, dependent on their start date.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock-based compensation expense	$5,845	$6,130	$14,435	$15,724
Non-vested shares granted	4,114	2,112	225,666	225,593
Performance-based non-vested shares granted	—	—	46,593	56,139
Performance-based shares issued in excess of target shares granted (1)	—	—	37,425	24,054
Restricted stock awards vested (includes performance-based awards)	3,615	8,610	438,344	413,016
(1)Performance-based shares that vested and were issued as a result of performance achievement exceeding the originally established targeted number of shares related to respective performance metrics.
The following table includes additional information regarding our stock compensation plan (dollars in thousands):

	As of
	September 30, 2021	December 31, 2020
Unrecognized stock-based compensation cost	$29,890	$22,687
Weighted average years expense recognition period	2.02	2.01
Total equity awards outstanding (1)	910,557	1,098,545
(1)Includes unvested restricted stock, performance-based awards (assuming 100% payout) and restricted stock units.
We also offer a non-qualified deferred compensation plan ("deferred compensation plan") to highly compensated employees in order to allow them additional pre-tax income deferrals above and beyond the limits that qualified plans, such as 401(k) plans, impose on highly compensated employees. We do not currently offer a contribution match on the deferred compensation plan. All contributions to the plan to date have been funded by the employees and, therefore, we have no associated expense related to the deferred compensation plan for the three or nine months ended September 30, 2021 or 2020, other than minor administrative costs.
NOTE 12 — INCOME TAXES
Components of the income tax provision are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Federal	$47,955	$21,692	$115,781	$54,594
State	13,002	4,696	27,572	12,659
Total	$60,957	$26,388	$143,353	$67,253

The effective tax rate for the three and nine months ended September 30, 2021 was 23.3% and 22.3%, and for the three and nine months ended September 30, 2020 was 19.5% and 19.9%, respectively. The higher tax rates for the three and nine months ended September 30, 2021 reflect increased profits in states with higher tax rates and the reduced benefit of credits earned under the Internal Revenue Code ("IRC") §45L new energy efficient homes credit due to greater overall profitability of the Company.

At September 30, 2021 and December 31, 2020, we have no unrecognized tax benefits. We believe that our current income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change. Our policy is to accrue interest and penalties on unrecognized tax benefits and include them in federal income tax expense.
We determine our deferred tax assets and liabilities in accordance with ASC 740, Income Taxes. We evaluate our deferred tax assets, including the benefit from net operating losses ("NOLs"), by jurisdiction to determine if a valuation allowance is required. Companies must assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. This assessment considers, among other matters, the nature, frequency and severity of cumulative losses, forecasts of future profitability, the length of statutory carry forward periods, experiences with operating losses and experiences of utilizing tax credit carry forwards and tax planning alternatives. We have no valuation allowance on our deferred tax assets or NOL carryovers at September 30, 2021.
At September 30, 2021, we have income taxes payable of $15.8 million and income taxes receivable of $0.7 million. The income taxes payable primarily consists of current federal and state tax accruals, net of current energy tax credits and estimated tax payments. This amount is recorded in Accrued liabilities on the accompanying unaudited consolidated balance sheets at September 30, 2021. The income taxes receivable primarily consists of additional energy tax credits claimed by amending prior year tax returns and is recorded in Other receivables on the accompanying unaudited consolidated balance sheets at September 30, 2021.
We conduct business and are subject to tax in the U.S. both federally and in several states. With few exceptions, we are no longer subject to U.S. federal, state, or local income tax examinations by taxing authorities for years prior to 2016. We have no federal or state income tax examinations being conducted at this time.
The future tax benefits from NOLs, built-in losses, and tax credits would be materially reduced or potentially eliminated if we experience an “ownership change” as defined under IRC §382. Based on our analysis performed as of September 30, 2021 we do not believe that we have experienced an ownership change. As a protective measure, our stockholders held a Special Meeting of Stockholders on February 16, 2009 and approved an amendment to our Articles of Incorporation that restricts certain transfers of our common stock. The amendment is intended to help us avoid an unintended ownership change and thereby preserve the value of any tax benefit for future utilization.

NOTE 13 — SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
The following table presents certain supplemental cash flow information (in thousands):

	Nine Months Ended September 30,
	2021	2020
Cash paid during the year for:
Interest, net of interest capitalized	$(14,451)	$(14,756)
Income taxes paid	$152,843	$49,103
Non-cash operating activities:
Real estate acquired through notes payable	$2,199	$8,664

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

The following segment information is in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Homebuilding revenue (1):
West	$460,089	$434,289	$1,305,684	$1,198,782
Central	383,206	353,208	1,109,228	909,692
East	416,610	350,594	1,206,373	963,709
Consolidated total	$1,259,905	$1,138,091	$3,621,285	$3,072,183
Homebuilding segment operating income:
West	$95,167	$53,423	$238,356	$140,059
Central	90,579	52,394	232,537	119,208
East	83,853	37,791	207,509	97,343
Total homebuilding segment operating income	269,599	143,608	678,402	356,610
Financial services segment profit	4,224	4,315	12,599	10,942
Corporate and unallocated costs (2)	(13,303)	(13,550)	(32,673)	(30,488)
Interest expense	(79)	(55)	(246)	(2,176)
Other income, net	1,268	1,188	3,443	3,313
Loss on early extinguishment of debt	—	—	(18,188)	—
Net earnings before income taxes	$261,709	$135,506	$643,337	$338,201

(1)Homebuilding revenue includes the following land closing revenue, by segment, as outlined in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Land closing revenue:
West	$8,470	$—	$21,426	$4,974
Central	—	3,301	3,799	7,901
East	—	1,569	—	4,079
Total	$8,470	$4,870	$25,225	$16,954
(2)Balance consists primarily of corporate costs and numerous shared service functions such as finance and treasury that are not allocated to the homebuilding or financial services reporting segments.

	At September 30, 2021
	West		Central		East		Financial Services	Corporate and Unallocated		Total
Deposits on real estate under option or contract	$23,808		$12,129		$42,050		$—	$—		$77,987
Real estate	1,551,248		1,015,779		1,025,980		—	—		3,593,007
Investments in unconsolidated entities	206		2,988		—		—	711		3,905
Other assets	83,749	(1)	165,693	(2)	85,669	(3)	713	554,726	(4)	890,550
Total assets	$1,659,011		$1,196,589		$1,153,699		$713	$555,437		$4,565,449

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

NOTE 15 — COMMITMENTS AND CONTINGENCIES
We are involved in various routine legal and regulatory proceedings, including, without limitation, claims and litigation alleging construction defects. In general, the proceedings are incidental to our business, and most exposure is subject to and should be covered by warranty and indemnity obligations of our consultants and subcontractors. Additionally, some such claims are also covered by insurance. With respect to the majority of pending litigation matters, our ultimate legal and financial responsibility, if any, cannot be estimated with certainty and, in most cases, any potential losses related to these matters are not considered probable. Historically, most disputes regarding warranty claims are resolved prior to litigation. We believe there are no pending legal or warranty matters as of September 30, 2021 that could have a material adverse impact upon our consolidated financial condition, results of operations or cash flows that have not been sufficiently reserved.

As discussed in Note 1 under the heading “Warranty Reserves”, we have case specific reserves within our $26.6 million of total warranty reserves related to alleged stucco defects in certain homes we constructed between 2006 and 2017 and for water drainage issues in a single community in Florida that we developed in 2016. Our review and handling of these two matters is ongoing and our estimate of and reserves for resolving these matters is based on internal data, our judgement and various assumptions and estimates. Due to the degree of judgment and the potential for variability in our underlying assumptions and data, as we obtain additional information, we may revise our estimates and thus our related reserves. As of September 30, 2021, after considering potential recoveries from the consultants and contractors involved and their insurers and the potential recovery under our general liability insurance policies, we believe our reserves are sufficient to cover the above mentioned matters. See Note 1 for information related to our warranty obligations.

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

The words “believe,” “expect,” “anticipate,” “forecast,” “plan,” “intend,” "may," "will," "should," "could," “estimate,” “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. All statements we make other than statements of historical fact are forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Forward-looking statements in this Quarterly Report include: statements concerning our expectations for our financial results, business, operations, housing demand and the economy and society in general; trends and economic factors in the homebuilding industry in general, and our markets and results specifically, including the impact thereon of an epidemic or pandemic (such as COVID-19), the duration, impact and severity of which is highly uncertain; our goals, strategies and strategic initiatives and the anticipated benefits relating thereto; our intentions and the expected benefits and advantages of our product and land positioning strategies, including with respect to our focus on the first-time and first move-up buyer and housing demand for affordable homes and our spec home strategy; supply chain constraints and construction cycle times; the timing and targeted number of new community openings in 2021 and beyond; demand and pricing trends in the short-term throughout our geographies; that we may opportunistically repurchase or redeem our debt; the benefits of our land acquisition strategy and structures, including the use and the benefits of option contracts; our expectation that existing guarantees, letters of credit and performance and surety bonds will not be drawn on; the adequacy of our insurance coverage and warranty reserves; the expected outcome of legal proceedings we are involved in and the sufficiency of our reserves relating thereto; seasonality; our ability and willingness to acquire land under option or contract; our strategy and trends and expectations concerning sales prices, sales pace, closings, orders, cancellations, land investments and spend, material and labor costs for land development and home construction, gross margins, gross profit, revenues, general and administrative expenses, net earnings, operating leverage, backlog and backlog conversion, land prices, changes in and location of active communities, and the amount, type and timing of new community openings; our future cash needs; the impact of new accounting standards; that we may seek to raise additional debt and equity capital; our intentions regarding the payment of dividends and the use of derivative contracts; our perceptions about the importance of joint ventures to our business; and the impact of changes in interest rates.

Important factors that could cause actual results to differ materially from those in forward-looking statements, and that could negatively affect our business include, but are not limited to, the following: changes in interest rates and the availability and pricing of residential mortgages; inflation in the cost of materials used to develop communities and construct homes; supply chain constraints; our ability to obtain performance and surety bonds in connection with our development work; the ability of our potential buyers to sell their existing homes; legislation related to tariffs; the adverse effect of slow absorption rates; impairments of our real estate inventory; cancellation rates; competition; home warranty and construction defect claims; failures in health and safety performance; fluctuations in quarterly operating results; our level of indebtedness; our ability to obtain financing if our credit ratings are downgraded; our potential exposure to and impacts from natural disasters or severe weather conditions; the availability and cost of finished lots and undeveloped land; the success of our strategy to offer and market entry-level and first move-up homes; a change to the feasibility of projects under option or contract that could result in the write-down or write-off of earnest or option deposits; our limited geographic diversification; the replication of our energy-efficient technologies by our competitors; shortages in the availability and cost of subcontract labor; our exposure to information technology failures and security breaches and the impact thereof; the loss of key personnel; changes in tax laws that adversely impact us or our homebuyers; our inability to prevail on contested tax positions; failure to comply with laws and regulations; our compliance with government regulations; negative publicity that affects our reputation; disruptions to our business by an epidemic or pandemic (such as COVID-19), and measures that federal, state and local governments and/or health authorities implement to address it; and other factors identified in documents filed by the Company with the Securities and Exchange Commission, including those set forth in this Form 10-Q and our Form 10-K for the year ended December 31, 2020 under the caption "Risk Factors."
Forward-looking statements express expectations of future events. All forward-looking statements are inherently uncertain, as they are based on various expectations and assumptions concerning future events and they are subject to numerous known and unknown risks and uncertainties that could cause actual events or results to differ materially from those projected. Due to these inherent uncertainties, the investment community is urged not to place undue reliance on forward-looking statements. In addition, we disclaim and undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to projections over time, except as required by law.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview and Outlook
The housing market remained solid during the third quarter of 2021 as it continues to benefit from still low interest rates, a limited supply of available homes, and ongoing demand, particularly with the millennial and baby boomer generations who are experiencing life events that align with a change in home ownership. We believe that these underlying economic and demographic factors will continue in the near to mid-term, but will likely taper to a normalized pace over time. Our operating model to provide buyers with affordable, healthy, and quick move-in ready homes has positioned us to take full advantage of the current market, resulting in the highest third quarter closing volume and the highest quarterly home closing gross margin in the Company's history.
In addition to our strong growth in closings and profitability during the third quarter of 2021, we continued to make progress on our goals for community count growth. As of September 30, 2021, we had 236 active communities, up both sequentially and year-over-year from 226 at June 30, 2021, and 204 at September 30, 2020. We were able to close 3,112 homes in the third quarter of 2021 despite supply chain constraints that impacted our production. Through long-cultivated relationships with our national and local partners, we were able to navigate the current limitations and expect to continue to utilize our spec-heavy, limited SKU operating model to manage the continuing supply chain concerns that are expected to last into 2022. We metered the number of homes available for sale to align with the current production constraints, causing our average absorption pace to decrease year-over-year during the third quarter, although it remains strong compared to historical trends.
Summary Company Results

Total home closing revenue was $1.3 billion on 3,112 homes closed for the three months ended September 30, 2021 compared to $1.1 billion on 3,004 homes closed for the third quarter of 2020, increases of 10.4% and 3.6%, respectively. In addition to higher home closing revenue, we achieved our highest home closing gross margin in Company history of 29.7%, an 820 basis point increase year-over-year that contributed to a $128.1 million increase in home closing gross profit to $371.7 million compared to $243.6 million in the third quarter of 2020. This improvement was due to pricing power from strong buyer demand and leveraging of our fixed costs on higher home closing volumes, more than offsetting higher lumber costs and other rising commodity costs. General and administrative expenses were $47.2 million in the three months ended September 30, 2021, a $6.5 million increase from $40.7 million during the third quarter of 2020, driven by higher performance related compensation expenses and a higher employee headcount. Earnings before income taxes improved by $126.2 million year-over-year to $261.7 million for the third quarter of 2021. These improved year-over-year results combined with our higher effective income tax rate of 23.3% as compared to 19.5% in the prior year period led to net earnings of $200.8 million in the third quarter of 2021 versus $109.1 million in the third quarter of 2020. The higher effective tax rate in the third quarter of 2021 reflects increased profit in states with higher tax rates and the reduced benefit of federal energy efficient home tax credits on higher net earnings before income taxes. For the nine months ended September 30, 2021, home closing revenue was $3.6 billion on 9,275 homes closed, 17.7% and 14.6% increases over 2020, respectively. Year-to-date results reflect an increase of $341.0 million in home closing gross profit versus the nine months ended September 30, 2020. Interest expense decreased year-over-year by $1.9 million as we benefited from lower interest rates as a result of our debt refinancing in April 2021. In connection with this refinancing transaction, we recognized an $18.2 million loss on early extinguishment of debt (see Note 6 in the accompanying unaudited financial statements for additional information). Higher pre-tax income was reduced by an effective tax rate of 22.3%, leading to net income of $500.0 million for the nine months ended September 30, 2021 compared to $270.9 million for the 2020 period.

Order volume declined 10.6% in the three months ended September 30, 2021 compared to the same period in 2020, as a result of metering our orders to align with production and a slight return of traditional seasonality. The third quarter of 2021 orders pace remained elevated at 5.0 per month, down from 5.8 in the third quarter of 2020, which represented the highest third quarter pace in Company history. This was partially offset by a 4.8% increase in average active communities over the prior year comparable period. Order value remained flat as a 12.0% increase in average sales price ("ASP") offset the volume decrease. We were able to open 40 communities during the third quarter of 2021 despite delays in permitting, zoning and entitlement as well as land supply chain constraints. Our order cancellation rate dropped to 10% for the third quarter of 2021 compared to 13% for the prior year period. For the nine months ended September 30, 2021, home order volume decreased 1.0% while home order value increased 9.6% over the prior year, and our order cancellation rate dropped to 10% compared to 14% for the prior year period. We ended the third quarter of 2021 with 5,838 homes in backlog valued at $2.6 billion, an 11.4% increase in units and a 27.5% increase in value over September 30, 2020.

Company Positioning
We believe that our ongoing investments in new communities designed for the first-time and first move-up homebuyer, our commitment to an all-spec strategy for our entry-level homes, our simplified first move-up design studio process, industry-leading innovation in our energy-efficient product offerings, automation, and transformative customer buying experience, create a differentiated strategy that has aided us in our success in the highly-competitive new home market and will continue to do so in the long-term.
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
•Leveraging and expanding on technological solutions through digital offerings. During the third quarter of 2021, we launched our chat bot, Virtual Assistant Liaison ("VAL"), which provides customers and owners with around-the-clock information and support on our website. We also offer virtual tours, partial or fully virtual closings in states where such services are permitted, and online scheduling for in-person model home tours and self-guided tours in select locations. Our website provides a warranty portal for our homeowners to submit and track warranty-related matters and a comprehensive online suite of financial services such as mortgage pre-qualifications and on-demand homeowners’ insurance quotes;
•Increasing homeowner satisfaction by setting industry standards for energy-efficiency and offering healthier homes with enhanced security features. Every new home we construct meets or exceeds ENERGY STAR® standards and comes standard with the MERV-13 air filter and a multispeed HVAC system, allowing owners to better manage the comfort of their home while reducing their environmental impact and operating costs. In addition, each of our newly constructed homes includes home automation features through our M.Connected Home™ Automation Suite which includes the Honeywell Pro Series Hub ("the Hub") that allows homeowners to monitor and control key components of their homes;
•Simplifying our production process to allow us to more efficiently build our homes and reduce our construction costs, which in turn allows us to competitively price our homes and deliver them on a shorter timeline; and
•Improving our home closing gross profit by growing closing volume, allowing us to better leverage our overhead;
In order to maintain focus on growing our business, we remain committed to the following long-term objectives:
•Maintaining a healthy orders pace through the use of our consumer and market research to build homes that offer our buyers their desired features and amenities;
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
•Carefully managing our liquidity and a strong balance sheet; we ended the quarter with a 29.1% debt-to-capital ratio and a 17.5% net debt-to-capital ratio;
•Maximizing returns to our shareholders, most recently through our improved financial performance and share repurchase program; and
•Promoting a positive environment for our employees through our commitment to foster diversity, equity, and inclusion and providing market-competitive benefits in order to develop and motivate our employees and to minimize turnover and to maximize recruitment efforts.

Critical Accounting Policies
The accounting policies we deem most critical to us and that involve the most difficult, subjective or complex judgments include revenue recognition, valuation of real estate, warranty reserves and valuation of deferred tax assets. There have been no significant changes to our critical accounting policies during the nine months ended September 30, 2021 compared to those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our 2020 Annual Report on Form 10-K.

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

	Three Months Ended September 30,		Quarter over Quarter
	2021	2020	Change $	Change %
Home Closing Revenue
Total
Dollars	$1,251,435	$1,133,221	$118,214	10.4%
Homes closed	3,112	3,004	108	3.6%
Average sales price	$402.1	$377.2	$24.9	6.6%
West Region
Arizona
Dollars	$193,847	$143,630	$50,217	35.0%
Homes closed	532	429	103	24.0%
Average sales price	$364.4	$334.8	$29.6	8.8%
California
Dollars	$177,623	$202,460	$(24,837)	(12.3)%
Homes closed	295	332	(37)	(11.1)%
Average sales price	$602.1	$609.8	$(7.7)	(1.3)%
Colorado
Dollars	$80,149	$88,199	$(8,050)	(9.1)%
Homes closed	144	183	(39)	(21.3)%
Average sales price	$556.6	$482.0	$74.6	15.5%
West Region Totals
Dollars	$451,619	$434,289	$17,330	4.0%
Homes closed	971	944	27	2.9%
Average sales price	$465.1	$460.1	$5.0	1.1%
Central Region - Texas
Central Region Totals
Dollars	$383,206	$349,907	$33,299	9.5%
Homes closed	1,012	1,059	(47)	(4.4)%
Average sales price	$378.7	$330.4	$48.3	14.6%
East Region
Florida
Dollars	$139,642	$124,836	$14,806	11.9%
Homes closed	386	339	47	13.9%
Average sales price	$361.8	$368.2	$(6.4)	(1.7)%
Georgia
Dollars	$52,004	$62,921	$(10,917)	(17.4)%
Homes closed	139	178	(39)	(21.9)%
Average sales price	$374.1	$353.5	$20.6	5.8%
North Carolina
Dollars	$145,268	$98,322	$46,946	47.7%
Homes closed	371	295	76	25.8%
Average sales price	$391.6	$333.3	$58.3	17.5%
South Carolina
Dollars	$31,686	$25,502	$6,184	24.2%
Homes closed	92	78	14	17.9%
Average sales price	$344.4	$326.9	$17.5	5.4%
Tennessee
Dollars	$48,010	$37,444	$10,566	28.2%
Homes closed	141	111	30	27.0%
Average sales price	$340.5	$337.3	$3.2	0.9%
East Region Totals
Dollars	$416,610	$349,025	$67,585	19.4%
Homes closed	1,129	1,001	128	12.8%
Average sales price	$369.0	$348.7	$20.3	5.8%

	Nine Months Ended September 30,		Quarter over Quarter
	2021	2020	Change $	Change %
Home Closing Revenue
Total
Dollars	$3,596,060	$3,055,229	$540,831	17.7%
Homes closed	9,275	8,090	1,185	14.6%
Average sales price	$387.7	$377.7	$10.0	2.6%
West Region
Arizona
Dollars	$497,105	$437,233	$59,872	13.7%
Homes closed	1,423	1,315	108	8.2%
Average sales price	$349.3	$332.5	$16.8	5.1%
California
Dollars	$547,754	$487,605	$60,149	12.3%
Homes closed	890	787	103	13.1%
Average sales price	$615.5	$619.6	$(4.1)	(0.7)%
Colorado
Dollars	$239,399	$268,970	$(29,571)	(11.0)%
Homes closed	464	553	(89)	(16.1)%
Average sales price	$515.9	$486.4	$29.5	6.1%
West Region Totals
Dollars	$1,284,258	$1,193,808	$90,450	7.6%
Homes closed	2,777	2,655	122	4.6%
Average sales price	$462.5	$449.6	$12.9	2.9%
Central Region - Texas
Central Region Totals
Dollars	$1,105,429	$901,791	$203,638	22.6%
Homes closed	3,129	2,747	382	13.9%
Average sales price	$353.3	$328.3	$25.0	7.6%
East Region
Florida
Dollars	$440,847	$357,233	$83,614	23.4%
Homes closed	1,246	942	304	32.3%
Average sales price	$353.8	$379.2	$(25.4)	(6.7)%
Georgia
Dollars	$169,620	$163,617	$6,003	3.7%
Homes closed	456	459	(3)	(0.7)%
Average sales price	$372.0	$356.5	$15.5	4.3%
North Carolina
Dollars	$372,119	$276,477	$95,642	34.6%
Homes closed	1,000	805	195	24.2%
Average sales price	$372.1	$343.4	$28.7	8.4%
South Carolina
Dollars	$87,741	$73,113	$14,628	20.0%
Homes closed	258	229	29	12.7%
Average sales price	$340.1	$319.3	$20.8	6.5%
Tennessee
Dollars	$136,046	$89,190	$46,856	52.5%
Homes closed	409	253	156	61.7%
Average sales price	$332.6	$352.5	$(19.9)	(5.6)%
East Region Totals
Dollars	$1,206,373	$959,630	$246,743	25.7%
Homes closed	3,369	2,688	681	25.3%
Average sales price	$358.1	$357.0	$1.1	0.3%

	Three Months Ended September 30,		Quarter over Quarter
	2021	2020	Change $	Change %
Home Orders (1)
Total
Dollars	$1,488,951	$1,488,480	$471	—%
Homes ordered	3,441	3,851	(410)	(10.6)%
Average sales price	$432.7	$386.5	$46.2	12.0%
West Region
Arizona
Dollars	$233,828	$240,151	$(6,323)	(2.6)%
Homes ordered	550	709	(159)	(22.4)%
Average sales price	$425.1	$338.7	$86.4	25.5%
California
Dollars	$213,859	$319,680	$(105,821)	(33.1)%
Homes ordered	319	510	(191)	(37.5)%
Average sales price	$670.4	$626.8	$43.6	7.0%
Colorado
Dollars	$123,242	$88,972	$34,270	38.5%
Homes ordered	207	188	19	10.1%
Average sales price	$595.4	$473.3	$122.1	25.8%
West Region Totals
Dollars	$570,929	$648,803	$(77,874)	(12.0)%
Homes ordered	1,076	1,407	(331)	(23.5)%
Average sales price	$530.6	$461.1	$69.5	15.1%
Central Region - Texas
Central Region Totals
Dollars	$427,689	$395,453	$32,236	8.2%
Homes ordered	1,070	1,183	(113)	(9.6)%
Average sales price	$399.7	$334.3	$65.4	19.6%
East Region
Florida
Dollars	$192,479	$179,607	$12,872	7.2%
Homes ordered	534	491	43	8.8%
Average sales price	$360.4	$365.8	$(5.4)	(1.5)%
Georgia
Dollars	$74,766	$62,541	$12,225	19.5%
Homes ordered	176	172	4	2.3%
Average sales price	$424.8	$363.6	$61.2	16.8%
North Carolina
Dollars	$140,135	$132,988	$7,147	5.4%
Homes ordered	347	386	(39)	(10.1)%
Average sales price	$403.8	$344.5	$59.3	17.2%
South Carolina
Dollars	$31,535	$28,140	$3,395	12.1%
Homes ordered	100	90	10	11.1%
Average sales price	$315.4	$312.7	$2.7	0.9%
Tennessee
Dollars	$51,418	$40,948	$10,470	25.6%
Homes ordered	138	122	16	13.1%
Average sales price	$372.6	$335.6	$37.0	11.0%
East Region Totals
Dollars	$490,333	$444,224	$46,109	10.4%
Homes ordered	1,295	1,261	34	2.7%
Average sales price	$378.6	$352.3	$26.3	7.5%
(1)Home orders for any period represent the aggregate sales price of all homes ordered, net of cancellations. We do not include orders contingent upon the sale of a customer’s existing home or a mortgage pre-approval as a sales contract until the contingency is removed.

	Nine Months Ended September 30,		Quarter over Quarter
	2021	2020	Change $	Change %
Home Orders (1)
Total
Dollars	$4,337,753	$3,958,870	$378,883	9.6%
Homes ordered	10,441	10,550	(109)	(1.0)%
Average sales price	$415.5	$375.2	$40.3	10.7%
West Region
Arizona
Dollars	$713,067	$654,579	$58,488	8.9%
Homes ordered	1,776	2,016	(240)	(11.9)%
Average sales price	$401.5	$324.7	$76.8	23.7%
California
Dollars	$604,478	$769,251	$(164,773)	(21.4)%
Homes ordered	949	1,250	(301)	(24.1)%
Average sales price	$637.0	$615.4	$21.6	3.5%
Colorado
Dollars	$317,155	$258,268	$58,887	22.8%
Homes ordered	557	540	17	3.1%
Average sales price	$569.4	$478.3	$91.1	19.0%
West Region Totals
Dollars	$1,634,700	$1,682,098	$(47,398)	(2.8)%
Homes ordered	3,282	3,806	(524)	(13.8)%
Average sales price	$498.1	$442.0	$56.1	12.7%
Central Region - Texas
Central Region Totals
Dollars	$1,248,032	$1,130,943	$117,089	10.4%
Homes ordered	3,286	3,457	(171)	(4.9)%
Average sales price	$379.8	$327.1	$52.7	16.1%
East Region
Florida
Dollars	$547,706	$435,411	$112,295	25.8%
Homes ordered	1,481	1,198	283	23.6%
Average sales price	$369.8	$363.4	$6.4	1.8%
Georgia
Dollars	$213,632	$182,958	$30,674	16.8%
Homes ordered	533	518	15	2.9%
Average sales price	$400.8	$353.2	$47.6	13.5%
North Carolina
Dollars	$450,854	$340,626	$110,228	32.4%
Homes ordered	1,156	999	157	15.7%
Average sales price	$390.0	$341.0	$49.0	14.4%
South Carolina
Dollars	$90,532	$85,316	$5,216	6.1%
Homes ordered	264	272	(8)	(2.9)%
Average sales price	$342.9	$313.7	$29.2	9.3%
Tennessee
Dollars	$152,297	$101,518	$50,779	50.0%
Homes ordered	439	300	139	46.3%
Average sales price	$346.9	$338.4	$8.5	2.5%
East Region Totals
Dollars	$1,455,021	$1,145,829	$309,192	27.0%
Homes ordered	3,873	3,287	586	17.8%
Average sales price	$375.7	$348.6	$27.1	7.8%
(1)Home orders for any period represent the aggregate sales price of all homes ordered, net of cancellations. We do not include orders contingent upon the sale of a customer’s existing home or a mortgage pre-approval as a sales contract until the contingency is removed.

	Three Months Ended September 30,
	2021		2020
	Ending	Average	Ending	Average
Active Communities
Total	236	231.0	204	220.5
West Region
Arizona	38	38.0	35	36.5
California	18	19.0	20	24.0
Colorado	16	16.5	11	12.0
West Region Totals	72	73.5	66	72.5
Central Region - Texas
Central Region Totals	68	66.0	58	63.0
East Region
Florida	38	36.0	34	35.0
Georgia	12	11.0	11	14.0
North Carolina	26	26.0	20	20.5
South Carolina	11	9.0	6	5.5
Tennessee	9	9.5	9	10.0
East Region Totals	96	91.5	80	85.0

	Nine Months Ended September 30,
	2021		2020
	Ending	Average	Ending	Average
Active Communities
Total	236	215.3	204	232.1
West Region
Arizona	38	35.5	35	34.3
California	18	18.3	20	25.3
Colorado	16	14.0	11	13.8
West Region Totals	72	67.8	66	73.4
Central Region - Texas
Central Region Totals	68	63.6	58	70.3
East Region
Florida	38	33.3	34	34.4
Georgia	12	10.3	11	15.3
North Carolina	26	24.3	20	21.6
South Carolina	11	7.5	6	6.8
Tennessee	9	8.5	9	10.3
East Region Totals	96	83.9	80	88.4

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cancellation Rates (1)
Total	10%	13%	10%	14%
West Region
Arizona	12%	10%	10%	11%
California	10%	13%	10%	15%
Colorado	10%	15%	8%	15%
West Region Totals	10%	12%	9%	13%
Central Region - Texas
Central Region Totals	13%	15%	11%	16%
East Region
Florida	5%	12%	8%	12%
Georgia	9%	12%	10%	12%
North Carolina	7%	11%	7%	9%
South Carolina	18%	15%	15%	13%
Tennessee	7%	12%	10%	17%
East Region Totals	8%	11%	9%	12%
(1)Cancellation rates are computed as the number of canceled units for the period divided by the gross sales units for the same period.

	At September 30,		Quarter over Quarter
	2021	2020	Change $	Change %
Order Backlog (1)
Total
Dollars	$2,555,405	$2,004,981	$550,424	27.5%
Homes in backlog	5,838	5,242	596	11.4%
Average sales price	$437.7	$382.5	$55.2	14.4%
West Region
Arizona
Dollars	$560,090	$404,044	$156,046	38.6%
Homes in backlog	1,346	1,212	134	11.1%
Average sales price	$416.1	$333.4	$82.7	24.8%
California
Dollars	$331,454	$373,949	$(42,495)	(11.4)%
Homes in backlog	503	608	(105)	(17.3)%
Average sales price	$659.0	$615.0	$44.0	7.2%
Colorado
Dollars	$182,536	$87,047	$95,489	109.7%
Homes in backlog	301	183	118	64.5%
Average sales price	$606.4	$475.7	$130.7	27.5%
West Region Totals
Dollars	$1,074,080	$865,040	$209,040	24.2%
Homes in backlog	2,150	2,003	147	7.3%
Average sales price	$499.6	$431.9	$67.7	15.7%
Central Region - Texas
Central Region Totals
Dollars	$715,226	$602,709	$112,517	18.7%
Homes in backlog	1,787	1,758	29	1.6%
Average sales price	$400.2	$342.8	$57.4	16.7%
East Region
Florida
Dollars	$321,831	$242,419	$79,412	32.8%
Homes in backlog	785	627	158	25.2%
Average sales price	$410.0	$386.6	$23.4	6.1%
Georgia
Dollars	$101,996	$69,204	$32,792	47.4%
Homes in backlog	233	192	41	21.4%
Average sales price	$437.8	$360.4	$77.4	21.5%
North Carolina
Dollars	$242,192	$143,741	$98,451	68.5%
Homes in backlog	610	413	197	47.7%
Average sales price	$397.0	$348.0	$49.0	14.1%
South Carolina
Dollars	$44,028	$36,723	$7,305	19.9%
Homes in backlog	126	114	12	10.5%
Average sales price	$349.4	$322.1	$27.3	8.5%
Tennessee
Dollars	$56,052	$45,145	$10,907	24.2%
Homes in backlog	147	135	12	8.9%
Average sales price	$381.3	$334.4	$46.9	14.0%
East Region Totals
Dollars	$766,099	$537,232	$228,867	42.6%
Homes in backlog	1,901	1,481	420	28.4%
Average sales price	$403.0	$362.7	$40.3	11.1%
(1)Our backlog represents net sales that have not closed.

Operating Results

Companywide. In the third quarter of 2021, we achieved our highest third quarter home closing volume and revenue in Company history, providing a 3.6% improvement in units over the third quarter of 2020, with 3,112 closings valued at $1.3 billion compared to 3,004 closings valued at $1.1 billion in the prior year. This increase in closing volume was attributable to entering the quarter with a higher backlog as compared to prior year, despite a lower backlog conversion rate. Home closing revenue increased by 10.4% over the third quarter of 2020 due to the higher closing volume combined with a 6.6% increase in ASP. Home order volume declined by 10.6% to 3,441 homes as compared to 3,851 homes in the third quarter of 2020, due to a 14.9% decrease in orders pace that was partially offset by a 4.8% increase in average active communities. We metered the number of homes available for sale during the third quarter of 2021 to align with our starts and the current production constraints. Orders pace was still strong at 5.0 homes ordered per average active community per month during the third quarter of 2021, but down from the Company's all time third quarter high of 5.8 homes in 2020. Home order value of $1.5 billion was flat compared to the third quarter of 2020, as the decrease in order volume was entirely offset by a 12.0% increase in ASP on orders. This increase in ASP demonstrates the continuing market demand for homes, providing us pricing power. Our focus on first-time and first move-up buyers, with our entry-level communities offering only spec homes for sale, allows for quicker move-ins for our customers, increasing the desirability of our products. Community count increased 15.7% year-over-year, ending the third quarter with 236 actively selling communities at September 30, 2021, up from 204 at September 30, 2021. Our order cancellation rate improved to 10% for both the three and nine month periods in 2021, as compared to 13% and 14% during the three and nine month periods in 2020, respectively, a further indication of strong demand in the market.

For the nine months ended September 30, 2021, home closing volume grew by 1,185 units, or 14.6%, and home closing revenue improved by $540.8 million on 9,275 closings valued at $3.6 billion. Order volume for the nine months ended September 30, 2021 decreased 1.0% year-over-year, to 10,441 orders, while value increased 9.6%, to $4.3 billion for the nine months ended September 30, 2021. Demand for our affordable entry-level homes has provided us with pricing power, resulting in a 10.7% increase in ASP on orders for the nine months ended September 30, 2021. We ended the quarter with 5,838 homes in backlog valued at $2.6 billion, compared to 5,242 units valued at $2.0 billion at September 30, 2020. Despite the decrease in order volume, backlog units and backlog value increased year-over-year from the impacts of rising ASP on orders and cycle time delays.
West. The West Region closed 971 homes and generated $451.6 million in home closing revenue in the third quarter of 2021, up from 944 homes and $434.3 million in home closing revenue in the comparable 2020 period. Order volume decreased 23.5% to 1,076 homes in the third quarter of 2021 compared to 1,407 in 2020, most notably in California, due in part to a 20.8% decrease in average active communities. Strong demand and pricing power resulted in a 15.1% increase in ASP on orders and helped to partially offset the decreased volumes, resulting in a net 12.0% decrease in order value in the third quarter of 2021 to $570.9 million, down from $648.8 million in the 2020 period. Orders pace declined year-over-year to 4.9 homes per average community per month during the three months ended September 30, 2021 compared to 6.5 homes in the same period of 2020. As discussed previously, the year-over-year decline in orders pace is due mainly to metering of homes available for sale in order to keep pace with production cycle times.
Year-to-date results in the West Region were similar to those of the third quarter. The number and value of homes closed versus prior year increased by 4.6% and 7.6%, respectively, and ASP improved 2.9%. Order volumes for the Region declined 13.8% year-to-date, due to a 7.6% decline in the average number of actively selling communities and a 6.7% decline in orders pace. Order value was 2.8% lower for the nine months ended September 30, 2021, due to the decreased volume partially offset by a 12.7% increase in ASP. The West Region ended the third quarter of 2021 with 2,150 homes in backlog valued at $1.1 billion, up from 2,003 units valued at $865.0 million at September 30, 2020. Despite the decrease in order volume, backlog increased year-over-year due to entering the period with a higher backlog and closing delays caused by supply chain constraints.
Central. In the third quarter of 2021, the Central Region, made up of our Texas markets, closed 1,012 homes and generated $383.2 million in home closing revenue, up from the prior year comparable period results of 1,059 homes and $349.9 million of home closing revenue. The 9.5% increase in revenue was due entirely to the 14.6% increase in ASP, as closing volume decreased 4.4% year-over-year. Order volume declined 9.6% due to a 13.8% decrease in orders pace, partially offset by an increase in average active community count of 4.8%. Despite the lower volume, order value increased 8.2% to $427.7 million in the third quarter of 2021, compared to $395.5 million in the prior year quarter, due to pricing power that drove ASP up by 19.6% in the Region.
The Central Region experienced improvements in home closings and home closing revenues for the nine months ended September 30, 2021, which were up 13.9% and 22.6%, respectively. Order volume decreased 4.9% due to a lower average active community count, offset by increased orders pace. Order value and ASP on orders improved 10.4% and 16.1%, respectively, year-over-year. The Region ended the quarter with 1,787 units in backlog, up 1.6%, and backlog value of $715.2 million, up 18.7% compared to the prior year.

East. During the three months ended September 30, 2021, the East Region delivered 1,129 closings and $416.6 million in home closing revenue compared to 1,001 closings and $349.0 million in home closing revenue in the comparable prior year period, improvements of 12.8% and 19.4%, respectively. The East Region was the only region in the Company to generate an increase in order volume in the third quarter of 2021, with an improvement in both volume and value of 2.7% and 10.4%, respectively, reporting 1,295 units valued at $490.3 million compared to 1,261 units valued at $444.2 million in the prior year period. The higher orders reflect a 7.6% increase in average active communities, which offset the 4.1% decrease in orders pace, while the improvement in order value benefited from both the increase in volume as well as the 7.5% higher ASP.
The year-to-date results of the East Region were similar to those of the third quarter, with 25.3% and 25.7% improvements in home closing volume and revenue, respectively, compared to 2020, providing 3,369 closings and $1.2 billion in home closing revenue for the nine month period ending September 30, 2021. The number and value of orders rose by 17.8% and 27.0%, respectively, due to a 24.2% increase in orders pace for the nine months ended September 30, 2021 compared to prior year, which more than offset the 5.1% decrease in average active communities. The East Region ended the quarter with 1,901 homes in backlog valued at $766.1 million compared to 1,481 homes valued at $537.2 million at September 30, 2020, a 28.4% increase in units and 42.6% in order value from strong demand and pricing power.
Land Closing Revenue and Gross Profit/(Loss)
From time to time, we may sell certain lots or land parcels to other homebuilders, developers or investors if we feel the sale will provide a greater economic benefit to us than continuing development or home construction or where we are looking to diversify our land positions in the specific geography. As a result of such sales, we recognized land closing revenue of $8.5 million and $4.9 million for the three months ending September 30, 2021 and 2020, respectively, and profit of $0.8 million and $0.5 for the third quarter of 2021 and 2020, respectively. Year-to-date land sales resulted in a profit of $1.0 million for the nine months ended September 30, 2021 and a loss of $0.6 million loss in the prior year.
Other Operating Information (dollars in thousands)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	Dollars	Percent of Home Closing Revenue	Dollars	Percent of Home Closing Revenue	Dollars	Percent of Home Closing Revenue	Dollars	Percent of Home Closing Revenue
Home Closing Gross Profit (1)
Total	$371,676	29.7%	$243,567	21.5%	$983,632	27.4%	$642,623	21.0%

West	$127,783	28.3%	$88,655	20.4%	$339,024	26.4%	$243,252	20.4%

Central	$122,940	32.1%	$83,452	23.8%	$327,728	29.6%	$205,431	22.8%

East	$120,953	29.0%	$71,460	20.5%	$316,880	26.3%	$193,940	20.2%

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
Companywide. Home closing gross margin for the third quarter of 2021 improved 820 basis points to our highest quarterly home closing gross margin in Company history of 29.7%, compared to 21.5% in the third quarter of 2020. The improved margin combined with higher revenue contributed to a $128.1 million improvement in home closing gross profit to end the quarter with $371.7 million compared to $243.6 million in 2020. Gross margin was up 640 basis points to 27.4% versus 21.0% for the nine months ended September 30, 2021 and 2020, respectively. The improved margins in 2021 in both the three and nine month periods are due to pricing power from strong buyer demand combined with leverage of fixed costs on greater home closing revenue, which have more than offset the higher lumber prices and increases in other commodity costs.

West. Home closing gross margin for the West Region improved by 790 basis points to 28.3% for the third quarter of 2021 versus 20.4% in the third quarter of 2020. For the nine months ended September 30, 2021, home closing gross margin improved by 600 basis points to 26.4% versus 20.4% for the same period in the prior year. The improvements in the West Region's gross margins are due to pricing power from strong market demand and leverage of fixed costs on higher home closing revenue.
Central. The Central Region provided the highest home closing gross margin in the Company, which at 32.1% for the third quarter of 2021 was up 830 basis points from 23.8% in the prior year quarter. The improvement in gross margin was due to pricing power that generated the highest ASP increase in the Company of 14.6% combined with leverage of fixed costs and overhead. For the nine months ended September 30, 2021, gross margin was up 680 basis points to 29.6% as compared to 22.8% for the same 2020 period.
East. Home closing gross margin in the East Region was up 850 basis points year-over-year, our most notable improvement, at 29.0% in the third quarter of 2021 versus 20.5% for the comparable 2020 period. For the nine months ended September 30, 2021, gross margin was up 610 basis points to 26.3% versus 20.2% for the same period in the prior year. Pricing power and leverage of fixed costs on higher closing revenues contributed to improvements in gross margin for both the three and nine months ended September 30, 2021 compared to the respective 2020 periods.
Financial Services Profit (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Financial services profit	$4,224	$4,315	$12,599	$10,942
Financial services profit represents the net profit of our financial services operations, including the operating profit generated by our wholly-owned title and insurance companies, Carefree Title Agency and Meritage Homes Insurance Agency, as well as our portion of earnings from our mortgage joint venture. Financial services profit was $4.2 million and $4.3 million for the three months ended September 30, 2021 and 2020, respectively, and $12.6 million and $10.9 million for the nine months ended September 30, 2021 and 2020, respectively. The nominal decrease in year-over-year third quarter 2021 financial services profit despite an increase in closing volume is largely due to costs attributable to increased employee headcount. The $1.7 million year-over-year increase in year-to-date financial services profit is commensurate with the year-over-year 14.6% higher closing volumes.
Selling, General and Administrative Expenses and Other Expenses (dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Commissions and other sales costs	$(68,952)	$(73,282)	$(210,585)	$(204,863)
Percent of home closing revenue	5.5%	6.5%	5.9%	6.7%
General and administrative expenses	$(47,192)	$(40,737)	$(128,297)	$(111,083)
Percent of home closing revenue	3.8%	3.6%	3.6%	3.6%
Interest expense	$(79)	$(55)	$(246)	$(2,176)
Other income, net	$1,268	$1,188	$3,443	$3,313
Loss on early extinguishment of debt	$—	$—	$(18,188)	$—
Provision for income taxes	$(60,957)	$(26,388)	$(143,353)	$(67,253)

Commissions and Other Sales Costs. Commissions and other sales costs are comprised of internal and external commissions and related sales and marketing expenses such as advertising and sales office costs. At $69.0 million for the three months ended September 30, 2021, these costs decreased $4.3 million compared to the prior year comparable period, and decreased 100 basis points as a percentage of home closing revenue, down to 5.5% versus 6.5%. For the nine months ended September 30, 2021, commissions and other sales costs decreased 80 basis points and were $5.7 million higher than the corresponding prior year period. For both the three and nine month comparative periods, the decline as a percentage of home closing revenue is due to greater leverage of fixed expenses on higher closing revenue and cost savings from technology innovations that particularly benefited our sales and marketing efforts and lower external broker commissions. In addition, the third quarter of 2020 was negatively impacted by increased commission incentives that were temporarily offered during the earlier stages of COVID-19.

General and Administrative Expenses. General and administrative expenses represent corporate and divisional overhead expenses such as salaries and bonuses, occupancy, insurance and travel expenses. For the three months ended September 30, 2021, general and administrative expenses were $47.2 million, compared to $40.7 million for the 2020 period, a $6.5 million increase, due primarily to increased payroll and performance based bonus compensation expenses on higher employee headcount. For the nine months ended September 30, 2021 and 2020, general and administrative expenses were $128.3 million and $111.1 million, respectively. As a percentage of home closing revenue, expenses were flat at 3.6% for both periods, as we realized the efforts of our cost control objectives. We have also continued our restrictions on certain corporate expenditures, particularly as they relate to precautions taken to address ongoing COVID-19 concerns. As COVID-19 restrictions ease, we expect these costs to gradually return as more employees return to the office and resume travel.
Interest Expense. Interest expense is comprised of interest incurred, but not capitalized, on our senior notes, other borrowings, and our Credit Facility. Interest expense for the three and nine months ended September 30, 2021 totaled $0.1 million and $0.2 million, respectively, compared to $0.1 million and $2.2 million in the three and nine months ended September 30, 2020, respectively. The decrease in year-to-date interest expense is due to interest charges incurred in the first half of 2020 on our Credit Facility which had $500.0 million outstanding for several weeks during that period.
Other Income, Net. Other income, net, primarily consists of (i) sublease income, (ii) interest earned on our cash and cash equivalents, (iii) payments and awards related to legal settlements and (iv) our portion of pre-tax income or loss from non-financial services joint ventures. For the three months ended September 30, 2021, Other income, net was $1.3 million, compared to $1.2 million in the 2020 comparable period. For the nine months ended September 30, 2021, Other income, net was $3.4 million compared to $3.3 million in the 2020 period.
Loss on Early Extinguishment of Debt. Loss on early extinguishment of debt of $18.2 million for the nine months ended September 30, 2021 is related to the early redemption of our $300.0 million 7.00% Senior Notes due 2022 during the second quarter of 2021. There were no similar charges during the nine months ended September 30, 2020. See Note 6 in the accompanying unaudited consolidated financial statements for more information related to the early redemption of our Senior Notes due 2022.
Income Taxes. Our effective tax rate was 23.3% and 19.5% for the three months ended September 30, 2021 and 2020, respectively, and 22.3% and 19.9% for the nine months ended September 30, 2021 and 2020, respectively. The higher tax rates for the three and nine months ended September 30, 2021, reflect increased profit in states with higher tax rates and a reduced benefit of the federal energy efficient home credits earned under Internal Revenue Code §45L applied to greater earnings before income taxes. The tax rates for the three and nine months ended September 30, 2020, reflect credits earned under Internal Revenue Code §45L new energy efficient homes.

Liquidity and Capital Resources
Overview
Our principal uses of capital in the first nine months of 2021 were acquisition and development of new lot positions, home construction, operating expenses, the payment of routine liabilities, the repayment of senior notes and repurchases of our common stock. We used funds generated by operations to meet our short-term working capital requirements. In addition, in the second quarter of 2021, we received proceeds from issuing new 3.875% senior notes due 2029, which were used in part to pay off existing 7.00% senior notes due 2022. See Note 6 in the accompanying unaudited consolidated financial statements for more information. We remain focused long-term on acquiring desirable land positions and maintaining a strong balance sheet to support future needs and growth, while leveraging land options where possible.
Operating Cash Flow Activities
During the nine months ended September 30, 2021, net cash used in operating activities totaled $248.7 million versus cash provided by operating activities of $373.1 million during the nine months ended September 30, 2020. Operating cash flows in 2021 and 2020 benefited from cash generated by net earnings of $500.0 million and $270.9 million, respectively. For the nine months ended September 30, 2021, operating cash flows generated by net earnings were offset by an $810.7 million increase in real estate assets due to our increased home construction, land acquisition and development activities. For the nine months ended September 30, 2020, operating cash flows also benefited from an increase in accounts payable and accrued liabilities of $60.0 million due to timing of payments for routine transactions.

Investing Cash Flow Activities
During the nine months ended September 30, 2021, net cash used in investing activities totaled $17.5 million as compared to $13.2 million for the same period in 2020. Cash used in investing activities in the first nine months of 2021 and 2020 is mainly attributable to the purchases of property and equipment of $17.9 million and $14.8 million for the 2021 and 2020 periods, respectively.
Financing Cash Flow Activities
During the nine months ended September 30, 2021, net cash provided by financing activities totaled $82.9 million as compared to net cash used of $69.3 million for the same period in 2020. The net cash provided by financing activities in 2021 primarily reflects the net proceeds of $450.0 million from the issuance of our 3.875% Senior Notes due 2029, offset by the early redemption of our 7.00% Senior Notes due 2022 of $300.0 million principal and associated early tender fees of $17.7 million, along with share repurchases of $37.0 million. An additional $0.5 million of non-cash charges associated with the early redemption of our 7.00% Senior Notes due 2022 were recognized as Loss on early extinguishment of debt in the accompanying unaudited consolidated income statements. The activity in 2020 was primarily due to $60.8 million of share repurchases.

Overview of Cash Management

Cash flows for each of our communities depend on their stage of the development cycle and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, zoning plat and other approvals, community and lot development, and construction of model homes, roads, utilities, landscape and other amenities. Because these costs are a component of our inventory and not recognized in our income statement until a home closes, we incur significant cash outlays prior to recognition of earnings. In the later stages of a community, cash inflows may significantly exceed earnings reported for financial statement purposes, as the cash outflow associated with home and land construction was previously incurred. From a liquidity standpoint, we are currently acquiring and developing lots in our markets to grow our lot supply and active community count. We intend to increase our land and development spending over the next several years, consistent with our growth initiatives. We are using our cash on hand to fund operations.

During the nine months ended September 30, 2021, we closed 9,275 homes, purchased approximately 24,800 lots for $824.6 million, spent $623.0 million on land development and started construction on 10,554 homes. We primarily purchase undeveloped land or partially-finished lots requiring development in order to bring them to a finished status ready for home construction. We exercise strict controls and believe we have a prudent strategy for Company-wide cash management, including those related to cash outlays for land and inventory acquisition and development. We ended the third quarter of 2021 with $562.3 million of cash and cash equivalents, a decrease of $183.3 million from December 31, 2020, with no outstanding borrowings on our Credit Facility. We expect to generate cash from the sale of our inventory, but we intend to redeploy that cash primarily to acquire and develop strategic and well-positioned lots to grow our business.

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

On February 13, 2019, our Board of Directors authorized a new stock repurchase program, authorizing the expenditure of up to $100.0 million to repurchase shares of our common stock. On November 13, 2020, the Board of Directors authorized the expenditure of an additional $100.0 million to repurchase shares of our common stock under this program. On August 12, 2021, the Board of Directors authorized the expenditure of an additional $100.0 million to repurchase shares of our common stock under this program. There is no stated expiration for this program. The repurchases of the Company's shares may be made in the open market, in privately negotiated transactions, or otherwise. The timing and amount of repurchases, if any, will be determined by the Company's management at its discretion and be based on a variety of factors such as market price of the Company's common stock, corporate and contractual requirements, prevailing market and economic conditions and legal requirements. The share repurchase program may be modified, suspended or discontinued at any time. The Company intends to retire any shares repurchased. In the nine months ended September 30, 2021, we purchased and retired 395,461 shares of our common stock at an aggregate purchase price of $37.0 million and as of September 30, 2021, $177.4 million remained available under this program.

We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. Debt-to-capital and net debt-to-capital are calculated as follows (dollars in thousands):

	As of
	September 30, 2021	December 31, 2020
Senior notes, net, loans payable and other borrowings	$1,161,195	$1,020,085
Stockholders’ equity	2,825,270	2,347,868
Total capital	$3,986,465	$3,367,953
Debt-to-capital (1)	29.1%	30.3%
Senior notes, net, loans payable and other borrowings	$1,161,195	$1,020,085
Less: cash and cash equivalents	(562,291)	(745,621)
Net debt	598,904	274,464
Stockholders’ equity	2,825,270	2,347,868
Total net capital	$3,424,174	$2,622,332
Net debt-to-capital (2)	17.5%	10.5%

(1)Debt-to-capital is computed as senior notes, net and loans payable and other borrowings divided by the aggregate of total senior notes, net, loans payable and other borrowings and stockholders' equity.
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
Credit Facility Covenants
Borrowings under the Credit Facility are unsecured, but availability is subject to, among other things, a borrowing base. The Credit Facility also contains certain financial covenants, including (a) a minimum tangible net worth requirement of $1.5 billion (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings), and (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 60%. In addition, we are required to maintain either (i) an interest coverage ratio (EBITDA to interest expense, as defined in the credit facility) of at least 1.50 to 1.00 or (ii) liquidity (as defined in the credit facility) of an amount not less than our consolidated interest incurred during the trailing 12 months. We were in compliance with all Credit Facility covenants as of September 30, 2021. Our actual financial covenant calculations as of September 30, 2021 are reflected in the table below.

Financial Covenant (dollars in thousands):	Covenant Requirement	Actual
Minimum Tangible Net Worth	> $1,839,475	$2,785,088
Leverage Ratio	< 60%	15.3%
Interest Coverage Ratio (1)	> 1.50	15.69
Minimum Liquidity (1)	> $63,726	$1,192,361
Investments other than defined permitted investments	< $835,526	$3,905

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
Seasonality
Historically, we have experienced seasonal variations in our quarterly operating results and capital requirements. We typically sell more homes in the first half of the fiscal year than in the second half, which creates additional working capital requirements in the second and third quarters to build our inventories to satisfy the deliveries in the second half of the year. We typically benefit from the cash generated from home closings more in the third and fourth quarters than in the first and second quarters. In 2020, historical cycles were impacted by COVID-19 and its impact on consumer behavior, particularly as it relates to the homebuilding market. This impact has continued throughout 2021; however, we saw some return of seasonality in the third quarter of 2021 and expect our historical seasonal pattern to continue over the long term, although it may continue to be affected by short-term volatility in the homebuilding industry and in the overall economy.
Recent Issued Accounting Pronouncements
See Note 1 in the accompanying notes to the unaudited consolidated financial statements included in this report for discussion of recently issued accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Our fixed rate debt is made up primarily of $1.2 billion in principal of our senior notes. Except in limited circumstances, we do not have an obligation to prepay our fixed-rate debt prior to maturity and, as a result, interest rate risk and changes in fair value should not have a significant impact on our fixed rate borrowings until we would be required to repay such debt and access the capital markets to issue new debt. Our Credit Facility is subject to interest rate changes as the borrowing rates are based on LIBOR (or its anticipated future substitute) or Prime (see Note 5 in the accompanying notes to the unaudited consolidated financial statements included in this Form 10-Q).
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
In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, we have developed and implemented disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, has reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of September 30, 2021 (the “Evaluation Date”). Based on such evaluation, management has concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective at a reasonable assurance level in ensuring that information that is required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
During the fiscal quarter covered by this Form 10-Q, there has not been any change in our internal control over financial reporting that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
See Note 15 in the accompanying notes to the unaudited consolidated financial statements in this report for a discussion of our legal proceedings.

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
Issuer Purchases of Equity Securities
On February 13, 2019, our Board of Directors authorized a new stock repurchase program, authorizing the expenditure of up to $100.0 million to repurchase shares of our common stock. On November 13, 2020, the Board of Directors authorized the expenditure of an additional $100.0 million to repurchase shares of our common stock under this program. On August 12, 2021, the Board of Directors authorized the expenditure of an additional $100.0 million to repurchase shares of our common stock under this program, which was announced on August 17, 2021. There is no stated expiration for this program. The repurchases of the Company's shares may be made in the open market, in privately negotiated transactions, or otherwise. The timing and amount of repurchases, if any, will be determined by the Company's management at its discretion and be based on a variety of factors such as the market price of the Company's common stock, corporate and contractual requirements, prevailing market and economic conditions and legal requirements. The share repurchase program may be modified, suspended or discontinued at any time. As of September 30, 2021 there was $177.4 million available under this program to repurchase shares. We purchased 95,461 shares under the program during the three months ended September 30, 2021.

Period	Total Number of Shares Purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
July 1, 2021 - July 31, 2021	—	$—	—	$86,827,896
August 1, 2021 - August 31, 2021	—	$—	—	$186,827,896
September 1, 2021 - September 30, 2021	95,461	$99.23	95,461	$177,355,474
Total	95,461		95,461

Since September 30, 2021, we have repurchased and retired 243,885 shares of our common stock at an aggregate purchase price of $24.0 million under our authorized stock repurchase program. As of October 25, 2021, $153.4 million remained available under this program.

Item 6.	Exhibits

Exhibit Number	Description	Page or Method of Filing
3.1	Restated Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3 of Form 8-K dated June 20, 2002

3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated September 15, 2004

3.1.2	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Proxy Statement for the Registrant's 2006 Annual Meeting of Stockholders

3.1.3	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix B of Proxy Statement for the Registrant's 2008 Annual Meeting of Stockholders

3.1.4	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Definitive Proxy Statement filed with the Securities and Exchange Commission on January 9, 2009

3.2	Amended and Restated Bylaws of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated May 10, 2017

10.1	Amended and Restated Employment Agreement between the Company and Clinton Szubinski*	Incorporated by reference to Exhibit 10.1 of Form 8-K dated August 17, 2021

10.2	Amendment to the Third Amended and Restated Employment Agreement between the Company and C. Timothy White*	Incorporated by reference to Exhibit 10.1 of Form 8-K dated September 3, 2021

22	List of Guarantor Subsidiaries	Incorporated by reference to Exhibit 22 of Form 10-K for the year ended December 31, 2020

31.1	Rule 13a-14(a)/15d-14(a) Certification of Phillippe Lord, Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Hilla Sferruzza, Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Furnished herewith

101.0	The following financial statements from the Meritage Homes Corporation Quarterly Report on Form 10-Q as of and for the three months and nine months ended September 30, 2021 were formatted in Inline XBRL (Extensible Business Reporting Language); (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Income Statements, (iii) Unaudited Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Consolidated Financial Statements.

104.0	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL.

*     Indicates a management contract or compensation plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERITAGE HOMES CORPORATION, a Maryland corporation

By:	/s/ HILLA SFERRUZZA
Hilla Sferruzza Chief Financial Officer and Chief Accounting Officer (Duly Authorized Officer and Principal Financial Officer)

Date:	October 29, 2021

INDEX OF EXHIBITS

3.1	Restated Articles of Incorporation of Meritage Homes Corporation

3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.2	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.3	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.4	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.2	Amended and Restated Bylaws of Meritage Homes Corporation

10.1	Amended and Restated Employment Agreement between the Company and Clinton Szubinski*

10.2	Amendment to the Third Amended and Restated Employment Agreement between the Company and C. Timothy White*

22	List of Guarantor Subsidiaries

31.1	Rule 13a-14(a)/15d-14(a) Certification of Phillippe Lord, Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Hilla Sferruzza, Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.0	The following financial statements from the Meritage Homes Corporation Quarterly Report on Form 10-Q as of and for the three months and nine months ended September 30, 2021 were formatted in Inline XBRL (Extensible Business Reporting Language); (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Income Statements, (iii) Unaudited Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Consolidated Financial Statements.

104.0	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL.
*     Indicates a management contract or compensation plan.