Form 10-K
period 2021-12-31
Meritage Homes CORP
filed 2022-02-16
CIK 833079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K
 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2021, was $3.5 billion based on the closing sales price per share as reported by the New York Stock Exchange on such date.
The number of shares outstanding of the registrant’s common stock on February 9, 2022 was 36,940,855.
DOCUMENTS INCORPORATED BY REFERENCE
Portions from the registrant’s Proxy Statement relating to the 2022 Annual Meeting of Stockholders have been incorporated by reference into Part III, Items 10, 11, 12, 13 and 14.

MERITAGE HOMES CORPORATION
FORM 10-K

PART I
Item 1. Business
The Company
Meritage Homes Corporation ("Meritage Homes") is a leading designer and builder of single-family homes. We primarily build in historically high-growth regions of the United States and offer a variety of entry-level and first move-up homes. We have homebuilding operations in three regions: West, Central and East, which are comprised of nine states: Arizona, California, Colorado, Texas, Florida, Georgia, North Carolina, South Carolina and Tennessee. These three regions are our principal homebuilding reporting segments. We also operate a financial services reporting segment. In this segment, we offer title and escrow, mortgage, and insurance services. Carefree Title Agency, Inc. ("Carefree Title"), our wholly-owned title company, provides title insurance and closing/settlement services to our homebuyers. Managing our own title operations allows us greater control over the entire escrow and closing cycles in addition to generating additional revenue. Meritage Homes Insurance Agency, Inc. (“Meritage Insurance”), our wholly-owned insurance broker, works in collaboration with insurance companies nationwide to offer homeowners insurance and other insurance products to our homebuyers. Our financial services operations also provide mortgage services to our homebuyers through an unconsolidated joint venture.
Our homebuilding activities are conducted under the name of Meritage Homes in each of our homebuilding markets. At December 31, 2021, we were actively selling homes in 259 communities, with base prices ranging from approximately $214,000 to $962,000. Our average sales price on both home closings and orders was approximately $398,000 and $420,000, respectively, for the year ended December 31, 2021.
Available Information; Corporate Governance
We commenced our homebuilding operations in 1985 through our predecessor company known as Monterey Homes. Meritage Homes Corporation was incorporated in the state of Maryland in 1988 under the name of Homeplex Mortgage Investments Corporation and merged with Monterey Homes in 1996, at which time our name was changed to Monterey Homes Corporation and later ultimately to Meritage Homes Corporation. Since that time, we have engaged in homebuilding and related activities. Meritage Homes Corporation operates as a holding company and has no independent assets or operations. Its homebuilding construction, development and sales activities are conducted through its subsidiaries.
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
Meritage Homes operates within a comprehensive plan of corporate governance for the purpose of defining responsibilities and setting high standards for ethical conduct. Our Board of Directors has established an audit committee, executive compensation committee, nominating/governance committee, environmental, social and sustainability committee and land committee. The charters for each of these committees are available on our website, along with our Code of Ethics, Corporate Governance Principles and Practices, Conflict of Interest Policy, Securities Trading Policy and Human Rights Policy. All of our employees, officers and directors, are required to comply with our Code of Ethics and to immediately report through the appropriate channels, any known instances of non-compliance. Our committee charters, Code of Ethics, Corporate Governance Principles and Practices, Conflict of Interest Policy, Securities Trading Policy and Human Rights Policy are also available in print, free of charge, to any stockholder who requests any of them by calling us or by writing to us at our principal executive offices at the following address: Meritage Homes Corporation, 8800 East Raintree Drive, Suite 300, Scottsdale, Arizona 85260, Attention: Secretary. Our telephone number is (480) 515-8100.

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
•Lead with action, be relentless in our pursuit of excellence and never settle; and
•Commitment to building an inclusive culture by fostering diversity and equity across our organization. We believe that cultivating a diverse team allows us to collectively be more successful and better address the needs of our customers. We champion a culture where team members are treated with respect, valued for their unique perspectives and experiences, and feel a sense of belonging.
These core values are evident in the operational decisions we make at our corporate offices and in each of our divisions and communities, all of which contribute to the successes we have achieved with our customers, within the marketplace and within the homebuilding industry.
Our operational strategy focuses on building affordable, quick move-in homes that are designed to meet the growing demand for entry-level and first move-up homes. Our LiVE.NOW® communities are targeted to the entry-level price point combining nicely appointed affordable homes with a simplified and streamlined construction and sales processes aimed to create a stress-free buying experience for our customers while also allowing our trade partners and suppliers to work more efficiently and cost effectively, which allows us to pass resulting savings on to our customers. We strive to achieve a 100% speculative ("spec") home building strategy for our entry-level product by maintaining reduced SKU counts and plan libraries. In the current market of rising interest rates, supply chain disruptions and labor shortages, this strategy also provides us a competitive advantage by allowing our customers to lock their mortgage rate and avoid rate lock expirations in addition to providing predictability of volume and timing for our trade partners. Our strategy also encompasses a simplification of the home buying process for the first-time move-up segment, a demographic we have historically had a significant presence in. For our first-time move-up product, our design center called Studio M™ provides an experience that simplifies the sale and design center processes, providing an efficient and less stressful way for homebuyers to personalize their new homes through design center collections versus the traditional a-la-carte design center offerings. We believe our strategy addresses the need for well-appointed yet lower-priced homes, while allowing us to simplify and maximize the profitability of our business.

We continue to focus on innovation in every new home we build, employing industry-leading building techniques and technologies aimed at setting the standard for energy-efficient homebuilding. Accordingly, at a minimum, every new home we construct meets or exceeds ENERGY STAR® standards and comes standard with the MERV-13 air filter, one of the most advanced air filtration systems offered today for residential construction. In 2021, we introduced a multispeed heating, ventilation and air conditioning ("HVAC") system as a standard feature in newly-constructed homes. The system is designed to operate more efficiently than traditional HVAC, allowing owners to better manage the comfort of their home while reducing their environmental impact and operating costs. These standard offerings provide our customers with homes that utilize, on average, half of the energy of a typical U.S. home of the same size. As a result of our commitment to interior air quality, we carry the U.S. Environmental Protection Agency’s ("EPA") Indoor airPLUS certification. Our commitment to incorporate these energy and healthy living standards into all of our homes has resulted in our achievement of design, purchasing and production efficiencies that have allowed us to offer these as standard features to our home buyers for nominal additional cost while providing significant additional value to our customers. In addition, all homes we build include home automation features through our M.Connected Home™ Automation Suite which includes the Honeywell Home Pro Series Hub that allows users to monitor and control key components of their homes, such as Wi-Fi enabled thermostats, garage doors and smart door locks.
Year after year, the homes we design and build help deliver energy savings to our homeowners. As a result, we have earned various national and regional awards, including:
•2021 ENERGY STAR® Partner of the Year for Sustained Excellence for the eighth year awarded by the EPA;
•2021 Indoor airPLUS Leader Award;
•2013 - 2020 ENERGY STAR® Leadership in Housing;
•2020 Builder of the Year for Green Home Builder; and
•Various AVID Diamond, Gold and Benchmark customer service awards across multiple categories and divisions.
We believe responsible corporate governance and social responsibility is important for the long-term sustainability of the business. We take pride in being an organization driven by ethics and living by our core values and our promise to deliver a
Life.Built.Better.® We promote the long-term interests of stakeholders and customers and focus on the transparency and accountability of Meritage’s Board of Directors, executive management, our employees and trade partners. We provide information regarding these topics on our website and within publicly filed reports, including our environmental, social, and governance (“ESG”) report which is located within the Investor Relations area of our website.

Markets
We currently build and sell homes in the following markets:

Markets	Year Entered
Phoenix, AZ	1985
Dallas/Ft. Worth, TX	1987
Austin, TX	1994
Tucson, AZ	1995
Houston, TX	1997
East Bay/Central Valley, CA	1998
Sacramento, CA	1998
San Antonio, TX	2003
Inland Empire, CA	2004
Denver, CO	2004
Orlando, FL	2004
Raleigh, NC	2011
Tampa, FL	2011
Charlotte, NC	2012
Nashville, TN	2013
Atlanta, GA	2014
Greenville, SC	2014
South Florida	2016
Myrtle Beach, SC	2021

Recent Industry and Company Developments
The housing market was exceptionally strong in 2021 as the high demand that we experienced in 2020 continued, driven by favorable market factors including low mortgage interest rates, record low supply of existing homes and persistent demand, particularly from the millennial and baby boomer generations who are experiencing increased levels of household savings alongside life events that align with home ownership. We believe that the elevated demand created by these underlying economic and demographic factors will continue in the near to mid-term but will taper to a normalized pace over time. We believe our strategy for providing affordable new homes in desirable locations with inventory available for quick move-in is well positioned to address these buyer concerns.
During 2021, supply chain constraints and labor shortages caused by COVID-19 and other economic-related disruptions impacted our production and the homebuilding industry as a whole. Through long cultivated relationships with our national and local partners, we were able to navigate the limitations and expect to continue to utilize our spec-heavy, limited SKU operating model to manage the supply chain concerns that are expected to continue for at least the next several quarters.
We have been successfully executing on our strategy to address the demand for more affordable homes by acquiring and developing communities and designing homes that can be delivered at a lower cost. We are achieving our goal by simplifying our product and construction processes, switching to an all spec home sales program for our entry-level communities, which allow buyers to move in quicker, and by enhancing and making the entire home buying experience easier for our customers. We are confident in our strategy and continue to demonstrate our commitment to first-time and first move-up buyers through our land acquisitions, our Studio M™ streamlined option and upgrade offerings for our first move-up product, and our focus on delivering affordable homes through simplification of the design, development and construction processes. We also remain committed to our key financial goals such as higher home closing revenue, home closing gross margin improvement and sustainability, controlling selling, and general and administrative costs, and maintaining sufficient liquidity. Our strategic product switch and simplification initiatives have enabled us to deliver on these goals and we believe will continue to provide improved profitability while also preserving liquidity. Our current focus is on expanding our market share as we pursue long-term community count growth. Nearly our entire portfolio of active communities are targeted to first-time and first move-up buyers and who collectively represented approximately 98% of our orders and 97% of our closings in 2021.
We had an 11% increase in Average Sales Price ("ASP") on orders in 2021, translating to a 12% higher order value than in 2020 as we experienced pricing power due to the strong market demand with limited housing supply. Home closing revenue grew 14% for the year ended December 31, 2021, the result of an 8% increase in home closing volume and a 6% increase in

ASP on closings. Home closing gross margin improved by 580 basis points to our highest full-year home closing margin in Company history of 27.8% in 2021, compared to 22.0% in 2020. Our 2021 net earnings increased by 74% with a 75% increase in diluted EPS compared to prior year.
We carefully manage our liquidity and balance sheet, particularly during times of limited economic visibility. Our improved earnings are generating cash that is allowing us to reinvest in our business through acquiring and developing land, increasing the number of homes under construction as our community count grows and repurchasing our common stock. Throughout 2021, we repurchased 639,346 shares of our common stock and we ended the year with cash and cash equivalents totaling $618.3 million as compared to $745.6 million at December 31, 2020, while growing our inventory 34% to $3.7 billion. Our debt-to-capital ratio was 27.6% and our net debt-to-capital ratio was 15.1% at December 31, 2021, compared to 30.3% and 10.5%, respectively, at December 31, 2020.
Land Acquisition and Development
Our current land pipeline goal is to maintain an approximate four-to-five year supply of lots, which we believe provides an appropriate planning horizon to address regulatory matters, perform land development and manage to our business plan for future closings. We are aggressively securing new land positions to replace communities as they sell out and to expand our business and grow our footprint. During the year ended December 31, 2021, we invested approximately $2.0 billion in land acquisition and development and secured nearly 34,000 net new lots, a 25% increase as compared to approximately 27,200 new lots in 2020. We grew our lot supply with 75,049 lots under control at December 31, 2021 versus 55,502 in 2020. As of December 31, 2021 we have a 5.9 year supply of lots, based on 2021 closings. While this is above our goal to maintain four to five years supply, when based on forward projections of growth in closings our supply is closer to five years. Approximately 90% of the lots placed under control in 2021 are designated for entry-level communities. We are currently focused on adding to our current lot positions and expanding our market share in our existing markets and their surrounding submarkets while also exploring opportunities outside of our existing markets, when available, with a target of 300 actively selling communities by mid-2022. We continually evaluate our markets, monitoring and adjusting our lot supply through lot and land acquisitions to ensure we have a sufficient pipeline that is in sync with local market dynamics as well as our goals for growth in those markets. During 2021, we closed 12,801 homes, purchased approximately 30,200 lots for $1.1 billion, spent $865 million on land development, and started construction on 14,272 homes. At December 31, 2021 and 2020, respectively, 65% and 59% of our controlled lots were owned.
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
•entitlement and development risks and timelines; and
•availability and financial impact of seller-provided purchase options or agreements that allow us to defer lot purchases until needed for production.

When purchasing undeveloped or partially developed land, we strive to defer the closing for the land until after entitlements have been obtained to eliminate or minimize risk and so that development or construction may begin as market conditions dictate. The term “entitlements” refers to appropriate zoning, development agreements and preliminary or tentative maps or plats, depending on the jurisdiction within which the land is located. Entitlements generally give the developer the right to obtain building permits upon compliance with conditions that are ordinarily within the developer’s control. Even though entitlements are usually obtained before land is purchased, we are typically still required to secure a variety of other governmental approvals and permits prior to and during development, and the process of obtaining such approvals and permits can be lengthy. In unique circumstances, we may consider the purchase of unentitled land when we can do so in a manner consistent with our business strategy. Currently, we are generally purchasing and developing parcels that provide us with communities that range on average from 100 to 200 lots.
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
At December 31, 2021, in addition to our 48,554 owned lots, we also had 26,495 lots under committed purchase or option contracts with a total purchase price of approximately $1.0 billion secured by $82.7 million in cash deposits. We purchase and develop land primarily to support our homebuilding operations, although we may sell land and lots to other developers and homebuilders from time to time where we have excess land positions or for other strategic reasons. Information related to lots and land under option contracts is presented in Note 3 in the accompanying consolidated financial statements.
All land and lot acquisitions are reviewed by our corporate land acquisition committee, which is comprised of certain members of our executive management team and key operational leaders. All land acquisitions exceeding a specified dollar amount must also be approved by our Executive Chairman, with a secondary threshold requiring approval by our Board of Directors' Land Committee.

Investments in Unconsolidated Entities — Joint Ventures
We may enter into joint ventures as a means of accessing larger parcels of land, expanding our market opportunities, managing our risk profile and leveraging our capital base. While purchasing land through a joint venture can be beneficial, we do not view joint ventures as critical to the success of our homebuilding operations. We currently have two active land development ventures. In addition to the land development joint ventures, we also participate in one mortgage business joint venture. The mortgage joint venture is engaged in mortgage activities and primarily provides services to our homebuyers.
In connection with our land development joint ventures, we may also provide certain types of limited guarantees to associated lenders and municipalities.
Construction Operations
We typically act as the general contractor for our projects and hire experienced subcontractors on a geographic basis to complete construction at fixed prices. We usually enter into agreements with subcontractors and materials suppliers after receiving competitive bids. In certain markets at high risk for construction or development cost increases, we enter into fixed-fee bids when it makes economic sense to do so. We also enter into longer-term and national or regional contracts with subcontractors and suppliers, where possible, to obtain more favorable terms, minimize construction costs and to control product consistency and availability. In addition to contractually requiring that our subcontractors comply with all laws and labor practices pertaining to their work, subcontractors must also adhere to our Code of Ethics, follow local building codes and permits, and meet performance, warranty and insurance requirements. Our purchasing and construction managers coordinate and monitor the activities of subcontractors and suppliers, and monitor compliance with zoning, building and safety codes. At December 31, 2021, we employed approximately 878 full-time construction and warranty employees.
We specify that quality durable materials be used in the construction of our homes and we do not maintain significant inventories of construction materials, except for work in process materials for homes under construction. When possible, we negotiate price and volume discounts and rebates with manufacturers and suppliers on behalf of our subcontractors so we can take advantage of production volume. Our raw materials consist primarily of lumber, concrete, drywall, roofing materials and similar construction materials and are frequently purchased on a national or regional level. Such materials have historically been available from multiple suppliers and therefore we do not believe there is a supplier risk concentration. However, because such materials are substantially comprised of natural resource commodities, their cost and availability is subject to national and worldwide price fluctuations and inflation, each of which could be impacted by legislation or regulation relating to energy, climate change and tariffs. We typically do not enter into any derivative contracts to hedge against weather or materials fluctuations as we do not believe they are particularly advantageous to our operations, although we do periodically lock in short and mid-term pricing with our vendors for certain key construction commodities. We experienced building material cost pressures, particularly for lumber, and production capacity issues with some of our main product suppliers, including supply chain constraints in 2021 largely associated with world-wide labor, material, and transportation shortages that were further exacerbated by the impact of COVID-19. Although we have been working with our trade partners to minimize the impact of these obstacles in 2021 by leveraging the long-term relationships we have cultivated, we expect these trends to continue to pose challenges for the foreseeable future.
We generally build and sell homes in phases within our larger projects, which we believe creates efficiencies in land development, home construction operations and cash management. We also believe it improves customer satisfaction by reducing the number of vacant lots and construction activity surrounding completed homes. Our homes are typically completed within three to five months from the start of construction, although currently longer, depending upon the geographic location and the size and complexity of the home. Construction schedules may vary depending on the size of the home, availability of labor, materials and supplies, product type, location, municipal requirements and weather. Our homes are usually designed to promote efficient use of space and materials, and to minimize construction costs and time.
Marketing and Sales
We believe that we have an established reputation for building attractive, high quality and efficient homes, which helps generate demand in our communities. Our communication and marketing plans are tailored to target and reach our different customer segments. Part of these plans involve reaching new customers through a combination of advertising and other promotional activities targeting key consumer segments through online advertising, online listings, social media, email, articles and posts to drive consumers to our website at www.meritagehomes.com. During 2021, we continued to leverage and expand our digital offerings to provide a contactless customer experience, including:

•Launched online scheduling to allow customers to schedule in-person, self-guided model home tours after hours in select locations;
•Offering virtual tours in all of our communities to realtors, customers, and prospective buyers;

•Offering extensive online tools such as 3-D tours and dynamic floor plans to mimic the live experience of walking through a model home;
•Launched our chat bot, Virtual Assistant Liaison ("VAL"), which provides customers and owners with around-the-clock information and support on our website;
•Pre-qualifying buyers for mortgages through digital solutions on our website;
•Collecting earnest money payments remotely through third-party hosted money-transfer solutions;
•Providing a warranty portal for our homeowners to submit and track warranty-related matters and a comprehensive online suite of financial services such as on-demand homeowners’ insurance quotes; and
•Offering digital signing of sales contracts and drive-through and partial or fully virtual closings in states where such services are permitted.
In addition, our local marketing efforts are focused on opening new communities with strong interest lists and driving consumer traffic to communities through digital media campaigns, virtual events for both consumers and real estate agents, grass roots marketing, and strategically placed signs in the vicinities near our communities. Our marketing strategy is aimed at differentiating Meritage Homes by highlighting our simplification throughout the buying, building and closing processes, our transparency in setting clear expectations and by building a better home leveraging industry leading energy-efficient features, cutting edge design, upgrades and finishes. All of this is part of our LIFE. BUILT. BETTER.® brand promise to our customers, which means having a home that is quieter, cleaner, healthier, smarter and safer.
We sell our homes using furnished model homes as a marketing tool to demonstrate to prospective homebuyers the advantages of the designs and features of our homes. At December 31, 2021, we owned 240 completed model homes, had 44 models under construction and leased back 33 model homes previously sold to buyers. We generally employ or contract with interior and landscape designers who enhance the appeal of our model homes, which highlight the features and options available for the homes within a project. We typically build between one and three model homes for each actively selling community, depending upon the products to be offered and the number of homes to be built in the project. We strive to implement marketing strategies that will educate our buyers on how our unique building techniques and the energy efficient and home automation features in our homes differentiate them from other homes. We integrate interactive in-home displays in order to inform our buyers about our many energy-efficient and home automation features and help them understand how and to what extent a Meritage home can help them realize savings through reduced energy bills, and experience and enjoy better health, improved comfort and peace of mind.
For our first move-up buyers, we offer home customization options through Studio M™, a completely re-imagined design center experience. Rather than the traditional à la carte design studio process, Studio M™ offers option packages which we refer to as our "Design Collections". These collections offer a pre-selected combination of flooring, cabinetry, countertops, lighting and fixtures that are all professionally designed to work together to meet each buyer's preference. Our homebuyers meet with our designers to follow a streamlined process for personalizing their homes through a selection of these packages and enhancements, while benefiting from bulk-purchase savings that we pass through from our national vendor relationships. Our concept for Studio M™ is a direct result of feedback from our homebuyers and based on our core values of innovating with the customer in mind. We took action to completely rethink how the home buying and design process should work to meet the needs of today’s buyer.
Our homes generally are sold by our commissioned sales associate employees who work from a sales office typically located in a converted garage of one of the model homes for each community. We also employ a team of online sales associates who offer assistance to potential buyers viewing our communities and products online through digital offerings such as virtual tours and 3-D tours and dynamic floor plans. At December 31, 2021, we had approximately 494 full-time sales and marketing personnel. Our goal is to ensure that our sales force has extensive knowledge of our homes, our energy efficient and innovative features, our sales strategies, mortgage options, and community dynamics, in order to fully execute our marketing message. To achieve this goal, we train our sales associates and conduct regular meetings to update them on our product, communities, sales techniques, competition in the area, financing availability, construction schedules, marketing and advertising plans, available product lines, pricing, and options offered, as well as the numerous benefits and savings our energy efficient product provides. Our sales associates are licensed real estate agents where required by law.
Third-party brokers may also sell our homes and are usually paid a sales commission based on the price of the home. Frequently, third-party brokers bring prospective buyers to our communities. We have a robust loyalty program for these brokers and we aim to regularly educate them on the benefits of owning a Meritage home and our community offerings, which we believe help enhance the impact of our marketing message. We may offer various sales incentives, including price concessions, assistance with closing costs, and landscaping or interior upgrades, to attract buyers. The use, type and amount of incentives depends largely on economic and local competitive market conditions.

Backlog
Our sales contracts require cash deposits and may be subject to certain contingencies such as the buyer’s ability to qualify for financing. Homes covered by sales contracts but which are not yet closed are considered “backlog” and are representative of potential future home closing revenue. Started homes are excluded from backlog until a sales contract is signed and are referred to as unsold speculative or “spec” inventory. A contract contingent upon the sale of a customer’s existing home or a mortgage pre-approval is not considered a sale and not included in backlog until the contingency is removed. All of our entry-level homes are started as spec homes whereas our first move-up homes can be started as a spec home or after a sales contract is signed. We may also start construction on spec homes to accelerate or facilitate the close-out of a community. Our spec inventory per active community is consistent with prior year, at 12.3 or 3,180 units as of December 31, 2021 as compared to 12.9 or 2,519 units as of December 31, 2020. At December 31, 2021, 88% of our 5,679 homes in backlog were under construction.
We do not recognize any revenue from a home sale until a finished home is delivered to the homebuyer, payment is collected and other criteria for sale and profit recognition are met. At December 31, 2021, of our total unsold homes in inventory, excluding completed model homes, 97.9% were under construction and 2.1% were completed. A portion of the unsold homes resulted from homesites that began construction with valid sales contracts that were subsequently canceled. We believe that during 2022 we will deliver to customers substantially all homes in backlog at December 31, 2021 under existing contracts, or, in the case of cancellations, replacement sales contracts.
The number of units in backlog increased 22% to 5,679 units at December 31, 2021 from 4,672 units at December 31, 2020 with a 39% increase in the value of backlog to $2.5 billion from $1.8 billion.
Customer Financing
Most of our homebuyers require financing to purchase their home. Accordingly, we refer them to mortgage lenders that offer a variety of financing options. While our homebuyers may obtain financing from any mortgage provider of their choice, we have a joint venture arrangement with an established mortgage broker that acts as a preferred mortgage broker to our buyers to help facilitate the financing process as well as generate additional revenue for us through our interest in the joint venture (see Note 5 in the accompanying consolidated financial statements for additional information on joint venture financial results). We also have referral relationships with unaffiliated preferred mortgage lenders. We may pay a portion of the closing costs to assist homebuyers who obtain financing from our preferred lenders.
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
We generally provide a complete workmanship and materials warranty for the first year after the close of the home, a major mechanical warranty for two years after the close of the home and a structural warranty that typically extends up to 10 years after the close of the home. We require our subcontractors to provide evidence of insurance before beginning work and to provide a warranty to us and to indemnify us from defects in their work and the materials they provide and therefore any claims relating to workmanship and materials are generally the subcontractors’ responsibility. In certain markets and for certain attached product, we offer a Company-controlled insurance program to our subcontractors underwritten on behalf of Meritage which, if accepted, is the insurance for damage resulting from construction defects in lieu of the standard insurance we require from subcontractors. Although our subcontractors are generally required to repair and replace any product or labor defects (and for those operating in markets with our Company-controlled insurance program, pay a deductible as a condition to such coverage), we are, during applicable warranty periods, ultimately responsible to the homeowner for making such repairs. Accordingly, with the assistance of an actuary, we have estimated and established reserves for future structural warranty costs based on the number of home closings and historical data trends for warranty work within our communities. Warranty reserves generally range between 0.1% to 0.5% of a home’s sale price. Those projections are subject to variability due to uncertainties regarding structural warranty claims relating to the construction of our homes, the markets in which we build, claim settlement history, and insurance and legal interpretations and developments, among other factors and we are, therefore, constantly monitoring such reserves. Historically, these reserves have been sufficient to cover net out-of-pocket warranty costs.
Competition and Market Factors
The construction and sale of homes is a highly-competitive industry. We compete for sales in each of our markets with national, regional and local developers and homebuilders, as well as existing resale homes, condominiums and rental housing. Some of our competitors have greater financial resources and may have lower costs than we do. Competition among residential homebuilders of all sizes is based on a number of interrelated factors, including location, reputation, product type, amenities, design, innovation, quality and price. We believe that we compare favorably to other homebuilders in the markets in which we operate due to our:
•streamlined construction processes that allow us to save on materials, labor and time and pass those savings to our customers in the form of lower prices while still offering a well-appointed home;
•simplified and less stressful home buying experience through LiVE.NOW® and Studio M™;
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
•digital offerings in all stages of the homebuying process, as previously discussed; and
•reputation for outstanding service and quality products and our exceptional customer and warranty service.
Our product offerings and strategic locations are successfully competing with both existing homes inventory and surrounding new-home communities as evidenced by our relative orders volume and market share in most of our markets. We expect that the strengths noted above will continue to provide us with long-term competitive advantages.
We have an extensive market research department that assists us in each of our markets to better compete with other homebuilders and the inventory of re-sale homes in surrounding neighborhoods. Our strategic operations team conducts in-depth community-level reviews in each of our markets, including a detailed analysis of existing inventory, pricing, buyer demographics and the identification of each location’s key buyer metrics. This analysis and resulting analytical tools assist in decision-making regarding product designs, positioning, and pricing and underwriting standards for land purchases and land development. Additionally, our market research department supports the Company strategy by researching new market opportunities, new market entries, product library development and evolving consumer trends and preferences in housing.
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
Local and state governments have broad discretion regarding the imposition of development fees for projects under their jurisdictions. These fees are normally established when maps or plats are recorded and building permits obtained. Governing agencies may also require concessions or may require the builder to construct certain improvements to public areas such as parks and streets. In addition, governing agencies may impose construction moratoriums and therefore we could become subject to delays or may be precluded entirely from developing communities due to building moratoriums, “no growth” or “slow growth” initiatives or building permit allocation ordinances, which could be implemented in the future. However, because most of our land is entitled, construction moratoriums typically would not affect us in the near term unless they arise from health, safety or welfare issues, such as insufficient water, electric or sewage facilities.
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
Some of our homebuyers elect to purchase their homes with mortgages that are insured or guaranteed by certain government entities. In order for our homebuyers to finance their home purchases with Federal Housing Administration ("FHA")-insured or Veterans Administration ("VA")-guaranteed or United States Department of Agriculture ("USDA")-guaranteed mortgages, we are required to build such homes in accordance with the regulatory requirements of those agencies.
Some states have statutory disclosure requirements governing the marketing and sale of new homes. These requirements vary widely from state to state.
Some states require us to be registered as a licensed contractor, a licensed real estate broker and in some markets our sales agents are required to be registered as licensed real estate agents.

Human Capital
Human capital is our greatest asset. Developing our employees enhances each individual’s opportunity to progress their career at Meritage and enrich their work experience. We work to retain talent by offering competitive and comprehensive compensation and benefits that include health insurance, 401(k) savings plan with a competitive company match, paid time off, paid parental benefits, employee discounts, tuition reimbursement, and a wellness program, among many others. At December 31, 2021, we had 1,773 full-time employees, including 346 in management and administration, 55 in our title and insurance companies, 494 in sales and marketing, and 878 in construction and warranty operations. We are committed to creating an inclusive and positive culture for our employees in which everyone feels valued and invited to contribute. Our culture is guided by our core values where every employee is strongly encouraged to embrace opportunities to develop and grow their skills and careers. We have a robust talent recognition and succession planning model designed to help identify and develop talent and provide a roadmap for promotion of identified employees. Of our entire employee population at December 31, 2021, 40% were female and 25% were minorities. While we are proud of our current diversity, through a combination of targeted recruiting and talent development, we intend to expand the diversity of our employee base across the Company over the coming years. In 2021, we adopted a Human Rights Policy which applies to all employees and our Board of Directors, as well as contractors, subcontractors, vendors, suppliers and partners. The Human Rights Policy defines our responsibilities to adhere to the Universal Declaration of Human Rights. In addition, in 2021 we donated $300,000 to established charitable organizations that support racial equity and inclusion initiatives. These efforts are integrated in a broader diversity, equity and inclusion (DE&I) focus for the organization that we will extend into 2022 and beyond.
Our operations are carried out through both local and centralized management. Our corporate management team sets our strategy and leads decisions related to the Company's land acquisition, risk management, finance, cash management, capital allocation and information systems. Local operations are made up of our division employees, led by management with significant homebuilding experience and who possess a great depth of knowledge in their particular markets. Our employees are not unionized, and we have a highly engaged workforce. We act solely as a general contractor, and all construction operations are coordinated by our project managers and field superintendents who schedule and monitor third-party independent subcontractors. We may use independent consultants and contractors for certain architectural, engineering, advertising, technology and legal services, and we strive to maintain good relationships with our subcontractors and independent consultants and contractors. We promote an open-door policy where individuals are encouraged to voice concerns which are promptly addressed.
Our top priority from the very start of the COVID-19 pandemic has been the health, safety and well-being of our employees and their families, our trade partners and customers. From the onset, we have consulted the evolving guidelines and practices from the Centers for Disease Control and Prevention to shape our decisions in our sales offices, on our job sites and at our corporate and division headquarters. Our response to the COVID-19 pandemic continued throughout 2021, with policies and procedures that allowed our employees to work remotely where possible, and to safely and effectively return to the office at their discretion. We addressed actual and suspected COVID-19 cases in an effort to reduce the potential spread of COVID-19. We communicated early and often with our employees and provided several resources including a dedicated intranet site, webinars and trainings. We provided employees with personal protective equipment, access to temperature monitors, cleaning supplies and increased flexibility to work remotely. We also provided a vaccination incentive and paid time off for employees to support COVID-19 vaccination efforts.
Seasonality
Historically, we have experienced seasonal variations in our quarterly operating results and capital requirements. We typically sell more homes in the first half of the fiscal year than in the second half, which creates additional working capital requirements in the second and third quarters to build our inventories to satisfy the deliveries in the second half of the year. We typically benefit from the cash generated from home closings more in the third and fourth quarters than in the first and second quarters. In 2020 and 2021, historical cycles were impacted by COVID-19 and its impact on consumer behavior and supply chain, particularly as it relates to the homebuilding market, which resulted in prolonged construction timelines. We saw a slight return of seasonality in the second half of 2021 and expect our historical seasonal pattern to continue over the long term although it may continue to be affected by volatility in the homebuilding industry and in the overall economy.

Information about our Executive Officers
The names, ages, positions and business experience of our executive officers as of the date of this report are listed below (all ages are as of December 31, 2021):

Name	Age	Position
Steven J. Hilton	60	Executive Chairman
Phillippe Lord	48	Chief Executive Officer, Executive Vice President
Hilla Sferruzza	46	Chief Financial Officer, Executive Vice President
Clinton Szubinski	45	Chief Operating Officer, Executive Vice President
Javier Feliciano	48	Chief People Officer, Executive Vice President
Steven J. Hilton co-founded Monterey Homes in 1985, which merged with Homeplex in December 1996 and later became known as Meritage Homes. Mr. Hilton served as Co-Chairman and Co-Chief Executive Officer from July 1997 to May 2006, served as Chairman and Chief Executive Officer from May 2006 to December 2020, and became the Executive Chairman effective January 1, 2021.
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
In general, housing demand is adversely affected by increases in interest rates and a lack of availability of mortgage financing. Most of our buyers finance their home purchases through our mortgage joint venture or third-party lenders providing mortgage financing. If mortgage interest rates increase and, consequently, the ability of prospective buyers to finance home purchases is adversely affected, our home sales and cash flow may be adversely affected and the impact may be material. These risks can also indirectly impact us to the extent our customers need to sell their existing homes to purchase a new home from us if the potential buyer of their home is unable to obtain mortgage financing. Although long-term interest rates currently remain at historic lows, it is predicted that market interest rates will increase in 2022 and beyond.
A homebuyers' ability to obtain a mortgage loan is largely subject to prevailing interest rates, lenders’ credit standards and appraisals, and the availability of government-supported programs, such as those from the FHA, the VA, Federal National Mortgage Association ("Fannie Mae") and the Federal Home Loan Mortgage Corporation ("Freddie Mac"). If credit standards or appraisal guidelines are tightened, or mortgage loan programs are curtailed, potential buyers of our homes may not be able to obtain necessary mortgage financing. There can be no assurance that these programs will continue to be available or that they will be as accommodating as they currently are. Continued legislative and regulatory actions and more stringent underwriting standards could have a material adverse effect on our business if certain buyers are unable to obtain mortgage financing. A prolonged tightening of the financial markets could also negatively impact our business.
Our future operations may be adversely impacted by high inflation or deflation.
We, like other homebuilders, may be adversely affected during periods of high inflation, mainly from higher land, construction, labor and materials costs. Also, higher mortgage interest rates may significantly affect the affordability of mortgage financing to prospective buyers. Inflation could increase our cost of financing, materials and labor and could cause our financial results and profitability to decline. Traditionally, we have attempted to pass cost increases on to our customers through higher sales prices and inflation has not historically had a material adverse effect on our business. Although, in the event that we are unable to do so in a rising cost environment, our profitability could decline.
Alternatively, a significant period of deflation could cause a decrease in overall spending and borrowing levels. This could lead to deterioration in economic conditions, including an increase in the rate of unemployment. Deflation could also cause the value of our inventories to decline or reduce the value of existing homes below the related mortgage loan balance, which could potentially increase the supply of existing homes. These, or other factors that increase the risk of significant deflation, could have a negative impact on our business or financial results.
Supply shortages and other risks related to the demand for building materials could materially disrupt our operations and increase costs.

Our ability to timely construct our homes may be significantly impacted by circumstance beyond our control, such as work stoppages, shortages of qualified trades people, lack of availability of utility infrastructure and services, our need to rely on local subcontractors, and shortages or delays in availability of building materials. Constraints of raw materials and finished goods or in the distribution channels of our construction inputs can delay delivery of our homes to customers and can increase our building costs or lead to sales orders cancellations. For example, in 2021, supply chain constraints for various construction materials related to sustained demand amid the backdrop of a global pandemic have caused our construction cycle times to lengthen. We believe these conditions may continue in 2022 and potentially beyond. These delays impact the timing of our expected home closings and may also result in cost increases that we may not be able to pass to our current or future customers. Sustained increases in construction costs may, over time, erode our margins, and impact our total order and closing volumes.

Our ability to acquire and develop raw or partially finished lots may be negatively impacted if we are unable to secure performance bonds.
In connection with land development work on our raw or partially developed land, we are often required to provide performance bonds, letters of credit or other assurances for the benefit of the respective municipalities or governmental authorities. These instruments provide assurance to the beneficiaries that the development will be completed, or that in case we do not perform, that funds from these instruments are available for the municipality or governmental agency to arrange for completion of such work. Although such instruments are currently accessible, in the future additional performance bonds or letters of credit may be difficult to obtain, or may become difficult to obtain on terms that are acceptable to us. If we are unable to secure such instruments, progress on affected projects may be delayed or halted or we may be required to expend additional cash, which may adversely affect our financial position and ability to grow our operations.
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
A reduction in our orders absorption levels may force us to incur and absorb additional community-level costs.
We incur certain overhead costs associated with our communities, such as marketing expenses, real estate taxes and HOA assessments and costs associated with the upkeep and maintenance of our model homes and sales complexes. If our orders absorptions pace decreases and the time required to close out our communities is extended, we would likely incur additional overhead costs, which would negatively impact our financial results. Additionally, we typically incur various land development improvement costs for a community prior to the commencement of home construction. Such costs include infrastructure, utilities, property taxes and other related expenses. A reduction in home absorption rates increases the associated holding costs and extends our time and ability to recover such costs.
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
The housing industry is highly competitive. We compete for sales in each of our markets with national, regional and local developers and homebuilders, resale of existing homes, condominiums and available rental housing. Some of our competitors have greater financial resources and some may have lower costs than we do. Competition among homebuilders of all sizes is based on a number of interrelated factors, including location, reputation, product type, amenities, design, innovation, quality and price. Competition is expected to continue and may become more intense, and there may be new entrants in the markets in which we currently operate and in markets we may enter in the future and our industry has recently experienced some consolidations. If we are unable to successfully compete, our financial results and growth could suffer.

We are subject to home warranty and construction defect claims arising in the ordinary course of business, which may lead to additional reserves or expenses.
Home warranty and construction defect claims are common in the homebuilding industry and can be costly. We sometimes encounter construction defect issues that may be alleged to be widespread within a single community or geographic area and we are currently managing such an issue, regarding alleged widespread stucco application issues in some of our markets. In order to account for future potential warranty and construction defect obligations, we establish a warranty reserve in connection with every home closing. Additionally, we maintain general liability insurance and generally require our subcontractors to provide a warranty and indemnity to us and insurance coverage for liabilities arising from their work; however, we cannot be assured that our warranty reserves and insurance and those subcontractors warranties, insurance and indemnities will be adequate to cover all warranty and construction defect claims for which we may be held responsible. For example, we may be responsible for applicable self-insured retentions, and certain claims may not be covered by insurance or may exceed applicable coverage limits, which could be material to our financial results. In addition, the costs of insuring against construction defect and product liability claims are high, and the amount of coverage offered by insurance companies is currently limited. There can be no assurance that this coverage will not be further restricted and become more costly. If the limits or coverages of our current and former insurance programs and/or those of our subcontractors prove inadequate, or we and/or our subcontractors are unable to obtain adequate, or reasonably priced, insurance against these types of claims in the future, or the amounts currently provided for future warranty or insurance claims are inadequate, we may experience losses that could negatively impact our financial results.
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
•governmental imposed restrictions and consumer reactions related to an epidemic or pandemic (such as stay-at-home orders and similar restrictions in 2020 related to the COVID-19 pandemic);
•the cyclical nature of the homebuilding industry; and
•costs and availability of materials and labor.
Our level of indebtedness may adversely affect our financial position and prevent us from fulfilling our debt obligations.
The homebuilding industry is capital intensive and requires significant up-front expenditures to secure land and pursue development and construction on such land. Accordingly, we incur substantial indebtedness to finance our homebuilding activities. At December 31, 2021, we had approximately $1.2 billion of indebtedness and $618.3 million of cash and cash equivalents. If we require working capital greater than that provided by our operations and current liquidity position, including the $717.6 million available to be drawn under our credit facility, we may be required to seek additional capital in the form of equity or debt financing from a variety of potential sources, including bank financing, public bonds or off-balance sheet resources. There can be no assurance we would be able to obtain such additional capital on terms acceptable to us, if at all. The level of our indebtedness could have important consequences to our stockholders, including the following:

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
•although we have a relatively low level of indebtedness and a relatively high balance of cash and cash equivalents, some of our competitors may have additional access to capital, which may put us at a competitive disadvantage and reduce our flexibility in planning for, or responding to, changing conditions in our industry, including increased competition; and
•we may be more vulnerable to economic downturns and adverse developments in our business than some of our competitors.

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
Our ability to obtain third-party financing may be negatively affected by any downgrade of our credit rating from one or more rating agencies.
We consider the availability of third-party financing to be a key component of our long-term strategy to grow our business either through acquisitions or through internal expansion. As of December 31, 2021, our credit ratings were BB+, Ba1, and BB+ by Standard and Poor’s Financial Services, Moody’s Investor Services and Fitch Ratings, respectively, the three primary rating agencies. Any downgrades from these ratings may impact our ability to obtain future additional financing, or to obtain such financing on terms that are favorable to us and therefore, may adversely impact our future operations.

The physical impacts of climate change such as natural disasters or extreme weather events could increase our costs and adversely affect our operations.
The climates of many of the states in which we have homebuilding operations, including California, Texas, Florida and other coastal areas present increased risks of, and have recently experienced, adverse weather and natural disasters which may be caused by, or exacerbated by, climate change. We may not be able to insure against some of these risks, and damage or destruction to our homes under construction or our building lots and community improvements caused by adverse weather or natural disasters could result in uninsured or underinsured losses. We could also suffer significant construction delays or substantial fluctuations in the pricing or availability of building materials and labor due to such disasters. Any of these events could cause a delay in scheduled closings and a decrease in our revenue, cash flows and earnings.
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
Reduced levels of sales may cause us to re-evaluate the viability of existing land option contracts, resulting in a potential termination of these contracts which may lead to impairment charges.
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
We have operations in Texas, Arizona, California, Colorado, Florida, North Carolina, South Carolina, Georgia and Tennessee. Although we have, in recent years, expanded our operations to new markets, our geographic diversification is still more limited than some of our competitors and could adversely impact us if the homebuilding business in our current markets should decline, since we may not have a balancing opportunity in other geographic regions.
Our ability to build energy-efficient technologies at a profitable price point may be replicated by other builders in the future, which could reduce our competitive advantage.
We believe we currently have a competitive advantage over many of the other production homebuilders by virtue of our energy efficiency technologies. Our communities offer a high level of energy-saving features included in the base price of our homes, and most of our single family detached home plans can accommodate the incorporation of optional solar features to further optimize energy savings. However, as the demand for energy-efficient homes continues to grow along with government imposed building requirements and societal responses to reduce potential climate change impacts, and other builders become more inclined or required by changing regulatory standards to offer more energy efficient technologies and offer them at a similar or lower price point, it could diminish our competitive advantage in the marketplace.
Shortages in the availability of subcontract labor may delay construction schedules and increase our costs.
We conduct our construction operations only as a general contractor. Virtually all construction and development work is performed by unaffiliated third-party consultants and subcontractors. As a consequence, we depend on the continued availability of and satisfactory performance by these consultants and subcontractors for the construction of our communities and homes and to provide related materials. The cost of labor may also be adversely affected by shortages of qualified trades people, changes in laws and regulations relating to union activity and changes in immigration laws and trends in labor migration. Throughout various homebuilding cycles, we have experienced shortages of skilled labor in certain markets, which led to increased labor costs and delayed construction schedules. For example, we experienced delays in our construction cycle time in 2021 due to a limited pool of subcontract labor caused by the combined impact of elevated demand for homes and government restrictions on certain activities in some geographies in response to the global pandemic. Although we continually strive to be a partner of choice with our trades, we cannot be assured that in the future there will be a sufficient supply of, or satisfactory performance by, these unaffiliated third-party subcontractors and consultants, which could have a material adverse effect on our business.
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
Under previous tax law, certain expenses of owning a home, including mortgage loan interest costs and real estate taxes, generally were deductible expenses for the purpose of calculating an individual's federal, and in some cases state, tax liability. However, the Tax Cuts and Jobs Act (the "Tax Act") signed into law in December 2017 limited these deductions for some individuals. The Tax Act caps individual state and local tax deductions at $10,000 for the aggregate of state and local real property and income taxes or state and local sales taxes. Additionally, the Tax Act reduces the cap on mortgage interest deduction to $750,000 of debt for debt incurred after December 15, 2017. The limits on deductibility of mortgage interest and property taxes may increase the after-tax cost of owning a home for some individuals. Any increases in personal income tax rates and/or additional tax deduction limits relating to the cost of home ownership could adversely impact demand for homes, including homes we build, which could adversely affect the results of our operations.
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

With growing concern from government agencies and the general public over the effects of climate change on the environment, we may be subject to additional regulatory responses to reduce greenhouse gas emissions and combat climate change that may increase our costs particularly as they relate to land development and home construction activities. Most recently, for example, in California, we were subject to the California Energy Commission’s Building Energy Efficiency Standards under Title 24. As part of the updated building codes, all homes constructed in California with permits obtained in 2020 and beyond are required to have solar panels, which we offer as standard feature for homes built in the state. Such compliance has not had a material impact on our operations; however, it could increase our operating and compliance costs in the future or require additional technology and capital investment. These and other similar environmental laws or permit restrictions may also result in production delays and may prohibit or severely restrict development in certain environmentally sensitive or geographic areas. Environmental regulations can also have an adverse impact on the availability and price of certain raw materials, such as lumber. While we believe we are complying in all material respects with existing climate-related government standards and regulations applicable to our business, we also cannot predict our future exposure given the rapidly changing nature of environmental matters.

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

The increasing attention to ESG matters and our responses to these matters could have an adverse effect on our business. We published our inaugural ESG report in 2021. We voluntarily followed certain reporting frameworks in our ESG report that we believe are of value to our investors and other stakeholders. We intend to continue to research, evaluate, and implement applicable disclosures and initiatives related to ESG matters, however, if we are unable to adequately address such ESG matters or fail to comply with future mandatory reporting requirements, it could negatively impact our reputation and our business results.
Our financial services operations are subject to extensive regulations that could cause us to incur significant liabilities or restrict our business activities.
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

Demand for our homes is dependent on a variety of macroeconomic factors, such as employment levels, interest rates, changes in stock market valuations, consumer confidence, housing demand, availability of building materials, availability of financing for home buyers, availability and prices of new homes compared to existing inventory, and demographic trends. These factors can be significantly adversely affected by a variety of factors beyond our control. For example, the COVID-19 pandemic and the measures undertaken by governmental authorities to address it, initially disrupted or prevented us from operating parts our business in the ordinary course. With the exception of a brief pause in March and April of 2020, the COVID-19 pandemic and its effects on the economy have not adversely affected our results of operations to date. However, future disruptions and governmental actions combined with any associated economic and/or social instability or distress, may have an adverse impact on our results of operations, financial condition and cash flows.
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
The words “believe,” “expect,” “anticipate,” “forecast,” “plan,” “intend,” “may,” “will,” “should,” “could,” “estimate,” "target," and “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. All statements we make other than statements of historical fact are forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933 ("Securities Act"), and Section 21E of the Exchange Act. Forward-looking statements in this Annual Report include statements concerning our belief that we have ample liquidity; our goals, strategies and strategic initiatives and the anticipated benefits relating thereto; our intentions and the expected benefits and advantages of our product and land positioning strategies, including with respect to our focus on the first-time and first move-up buyer and housing demand for affordable homes; the benefits of and our intentions to use options to acquire land; our design center strategy; our exposure to supplier concentration risk and other matters concerning our supply chain; our delivery of substantially all of our backlog existing as of year end; our positions and our expected outcome relating to litigation in general; the sufficiency of our warranty reserves; our intentions to not pay dividends; growth in the first-time buyer segment that are seeking entry-level homes; the timing, locations and targeted number of new community openings in 2022 and beyond; that we may repurchase our debt and equity securities; our non-use of derivative financial instruments; expectations regarding our industry and our business into 2022 and beyond, including the potential impact thereon of COVID-19 and governmental imposed restrictions and reaction thereto; the demand for and the pricing of our homes; our land and lot acquisition strategy (including that we will redeploy cash to acquire well-positioned finished lots and that we may participate in joint ventures or opportunities outside of our existing markets if opportunities arise and the benefits relating thereto); that we may expand into new markets; the availability of labor and materials for our operations; that we may seek additional debt or equity capital; our expectation that existing guarantees, letters of credit and performance and surety bonds will not be drawn on; the sufficiency of our insurance coverage and warranty reserves; the sufficiency of our capital resources to support our business strategy; the sufficiency of our land pipeline; the impact of new accounting standards and changes in accounting estimates; trends and expectations concerning sales prices, sales orders, cancellations, construction and materials costs, gross margins, land costs, community counts and profitability and future home inventories; our future cash needs; the impact of seasonality; and our future compliance with debt covenants.
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
We lease an aggregate of approximately 325,000 square feet of office space in our markets for our operating divisions, corporate and executive offices.

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
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange under the symbol "MTH". On February 1, 2022 there were 139 owners of record of our common stock. A substantially greater number of owners of our common stock are beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.
The transfer agent for our common stock is Computershare, Inc., 462 South 4th Street, Louisville, KY 40202 (www.computershare.com).
The following graph compares the five-year total return of our common stock with the S&P 500 Index and the Dow Jones US Home Construction Index. The graph assumes $100 invested as of December 31, 2016 in Meritage Common Stock, the S&P 500 Index and the Dow Jones US Home Construction Index, and the re-investment of all dividends. The performance of our common stock depicted in the graphs is not indicative of future performance.

$350
$325
$300
$275
$250
$225
$200
$175
$150
$125
$100
2016
2017
2018
2019
2020
2021
Meritage Homes Corp
S&P 500
DJ US Home Const. Index

	2016	2017	2018	2019	2020	2021
Meritage Homes Corporation	100.00	147.13	105.52	175.60	237.99	350.75
S&P 500 Index	100.00	119.17	122.08	143.97	166.96	211.27
Dow Jones US Home Construction Index	100.00	175.09	118.84	174.26	213.42	321.93
The preceding Performance Graph and related information shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any filing under the Securities Act or the Exchange Act, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

Historically, we have not declared cash dividends, nor do we intend to declare cash dividends in the foreseeable future. We plan to retain our earnings to finance the continuing operation and growth of the business. Future cash dividends, if any, will depend upon our financial condition, results of operations, capital requirements, statutory requirements, restrictions imposed by our Credit Facility, as well as other factors considered relevant by our Board of Directors. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.
Issuer Purchases of Equity Securities
On February 13, 2019, the Board of Directors authorized a new stock repurchase program, authorizing the expenditure of up to $100.0 million to repurchase shares of our common stock. On November 13, 2020, the Board of Directors authorized the expenditure of an additional $100.0 million to repurchase shares of our common stock under this program. On August 12, 2021, the Board of Directors authorized the expenditure of an additional $100.0 million to repurchase shares of our common stock under this program. There is no stated expiration for this program. The repurchases of the Company's shares may be made in the open market, in privately negotiated transactions, or otherwise. The timing and amount of repurchases, if any, will be determined by the Company's management at its discretion and be based on a variety of factors such as the market price of the Company's common stock, corporate and contractual requirements, prevailing market and economic conditions and legal requirements. The share repurchase program may be modified, suspended or discontinued at any time. We acquired 639,346 shares of our common stock at an aggregate purchase price of $61.0 million for the year ended December 31, 2021. As of December 31, 2021, there was approximately $153.4 million available under this program to repurchase shares.
A summary of the Company's repurchase activity for the three months ended December 31, 2021 is as follows:

Period	Total Number of Shares Purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
October 1, 2021 - October 31, 2021	243,885	$98.30	243,885	$153,380,935
November 1, 2021 - November 30, 2021	—	$—	—	$153,380,935
December 1, 2021 - December 31, 2021	—	$—	—	$153,380,935
Total	243,885		243,885

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Industry Conditions
The housing market was exceptionally strong in 2021 as the high demand that we experienced in 2020 continued, driven by favorable market factors including low mortgage interest rates, record low supply of existing homes and persistent demand, particularly from the millennial and baby boomer generations who are experiencing increased levels of household savings alongside life events that align with home ownership. We believe that the elevated demand created by these underlying economic and demographic factors will continue in the near to mid-term but will taper to a normalized pace over time. We believe our strategy for providing affordable new homes in desirable locations with inventory available for quick move-in is well positioned to address these buyer concerns.
At Meritage, we continue to focus on enhancing our entry-level and first move-up product through our commitment to simplification and remaining focused on our key financial initiatives of home closing gross margin improvement, selling, general and administrative cost control, balance sheet management and long-term community count growth. As of December 31, 2021, 98% of our ending number of actively selling communities are targeted to first-time or first move-up buyers and those buyer segments represented approximately 98% of our orders in 2021. In 2021, supply chain constraints and labor shortages caused by COVID-19 and other economic-related disruptions impacted our production and the homebuilding industry as a whole. Through long cultivated relationships with our national and local partners, we were able to navigate the limitations and expect to continue to utilize our spec-heavy, limited SKU operating model to manage the supply chain concerns that are expected to continue for at least the next several quarters.
Summary Company Results
Total home closing revenue increased 14.1% due to higher home closing volume and higher ASPs, growing to our highest annual home closing revenue in Company history of $5.1 billion for the year ended December 31, 2021 from $4.5 billion in 2020. Home closing gross margin for the year ended December 31, 2021 improved by 580 basis points to 27.8% while gross margin for the year ended December 31, 2020 was 22.0%. The higher margin in 2021 reflects increased pricing power, higher closings and effective cost controls, despite rising prices for lumber and other commodities. We recorded impairment charges of approximately $2.1 million during the year ended December 31, 2021, primarily resulting from the decision to sell land assets that no longer fit our strategy, compared to $24.9 million of similar charges in 2020. General and administrative expenses as a percentage of home closing revenue held steady at 3.6% in both 2021 and 2020, but did increase $22.4 million over the prior year to $181.4 million, primarily driven by higher performance related compensation expenses and a higher employee headcount. Interest expense decreased to $0.3 million for the year ended December 31, 2021 from $2.2 million in 2020, as we benefited from lower interest rates as a result of our debt refinancing in April 2021 and more capitalization of interest on a higher balance of qualified assets. In connection with the debt refinancing transaction, we recognized an $18.2 million loss on early extinguishment of debt (see Note 7 in the accompanying financial statements for additional information). Pre-tax net earnings of $954.8 million in 2021 increased 79.0% from $533.6 million in 2020. Our effective tax rate in 2021 was 22.8% as compared to a 20.6% effective tax rate in 2020. Net income for the year ended December 31, 2021 was $737.4 million compared to $423.5 million in 2020.
Our results for 2021 reflect strong growth in both closings and orders as buyers took advantage of the persistent low interest-rate environment and capitalized on their desire to purchase their first home or move out of their existing home and transition to a larger, healthier home with indoor space to accommodate work and school from home needs and outdoor space to enjoy. We ended 2021 with 12,801 closings, our highest closing volume in Company history and represented an 8.2% increase over 11,834 closings in 2020. Orders were relatively flat year-over-year, at 13,808 orders for the year compared to 13,724 in 2020 due to our metering of orders to align with production constraints. At December 31, 2021, our backlog of $2.5 billion on 5,679 units increased by 38.8% in value, compared to $1.8 billion on 4,672 units at December 31, 2020. Supported by strong market demand, our full year cancellation rate on sales orders as a percentage of gross sales units in 2021 decreased to 10.2% as compared to 13.6% for the year ended December 31, 2020.
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
•Continuously improving the overall home buying experience through simplification and innovation;
•Leveraging and expanding on technological solutions through digital offerings to our customers, such as our virtual home tours, interactive maps, digital financial services offerings and online warranty portal;
•Increasing homeowner satisfaction by setting industry standards for energy-efficiency and offering healthier, safer homes that come equipped with standard features such as multi-speed HVAC systems to save energy and improve air quality and enhanced security features;
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
In order to maintain focus on growing our business, we also remain committed to the following:
•Maintaining a healthy orders pace through the use of our consumer and market research to ensure that we build homes that offer our buyers their desired features and amenities;
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
•Carefully managing our liquidity and a strong balance sheet; we ended the year with a 27.6% debt-to-capital ratio and a 15.1% net debt-to-capital ratio;
•Maximizing returns to our shareholders, most recently through our improved financial performance and share repurchase program; and
•Promoting a positive environment for our employees through our commitment to foster DE&I and providing market-competitive benefits in order to develop and motivate our employees and to minimize turnover and to maximize recruitment efforts.
Critical Accounting Estimates
We have established various accounting policies that govern the application of United States generally accepted accounting principles (“GAAP”) in the preparation and presentation of our consolidated financial statements. Our significant accounting policies are described in Note 1 of the accompanying consolidated financial statements included in this Form 10-K. Certain of these policies involve critical accounting estimates, which are significant judgments, assumptions and estimates by management in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the carrying value of certain assets and liabilities, and revenue and costs. We are subject to uncertainties such as the impact of future events, economic, environmental, political and regulatory factors and changes in our business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in the preparation of our financial statements may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Changes in estimates are revised when circumstances warrant. Such changes in estimates and refinements in methodologies are reflected in our reported results of operations and, if material, the effects of changes in estimates are disclosed in the notes to our consolidated financial statements. The judgments, assumptions and estimates we use and believe to be critical to our business are based on historical experience, knowledge of the accounts, industry practices, and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we have made, actual results may differ from these judgments and estimates and could have a material impact on the carrying values of assets and liabilities and the results of our operations.
The critical accounting estimates that we deem to involve the most difficult, subjective or complex judgements are as follows:

Real Estate Valuation and Cost of Home Closings
Real estate inventory is stated at cost unless the community or land is determined to be impaired, at which point the inventory is written down to fair value as required by ASC 360-10, Property, Plant and Equipment. Inventory includes the costs of land acquisition, land development and home construction, capitalized interest, real estate taxes, direct overhead costs incurred during development and home construction that benefit the entire community, less impairments, if any. Land and development costs are typically allocated and transferred to homes when home construction begins. Home construction costs are accumulated on a per-home basis, while selling and marketing costs are expensed as incurred. Cost of home closings includes the specific construction costs of the home and all related allocated land acquisition, land development and other common costs (both incurred and estimated to be incurred) that are allocated based upon the total number of homes expected to be closed in each community or phase. Any changes to the estimated total development costs of a community or phase are allocated to the remaining homes in that community or phase. When a home closes, we may have incurred costs for goods and services that have not yet been paid. We accrue a liability to capture such obligations in connection with the home closing which is charged directly to cost of sales.
We capitalize qualifying interest to inventory during the development and construction periods. Capitalized interest is included in cost of closings when the related inventory is closed. Included within our real estate inventory is land held for development and land held for sale. Land held for development primarily represents land and land development costs related to land where development activity is not currently underway but is expected to begin in the future. For these parcels, we have chosen not to currently develop certain land holdings as they typically represent a portion or phases of a larger land parcel that we plan to build out over several years. We do not capitalize interest for these inactive assets, and all ongoing costs of land ownership (i.e. property taxes, homeowner association dues, etc.) are expensed as incurred.
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
Typically, a community’s life cycle ranges from three to five years, commencing with the acquisition of the land, continuing through the land development phase, if applicable, and concluding with the sale, construction and closing of the homes. Actual community lives will vary based on the size of the community, the orders absorption rates and whether the land purchased was raw, partially-developed or in finished status. Master-planned communities encompassing several phases and super-block land parcels may have significantly longer lives and projects involving smaller finished lot purchases may be significantly shorter.
All of our land inventory and related real estate assets are periodically reviewed for recoverability when certain criteria are met, but at least annually, as our inventory is considered “long-lived” in accordance with GAAP. If the undiscounted cash flows expected to be generated by an asset are lower than its carrying amount, impairment charges are recorded to write down the asset to its estimated fair value. Our determination of fair value is based on projections and estimates. Changes in these expectations may lead to a change in the outcome of our impairment analysis, and actual results may also differ from our assumptions. We conduct an analysis if indicators of a decline in value of our land and real estate assets exists. If an asset is deemed to be impaired, the impairment recognized is measured as the amount by which the assets’ carrying amount exceeds their fair value. The impairment of a community is allocated to each lot on a straight-line basis and is recognized in Cost of closings in the period in which the impairment is determined. We recorded impairment charges of approximately $2.1 million during the year ended December 31, 2021, primarily resulting from the decision to sell land assets that no longer fit our strategy, compared to $24.9 million of similar charges in 2020.
We have not made any material changes in our methodology or significant assumptions used to record and evaluate our Real estate and Cost of home closings during the past three years.

Warranty Reserves
We use subcontractors for nearly all aspects of home construction. Although our subcontractors are generally required to repair and replace any product or labor defects and cover any resultant damages, we are, during applicable warranty periods, ultimately responsible to the homeowner for making such repairs. As such, warranty reserves are recorded to cover our exposure to costs for materials and labor not expected to be covered by our subcontractors or available insurance to the extent they relate to warranty-type claims subsequent to the delivery of a home to the homeowner. Reserves are reviewed on a regular basis and, with the assistance of an actuary for the structural warranty, we determine their sufficiency based on our and industry-wide historical data and trends. These reserves are subject to variability due to uncertainties regarding material or construction defect claims, the markets in which we build, claim settlement history, insurance, legal interpretations and expected recoveries, among other factors.
At December 31, 2021, our warranty reserve was $26.3 million, reflecting an accrual of 0.1% to 0.5% of a home’s sale price depending on our loss history in the geographic area in which the home was built. A 10% increase in our warranty reserve rate would have increased our accrual and corresponding cost of sales by approximately $1.8 million in 2021. There were no adjustments to our reserve balance for the years ended December 31, 2021 and December 31, 2020. While we believe that the warranty reserve is sufficient to cover our projected costs, there can be no assurances that historical data and trends will accurately predict our actual warranty costs. Furthermore, there can be no assurances that future economic, financial or legislative developments might not lead to a significant change in the reserve.
We have not made any material changes in our methodology or significant assumptions used to record and evaluate our Warranty Reserves during the past three years.
Valuation of Deferred Tax Assets
We account for income taxes using the asset and liability method, which requires that deferred tax assets and liabilities be recognized based on future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period when the changes are enacted.
In accordance with ASC 740-10, Income Taxes, we evaluate our deferred tax assets by tax jurisdiction, including the benefit from net operating losses ("NOLs") by tax jurisdiction, to determine if a valuation allowance is required. Companies must assess, using significant judgments, whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the length of statutory carryforward periods, experience with operating losses and experience of utilizing tax credit carryforwards and tax planning alternatives. We have no valuation allowance on our deferred tax assets and NOL carryovers at December 31, 2021.
We have not made any material changes in our methodology or significant assumptions used to evaluate our Deferred tax assets during the past three years.
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
For discussion of our fiscal 2020 results compared to our fiscal 2019 results, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II of our Annual Report on Form 10-K for the year ended December 31, 2020.
The tables on the following pages present operating and financial data that we consider most critical to managing our operations (dollars in thousands):

	Years Ended December 31,		Year Over Year
	2021	2020	Chg $	Chg %
Home Closing Revenue
Total
Dollars	$5,094,873	$4,464,389	$630,484	14.1%
Homes closed	12,801	11,834	967	8.2%
Average sales price	$398.0	$377.3	$20.7	5.5%
West Region
Arizona
Dollars	$802,401	$666,223	$136,178	20.4%
Homes closed	2,183	2,019	164	8.1%
Average sales price	$367.6	$330.0	$37.6	11.4%
California
Dollars	$776,528	$774,349	$2,179	0.3%
Homes closed	1,242	1,231	11	0.9%
Average sales price	$625.2	$629.0	$(3.8)	(0.6)%
Colorado
Dollars	$335,490	$354,677	$(19,187)	(5.4)%
Homes closed	630	738	(108)	(14.6)%
Average sales price	$532.5	$480.6	$51.9	10.8%
West Region Totals
Dollars	$1,914,419	$1,795,249	$119,170	6.6%
Homes closed	4,055	3,988	67	1.7%
Average sales price	$472.1	$450.2	$21.9	4.9%
Central Region - Texas
Central Region Totals
Dollars	$1,500,682	$1,273,661	$227,021	17.8%
Homes closed	4,165	3,894	271	7.0%
Average sales price	$360.3	$327.1	$33.2	10.1%
East Region
Florida
Dollars	$600,554	$540,644	$59,910	11.1%
Homes closed	1,663	1,466	197	13.4%
Average sales price	$361.1	$368.8	$(7.7)	(2.1)%
Georgia
Dollars	$249,882	$229,577	$20,305	8.8%
Homes closed	647	642	5	0.8%
Average sales price	$386.2	$357.6	$28.6	8.0%
North Carolina
Dollars	$528,840	$388,776	$140,064	36.0%
Homes closed	1,390	1,132	258	22.8%
Average sales price	$380.5	$343.4	$37.1	10.8%
South Carolina
Dollars	$129,367	$105,369	$23,998	22.8%
Homes closed	377	331	46	13.9%
Average sales price	$343.1	$318.3	$24.8	7.8%
Tennessee
Dollars	$171,129	$131,113	$40,016	30.5%
Homes closed	504	381	123	32.3%
Average sales price	$339.5	$344.1	$(4.6)	(1.3)%
East Region Totals
Dollars	$1,679,772	$1,395,479	$284,293	20.4%
Homes closed	4,581	3,952	629	15.9%
Average sales price	$366.7	$353.1	$13.6	3.9%

	Years Ended December 31,		Year Over Year
	2021	2020	Chg $	Chg %
Home Orders (1)
Total
Dollars	$5,796,813	$5,174,938	$621,875	12.0%
Homes ordered	13,808	13,724	84	0.6%
Average sales price	$419.8	$377.1	$42.7	11.3%
West Region
Arizona
Dollars	$951,730	$823,339	$128,391	15.6%
Homes ordered	2,335	2,501	(166)	(6.6)%
Average sales price	$407.6	$329.2	$78.4	23.8%
California
Dollars	$773,166	$956,681	$(183,515)	(19.2)%
Homes ordered	1,191	1,530	(339)	(22.2)%
Average sales price	$649.2	$625.3	$23.9	3.8%
Colorado
Dollars	$429,499	$361,619	$67,880	18.8%
Homes ordered	750	750	—	—%
Average sales price	$572.7	$482.2	$90.5	18.8%
West Region Totals
Dollars	$2,154,395	$2,141,639	$12,756	0.6%
Homes ordered	4,276	4,781	(505)	(10.6)%
Average sales price	$503.8	$447.9	$55.9	12.5%
Central Region - Texas
Central Region Totals
Dollars	$1,700,744	$1,472,183	$228,561	15.5%
Homes ordered	4,413	4,476	(63)	(1.4)%
Average sales price	$385.4	$328.9	$56.5	17.2%
East Region
Florida
Dollars	$738,132	$590,966	$147,166	24.9%
Homes ordered	1,981	1,645	336	20.4%
Average sales price	$372.6	$359.2	$13.4	3.7%
Georgia
Dollars	$283,649	$237,576	$46,073	19.4%
Homes ordered	694	665	29	4.4%
Average sales price	$408.7	$357.3	$51.4	14.4%
North Carolina
Dollars	$591,193	$472,483	$118,710	25.1%
Homes ordered	1,501	1,367	134	9.8%
Average sales price	$393.9	$345.6	$48.3	14.0%
South Carolina
Dollars	$132,779	$122,049	$10,730	8.8%
Homes ordered	390	380	10	2.6%
Average sales price	$340.5	$321.2	$19.3	6.0%
Tennessee
Dollars	$195,921	$138,042	$57,879	41.9%
Homes ordered	553	410	143	34.9%
Average sales price	$354.3	$336.7	$17.6	5.2%
East Region Totals
Dollars	$1,941,674	$1,561,116	$380,558	24.4%
Homes ordered	5,119	4,467	652	14.6%
Average sales price	$379.3	$349.5	$29.8	8.5%
(1)Home orders for any period represent the aggregate sales price of all homes ordered, net of cancellations. We do not include orders contingent upon the sale of a customer’s existing home or a mortgage pre-approval as a sales contract until the contingency is removed.

	Years Ended December 31,
	2021		2020
	Ending	Average	Ending	Average
Active Communities
Total	259	223.8	195	219.7
West Region
Arizona	39	36.2	33	34.8
California	22	19.0	16	23.3
Colorado	17	14.6	11	12.0
West Region Totals	78	69.8	60	70.1
Central Region - Texas
Central Region Totals	73	65.4	63	66.9
East Region
Florida	41	34.8	31	33.8
Georgia	15	11.2	7	12.5
North Carolina	26	24.6	21	20.6
South Carolina	14	8.8	6	6.0
Tennessee	12	9.2	7	9.8
East Region Totals	108	88.6	72	82.7

	Years Ended December 31,
	2021	2020
Cancellation Rates (1)
Total	10.2%	13.6%
West Region
Arizona	10.8%	12.2%
California	10.0%	15.7%
Colorado	10.4%	14.3%
West Region Totals	10.5%	13.6%
Central Region - Texas
Central Region Totals	11.9%	15.4%
East Region
Florida	7.0%	11.7%
Georgia	10.3%	12.4%
North Carolina	7.0%	9.6%
South Carolina	15.9%	13.0%
Tennessee	9.5%	16.3%
East Region Totals	8.5%	11.8%
(1)Cancellation rates are computed as the number of canceled units for the period divided by the gross sales units for the same period.

	At December 31,		Year Over Year
	2021	2020	Chg $	Chg %
Order Backlog (1)
Total
Dollars	$2,516,164	$1,812,547	$703,617	38.8%
Homes in backlog	5,679	4,672	1,007	21.6%
Average sales price	$443.1	$388.0	$55.1	14.2%
West Region
Arizona
Dollars	$493,575	$343,917	$149,658	43.5%
Homes in backlog	1,145	993	152	15.3%
Average sales price	$431.1	$346.3	$84.8	24.5%
California
Dollars	$271,383	$274,680	$(3,297)	(1.2)%
Homes in backlog	393	444	(51)	(11.5)%
Average sales price	$690.5	$618.6	$71.9	11.6%
Colorado
Dollars	$198,832	$104,709	$94,123	89.9%
Homes in backlog	328	208	120	57.7%
Average sales price	$606.2	$503.4	$102.8	20.4%
West Region Totals
Dollars	$963,790	$723,306	$240,484	33.2%
Homes in backlog	1,866	1,645	221	13.4%
Average sales price	$516.5	$439.7	$76.8	17.5%
Central Region - Texas
Central Region Totals
Dollars	$772,871	$572,242	$200,629	35.1%
Homes in backlog	1,878	1,630	248	15.2%
Average sales price	$411.5	$351.1	$60.4	17.2%
East Region
Florida
Dollars	$352,584	$214,790	$137,794	64.2%
Homes in backlog	868	550	318	57.8%
Average sales price	$406.2	$390.5	$15.7	4.0%
Georgia
Dollars	$91,781	$57,882	$33,899	58.6%
Homes in backlog	203	156	47	30.1%
Average sales price	$452.1	$371.0	$81.1	21.9%
North Carolina
Dollars	$225,854	$163,346	$62,508	38.3%
Homes in backlog	565	454	111	24.4%
Average sales price	$399.7	$359.8	$39.9	11.1%
South Carolina
Dollars	$44,673	$41,211	$3,462	8.4%
Homes in backlog	133	120	13	10.8%
Average sales price	$335.9	$343.4	$(7.5)	(2.2)%
Tennessee
Dollars	$64,611	$39,770	$24,841	62.5%
Homes in backlog	166	117	49	41.9%
Average sales price	$389.2	$339.9	$49.3	14.5%
East Region Totals
Dollars	$779,503	$516,999	$262,504	50.8%
Homes in backlog	1,935	1,397	538	38.5%
Average sales price	$402.8	$370.1	$32.7	8.8%
(1)Our backlog represents net sales that have not closed.

Fiscal 2021 Compared to Fiscal 2020
Companywide. In 2021, home closing revenue grew by 14.1% to $5.1 billion on 12,801 units compared to $4.5 billion on 11,834 units in 2020. The improved revenue reflects an 8.2% increase in volume and a 5.5% increase in ASP on closings resulting from pricing power on continued elevated demand in the homebuilding market due to the macroeconomic events discussed in "Industry Conditions." Order value increased 12.0% to $5.8 billion from $5.2 billion, due almost entirely to pricing power, as ASP on orders increased 11.3% year-over-year, while both order volume and orders pace were comparable with prior year as we metered orders in 2021 to align with our current production capacity. Order volume was 13,808 and 13,724 for the years ended December 31, 2021 and 2020, respectively, as a 1.9% higher number of average active communities was offset by a 1.3% decline in orders pace of 5.1 per month in 2021 compared to 5.2 in 2020. We ended the year with 5,679 homes in backlog valued at $2.5 billion, 21.6% and 38.8% higher backlog units and value, respectively, compared to 2020. ASP on homes in backlog grew by 14.2% to $443,100 at December 31 2021, compared to $388,000 in 2020, reflective of the persistent pricing power experienced throughout the year.
West. The West Region generated $1.9 billion in home closing revenue for the year ended December 31, 2021, a 6.6% increase over the $1.8 billion in the prior year, closing 4,055 homes in 2021, up 1.7% from the 3,988 homes closed in 2020. Order value for the West Region held steady at $2.2 billion in 2021 as compared to $2.1 billion in 2020, as a 12.5% increase in ASP on orders offset the 10.6% decrease in order volume of 4,276 homes during the year ended December 31, 2021 from 4,781 home orders in 2020. The decrease in order volume is primarily the result of a 10.1% decline in year-over-year orders pace per community to 5.1 per month in 2021 compared to 5.7 in 2020, due to the metering of orders as previously discussed, and a relatively consistent average active community count year-over-year. In the West Region, approximately 80% of our communities target first-time buyers at December 31, 2021. The West Region ended 2021 with backlog of 1,866 homes valued at $963.8 million versus 1,645 homes at $723.3 million in 2020, 13.4% and 33.2% increases over the prior year, respectively.
Central. The Central Region, made up of our Texas markets, closed 4,165 homes for the year ended December 31, 2021 compared to 3,894 in 2020. The 7.0% improvement in closing units combined with 10.1% higher ASP generated a 17.8% increase in home closing revenue to $1.5 billion, up from $1.3 billion in 2020. The Central Region also reported a 15.5% improvement in order value year-over-year due to a 17.2% increase in ASP on orders that was partially offset by 1.4% lower order volume. The decline in order volume was driven entirely by a 2.2% decline in average active communities. The Central Region ended 2021 with 4,413 orders valued at $1.7 billion compared to 4,476 orders at $1.5 billion in the prior year. The Region ended 2021 with backlog of 1,878 units valued at $772.9 million compared to 1,630 units valued at $572.2 million at December 31, 2020, reflecting a 17.2% improvement in ASP.
East. The East Region generated the strongest year-over-year improvements in both volume and value of closings and orders. The East Region posted increases of 20.4% and 15.9% in home closing revenue and volume, respectively, to $1.7 billion on 4,581 homes in 2021 from $1.4 billion on 3,952 homes in 2021. Home closing revenue benefited from the increase in volume and a 3.9% higher ASP on closings. The East Region was the only region to see improvement in order volume, with order volume and value improving by 14.6% and 24.4%, respectively, in 2021 to 5,119 units valued at $1.9 billion compared to 4,467 units valued at $1.6 billion in the prior year. The year-over-year improvement in orders is due to both a 7.0% higher orders pace and a 7.1% increase in average active communities, with the East as our only region to have an increase in average active communities. The East Region also delivered the greatest improvement in backlog units and value, ending 2021 with 1,935 units in backlog valued at $779.5 million, 38.5% and 50.8% increases, respectively, compared to the prior year.

Land Closing Revenue and Gross Profit
From time to time, we may sell certain land parcels to other homebuilders, developers or investors if we feel the sale will provide a greater economic benefit to us than continuing home construction or where we are looking to diversify our land positions in the specific geography. As a result of such sales, we recognized land closing revenue of $25.2 million and $17.7 million for the years ending December 31, 2021 and 2020, respectively. We recognized losses of $1.1 million and $20.8 million in 2021 and 2020, respectively. The losses recognized in both years were due to the upcoming dispositions of certain assets that no longer fit our strategic focus on entry-level and first move-up homes and includes associated impairment charges of $2.0 million and $21.8 million, in 2021 and 2020, respectively.

Other Operating Information (dollars in thousands)

	Years ended December 31,
	2021		2020
	Dollars	Percent of Home Closing Revenue	Dollars	Percent of Home Closing Revenue
Home Closing Gross Profit (1)
Total	$1,418,377	27.8%	$980,408	22.0%

West	$519,372	27.1%	$380,675	21.2%

Central	$448,284	29.9%	$304,538	23.9%

East	$450,721	26.8%	$295,195	21.2%

(1)Home closing gross profit represents home closing revenue less cost of home closings, including impairments, if any. Cost of home closings includes land and lot development costs, direct home construction costs, an allocation of common community costs (such as architectural, legal and zoning costs), interest, sales tax, impact fees, warranty, construction overhead and closing costs.

Fiscal 2021 Compared to Fiscal 2020
Companywide. Home closing gross margin improved to 27.8% for the year ended December 31, 2021 compared to 22.0% in the prior year. Home closing gross profit increased by $438.0 million to $1.4 billion in 2021 versus $980.4 million in 2020, driven by the higher home closing revenue and 580 basis point increase in home closing gross margin. The improvement in home closing gross margin is primarily due to pricing power from robust buyer demand combined with leverage of fixed costs on greater home closing revenue, which have more than offset the rising lumber prices and increases in other commodity costs.
West. Our West Region home closing gross margin improved 590 basis points to 27.1% in 2021 versus 21.2% in 2020. Pricing power and leverage of fixed costs on greater revenues led to improved margins year-over-year.
Central. The Central Region produced the highest home closing gross margin and the greatest improvement of 600 basis points for the year ended December 31, 2021 at 29.9%, up from 23.9% in the prior year. The improvement in gross margin was due to pricing power resulting in the highest ASP increase in the Company of 10.1% combined with leverage of fixed costs.
East. The East Region experienced a 560 basis point improvement in 2021 of 26.8% versus 21.2% for 2020. The margin improvement in the Region is the result of greater leverage of fixed costs on 20.4% higher closing revenue year-over-year as well as a 3.9% increase in ASP.

	Years Ended December 31,
	($ in thousands)
	2021	2020
Financial services profit	$18,034	$16,388
Financial services profit. Financial services profit represents the net profit of our financial services operations, including the operating profit generated by our wholly-owned title and insurance companies, Carefree Title and Meritage Insurance, as well as our portion of earnings from a mortgage joint venture. The increase of $1.6 million, or 10.0%, is in line with the increase in home closing volume year-over-year.

	Years Ended December 31,
	($ in thousands)
	2021	2020
Commissions and Other Sales Costs	$(285,403)	$(287,901)
Percent of home closing revenue	5.6%	6.4%
General and Administrative Expenses	$(181,449)	$(159,020)
Percent of home closing revenue	3.6%	3.6%
Interest Expense	$(318)	$(2,177)
Other Income, Net	$4,864	$6,662
Loss on Early Extinguishment of Debt	$(18,188)	$—
Provision for Income Taxes	$(217,390)	$(110,091)

Fiscal 2021 Compared to Fiscal 2020
Commissions and Other Sales Costs. Commissions and other sales costs are comprised of internal and external commissions and related sales and marketing expenses such as advertising and sales office costs. These costs decreased $2.5 million and decreased as a percentage of home closing revenue by 80 basis points in 2021 over 2020. The decrease as a percentage of home closing revenue is due to lower broker commissions in 2021 and our utilization of digital sales solutions. Additionally, the latter half of 2020 was negatively impacted by increased commission incentives that were temporarily offered during the early stages of the pandemic. The decrease in commissions and other sales costs in dollars was primarily the result of savings in marketing and advertising spend as we leveraged more digital platforms and efficiencies integrated into our sales and marketing structure.
General and Administrative Expenses. General and administrative expenses represent corporate and divisional overhead expenses such as salaries and bonuses, occupancy, insurance and travel expenses. For the year ended December 31, 2021, general and administrative expenses were $181.4 million or 3.6% of home closing revenue as compared to $159.0 million or 3.6% of home closing revenue for the 2020 period. The $22.4 million increase is due primarily to increased payroll and performance based bonus compensation expenses on higher employee headcount and one-time items totaling approximately $5.0 million included retirement payments to our former General Counsel who retired in December 2021 and a change in the Company's retirement vesting eligibility for equity awards. As a percentage of home closing revenue, general and administrative expenses were consistent at 3.6% for both periods, as we realized the efforts of our cost control objectives. We have also continued our restrictions on certain corporate expenditures, particularly as they relate to precautions taken to address ongoing COVID-19 concerns. As COVID-19 restrictions ease, we expect these costs to gradually return as more employees return to the office and resume travel.
Interest Expense. Interest expense is comprised of interest incurred, but not capitalized, on our senior notes and our Credit Facility. Our non-capitalizable interest expense decreased to $0.3 million in 2021 compared to $2.2 million for the 2020 period due to lower interest incurred in 2021 resulting from the early redemption of the $300.0 million 7.00% Senior Notes due 2022 ("2022 Notes") during the second quarter of 2021 and no outstanding borrowings on our Credit Facility during 2021. In 2020 we incurred interest charges from our Credit Facility which had $500.0 million outstanding for several months during the first half of 2020.
Other Income, Net. Other income, net primarily consists of (i) sub lease income, (ii) interest earned on our cash and cash equivalents, (iii) payments and awards related to legal settlements, and (iv) our portion of pre-tax income or loss from non-financial services joint ventures. Other income, net decreased by $1.8 million in 2021 compared to 2020 due to a one-time benefit payment in 2020 of approximately $1.5 million for company-owned life insurance proceeds.

Loss on Early Extinguishment of Debt. Loss on early extinguishment of debt of $18.2 million for the year ended December 31, 2021 is related to the early redemption of our 2022 Notes. There were no similar charges for the year ended December 31, 2020. See Note 7 in the accompanying consolidated financial statements for more information related to the early redemption.
Income Taxes. The effective tax rate was 22.8% and 20.6% for 2021 and 2020, respectively. The effective rate in both years reflects the availability of the Internal Revenue Code §45L energy efficient homes credits (the "energy tax credit") from the enactment of the Taxpayer Certainty and Disaster Tax Relief Act of 2019 (the "2019 Act") that was signed into law on December 20, 2019 and has been extended through 2021. The higher rate in 2021 reflects increased profit in states with higher tax rates and a reduced benefit of the energy tax credit applied to greater earnings before income taxes.
Liquidity and Capital Resources
We have historically generated cash and funded our operations primarily from cash flows from operating activities. Additional sources of funds may include additional debt or equity financing and borrowing capacity under our unsecured revolving credit facility ("Credit Facility"). We exercise strict controls and believe we have a prudent strategy for Company-wide cash management, including those related to cash outlays for land and inventory acquisition and development. Our principal uses of cash include acquisition and development of new and previously controlled land and lot positions, home construction, operating expenses, and the payment of interest and routine liabilities. From time to time, we opportunistically repurchase our senior notes and common stock.
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
Short-term Liquidity and Capital Resources
Over the course of the next twelve months, we expect that our primary demand for funds will be for the construction of homes, as well as acquisition and development of both new and existing lots, operating expenses, including general and administrative expenses, interest payments on current and future debt financings and opportunistic common stock repurchases. We expect to meet these short-term liquidity requirements primarily through our cash and cash equivalents on hand and our net cash flows provided by operations.
Between our cash and cash equivalents on hand combined with the availability of funds in our Credit Facility, we believe that we currently have sufficient liquidity. Nevertheless, we may seek additional capital to strengthen our liquidity position, enable us to acquire additional land inventory in anticipation of improving market conditions, and/or strengthen our long-term capital structure.
Long-term Liquidity and Capital Resources
Beyond the next twelve months, our principal demands for funds will be for the construction of homes, land acquisition and development activities needed to grow our lot supply and active community count, payments of the principal amounts and interest on our senior notes as they become due or mature and common stock repurchases. We expect our existing and generated cash will be adequate to fund our ongoing operating activities as well as providing capital for investment in future land purchases and related development activities. To the extent the sources of capital described above are insufficient to meet our long-term cash needs, we may also conduct additional public offerings of our securities, refinance or secure new debt or dispose of certain assets to fund our operating activities. There can be no assurances that we would be able to obtain such additional capital on terms acceptable to us, if at all, and such additional equity or debt financing could dilute the interests of our existing stockholders or increase our interest costs.
Material Cash Requirements
We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact both short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on our consolidated balance sheets as of December 31, 2021, while others are considered future commitments. Our contractual obligations primarily consist of principal and interest payments on our senior notes, loans payable and other borrowings, including our Credit Agreement, letters of credit and surety bonds and operating leases. We have no debt maturities until 2025. We also have certain short-term lease commitments, commitments to fund our existing unconsolidated joint ventures and other purchase obligations in the normal course of business. Future commitments include land acquisition spend under purchase and option agreements. We plan to fund these commitments primarily with cash flows generated by operations, but may also utilize additional debt or equity financing and borrowing capacity under our Credit Facility. Our maximum exposure to loss on our purchase and option agreements is generally limited to non-refundable deposits and capitalized pre-acquisition costs.
For information about our lease obligations, loans payable and other borrowings and senior notes, reference is made to Notes 4, 6, and 7 in the accompanying Notes to the consolidated financial statements included in this Annual Report on Form 10-K and are incorporated by reference herein.
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
We do not engage in commodity trading or other similar activities. We had no derivative financial instruments at December 31, 2021 or 2020.
Operating Cash Flow Activities
During the year ended December 31, 2021, net cash used in operations totaled $152.1 million versus net cash provided by operations of $530.4 million during the year ended December 31, 2020. Generally, our operating cash flows fluctuate primarily based on changes in our net earnings, real estate inventory and, to a lesser extent, timing of payments of accounts payable and accrued liabilities.
Operating cash flow results in 2021 primarily reflect $737.4 million in net earnings, which were offset by a $948.1 million increase in real estate due to increased spending on homes under construction as well as acquisition of new land positions. Operating cash flow results in 2020 reflect the $423.5 million in net earnings and an $88.9 million increase in accounts payable and accrued liabilities due to the timing of cash payments and an increase in income taxes payable, partially offset by a $40.1 million increase in real estate due to increased spending on homes under construction as well as acquisition of new land positions.
Investing Cash Flow Activities
During the year ended December 31, 2021, net cash used in investing activities totaled $26.8 million as compared to $18.2 million for the same period in 2020. Cash used in investing activities in both 2021 and 2020 is mainly attributable to the purchases of property, plant and equipment of $25.7 million and $19.9 million, respectively.
Financing Cash Flow Activities
During the year ended December 31, 2021, net cash provided by financing activities totaled $51.6 million as compared to net cash used in financing activities of $86.0 million for the same period in 2020. The net cash provided by financing activities in 2021 primarily reflects the net proceeds of $450.0 million from the issuance of our 3.875% Senior Notes due 2029, offset by the early redemption of our 7.00% Senior Notes due 2022 of $300.0 million principal and associated early tender fees of $17.7 million, along with share repurchases of $61.0 million. The net cash used in financing activities in 2020 consists of $69.6 million in share repurchases and $16.4 million in repayments of loans payable and other borrowings.
On February 13, 2019, the Board of Directors authorized a new stock repurchase program, authorizing the expenditure of up to $100.0 million to repurchase shares of our common stock. On November 13, 2020, the Board of Directors authorized the expenditure of an additional $100.0 million to repurchase shares of our common stock under this program. On August 12, 2021, the Board of Directors authorized the expenditure of an additional $100.0 million to repurchase shares of our common stock under this program. We acquired 639,346 and 1,100,000 shares of our common stock at an aggregate purchase price of $61.0 million and $69.6 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, there was approximately $153.4 million available under this program to repurchase shares.
The Company entered into the unsecured revolving Credit Facility in 2014 that has been amended from time to time. In December 2021, the Credit Facility was amended, extending the maturity date from December 2025 to December 2026 and replacing LIBOR as the benchmark interest rate with the Secured Overnight Financing Rate ("SOFR"). The Credit Facility's aggregate commitment is $780.0 million with an accordion feature permitting the size of the facility to increase to a maximum of $880.0 million, subject to certain conditions, including the availability of additional bank commitments.

We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. Debt-to-capital and net debt-to-capital are calculated as follows (dollars in thousands):

	At December 31, 2021	At December 31, 2020
Senior notes, net, loans payable and other borrowings	$1,160,038	$1,020,085
Stockholders’ equity	3,044,389	2,347,868
Total capital	$4,204,427	$3,367,953
Debt-to-capital (1)	27.6%	30.3%
Senior notes, net, loans payable and other borrowings	$1,160,038	$1,020,085
Less: cash and cash equivalents	(618,335)	(745,621)
Net debt	$541,703	$274,464
Stockholders’ equity	3,044,389	2,347,868
Total net capital	$3,586,092	$2,622,332
Net debt-to-capital (2)	15.1%	10.5%

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

Credit Facility Covenants
Borrowings under the Credit Facility are unsecured but availability is subject to, among other things, a borrowing base. The Credit Facility also contains certain financial covenants, including (a) a minimum tangible net worth requirement of $1.9 billion (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings), and (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 60%. In addition, we are required to maintain either (i) an interest coverage ratio (EBITDA to interest expense, as defined therein) of at least 1.50 to 1.00 or (ii) liquidity (as defined therein) of an amount not less than our consolidated interest incurred during the trailing 12 months. We were in compliance with all Credit Facility covenants as of December 31, 2021. Our actual financial covenant calculations as of December 31, 2021 are reflected in the table below.

Financial Covenant (dollars in thousands):	Covenant Requirement	Actual
Minimum Tangible Net Worth	> $2,068,292	$3,003,878
Leverage Ratio	< 60%	13.1%
Interest Coverage Ratio (1)	> 1.50	17.30
Minimum Liquidity (1)	> $62,836	$1,335,939
Investments other than defined permitted investments	< $901,163	$5,764
(1)We are required to meet either the Interest Coverage Ratio or Minimum Liquidity, but not both.
Recent Accounting Standards
See Note 1 to our consolidated financial statements included in this report for discussion of recently-issued accounting standards.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our fixed rate debt is made up primarily of $1.2 billion of our senior notes. Except in limited circumstances, we do not have an obligation to prepay our fixed-rate debt prior to maturity and, as a result, interest rate risk and changes in fair value should not have a significant impact on our fixed rate borrowings until we would be required to repay such debt. Our Credit Facility is subject to interest rate changes. We had no intraperiod borrowings under the Credit Facility during the year ended December 31, 2021, and had $500.0 million of intraperiod borrowings for during the year ended December 31, 2020, with none outstanding as of either December 31, 2021 or 2020. There were no interest charges resulting from intraperiod borrowings during the year ended December 31, 2021. Interest charges resulting from the intraperiod borrowings totaled $0.2 million for the year ended December 31, 2020.
The following table presents our long-term debt obligations, principal cash flows by maturity, weighted average interest rates and estimated fair market value for the year ended December 31, 2021 (in thousands):

								Fair Value at December 31,
	2022	2023	2024	2025	2026	Thereafter	Total	2021 (a)

Senior Notes
Fixed rate	$—	$—	$—	$400.0	$—	$750.0	$1,150.0	$1,248.7
Weighted average interest rate	n/a	n/a	n/a	6.000%	n/a	4.375%	4.940%	n/a

Loans Payable and Other Borrowings
Fixed rate	$12.5	$4.6	$0.5	$0.03	$—	$—	$17.6	$17.6
Average interest rate	2.038%	4.092%	—%	—%	n/a	n/a	2.516%	n/a

(a)Fair value of our fixed rate debt at December 31, 2021, is derived from quoted market prices by independent dealers.
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

Item 8. Financial Statements and Supplementary Data
Our consolidated financial statements as of December 31, 2021 and 2020 and for each of the years in the three-year period ended December 31, 2021, together with related notes and the report of Deloitte & Touche LLP, independent registered public accounting firm (PCAOB ID: 34), are on the following pages.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Meritage Homes Corporation:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Meritage Homes Corporation and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated income statements, stockholders' equity and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

The Company’s evaluation included whether indicators of a decline in value of the Company’s land and real estate assets exist and the determination of value to evaluate the recoverability of real estate assets used in the undiscounted cash flows. This evaluation requires management to make significant projections and estimates, which required a high degree of auditor judgment and an increased extent of audit effort.

How the Critical Audit Matter Was Addressed in the Audit

We tested the effectiveness of the Company’s internal controls related to the Company’s evaluation of the recoverability of real estate assets. We also evaluated the significant assumptions used in the Company’s evaluation of the recoverability of real estate assets, by comparing the assumptions to actual recent home sales and closings in that community and external analyst and industry reports for the respective geography. For certain communities that did not have actual recent home closings, we compared to historical home sales and closings in nearby communities taking into consideration factors such as location, size, and type of community. In addition, we met with management to understand how recent trends in home sales and closings have been considered in the Company’s evaluation of the recoverability of real estate assets.

/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona
February 16, 2022

We have served as the Company's auditor since 2004.

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	At December 31,
	2021	2020
	(In thousands, except share data)
Assets
Cash and cash equivalents	$618,335	$745,621
Other receivables	147,548	98,573
Real estate	3,734,408	2,778,039
Real estate not owned	8,011	—
Deposits on real estate under option or contract	90,679	59,534
Investments in unconsolidated entities	5,764	4,350
Property and equipment, net	37,340	38,933
Deferred tax assets, net	40,672	36,040
Prepaids, other assets and goodwill	124,776	103,308
Total assets	$4,807,533	$3,864,398
Liabilities
Accounts payable	$216,009	$175,250
Accrued liabilities	337,277	296,121
Home sale deposits	42,610	25,074
Liabilities related to real estate not owned	7,210	—
Loans payable and other borrowings	17,552	23,094
Senior notes, net	1,142,486	996,991
Total liabilities	1,763,144	1,516,530
Stockholders’ Equity
Preferred stock, par value $0.01. Authorized 10,000,000 shares; none issued and outstanding at December 31, 2021 and 2020	—	—
Common stock, par value $0.01. Authorized 125,000,000 shares; 37,340,855 and 37,512,127 shares issued and outstanding at December 31, 2021 and 2020, respectively	373	375
Additional paid-in capital	414,841	455,762
Retained earnings	2,629,175	1,891,731
Total stockholders’ equity	3,044,389	2,347,868
Total liabilities and stockholders’ equity	$4,807,533	$3,864,398
See accompanying notes to consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

	Years Ended December 31,
	2021	2020	2019
	(In thousands, except per share data)
Homebuilding:
Home closing revenue	$5,094,873	$4,464,389	$3,604,629
Land closing revenue	25,237	17,731	45,854
Total closing revenue	5,120,110	4,482,120	3,650,483
Cost of home closings	(3,676,496)	(3,483,981)	(2,923,969)
Cost of land closings	(26,320)	(38,525)	(46,899)
Total cost of closings	(3,702,816)	(3,522,506)	(2,970,868)
Home closing gross profit	1,418,377	980,408	680,660
Land closing gross loss	(1,083)	(20,794)	(1,045)
Total closing gross profit	1,417,294	959,614	679,615
Financial Services:
Revenue	21,207	19,097	16,461
Expense	(9,182)	(7,797)	(6,781)
Earnings from financial services unconsolidated entities and other, net	6,009	5,088	10,899
Financial services profit	18,034	16,388	20,579
Commissions and other sales costs	(285,403)	(287,901)	(246,728)
General and administrative expenses	(181,449)	(159,020)	(146,093)
Interest expense	(318)	(2,177)	(8,370)
Other income, net	4,864	6,662	9,577
Loss on early extinguishment of debt	(18,188)	—	(5,635)
Earnings before income taxes	954,834	533,566	302,945
Provision for income taxes	(217,390)	(110,091)	(53,282)
Net earnings	$737,444	$423,475	$249,663
Earnings per common share:
Basic	$19.61	$11.23	$6.55
Diluted	$19.29	$11.00	$6.42
Weighted average number of shares:
Basic	37,610	37,718	38,100
Diluted	38,233	38,484	38,891
See accompanying notes to consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Years Ended December 31, 2021, 2020 and 2019
	(In thousands)
	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance at January 1, 2019	38,073	$381	$501,781	$1,218,593	$1,720,755
Net earnings	—	—	—	249,663	249,663
Issuance of stock	435	4	(4)	—	—
Equity award compensation expense	—	—	19,607	—	19,607
Share repurchases	(309)	(3)	(16,032)	—	(16,035)
Balance at December 31, 2019	38,199	382	505,352	1,468,256	1,973,990
Net earnings	—	—	—	423,475	423,475
Issuance of stock	413	4	(4)	—	—
Equity award compensation expense	—	—	19,995	—	19,995
Share repurchases	(1,100)	(11)	(69,581)	—	(69,592)
Balance at December 31, 2020	37,512	375	455,762	1,891,731	2,347,868
Net earnings	—	—	—	737,444	737,444
Issuance of stock	468	4	(4)	—	—
Equity award compensation expense	—	—	20,069	—	20,069
Share repurchases	(639)	(6)	(60,986)	—	(60,992)
Balance at December 31, 2021	37,341	$373	$414,841	$2,629,175	$3,044,389

See accompanying notes to consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
Cash flows from operating activities:
Net earnings	$737,444	$423,475	$249,663
Adjustments to reconcile net earnings to net cash (used in)/provided by operating activities:
Depreciation and amortization	26,245	31,052	27,923
Stock-based compensation	20,069	19,995	19,607
Loss on early extinguishment of debt	18,188	—	5,635
Equity in earnings from unconsolidated entities	(4,657)	(4,496)	(11,945)
Distributions of earnings from unconsolidated entities	4,951	3,594	13,438
Other	(2,911)	14,406	9,273
Changes in assets and liabilities:
(Increase)/decrease in real estate	(948,055)	(40,089)	3,621
(Increase)/decrease in deposits on real estate under option or contract	(31,946)	(9,477)	453
(Increase)/decrease in receivables, prepaids and other assets	(65,114)	2,130	(9,112)
Increase in accounts payable and accrued liabilities	76,158	88,942	42,654
Increase/(decrease) in home sale deposits	17,536	828	(4,390)
Net cash (used in)/provided by operating activities	(152,092)	530,360	346,820
Cash flows from investing activities:
Investments in unconsolidated entities	(1,708)	(5)	(1,113)
Distributions of capital from unconsolidated entities	—	1,000	11,550
Purchases of property and equipment	(25,664)	(19,932)	(24,385)
Proceeds from sales of property and equipment	551	703	459
Maturities/sales of investments and securities	2,795	2,489	754
Payments to purchase investments and securities	(2,795)	(2,489)	(754)
Net cash used in investing activities	(26,821)	(18,234)	(13,489)
Cash flows from financing activities:
Repayment of loans payable and other borrowings	(13,589)	(16,379)	(3,676)
Repayment of senior notes	(317,690)	—	(305,620)
Proceeds from issuance of senior notes	450,000	—	—
Payment of debt issuance costs	(6,102)	—	—
Repurchase of shares	(60,992)	(69,592)	(16,035)
Net cash provided by/(used in) financing activities	51,627	(85,971)	(325,331)
Net (decrease)/increase in cash and cash equivalents	(127,286)	426,155	8,000
Cash and cash equivalents, beginning of year	745,621	319,466	311,466
Cash and cash equivalents, end of year	$618,335	$745,621	$319,466
See Supplemental Disclosure of Cash Flow Information in Note 13.
See accompanying notes to consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019

NOTE 1 — BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization. Meritage Homes Corporation ("Meritage Homes") is a leading designer and builder of single-family homes. We primarily build in historically high-growth regions of the United States and offer a variety of entry-level and first move-up homes. We have homebuilding operations in three regions: West, Central and East, which are comprised of nine states: Arizona, California, Colorado, Texas, Florida, Georgia, North Carolina, South Carolina and Tennessee. These three regions are our principal homebuilding reporting segments. We also operate a financial services reporting segment. In this segment, we offer title and escrow, mortgage, and insurance services. Carefree Title Agency, Inc. ("Carefree Title"), our wholly-owned title company, provides title insurance and closing/settlement services to our homebuyers. Managing our own title operations allows us greater control over the entire escrow and closing cycles in addition to generating additional revenue. Meritage Homes Insurance Agency (“Meritage Insurance”), our wholly-owned insurance broker, works in collaboration with insurance companies nationwide to offer homeowners insurance and other insurance products to our homebuyers. Our financial services operations also provides mortgage services to our homebuyers through an unconsolidated joint venture.
We commenced our homebuilding operations in 1985 through our predecessor company known as Monterey Homes. Meritage Homes Corporation was incorporated in the state of Maryland in 1988 under the name of Homeplex Mortgage Investments Corporation and merged with Monterey Homes in 1996, at which time our name was changed to Monterey Homes Corporation and later ultimately to Meritage Homes Corporation. Since that time, we have engaged in homebuilding and related activities. Meritage Homes Corporation operates as a holding company and has no independent assets or operations. Its homebuilding construction, development and sales activities are conducted through its subsidiaries. Our homebuilding activities are conducted under the name of Meritage Homes in each of our homebuilding markets. At December 31, 2021, we were actively selling homes in 259 communities, with base prices ranging from approximately $214,000 to $962,000.
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
Cash and Cash Equivalents. Liquid investments with an initial maturity of three months or less are classified as cash equivalents. Amounts in transit from title companies or closing agents for home closings of approximately $95.4 million and $61.3 million are included in cash and cash equivalents at December 31, 2021 and 2020, respectively.

Real Estate. Real estate inventory is stated at cost unless the community or land is determined to be impaired, at which point the inventory is written down to fair value as required by Accounting Standards Codification (“ASC”) 360-10, Property, Plant and Equipment ("ASC 360-10"). Inventory includes the costs of land acquisition, land development and home construction, capitalized interest, real estate taxes, and direct overhead costs incurred during development and home construction that benefit the entire community, less impairments, if any. Land and development costs are typically allocated and transferred to homes when home construction begins. Home construction costs are accumulated on a per-home basis, while selling and marketing costs are expensed as incurred. Cost of home closings includes the specific construction costs of the home and all related allocated land acquisition, land development and other common costs (both incurred and estimated to be incurred) that are allocated based upon the total number of homes expected to be closed in each community or phase. Any changes to the estimated total development costs of a community or phase are allocated to the remaining homes in that community or phase. When a home closes, we may have incurred costs for goods and services that have not yet been paid. We accrue a liability to capture such obligations in connection with the home closing which is charged directly to cost of sales.
We capitalize qualifying interest to inventory during the development and construction periods. Capitalized interest is included in cost of closings when the related inventory is closed. Included within our real estate inventory is land held for development and land held for sale. Land held for development primarily represents land and land development costs related to land where development activity is not currently underway but is expected to begin in the future. For these parcels, we have chosen not to currently develop certain land holdings as they typically represent a portion or phases of a larger land parcel that we plan to build out over several years. We do not capitalize interest for these inactive assets, and all ongoing costs of land ownership (i.e. property taxes, homeowner association dues, etc.) are expensed as incurred.

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

Typically, a community's life cycle ranges from three to five years, commencing with the acquisition of the land, continuing through the land development phase, if applicable, and concluding with the sale, construction and closing of the homes. Actual community lives will vary based on the size of the community, the orders absorption rates and whether the land purchased was raw, partially-developed or in finished status. Master-planned communities encompassing several phases and super-block land parcels may have significantly longer lives and projects involving smaller finished lot purchases may be significantly shorter.

All of our land inventory and related real estate assets are periodically reviewed for recoverability when certain criteria are met, but at least annually, as our inventory is considered “long-lived” in accordance with GAAP. If the undiscounted cash flows expected to be generated by an asset are lower than its carrying amount, impairment charges are recorded to write down the asset to its estimated fair value. Our determination of fair value is based on projections and estimates. Changes in these expectations may lead to a change in the outcome of our impairment analysis, and actual results may also differ from our assumptions. We conduct an analysis if indicators of a decline in value of our land and real estate assets exists. If an asset is deemed to be impaired, the impairment recognized is measured as the amount by which the assets' carrying amount exceeds their fair value. The impairment of a community is allocated to each lot on a straight-line basis. See Note 2 for additional information related to real estate and impairments.

Deposits. Deposits paid related to land option and purchase contracts are recorded and classified as Deposits on real estate under option or contract until the related land is purchased. Deposits are reclassified as a component of real estate inventory at the time the deposit is used to offset the acquisition price of the land based on the terms of the underlying agreements. To the extent they are non-refundable, deposits are charged to expense if the land acquisition is terminated or no longer considered probable. Since our acquisition contracts typically do not require specific performance, we do not consider such contracts to be contractual obligations to purchase the land and our total exposure under such contracts is limited to the loss of any nonrefundable deposits and any ancillary capitalized costs. Our Deposits on real estate under option or contract were $90.7 million and $59.5 million as of December 31, 2021 and December 31, 2020, respectively.

Goodwill. In accordance with ASC 350, Intangibles, Goodwill and Other ("ASC 350"), we analyze goodwill on an annual basis (or whenever indication of impairment exists) through a qualitative assessment to determine whether it is necessary to perform a goodwill impairment test. ASC 350 states that an entity may assess qualitative factors to determine whether it is necessary to perform a goodwill impairment test. Such qualitative factors include: (1) macroeconomic conditions, such as a deterioration in general economic conditions, (2) industry and market considerations such as deterioration in the environment in which the entity operates, (3) cost factors such as increases in raw materials, labor costs, etc., and (4) overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings. If the qualitative analysis determines that additional impairment testing is required, a two-step impairment test in accordance with ASC 350 would be initiated. We continually evaluate our qualitative inputs to assess whether events and circumstances have occurred that indicate the goodwill balance may not be recoverable. See Note 10 for additional information on our goodwill assets.

Property and Equipment, net. Property and equipment, net consists of computer and office equipment, model home furnishings and capitalized sales office costs. Depreciation is generally calculated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Depreciation expense was $15.3 million, $18.9 million, and $17.3 million for the years ended December 31, 2021, 2020 and 2019, respectively. Maintenance and repair costs are expensed as incurred. At December 31, 2021 and 2020, property and equipment, net consisted of the following (in thousands):

	At December 31,
	2021	2020
Computer and office equipment	$62,806	$59,407
Model home furnishings and capitalized sales office costs	61,112	76,398
Gross property and equipment	123,918	135,805
Accumulated depreciation	(86,578)	(96,872)
Total	$37,340	$38,933

Deferred Costs. At December 31, 2021 and 2020, deferred costs representing debt issuance costs related to our Credit Facility of approximately $3.6 million and $4.7 million, net of accumulated amortization, are included on our consolidated balance sheets within Prepaids, other assets and goodwill. The costs are primarily amortized to interest expense using the straight line method which approximates the effective interest method. See Note 7 for additional information related to net debt issuance costs associated with our senior notes.
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

Accrued Liabilities. Accrued liabilities at December 31, 2021 and 2020 consisted of the following (in thousands):

	At December 31,
	2021	2020
Accruals related to real estate development and construction activities	$115,214	$92,701
Payroll and other benefits	102,773	88,337
Accrued interest	5,556	8,457
Accrued taxes	37,297	34,373
Warranty reserves	26,264	23,743
Lease liabilities (1)	26,171	28,254
Other accruals	24,002	20,256
Total	$337,277	$296,121
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

Home sale contract assets consist of cash from home closings that are in transit from title companies, which are considered cash in transit and are classified as cash on our accompanying consolidated balance sheets. See "Cash and Cash Equivalents" in this Note 1 for further information. Contract liabilities include home sale deposit liabilities related to sold but unclosed homes, and are classified as Home sale deposits in our accompanying consolidated balance sheets. Substantially all of our home sales are scheduled to close and be recorded as revenue within one year from the date of receiving a customer deposit. Revenue expected to be recognized in any future year related to remaining performance obligations (if any) and contract liabilities expected to be recognized as revenue, excluding revenue pertaining to contracts that have an original expected duration of one year or less, is not material. Revenue from financial services includes estimated future insurance policy renewal commissions as our performance obligations are satisfied upon issuance of the initial policy with a third-party broker. The related contract assets for these estimated future renewal commissions are not material at December 31, 2021 and 2020. Our three sources of revenue are disaggregated by type in the accompanying consolidated income statements.
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
We recognize interest and penalties related to unrecognized tax benefits within Provision for income taxes in the accompanying consolidated income statements. Accrued interest and penalties are included within Accrued liabilities in the accompanying consolidated balance sheets. See Note 12 for additional information related to income taxes.
Advertising Costs. We expense advertising costs as they are incurred. Advertising expense was approximately $8.2 million, $10.5 million and $14.6 million in fiscal 2021, 2020 and 2019, respectively.
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

401(k) Retirement Plan. We have a 401(k) plan for all full-time Meritage employees. We match portions of employees’ voluntary contributions, and contributed to the plan approximately $5.3 million, $4.7 million and $4.1 million for the years ended 2021, 2020 and 2019, respectively.

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

	At December 31,
	2021		2020
	Outstanding	Estimated work remaining to complete (unaudited)	Outstanding	Estimated work remaining to complete (unaudited)
Sureties:
Sureties related to owned projects and lots under contract	620,297	352,152	478,788	216,708
Total Sureties	$620,297	$352,152	$478,788	$216,708
Letters of Credit (“LOCs”):
LOCs for land development	57,396	N/A	93,661	N/A
LOCs for general corporate operations	5,000	N/A	3,750	N/A
Total LOCs	$62,396	N/A	$97,411	N/A

Warranty Reserves. We provide home purchasers with limited warranties against certain building defects and have certain obligations related to those post-construction warranties for closed homes. The specific terms and conditions of these limited warranties vary by state, but overall the nature of the warranties include a complete workmanship and materials warranty for the first year after the close of the home, a major mechanical warranty for two years after the close of the home and a structural warranty that typically extends up to 10 years after the close of the home. With the assistance of an actuary, we have estimated these reserves for the structural warranty based on the number of homes still under warranty and historical data and trends for our communities. We may use industry data with respect to similar product types and geographic areas in markets where our experience is incomplete to draw a meaningful conclusion. We regularly review our warranty reserves and adjust them, as necessary, to reflect changes in trends as information becomes available. Based on such reviews of warranty costs incurred, we did not adjust the warranty reserve balance in the twelve months ended December 31, 2021 and 2020. Included in the warranty reserve balances at December 31, 2021 and December 31, 2020 reflected in the table below are case-specific reserves for warranty matters, as discussed in Note 16.
A summary of changes in our warranty reserves follows (in thousands):

	Years Ended December 31,
	2021	2020
Balance, beginning of year	$23,743	$22,015
Additions to reserve from new home deliveries	17,883	18,503
Warranty claims	(15,362)	(16,775)
Adjustments to pre-existing reserves	—	—
Balance, end of year	$26,264	$23,743

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

NOTE 2 — REAL ESTATE AND CAPITALIZED INTEREST
Real estate consists of the following (in thousands):

	At December 31,
	2021	2020
Homes under contract under construction (1)	$1,039,822	$873,365
Unsold homes, completed and under construction (1)	484,999	357,861
Model homes (1)	81,049	82,502
Finished home sites and home sites under development (2) (3)	2,128,538	1,464,311
	$3,734,408	$2,778,039

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
(3)Includes land held for sale of $62.1 million and $72.7 million as of December 31, 2021 and 2020, respectively.

As previously noted, in accordance with ASC 360-10, each of our land inventory and related real estate assets is reviewed for recoverability when certain criteria are met, but at least annually, as our inventory is considered “long-lived” in accordance with GAAP. ASC 360-10 requires impairment charges to be recorded if the asset is not deemed recoverable and the fair value of such assets is less than their carrying amounts. Our determination of fair value is based on projections and estimates. We also evaluate alternative product offerings in communities where impairment indicators are present and other strategies for the land exist, such as selling or holding the land for sale. We recorded impairment charges of approximately $2.1 million, $24.9 million and $7.3 million for the years ended December 31, 2021, 2020, and 2019 respectively, primarily as a result of upcoming dispositions of certain assets that no longer fit our strategy of entry-level and first move-up communities.
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

	Years Ended December 31,
	2021	2020	2019
Capitalized interest, beginning of year	$58,940	$82,014	$88,454
Interest incurred	62,836	66,289	83,856
Interest expensed	(318)	(2,177)	(8,370)
Interest amortized to cost of home and land closings	(65,205)	(87,186)	(81,926)
Capitalized interest, end of year (1)	$56,253	$58,940	$82,014

(1)Approximately $208,000, $217,000 and $279,000 of the capitalized interest is related to our joint venture investments and is a component of Investments in unconsolidated entities in our consolidated balance sheets as of December 31, 2021, 2020 and 2019, respectively.

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
Based on the provisions of the relevant accounting guidance, we have concluded that when we enter into an option or purchase agreement to acquire land or lots from an entity, a variable interest entity, or “VIE”, may be created. We evaluate all option and purchase agreements and amendments for land to determine whether they are a VIE. ASC 810, Consolidation, requires that for each VIE, we assess whether we are the primary beneficiary and, if we are, we consolidate the VIE in our financial statements and reflect such assets and liabilities as Real estate not owned and Liabilities related to real estate not owned, respectively. The liabilities related to consolidated VIEs are generally excluded from our debt covenant calculations.
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

The table below presents a summary of our lots under option that are not recorded on the balance sheet at December 31, 2021 (dollars in thousands):

	Projected Number of Lots (unaudited)	Purchase Price (unaudited)	Option/ Earnest Money Deposits–Cash
Purchase and option contracts recorded on balance sheet as Real estate not owned (1)	1	$8,011	$801
Option contracts — non-refundable deposits, committed (2)	11,983	653,847	55,400
Purchase contracts — non-refundable deposits, committed (2)	12,963	330,696	25,888
Purchase and option contracts —refundable deposits, committed	1,548	42,650	596
Total committed	26,495	1,035,204	82,685
Purchase and option contracts — refundable deposits, uncommitted (3)	25,534	775,276	8,795
Total lots under contract or option	52,029	$1,810,480	$91,480
Total purchase and option contracts not recorded on balance sheet (4)	52,028	$1,802,469	$90,679	(5)

(1)Real estate not owned represents a single parcel of land intended for multi-family housing that, once purchased, the Company intends to sell.
(2)Deposits are non-refundable except if certain contractual conditions are not performed by the selling party.
(3)Deposits are refundable at our sole discretion. We have not completed our acquisition evaluation process and we have not internally committed to purchase these lots.
(4)Except for our specific performance contracts recorded on our balance sheet as Real estate not owned (if any), none of our purchase or option contracts require us to purchase lots.
(5)Amount is reflected in our consolidated balance sheets in the line item “Deposits on real estate under option or contract” as of December 31, 2021.
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
Our lease population at December 31, 2021 is comprised of operating leases where we are the lessee and these leases are primarily real estate for office space for our corporate office, division offices and design centers, in addition to leases of certain equipment. As allowed by ASC 842, we adopted an accounting policy election to not record leases with lease terms of twelve months or less on the consolidated balance sheets.
Lease cost included in our consolidated income statements in General and administrative expenses and Commissions and other sales costs is in the table below (in thousands). Our short-term lease costs and sublease income are de minimis.

	Years Ended December 31,
	2021	2020
Operating lease expense	$7,613	$7,657
Non-cash lease expense	$6,342	$6,037
Cash payments on lease liabilities	$9,065	$9,013
ROU assets obtained in exchange for new operating lease obligations	$5,756	$1,364
ROU assets are classified within Prepaids, other assets and goodwill on our consolidated balance sheets, while lease liabilities are classified within Accrued liabilities on our consolidated balance sheets. The following table contains additional information about our leases (dollars in thousands):

	At December 31,
	2021	2020
ROU assets	$21,038	$21,624
Lease liabilities	$26,171	$28,254
Weighted-average remaining lease term	4.1 years	4.0 years
Weighted-average discount rate (incremental borrowing rate)	4.76%	4.54%

Maturities of our operating lease liabilities as of December 31, 2021 are as follows (in thousands):

Year ended December 31,
2021	$9,009
2022	7,505
2023	4,633
2024	3,408
2025	2,187
Thereafter	2,114
Total payments	28,856
Less: imputed interest	(2,685)
Present value of lease liabilities	$26,171

NOTE 5 - INVESTMENTS IN UNCONSOLIDATED ENTITIES
We may enter into joint ventures as a means of accessing larger parcels of land, expanding our market opportunities, managing our risk profile, optimizing deal structure for the impacted parties and leveraging our capital base. While purchasing land through a joint venture can be beneficial, currently we do not view joint ventures as critical to the success of our homebuilding operations. Our joint venture partners generally are other homebuilders, land sellers or other real estate investors. We generally do not have a controlling interest in these ventures, which means our joint venture partners could cause the venture to take actions we disagree with, or fail to take actions we believe should be undertaken, including the sale of the underlying property to repay debt or recoup all or part of the partners' investments. Based on the structure of these joint ventures, they may or may not be consolidated into our results. As of December 31, 2021, we had two active equity-method land ventures and one mortgage joint venture, which is engaged in mortgage activities and primarily provides services to our homebuyers.

Summarized condensed combined financial information related to unconsolidated joint ventures that are accounted for using the equity method was as follows (in thousands):

	At December 31,
	2021	2020
Assets:
Cash	$7,983	$4,656
Real estate	7,989	5,745
Other assets	3,903	5,118
Total assets	$19,875	$15,519
Liabilities and equity:
Accounts payable and other liabilities	$7,899	$5,588
Equity of:
Meritage (1)	4,752	5,330
Other	7,224	4,601
Total liabilities and equity	$19,875	$15,519

	Years Ended December 31,
	2021	2020	2019
Revenue	$41,929	$39,823	$53,841
Costs and expenses	(34,693)	(31,918)	(31,375)
Net earnings of unconsolidated entities	$7,236	$7,905	$22,466
Meritage’s share of pre-tax earnings (1) (2)	$4,667	$4,559	$11,945

(1)Balance represents Meritage’s interest, as reflected in the financial records of the respective joint ventures. This balance may differ from the balance reported in our consolidated financial statements due to the following reconciling items: (i) timing differences for revenue and distributions recognition, (ii) step-up basis and corresponding amortization, (iii) capitalization of interest on qualified assets, (iv) income deferrals as discussed in Note (2) below and (v) the cessation of allocation of losses from joint ventures in which we have previously written down our investment balance to zero and where we have no commitment to fund additional losses. As discussed in Note 2 to these consolidated financial statements, the balances above do not include $208,000, $217,000 and $279,000 of capitalized interest that is a component of our investment balances at December 31, 2021, 2020 and 2019, respectively.
(2)Our share of pre-tax earnings is recorded in Earnings from financial services unconsolidated entities and other, net or Other income, net, as applicable, on our consolidated income statements and excludes joint venture profit related to lots we purchased from the joint ventures. Such profit is deferred until homes are delivered by us and title passes to a homebuyer.

Our total investment in all of these joint ventures is $5.8 million as of December 31, 2021. We believe these ventures are in compliance with their respective debt agreements, if applicable, and such debt is non-recourse to us.

NOTE 6 — LOANS PAYABLE AND OTHER BORROWINGS
Loans payable and other borrowings consist of the following (in thousands):

	At December 31,
	2021	2020
Other borrowings, real estate note payable (1)	$17,552	$23,094
$780.0 million unsecured revolving credit facility	—	—
Total	$17,552	$23,094
(1)Reflects balance of non-recourse notes payable in connection with land purchases.

The Company entered into an amended and restated unsecured revolving credit facility ("Credit Facility") in 2014 that has been amended from time to time. In December 2021, the Credit Facility was amended to extend the maturity date to December

22, 2026 and replace LIBOR as the benchmark interest rate with the Secured Overnight Financing Rate ("SOFR") as described below. The Credit Facility's aggregate commitment is $780.0 million with an accordion feature permitting the size of the facility to increase to a maximum of $880.0 million, subject to certain conditions, including the availability of additional bank commitments. Borrowings under the Credit Facility bear interest at the Company's option, at either (1) term SOFR (based on 1, 3, or 6 month interest periods, as selected by the Company) plus a 10 basis point adjustment plus an applicable margin (ranging from 125 basis points to 175 basis points (the "applicable margin")) based on the Company's leverage ratio as determined in accordance with a pricing grid, (2) the higher of (i) the prime lending rate, (ii) an overnight bank rate plus 50 basis points and (3) term SOFR (based on a 1 month interest period) plus a 10 basis point adjustment plus 1%, in each case plus a margin ranging from 25 basis points to 75 basis points based on the Company's leverage in accordance with a pricing grid, or (iii) daily simple SOFR plus a 10 basis point adjustment plus the applicable margin. At December 31, 2021, the interest rate on outstanding borrowings under the Credit Facility would have been 1.40% per annum. We are obligated to pay a fee on the undrawn portion of the Credit Facility at a rate equal to the applicable margin then in effect.

The Credit Facility also contains certain financial covenants, including (a) a minimum tangible net worth requirement of $1.9 billion (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings), and (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 60%. In addition, we are required to maintain either (i) an interest coverage ratio (EBITDA to interest expense, as defined therein) of at least 1.50 to 1.00 or (ii) liquidity (as defined therein) of an amount not less than our consolidated interest incurred during the trailing 12 months. We were in compliance with all Credit Facility covenants as of December 31, 2021.

We had no outstanding borrowings under the Credit Facility as of December 31, 2021 and December 31, 2020. During the twelve months ended December 31, 2021, we had no gross borrowings or repayments. During the twelve months ended December 31, 2020 and 2019, we had $500.0 million and $90.0 million of gross borrowings and repayments, respectively. As of December 31, 2021 we had outstanding letters of credit issued under the Credit Facility totaling $62.4 million, leaving $717.6 million available under the Credit Facility to be drawn.

NOTE 7 — SENIOR NOTES, NET
Senior notes, net consist of the following (in thousands):

	At December 31,
	2021	2020
7.00% senior notes due 2022	$—	$300,000
6.00% senior notes due 2025. At December 31, 2021 and December 31, 2020 there was approximately $2,795 and $3,614 in net unamortized premium, respectively. (1)	402,795	403,614
5.125% senior notes due 2027	300,000	300,000
3.875% senior notes due 2029	450,000	—
Net debt issuance costs	(10,309)	(6,623)
Total	$1,142,486	$996,991

(1)$200.0 million of the total $400.0 million of 6.00% Senior Notes due 2025 outstanding at December 31, 2021 was issued at par and had no unamortized premium.
The indentures for all of our senior notes contain non-financial covenants including, among others, limitations on the amount of secured debt we may incur, and limitations on sale and leaseback transactions and mergers. We were in compliance with all such covenants as of December 31, 2021.
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

In April 2012, we completed an offering of $300.0 million aggregate principal amount of 7.00% Senior Notes due 2022 (the "2022 Notes").
In June 2015, we completed an offering of $200.0 million aggregate principal amount of 6.00% Senior Notes due 2025 (the "2025 Notes"). The 2025 Notes were issued at par, and the proceeds were used for general corporate obligations and future land spend. In March 2018, the Company completed an offering of $200.0 million aggregate principal amount of additional 2025 Notes (the "Additional Notes"). The Additional Notes were issued as an add-on to the existing 2025 Notes that were issued in June 2015 which resulted in a combined $400.0 million aggregate principal amount of 6.00% Senior Notes due 2025 outstanding as of December 31, 2021. The Additional Notes were issued at a premium of 103% of the principal amount.
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
In April 2021, we completed an offering of $450.0 million aggregate principal amount of 3.875% Senior Notes due 2029. We used a portion of the net proceeds from this offering to redeem all $300.0 million aggregate principal outstanding of the 2022 Notes, incurring $18.2 million in early debt extinguishment during the year ended December 31, 2021, reflected as Loss on early extinguishment of debt in the accompanying unaudited consolidated income statements.
Scheduled principal maturities of our senior and notes as of December 31, 2021 follow (in thousands):

Year Ended December 31,
2022	$—
2023	—
2024	—
2025	400,000
2026	—
Thereafter	750,000
Total	$1,150,000

NOTE 8 — FAIR VALUE DISCLOSURES
ASC 820-10, Fair Value Measurement, defines fair value, establishes a framework for measuring fair value and addresses required disclosures about fair value measurements. This standard establishes a three-level hierarchy for fair value measurements based upon the significant inputs used to determine fair value. Observable inputs are those which are obtained from market participants external to the Company while unobservable inputs are generally developed internally, utilizing management’s estimates, assumptions and specific knowledge of the assets/liabilities and related markets. The three levels are defined as follows:

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

Financial Instruments: The fair value of our fixed-rate debt is derived from quoted market prices by independent dealers (Level 2 inputs as per the discussion above) and is as follows (in thousands):

	At December 31,
	2021		2020
	Aggregate Principal	Estimated Fair Value	Aggregate Principal	Estimated Fair Value
7.00% senior notes	$—	$—	$300,000	$319,758
6.00% senior notes	$400,000	$446,520	$400,000	$451,913
5.125% senior notes	$300,000	$329,640	$300,000	$333,328
3.875% senior notes	$450,000	$472,500	$—	$—

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
Non-Financial Instruments: Our Real estate assets are Level 3 instruments that are required to be recorded at fair value on non-recurring basis when events and circumstances indicate that the carrying value may not be recoverable. Refer to Notes 1 and 2 for information regarding the valuation of these assets. Our Real estate assets measured at fair value are as follows (in thousands):

	Year Ended December 31,
	2021	2020
Description:
Initial basis of long-lived real estate assets	$7,369	$71,769
Impairments	$2,115	$24,852
Adjusted basis of long-lived real estate assets	$5,254	$46,917

At December 31, 2021 and 2020, we remeasured these assets at fair value because of a decision to sell certain assets that are no longer aligned with our strategy to focus on first-time and first move-up homebuyers. The non-recurring fair values included in the table above represent only those assets whose carrying values were adjusted to fair value as of the respective balance sheet dates.

NOTE 9 — EARNINGS PER SHARE
Basic and diluted earnings per common share were calculated as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2021	2020	2019
Basic weighted average number of shares outstanding	37,610	37,718	38,100
Effect of dilutive securities:
Unvested restricted stock	623	766	791
Diluted average shares outstanding	38,233	38,484	38,891
Net earnings	$737,444	$423,475	$249,663
Basic earnings per share	$19.61	$11.23	$6.55
Diluted earnings per share	$19.29	$11.00	$6.42

NOTE 10 — ACQUISITIONS AND GOODWILL
Goodwill. In prior years, we have entered new markets through the acquisition of the homebuilding assets and operations of local/regional homebuilders in Georgia, South Carolina and Tennessee. As a result of these transaction, we recorded approximately $33.0 million of goodwill. Goodwill represents the excess purchase price of our acquisitions over the fair value of the net assets acquired. Our acquisitions were recorded in accordance with ASC 805, Business Combinations and ASC 820, using the acquisition method of accounting. The purchase price for acquisitions was allocated based on estimated fair value of the assets and liabilities at the date of the acquisition. The combined excess purchase price of our acquisitions over the fair value of the net assets is classified as goodwill and is included in our consolidated balance sheets in Prepaids, other assets and goodwill. In accordance with ASC 350, we assess the recoverability of goodwill annually, or more frequently, if impairment indicators are present.
A summary of the carrying amount of goodwill follows (in thousands):

	West	Central	East	Financial Services	Corporate	Total
Balance at January 1, 2020	$—	$—	$32,962	$—	$—	$32,962
Additions	—	—	—	—	—	—
Balance at December 31, 2020	—	—	32,962	—	—	32,962
Additions	—	—	—	—	—	—
Balance at December 31, 2021	$—	$—	$32,962	$—	$—	$32,962

NOTE 11 — STOCK BASED AND DEFERRED COMPENSATION
We have a stock compensation plan, the Meritage Homes Corporation 2018 Stock Incentive Plan (the “2018 Plan"), that was approved by our Board of Directors and our stockholders and adopted in May 2018. The 2018 Plan is administered by our
Board of Directors and allows for the grant of stock appreciation rights, restricted stock awards, restricted stock units, performance share awards and performance-based awards in addition to non-qualified and incentive stock options. All available shares from expired, terminated, or forfeited awards that remained under prior plans were merged into and became available for grant under the 2018 Plan. The 2018 Plan authorizes awards to officers, key employees, non-employee directors and consultants. The 2018 Plan authorizes 6,600,000 shares of stock to be awarded, of which 1,047,626 shares remain available for grant at December 31, 2021. We believe that such awards provide a means of performance-based compensation to attract and retain qualified employees and better align the interests of our employees with those of our stockholders. Non-vested stock awards are usually granted with a five-year ratable vesting period for employees, a three-year cliff vesting for both non-vested stock and performance-based awards granted to senior executive officers and either a three-year cliff vesting or one-year vesting for non-employee directors, dependent on their start date.

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

	Nonvested Restricted Share Activity (time-based)	Weighted Average Grant Date Fair Value	Nonvested Restricted Share Activity (performance- based)	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2019	923,290	$38.25	378,455	$38.77
Granted (1)	385,328	44.46	115,191	40.46
Vested (Earned/Released)	(347,555)	37.15	(87,737)	34.39
Forfeited (2)	(126,443)	40.45	—	—
Outstanding as of December 31, 2019	834,620	41.25	405,909	40.20
Granted (3)	225,593	72.51	80,193	61.06
Vested (Earned/Released)	(234,842)	38.80	(178,174)	34.10
Forfeited (2)	(34,754)	46.31	—	—
Outstanding at December 31, 2020	790,617	50.67	307,928	49.16
Granted (4)	226,936	85.19	86,384	65.91
Vested (Earned/Released)	(264,513)	46.09	(203,561)	44.92
Forfeited (2)	(60,511)	60.96	—	—
Outstanding at December 31, 2021	692,529	$62.94	190,751	$61.68

(1)Performance-based shares granted for the year ended December 31, 2019 includes 21,039 shares that were issued as a result of the performance achievement exceeding the performance targets related to grants to our executive officers for the year ended December 31, 2016. These shares vested in March 2019.
(2)Forfeitures on time-based nonvested shares are a result of terminations of employment, while forfeitures on performance-based nonvested shares are the result of failing to attain certain goals as outlined in our executive officers' compensation agreements.
(3)Performance-based shares granted for the year ended December 31, 2020 includes 24,054 shares that were issued as a result of the performance achievement exceeding the performance targets related to grants to our executive officers for the year ended December 31, 2017. These shares vested in February 2020.
(4)Performance-based shares granted for the year ended December 31, 2021 includes 37,425 shares that were issued as a result of the performance achievement exceeding the performance targets related to grants to our executive officers for the year ended December 31, 2018. These shares vested in March 2021. Performance-based shares granted for the year ended December 31, 2021 also includes 1,670 shares and 696 shares that were issued to our General Counsel, who retired on December 15, 2021, as a result of the performance achievement exceeding the performance targets related to grants to our executive officers for the years ended December 31, 2019 and 2018, respectively. These shares vested in December 2021 in accordance with his employment agreement.

Compensation cost related to time-based restricted stock awards is measured as of the closing price on the date of grant and is expensed, less forfeitures, on a straight-line basis over the vesting period of the award. Compensation cost related to performance-based restricted stock awards is also measured as of the closing price on the date of grant but is expensed in accordance with ASC 718-10-25-20, Compensation - Stock Compensation ("ASC 718"), which requires an assessment of probability of attainment of the performance target. As our performance targets are dependent on performance over a specified measurement period, once we determine that the performance target outcome is probable, the cumulative expense is recorded immediately with the remaining expense recorded on a straight-line basis through the end of the award vesting period. A portion of the performance-based restricted stock awards granted to our executive officers contain market conditions as defined by ASC 718. ASC 718 requires that compensation expense for stock awards with market conditions be expensed based on a derived grant date fair value and expensed over the service period. We engage a third party to perform a valuation analysis on the awards containing market conditions and our associated expense with those awards is based on the derived fair value from that analysis and is being expensed straight line over the service period of the awards. Below is a summary of compensation expense and stock award activity (in thousands):

	Years Ended December 31,
	2021	2020	2019
Stock-based compensation expense	$20,069	$19,995	$19,607

The following table includes additional information regarding our stock compensation plan (dollars in thousands):

	At December 31,
	2021	2020
Unrecognized stock-based compensation cost	$25,007	$22,687
Weighted average years expense recognition period	1.97	2.01
Total equity awards outstanding (1)	883,280	1,098,545
(1) Includes unvested restricted stock awards, restricted stock units and performance-based awards (assuming 100%/target payout).
We also offer a non-qualified deferred compensation plan ("deferred compensation plan") to highly compensated employees in order to allow them additional pre-tax income deferrals above and beyond the limits that qualified plans, such as 401(k) plans, impose on highly compensated employees. We do not currently offer a contribution match on the deferred compensation plan. All contributions to the plan to date have been funded by the employees and, therefore, we have no associated expense related to the deferred compensation plan for the years ended December 31, 2021, 2020 and 2019, other than minor administrative costs.

NOTE 12 — INCOME TAXES
Components of income tax expense are as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Current taxes:
Federal	$180,469	$99,174	$41,019
State	39,930	21,012	11,644
	220,399	120,186	52,663
Deferred taxes:
Federal	(4,033)	(9,725)	(8)
State	1,024	(370)	627
	(3,009)	(10,095)	619
Total	$217,390	$110,091	$53,282

Income taxes for the years ended December 31, 2021, 2020 and 2019, differ from the expected amounts computed using the federal statutory income tax rate of 21% as a result of the following (in thousands):

	Years Ended December 31,
	2021	2020	2019
Expected taxes at current federal statutory income tax rate	$200,515	$112,049	$63,618
State income taxes, net of federal tax benefit	31,967	16,307	9,999
Federal tax credits	(20,872)	(16,523)	(20,582)
Non-deductible costs and other	5,780	(1,742)	247
Income tax expense	$217,390	$110,091	$53,282
The effective tax rate was 22.8%, 20.6%, and 17.6% for 2021, 2020 and 2019, respectively. The rates in all three years reflect a benefit from the extension of the Internal Revenue Code ("IRC") §45L new energy efficient homes credits, and additional energy tax credits obtained by qualifying more homes in open prior tax years. The rate in 2019 also includes the additional benefit of energy tax credit for the 2018 tax year that was realized in the 2019 tax year due to the retroactive application of the 2019 Act.

Deferred tax assets and liabilities are netted on our balance sheet by tax jurisdiction. Net overall deferred tax assets for all jurisdictions are grouped and included as a separate asset. Net overall deferred tax liabilities for all jurisdictions are grouped and included in Accrued liabilities. At December 31, 2021, we have a net deferred tax asset of $40.7 million. We also have net deferred tax liabilities of $6.1 million. Deferred tax assets and liabilities are comprised of timing differences (in thousands) as follows:

	At December 31,
	2021	2020
Deferred tax assets:
Real estate	$25,960	$18,710
Warranty reserve	6,273	5,588
Wages payable	5,834	7,798
Equity-based compensation	5,465	7,114
Accrued expenses	199	193
Other	7,836	5,498
Total deferred tax assets	51,567	44,901

Deferred tax liabilities:
Goodwill	1,611	879
Prepaids	2,498	1,487
Fixed assets	6,786	6,495
Total deferred tax liabilities	10,895	8,861

Deferred tax assets, net	40,672	36,040
Other deferred tax liabilities - state franchise taxes	6,099	4,476

Net deferred tax assets and liabilities	$34,573	$31,564

At December 31, 2021 and December 31, 2020, we have no unrecognized tax benefits. We believe that our current income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change. Our policy is to accrue interest and penalties on unrecognized tax benefits and include them in federal income tax expense.
We determine our deferred tax assets and liabilities in accordance with ASC 740, Income Taxes ("ASC 740"). We evaluate our deferred tax assets, including the benefit from net operating losses ("NOLs"), by jurisdiction to determine if a valuation allowance is required. Companies must assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. This assessment considers, among other matters, the nature, frequency and severity of cumulative losses, forecasts of future profitability, the length of statutory carry forward periods, experiences with operating losses and experiences of utilizing tax credit carry forwards and tax planning alternatives. We have no valuation allowance on our deferred tax assets and no NOL carryovers at December 31, 2021.
In December of 2019, Congress passed the Taxpayer Certainty and Disaster Tax Relief Act of 2019 as a part of the Further Consolidated Appropriations Act, 2020 (the "2020 Act") which the President signed into law on December 20, 2019. The 2020 Act further extended the availability of the IRC §45L new energy efficient homes credit (the "energy tax credit") through the end of 2020. The Taxpayer Certainty and Disaster Relief Act of 2020, signed into law by the President on December 27, 2020 extended the energy tax credit through the end of 2021. Under ASC 740, the effects of the new legislation are recognized in the period that includes the date of enactment, regardless of the retroactive benefit. In accordance with this guidance, we recorded a tax benefit of $16.9 million during the year ended December 31, 2021 based on our estimate for qualifying new energy efficient homes that we closed in 2021. The estimated tax effected benefit is reflected in our effective tax rate reconciliation as the benefit from federal tax credits. The energy tax credit expired at December 31, 2021, and a benefit for the year-ended December 31, 2022 can only occur with new legislation extending the credit.
Our future deferred tax asset realization depends on sufficient taxable income in the carryforward periods under existing tax laws. Federal NOL carryforwards may be used to offset future taxable income for 20 years. State NOL carryforwards may be used to offset future taxable income for a period of time ranging from 5 to 20 years, depending on the state jurisdiction. At December 31, 2021, we had no remaining un-utilized federal NOL carryforward, federal tax credits, or state NOL carryforwards.
At December 31, 2021, we have a current tax payable of $23.7 million, which consists of current federal and state income tax accruals net of current energy tax credits and estimated tax payments, and is recorded in Accrued liabilities in the accompanying balance sheet. At December 31, 2021, we have no current tax receivables.
We conduct business and are subject to tax in the U.S. both federally and in several states. With few exceptions, we are no longer subject to U.S. federal, state, or local income tax examinations by taxing authorities for years prior to 2017. We have no federal or state income tax examinations being conducted at this time.
The future tax benefits from NOLs, built-in losses, and tax credits would be materially reduced or potentially eliminated if we experience an “ownership change” as defined under IRC §382. Based on our analysis performed as of December 31, 2021, we do not believe that we have experienced an ownership change. As a protective measure, our stockholders held a Special Meeting of Stockholders on February 16, 2009 and approved an amendment to our Articles of Incorporation that restricts certain transfers of our common stock. The amendment is intended to help us avoid an unintended ownership change and thereby preserve the value of any tax benefit for future utilization.

NOTE 13 — SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
The following table presents certain supplemental cash flow information (in thousands):

	Years Ended December 31,
	2021	2020	2019
Cash paid during the year for:
Interest, net of interest capitalized	$(249)	$355	$10,810
Income taxes paid	$221,103	$84,739	$64,658
Non-cash operating activities:
Real estate not owned increase	$8,011	$—	$—
Real estate acquired through notes payable	$8,047	$16,597	$11,721

NOTE 14 — RELATED PARTY TRANSACTIONS
From time to time, in the normal course of business, we have transacted with related or affiliated companies and with certain of our officers and directors. We believe that the terms and fees negotiated for all transactions listed below are no less favorable than those that could be negotiated in arm’s length transactions.
We charter aircraft services from companies that use the private plane of Steven Hilton, our Executive Chairman and former CEO, although Mr. Hilton does not have an ownership interest in the charter companies. Payments made to these charter companies were approximately $535,000, $408,000 and $466,000 for the years ended December 31, 2021, 2020 and 2019, respectively.

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

	Years Ended December 31,
	2021	2020	2019
Homebuilding revenue (1):
West	$1,935,845	$1,800,223	$1,422,516
Central	1,504,481	1,282,339	1,038,052
East	1,679,784	1,399,558	1,189,915
Consolidated total	5,120,110	4,482,120	3,650,483
Homebuilding segment operating income:
West	379,093	213,918	141,435
Central	319,435	185,202	101,686
East	302,487	157,971	87,285
Total homebuilding segment operating income	1,001,015	557,091	330,406
Financial services segment profit	18,034	16,388	20,579
Corporate and unallocated costs (2)	(50,573)	(44,398)	(43,612)
Interest expense	(318)	(2,177)	(8,370)
Other income, net	4,864	6,662	9,577
Loss on early extinguishment of debt	(18,188)	—	(5,635)
Net earnings before income taxes	$954,834	$533,566	$302,945
(1)Homebuilding revenue includes the following land closing revenue, by segment:

	Years Ended December 31,
Land closing revenue:	2021	2020	2019
West	$21,426	$4,974	$12,463
Central	3,799	8,678	4,297
East	12	4,079	29,094
Total	$25,237	$17,731	$45,854

(2)Balance consists primarily of corporate costs and numerous shared service functions such as finance and treasury that are not allocated to the homebuilding or financial services reporting segments.

	At December 31, 2021
	West		Central		East		Financial Services	Corporate and Unallocated		Total
Deposits on real estate under option or contract	$26,687		$11,132		$52,860		$—	$—		$90,679
Real estate	1,571,477		1,076,300		1,086,631		—	—		3,734,408
Investments in unconsolidated entities	87		2,974		1,707		—	996		5,764
Other assets	66,897	(1)	199,791	(2)	102,073	(3)	610	607,311	(4)	976,682
Total assets	$1,665,148		$1,290,197		$1,243,271		$610	$608,307		$4,807,533

(1)Balance consists primarily of cash and cash equivalents, development reimbursements from local municipalities and property and equipment.

(2)Balance consists primarily of cash and cash equivalents, development reimbursements from local municipalities and prepaid expenses and other assets.
(3)Balance consists primarily of cash and cash equivalents, real estate not owned, goodwill, prepaid expenses and other assets and property and equipment.
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

NOTE 16 — COMMITMENTS AND CONTINGENCIES
We are involved in various routine legal and regulatory proceedings, including, without limitation, claims and litigation alleging construction defects. In general, the proceedings are incidental to our business, and most exposure is subject to and should be covered by warranty and indemnity obligations of our consultants and subcontractors. Additionally, some such claims are also covered by insurance. With respect to the majority of pending litigation matters, our ultimate legal and financial responsibility, if any, cannot be estimated with certainty and, in most cases, any potential losses related to these matters are not considered probable. Historically, most disputes regarding warranty claims are resolved prior to litigation. We believe there are no pending legal or warranty matters as of December 31, 2021 that could have a material adverse impact upon our consolidated financial condition, results of operations or cash flows that have not been sufficiently reserved.
As discussed in Note 1 under the heading “Warranty Reserves”, we have case specific reserves within our $26.3 million of total warranty reserves related to alleged stucco defects in certain homes we constructed predominantly between 2006 and 2017 and for water drainage issues in a single community in Florida that we developed in 2016. Our review and handling of these two matters is ongoing and our estimate of and reserves for resolving these matters is based on internal data, our judgment and various assumptions and estimates. Due to the degree of judgment and the potential for variability in our underlying assumptions and data, as we obtain additional information, we may revise our estimate and thus our related reserves. As of December 31, 2021, after considering potential recoveries from the consultants and contractors involved and their insurers and the potential recovery under our general liability insurance policies, we believe our reserves are sufficient to cover the above mentioned matters. See Note 1 for information related to our warranty obligations.
Lease Agreements
See Note 4 for information related to our leases.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None

Item 9A.	Controls and Procedures
In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, we have developed and implemented disclosure controls and procedures. Our management, with the participation of our chief executive officer ("CEO") and chief financial officer ("CFO"), has reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as of December 31, 2021 (the “Evaluation Date”). Based on such evaluation, management has concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective at a reasonable assurance level in ensuring that information that is required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Also, projections of any internal control effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with internal control policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2021. The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Deloitte & Touche LLP, an independent registered accounting firm, as stated in their attestation report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Meritage Homes Corporation:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Meritage Homes Corporation and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 16, 2022, expressed an unqualified opinion on those financial statements.
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

/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona
February 16, 2022

Item 9B.	Other Information

None

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Except as set forth herein, information required in response to this item is incorporated by reference from the information contained in our 2022 Proxy Statement (which will be filed with the Securities and Exchange Commission no later than 120 days following the Company’s fiscal year end (the "2022 Proxy Statement")). The information required by Item 10 regarding our executive officers appears in Part I, Item 1 of this Annual Report as permitted by General Instruction G(3).

Item 11.	Executive Compensation
Information required in response to this item is incorporated by reference to our 2022 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required in response to this item is incorporated by reference to our 2022 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Information required in response to this item is incorporated by reference to our 2022 Proxy Statement.

Item 14.	Principal Accountant Fees and Services
Information required in response to this item is incorporated by reference to our 2022 Proxy Statement.

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

(b)Exhibits

Exhibit Number	Description	Page or Method of Filing
2.1	Agreement and Plan of Reorganization, dated as of September 13, 1996, by and among Homeplex, the Monterey Merging Companies and the Monterey Stockholders	Incorporated by reference to Appendix A of Form S-4 Registration Statement No. 333-15937.

3.1	Restated Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3 of Form 8-K dated June 20, 2002.

3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated September 15, 2004.

3.1.2	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Proxy Statement for the 2006 Annual Meeting of Stockholders.

3.1.3	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix B of Proxy Statement for the 2008 Annual Meeting of Stockholders.

3.1.4	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Definitive Proxy Statement filed with the Securities and Exchange Commission on January 9, 2009.

3.2	Amended and Restated Bylaws of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated November 23, 2021.

4.1	Form of Specimen of Common Stock Certificate	Incorporated by reference to Exhibit 4.1 of Form 10-K for the year ended December 31, 2007.

4.2	Description of securities of Meritage Homes Corporation registered under Section 12 of the Exchange Act	Incorporated by reference to Exhibit 4.2 of Form 10-K for the year ended December 31, 2019.

4.3	Indenture dated June 2, 2015 (re 6.00% Senior Notes due 2025) and form of 6.00% Senior Note	Incorporated by reference to Exhibit 4.1 of Form 8-K dated June 2, 2015

4.3.1	First Supplemental Indenture (re 6.00% Senior Notes due 2025)	Incorporated by reference to Exhibit 4.3 of Form 10-Q for the quarter ended June 30, 2019

4.3.2	Second Supplemental Indenture (re 6.00% Senior Notes due 2025)	Incorporated by reference to Exhibit 4.4.2 of Form 10-K for the year ended December 31, 2020.

4.3.3	Third Supplemental Indenture (re 6.00% Senior Notes due 2025)	Incorporated by reference to Exhibit 4.4.3 of Form 10-K for the year ended December 31, 2020.

4.4	Indenture, dated June 6, 2017 (re 5.125% Senior Notes due 2027) and form of 5.125% Senior Note	Incorporated by reference to Exhibit 4.1 of Form 8-K dated June 6, 2017

4.4.1	First Supplemental Indenture (re 5.125% Senior Notes due 2027)	Incorporated by reference to Exhibit 4.4 of Form 10-Q for the quarter ended June 30, 2019

4.4.2	Second Supplemental Indenture (re 5.125% Senior Notes due 2027)	Incorporated by reference to Exhibit 4.5.2 of Form 10-K for the year ended December 31, 2020.

4.4.3	Third Supplemental Indenture (re 5.125% Senior Notes due 2027)	Incorporated by reference to Exhibit 4.5.3 of Form 10-K for the year ended December 31, 2020.

4.5	Indenture, dated April 15, 2021 (re 3.875% Senior Notes due 2029) and form of 3.875% Senior Note	Incorporated by reference to Exhibit 4.1 of Form 8-K dated April 15, 2021

Exhibit Number	Description	Page or Method of Filing
10.1	2018 Stock Incentive Plan *	Incorporated by reference to Appendix A of the Proxy Statement for the 2018 Annual Meeting of Stockholders

10.2	Meritage Homes Corporation Amended and Restated 2006 Stock Incentive Plan, as amended *	Incorporated by reference to Appendix A of the Proxy Statement for the 2014 Annual Meeting of Stockholders

10.2.1	Amendment to the Meritage Homes Corporation Amended and Restated 2006 Stock Incentive Plan *	Incorporated by reference to Appendix of the Proxy Statement for the 2016 Annual Meeting of Stockholders

10.2.2	Representative Form of Restricted Stock Agreement *	Incorporated by reference to Exhibit 4.9 of Form S-8 Registration Statement No. 333-166991

10.2.3	Representative Form of Restricted Stock Agreement (2006 Plan; Executive Officer) *	Incorporated by reference to Exhibit 4.9.1 of Form S-8 Registration Statement No. 333-166991

10.2.4	Representative Form of Restricted Stock Agreement (2006 Plan; Non-Employee Director) *	Incorporated by reference to Exhibit 4.9.2 of Form S-8 Registration Statement No. 333-166991

10.2.5	Representative Form of Non-Qualified Stock Option Agreement (2006 Plan) *	Incorporated by reference to Exhibit 4.10 of Form S-8 Registration Statement No. 333-166991

10.2.6	Representative Form of Incentive Stock Option Agreement (2006 Plan) *	Incorporated by reference to Exhibit 4.4 of Form S-8 Registration Statement No. 333-134637

10.2.7	Representative Form of Stock Appreciation Rights Agreement (2006 Plan) *	Incorporated by reference to Exhibit 4.5 of Form S-8 Registration Statement No. 333-134637

10.2.8	Representative Form of Performance Share Award Agreement *	Incorporated by reference to Exhibit 10.9 of Form 8-K dated March 28, 2014

10.2.9	Representative Form of Restricted Stock Unit Agreement *	Incorporated by reference to Exhibit 10.10 of Form 8-K dated March 28, 2014

10.3	Employment Agreement between the Company and Steven J. Hilton *	Incorporated by reference to Exhibit 10.3 of Form 8-K dated January 22, 2021

10.4	Employment Agreement between the Company and Philippe Lord *	Incorporated by reference to Exhibit 10.1 of Form 8-K dated January 22, 2021

10.5	Employment Agreement between the Company and Hilla Sferruzza *	Incorporated by reference to Exhibit 10.4 of Form 8-K dated January 22, 2021

10.6	Employment Agreement between the Company and Javier Feliciano *	Incorporated by reference to Exhibit 10.6 of Form 8-K dated January 22, 2021

10.7	Employment Agreement between the Company and Clinton Szubinski*	Incorporated by reference to Exhibit 10.1 of Form 8-K dated August 12, 2021

10.8	Meritage Homes Corporation 2015 Nonqualified Deferred Compensation Plan *	Incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarter ended June 30 2021

10.9	Meritage Homes Corporation Executive Severance Plan *	Incorporation by reference to Exhibit 10.7 of Form 8-K dated January 22, 2021

10.10	Amended and Restated Credit Agreement, dated as of June 13, 2014	Incorporated by reference to Exhibit 10.1 of Form 8-K dated June 13, 2014

10.10.1	First Amendment to Amended and Restated Credit Agreement	Incorporated by reference to Exhibit 10.1 of Form 8-K dated July 9, 2015

10.10.2	Second Amendment to Amended and Restated Credit Agreement	Incorporation by reference to Exhibit 10.1 of Form 8-K dated June 29, 2016

Exhibit Number	Description	Page or Method of Filing
10.10.3	Third Amendment to Amended and Restated Credit Agreement	Incorporated by reference to Exhibit 10.1 of Form 8-K dated May 31, 2017

10.10.4	Fourth Amendment to Amended and Restated Credit Agreement	Incorporated by reference to Exhibit 10.1 to Form 8-K dated June 29, 2018

10.10.5	Fifth Amendment to Amended and Restated Credit Agreement	Incorporated by reference to Exhibit 10.1 to Form 8-K dated June 27, 2019

10.10.6	Sixth Amendment to Amended and Restated Credit Agreement	Incorporated by reference to Exhibit 10.1 to Form 8-K dated December 23, 2020

10.10.7	Seventh Amendment to Amended and Restated Credit Agreement	Incorporated by reference to Exhibit 10.1 to Form 8-K dated December 17, 2021

10.11	Philippe Lord - Notice of Approved 2022 Compensation *	Incorporated by reference to Exhibit 10.1 to Form 8-K dated December 20, 2021

10.12	Hilla Sferruzza - Notice of Approved 2022 Compensation *	Incorporated by reference to Exhibit 10.2 to Form 8-K dated December 20, 2021

10.13	Javier Feliciano - Notice of Approved 2022 Compensation *	Incorporated by reference to Exhibit 10.4 to Form 8-K dated December 20, 2021

10.14	Clint Szubinski - Notice of Approved 2022 Compensation *	Incorporated by reference to Exhibit 10.3 to Form 8-K dated December 20, 2021

10.15	Form of Indemnification Agreement	Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2021

21	List of Subsidiaries	Filed herewith.

22	List of Guarantor Subsidiaries	Filed herewith.

23	Consent of Deloitte & Touche LLP	Filed herewith.

24	Powers of Attorney	See Signature Page.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Phillippe Lord, Chief Executive Officer	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Hilla Sferruzza, Chief Financial Officer	Filed herewith.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith.

101.0
The following financial statements from Meritage Homes Corporation Annual Report on Form 10-K for the year ended December 31, 2021, filed on February 16, 2022, formatted in Inline XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Income Statements, (iii) Consolidated Statements of Stockholders' Equity (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

104.0	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL.

*	Indicates a management contract or compensation plan.

Item 16.	Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 16th day of February 2022.

MERITAGE HOMES CORPORATION, a Maryland Corporation

By	/s/ PHILLIPPE LORD
Phillippe Lord Chief Executive Officer

By	/s/ HILLA SFERRUZZA
Hilla Sferruzza Executive Vice President and Chief Financial Officer

By	/s/ ALISON SASSER
Alison Sasser Chief Accounting Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Phillippe Lord and Hilla Sferruzza, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he or she might or could do in person hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ PHILLIPPE LORD	Chief Executive Officer	February 16, 2022
Phillippe Lord

/s/ HILLA SFERRUZZA	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 16, 2022
Hilla Sferruzza

/s/ ALISON SASSER	Chief Accounting Officer (Principal Accounting Officer)	February 16, 2022
Alison Sasser

/s/ STEVEN J. HILTON	Executive Chairman	February 16, 2022
Steven J. Hilton

/s/ PETER L. AX	Director	February 16, 2022
Peter L. Ax

/s/ RAYMOND OPPEL	Director	February 16, 2022
Raymond Oppel

/s/ GERALD W. HADDOCK	Director	February 16, 2022
Gerald W. Haddock

/s/ DANA BRADFORD	Director	February 16, 2022
Dana Bradford

/s/ MICHAEL R. ODELL	Director	February 16, 2022
Michael R. Odell

/s/ DEB HENRETTA	Director	February 16, 2022
Deb Henretta

/s/ JOSEPH KEOUGH	Director	February 16, 2022
Joseph Keough

/s/ KELLY MOONEY	Director	February 16, 2022
Kelly Mooney

/s/ LOUIS E. CALDERA	Director	February 16, 2022
Louis E. Caldera