Form 10-Q
period 2022-03-31
Meritage Homes CORP
filed 2022-04-29
CIK 833079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by a checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Common shares outstanding as of April 25, 2022: 36,695,048

MERITAGE HOMES CORPORATION
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31, 2022	December 31, 2021
Assets
Cash and cash equivalents	$520,395	$618,335
Other receivables	155,380	147,548
Real estate	4,027,950	3,734,408
Real estate not owned	8,011	8,011
Deposits on real estate under option or contract	93,432	90,679
Investments in unconsolidated entities	5,631	5,764
Property and equipment, net	38,299	37,340
Deferred tax assets, net	40,515	40,672
Prepaids, other assets and goodwill	168,548	124,776
Total assets	$5,058,161	$4,807,533
Liabilities
Accounts payable	$280,114	$216,009
Accrued liabilities	388,921	337,277
Home sale deposits	48,278	42,610
Liabilities related to real estate not owned	7,210	7,210
Loans payable and other borrowings	22,561	17,552
Senior notes, net	1,142,762	1,142,486
Total liabilities	1,889,846	1,763,144
Stockholders’ Equity
Preferred stock, par value $0.01. Authorized 10,000,000 shares; none issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, par value $0.01. Authorized 125,000,000 shares; 36,695,048 and 37,340,855 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	367	373
Additional paid-in capital	321,519	414,841
Retained earnings	2,846,429	2,629,175
Total stockholders’ equity	3,168,315	3,044,389
Total liabilities and stockholders’ equity	$5,058,161	$4,807,533
See accompanying notes to unaudited consolidated financial statements.

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2022	2021
Homebuilding:
Home closing revenue	$1,245,456	$1,079,982
Land closing revenue	41,478	3,799
Total closing revenue	1,286,934	1,083,781
Cost of home closings	(867,807)	(813,327)
Cost of land closings	(30,685)	(3,252)
Total cost of closings	(898,492)	(816,579)
Home closing gross profit	377,649	266,655
Land closing gross profit	10,793	547
Total closing gross profit	388,442	267,202
Financial Services:
Revenue	4,672	4,751
Expense	(2,512)	(2,171)
Earnings from financial services unconsolidated entities and other, net	1,174	1,180
Financial services profit	3,334	3,760
Commissions and other sales costs	(65,540)	(67,744)
General and administrative expenses	(39,995)	(37,949)
Interest expense	(41)	(90)
Other (expense)/ income, net	(317)	798
Earnings before income taxes	285,883	165,977
Provision for income taxes	(68,629)	(34,134)
Net earnings	$217,254	$131,843
Earnings per common share:
Basic	$5.87	$3.50
Diluted	$5.79	$3.44
Weighted average number of shares:
Basic	36,996	37,644
Diluted	37,527	38,339
See accompanying notes to unaudited consolidated financial statements.

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net earnings	$217,254	$131,843
Adjustments to reconcile net earnings to net cash provided by/(used in) operating activities:
Depreciation and amortization	5,759	6,535
Stock-based compensation	5,975	5,367
Equity in earnings from unconsolidated entities	(936)	(750)
Distributions of earnings from unconsolidated entities	1,069	1,100
Other	208	2,651
Changes in assets and liabilities:
Increase in real estate	(283,885)	(193,395)
Increase in deposits on real estate under option or contract	(2,753)	(4,821)
Increase in other receivables, prepaids and other assets	(52,098)	(7,118)
Increase in accounts payable and accrued liabilities	115,927	38,743
Increase in home sale deposits	5,668	5,899
Net cash provided by/(used in) operating activities	12,188	(13,946)
Cash flows from investing activities:
Investments in unconsolidated entities	—	(1)
Purchases of property and equipment	(6,423)	(4,993)
Proceeds from sales of property and equipment	178	84
Maturities/sales of investments and securities	2,213	2,566
Payments to purchase investments and securities	(2,213)	(2,566)
Net cash used in investing activities	(6,245)	(4,910)
Cash flows from financing activities:
Repayment of loans payable and other borrowings	(4,580)	(1,947)
Repurchase of shares	(99,303)	(8,385)
Net cash used in financing activities	(103,883)	(10,332)
Net decrease in cash and cash equivalents	(97,940)	(29,188)
Cash and cash equivalents, beginning of period	618,335	745,621
Cash and cash equivalents, end of period	$520,395	$716,433
See Supplemental Disclosure of Cash Flow Information in Note 13.
See accompanying notes to unaudited consolidated financial statements.

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION
Organization. Meritage Homes Corporation ("Meritage Homes") is a leading designer and builder of single-family homes. We primarily build in historically high-growth regions of the United States and offer a variety of entry-level and first move-up homes. We have homebuilding operations in three regions: West, Central and East, which are comprised of ten states: Arizona, California, Colorado, Texas, Florida, Georgia, North Carolina, South Carolina, Tennessee and Utah. We also operate a financial services reporting segment. In this segment, we offer title and escrow, mortgage, and insurance services. Carefree Title Agency, Inc. ("Carefree Title"), our wholly-owned title company, provides title insurance and closing/settlement services to our homebuyers. Managing our own title operations allows us greater control over the entire escrow and closing cycles in addition to generating additional revenue. Meritage Homes Insurance Agency (“Meritage Insurance”), our wholly-owned insurance broker, works in collaboration with insurance companies nationwide to offer homeowners insurance and other insurance products to our homebuyers. Our financial services operations also provides mortgage services to our homebuyers through an unconsolidated joint venture.
We commenced our homebuilding operations in 1985 through our predecessor company, Monterey Homes. Meritage Homes Corporation was incorporated in the state of Maryland in 1988 under the name of Homeplex Mortgage Investments Corporation and merged with Monterey Homes in 1996, at which time our name was changed to Monterey Homes Corporation and later ultimately to Meritage Homes Corporation. Since that time, we have engaged in homebuilding and related activities. Meritage Homes Corporation operates as a holding company and has no independent assets or operations. Its homebuilding construction, development and sales activities are conducted through its subsidiaries. Our homebuilding activities are conducted under the name of Meritage Homes in each of our homebuilding markets. At March 31, 2022, we were actively selling homes in 268 communities, with base prices ranging from approximately $244,000 to $1,300,000.
Basis of Presentation. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021. The unaudited consolidated financial statements include the accounts of Meritage Homes Corporation and those of our consolidated subsidiaries, partnerships and other entities in which we have a controlling financial interest, and of variable interest entities (see Note 3) in which we are deemed the primary beneficiary (collectively, “us”, “we”, “our” and “the Company”). Intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of our results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for the full fiscal year.
Cash and Cash Equivalents. Liquid investments with an initial maturity of three months or less are classified as cash equivalents. Amounts in transit from title companies or closing agents for home closings of approximately $104.1 million and $95.4 million are included in cash and cash equivalents at March 31, 2022 and December 31, 2021, respectively.
Real Estate. Real estate inventory is stated at cost unless the community or land is determined to be impaired, at which point the inventory is written down to fair value as required by Accounting Standards Codification (“ASC”) 360-10, Property, Plant and Equipment ("ASC 360-10"). Inventory includes the costs of land acquisition, land development and home construction, capitalized interest, real estate taxes, and direct overhead costs incurred during development and home construction that benefit the entire community, less impairments, if any. Land and development costs are typically allocated and transferred to homes when home construction begins. Home construction costs are accumulated on a per-home basis, while selling and marketing costs are expensed as incurred. Cost of home closings includes the specific construction costs of the home and all related allocated land acquisition, land development and other common costs (both incurred and estimated to be incurred) that are allocated based upon the total number of homes expected to be closed in each community or phase. Any changes to the estimated total development costs of a community or phase are allocated to the remaining homes in that community or phase. When a home closes, we may have incurred costs for goods and services that have not yet been paid. We accrue a liability to capture such obligations in connection with the home closing which is charged directly to Cost of home closings.

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
All of our land inventory and related real estate assets are periodically reviewed for recoverability when certain criteria are met, but at least annually, as our inventory is considered “long-lived” in accordance with GAAP. If the undiscounted cash flows expected to be generated by an asset are lower than its carrying amount, impairment charges are recorded to write down the asset to its estimated fair value. Our determination of fair value is based on projections and estimates. Changes in these expectations may lead to a change in the outcome of our impairment analysis, and actual results may also differ from our assumptions. We conduct an analysis if indicators of a decline in value of our land and real estate assets exists. If an asset is deemed to be impaired, the impairment recognized is measured as the amount by which the assets' carrying amount exceeds their fair value. The impairment of a community is allocated to each lot on a straight-line basis. See Note 2 for additional information related to real estate.
Deposits. Deposits paid related to land option and purchase contracts are recorded and classified as Deposits on real estate under option or contract until the related land is purchased. Deposits are reclassified as a component of real estate inventory at the time the deposit is used to offset the acquisition price of the land based on the terms of the underlying agreements. To the extent they are non-refundable, deposits are expensed to Cost of home closings if the land acquisition is terminated or no longer considered probable. Since our acquisition contracts typically do not require specific performance, we do not consider such contracts to be contractual obligations to purchase the land and our total exposure under such contracts is limited to the loss of any non-refundable deposits and any ancillary capitalized costs. Our Deposits on real estate under option or contract were $93.4 million and $90.7 million as of March 31, 2022 and December 31, 2021, respectively.
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
Leases. We lease certain office space and equipment for use in our operations. We assess each of these contracts to determine whether the arrangement contains a lease as defined by ASC 842, Leases ("ASC 842"). In order to meet the definition of a lease under ASC 842, the contractual arrangement must convey to us the right to control the use of an identifiable asset for a period of time in exchange for consideration. Leases that meet the criteria of ASC 842 are recorded on our balance sheets as right-of-use ("ROU") assets and lease liabilities. ROU assets are classified within Prepaids, other assets and goodwill on the accompanying unaudited consolidated balance sheets, while lease liabilities are classified within Accrued liabilities on the accompanying unaudited consolidated balance sheets.
The table below outlines our ROU assets and lease liabilities (in thousands):

	As of
	March 31, 2022	December 31, 2021
ROU assets	$19,314	$21,038
Lease liabilities	24,052	26,171
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
The table below outlines our surety bond and letter of credit obligations (in thousands):

	As of
	March 31, 2022		December 31, 2021
	Outstanding	Estimated work remaining to complete	Outstanding	Estimated work remaining to complete
Sureties:
Sureties related to owned projects and lots under contract	$677,014	$379,639	$620,297	$352,152
Total Sureties	$677,014	$379,639	$620,297	$352,152
Letters of Credit (“LOCs”):
LOCs for land development	56,571	N/A	57,396	N/A
LOCs for general corporate operations	5,000	N/A	5,000	N/A
Total LOCs	$61,571	N/A	$62,396	N/A

Accrued Liabilities. Accrued liabilities at March 31, 2022 and December 31, 2021 consisted of the following (in thousands):

	As of
	March 31, 2022	December 31, 2021
Accruals related to real estate development and construction activities	$131,697	$115,214
Payroll and other benefits	57,205	102,773
Accrued interest	21,459	5,556
Accrued taxes	103,366	37,297
Warranty reserves	26,667	26,264
Lease liabilities	24,052	26,171
Other accruals	24,475	24,002
Total	$388,921	$337,277

Warranty Reserves. We provide home purchasers with limited warranties against certain building defects and we have certain obligations related to those post-construction warranties for closed homes. The specific terms and conditions of these limited warranties vary by state, but overall the nature of the warranties include a complete workmanship and materials warranty for the first year after the close of the home, a major mechanical warranty for two years after the close of the home and a structural warranty that typically extends up to 10 years after the close of the home. With the assistance of an actuary, we have estimated these reserves for the structural warranty based on the number of homes still under warranty and historical data and trends for our communities. We may use industry data with respect to similar product types and geographic areas in markets where our experience is incomplete to draw a meaningful conclusion. We regularly review our warranty reserves and adjust them, as necessary, to reflect changes in trends as information becomes available. Based on such reviews of warranty costs incurred, we did not adjust the warranty reserve balance in the three months ended March 31, 2022 or 2021. Included in the warranty reserve balances at March 31, 2022 and December 31, 2021 reflected in the table below are case-specific reserves for warranty matters, as discussed in Note 15.
A summary of changes in our warranty reserves follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Balance, beginning of period	$26,264	$23,743
Additions to reserve from new home deliveries	4,528	3,810
Warranty claims	(4,125)	(3,786)
Adjustments to pre-existing reserves	—	—
Balance, end of period	$26,667	$23,767
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
Home closing and land closing revenue expected to be recognized in any future year related to remaining performance obligations (if any) and the associated contract liabilities expected to be recognized as revenue, excluding revenue pertaining to contracts that have an original expected duration of one year or less, is not material. Revenue from financial services includes estimated future insurance policy renewal commissions as our performance obligations are satisfied upon issuance of the initial policy with a third party broker. The related contract assets for these estimated future renewal commissions are not material at March 31, 2022 and December 31, 2021. Our three sources of revenue are disaggregated by type in the accompanying unaudited consolidated income statements.

Recent Accounting Pronouncements.
There are no recent accounting pronouncements that are expected to have a material impact on our financial statements or financial statement disclosures.
NOTE 2 — REAL ESTATE AND CAPITALIZED INTEREST
Real estate consists of the following (in thousands):

	As of
	March 31, 2022	December 31, 2021
Homes under contract under construction (1)	$1,294,680	$1,039,822
Unsold homes, completed and under construction (1)	496,058	484,999
Model homes (1)	81,770	81,049
Finished home sites and home sites under development (2)(3)	2,155,442	2,128,538
Total	$4,027,950	$3,734,408

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
(3)Includes land held for sale of $57.7 million and $62.1 million as of March 31, 2022 and December 31, 2021, respectively.
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

	Three Months Ended March 31,
	2022	2021
Capitalized interest, beginning of period	$56,253	$58,940
Interest incurred	15,213	16,092
Interest expensed	(41)	(90)
Interest amortized to cost of home and land closings	(12,343)	(17,402)
Capitalized interest, end of period	$59,082	$57,540

NOTE 3 — VARIABLE INTEREST ENTITIES AND CONSOLIDATED REAL ESTATE NOT OWNED
We enter into purchase and option agreements for land or lots as part of the normal course of business. These purchase and option agreements enable us to acquire properties at one or multiple future dates at pre-determined prices. We believe these acquisition structures allow us to better leverage our balance sheet and reduce our financial risk associated with land acquisitions. In accordance with ASC 810, Consolidation, we evaluate all purchase and option agreements for land to determine whether they are a variable interest entity ("VIE"), and if so, whether we are the primary beneficiary. Although we do not have legal title to the underlying land, if we are the primary beneficiary we are required to consolidate the VIE in our financial statements and reflect such assets and liabilities as Real estate not owned. As a result of our analyses, we determined that as of March 31, 2022 and December 31, 2021, we were not the primary beneficiary of any VIEs from which we have acquired rights to land or lots under option contracts.

The table below presents a summary of our lots under option at March 31, 2022 (dollars in thousands):

	Projected Number of Lots	Purchase Price	Option/ Earnest Money Deposits–Cash
Purchase and option contracts recorded on balance sheet as Real estate not owned (1)	1	$8,011	$801
Option contracts — non-refundable deposits, committed (2)	12,549	691,670	60,730
Purchase contracts — non-refundable deposits, committed (2)	11,573	317,561	23,346
Purchase and option contracts —refundable deposits, committed	1,890	59,854	1,490
Total committed	26,013	1,077,096	86,367
Purchase and option contracts — refundable deposits, uncommitted (3)	25,895	805,606	7,866
Total lots under contract or option	51,908	$1,882,702	$94,233
Total purchase and option contracts not recorded on balance sheet (4)	51,907	$1,874,691	$93,432	(5)

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
(4)Except for our specific performance contracts recorded on our unaudited consolidated balance sheets as Real estate not owned (if any), none of our purchase or option contracts require us to purchase lots.
(5)Amount is reflected in our unaudited consolidated balance sheets in Deposits on real estate under option or contract as of March 31, 2022.
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

NOTE 4 - INVESTMENTS IN UNCONSOLIDATED ENTITIES
We may enter into joint ventures as a means of accessing larger parcels of land, expanding our market opportunities, managing our risk profile, optimizing deal structure for the impacted parties and leveraging our capital base. While purchasing land through a joint venture can be beneficial, currently we do not view joint ventures as critical to the success of our homebuilding operations. Our joint venture partners generally are other homebuilders, land sellers or other real estate investors. We generally do not have a controlling interest in these ventures, which means our joint venture partners could cause the venture to take actions we disagree with, or fail to take actions we believe should be undertaken, including the sale of the underlying property to repay debt or recoup all or part of the partners' investments. Based on the structure of these joint ventures, they may or may not be consolidated into our results. As of March 31, 2022, we had two active equity-method land ventures and one mortgage joint venture, which is engaged in mortgage activities and primarily provides services to our homebuyers.

Summarized condensed combined financial information related to unconsolidated joint ventures that are accounted for using the equity method was as follows (in thousands):

	As of
	March 31, 2022	December 31, 2021
Assets:
Cash	$8,419	$7,983
Real estate	7,992	7,989
Other assets	12,078	3,903
Total assets	$28,489	$19,875
Liabilities and equity:
Accounts payable and other liabilities	$16,581	$7,899
Equity of:
Meritage (1)	4,726	4,752
Other	7,182	7,224
Total liabilities and equity	$28,489	$19,875

	Three Months Ended March 31,
	2022	2021
Revenue	$9,238	$8,995
Costs and expenses	(8,272)	(8,125)
Net earnings of unconsolidated entities	$966	$870
Meritage’s share of pre-tax earnings (1) (2)	$984	$750

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
(2)Our share of pre-tax earnings from our mortgage joint venture is recorded in Earnings from financial services unconsolidated entities and other, net on the accompanying unaudited consolidated income statements. Our share of pre-tax earnings from all other joint ventures is recorded in Other (expense)/income, net on the accompanying unaudited consolidated income statements.

NOTE 5 — LOANS PAYABLE AND OTHER BORROWINGS
Loans payable and other borrowings consist of the following (in thousands):

	As of
	March 31, 2022	December 31, 2021
Other borrowings, real estate notes payable (1)	$22,561	$17,552
$780.0 million unsecured revolving credit facility	—	—
Total	$22,561	$17,552
(1)Reflects balance of non-recourse notes payable in connection with land purchases.
The Company entered into an amended and restated unsecured revolving credit facility ("Credit Facility") in 2014 that has been amended from time to time. In December 2021, the Credit Facility was amended to extend the maturity date to December 22, 2026 and replace LIBOR as the benchmark interest rate with the Secured Overnight Financing Rate ("SOFR") as described below. The Credit Facility's aggregate commitment is $780.0 million with an accordion feature permitting the size of the facility to increase to a maximum of $880.0 million, subject to certain conditions, including the availability of additional bank commitments. Borrowings under the Credit Facility bear interest at the Company's option, at either (1) term SOFR (based on 1, 3, or 6 month interest periods, as selected by the Company) plus a 10 basis point adjustment plus an applicable margin (ranging from 125 basis points to 175 basis points (the "applicable margin")) based on the Company's leverage ratio as determined in accordance with a pricing grid, (2) the higher of (i) the prime lending rate, (ii) an overnight bank rate plus 50 basis points and (3) term SOFR (based on a 1 month interest period) plus a 10 basis point adjustment plus 1%, in each case plus a margin ranging from 25 basis points to 75 basis points based on the Company's leverage in accordance with a pricing grid, or (iii) daily simple SOFR plus a 10 basis point adjustment plus the applicable margin. At March 31, 2022, the interest rate on outstanding borrowings under the Credit Facility would have been 1.640% per annum. We are obligated to pay a fee on the undrawn portion of the Credit Facility at a rate equal to the applicable margin then in effect.
The Credit Facility also contains certain financial covenants, including (a) a minimum tangible net worth requirement of $1.9 billion (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings), and (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 60%. In addition, we are required to maintain either (i) an interest coverage ratio (EBITDA to interest expense, as defined therein) of at least 1.50 to 1.00 or (ii) liquidity (as defined therein) of an amount not less than our consolidated interest incurred during the trailing 12 months. We were in compliance with all Credit Facility covenants as of March 31, 2022.
We had no outstanding borrowings under the Credit Facility as of March 31, 2022 and December 31, 2021. There were no borrowings or repayments during the three months ended March 31, 2022 and 2021. As of March 31, 2022, we had outstanding letters of credit issued under the Credit Facility totaling $61.6 million, leaving $718.4 million available under the Credit Facility to be drawn.

NOTE 6 — SENIOR NOTES, NET
Senior notes, net consist of the following (in thousands):

	As of
	March 31, 2022	December 31, 2021
6.00% senior notes due 2025. At March 31, 2022 and December 31, 2021 there was approximately $2,591 and $2,795 in net unamortized premium, respectively.	402,591	402,795
5.125% senior notes due 2027	300,000	300,000
3.875% senior notes due 2029	450,000	450,000
Net debt issuance costs	(9,829)	(10,309)
Total	$1,142,762	$1,142,486
The indentures for all of our senior notes contain non-financial covenants including, among others, limitations on the amount of secured debt we may incur, and limitations on sale and leaseback transactions and mergers. We were in compliance with all such covenants as of March 31, 2022.
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
Financial Instruments: The fair value of our fixed-rate debt is derived from quoted market prices by independent dealers (Level 2 inputs as per the discussion above) and is as follows (in thousands):

	As of
	March 31, 2022		December 31, 2021
	Aggregate Principal	Estimated Fair Value	Aggregate Principal	Estimated Fair Value
6.00% senior notes	$400,000	$420,600	$400,000	$446,520
5.125% senior notes	$300,000	$303,000	$300,000	$329,640
3.875% senior notes	$450,000	$423,000	$450,000	$472,500
Due to the short-term nature of other financial assets and liabilities, including our Loans payable and other borrowings, we consider the carrying amounts of our other short-term financial instruments to approximate fair value.

NOTE 8 — EARNINGS PER SHARE
Basic and diluted earnings per common share were calculated as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2022	2021
Basic weighted average number of shares outstanding	36,996	37,644
Effect of dilutive securities:
Unvested restricted stock	531	695
Diluted average shares outstanding	37,527	38,339
Net earnings	$217,254	$131,843
Basic earnings per share	$5.87	$3.50
Diluted earnings per share	$5.79	$3.44

NOTE 9 — ACQUISITIONS AND GOODWILL
Goodwill. In prior years, we have entered new markets through the acquisition of the homebuilding assets and operations of local/regional homebuilders in Georgia, South Carolina and Tennessee. As a result of these transactions, we recorded approximately $33.0 million of goodwill. Goodwill represents the excess purchase price of our acquisitions over the fair value of the net assets acquired. Our acquisitions were recorded in accordance with ASC 805, Business Combinations, and ASC 820, using the acquisition method of accounting. The purchase price for acquisitions was allocated based on estimated fair value of the assets and liabilities at the date of the acquisition. The combined excess purchase price of our acquisitions over the fair value of the net assets is classified as goodwill and is included in our unaudited consolidated balance sheets in Prepaids, other assets and goodwill. In accordance with ASC 350, we assess the recoverability of goodwill annually, or more frequently, if impairment indicators are present.

A summary of the carrying amount of goodwill follows (in thousands):

	West	Central	East	Financial Services	Corporate	Total
Balance at December 31, 2021	$—	$—	$32,962	$—	$—	$32,962
Additions	—	—	—	—	—	—
Balance at March 31, 2022	$—	$—	$32,962	$—	$—	$32,962

NOTE 10 — STOCKHOLDERS’ EQUITY
A summary of changes in stockholders’ equity is presented below (in thousands):

	Three Months Ended March 31, 2022
	(In thousands)
	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2021	37,341	$373	$414,841	$2,629,175	$3,044,389
Net earnings	—	—	—	217,254	217,254
Stock-based compensation expense	—	—	5,975	—	5,975
Issuance of stock	392	4	(4)	—	—
Share repurchases	(1,038)	(10)	(99,293)	—	(99,303)
Balance at March 31, 2022	36,695	$367	$321,519	$2,846,429	$3,168,315

	Three Months Ended March 31, 2021
	(In thousands)
	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2020	37,512	$375	$455,762	$1,891,731	$2,347,868
Net earnings	—	—	—	131,843	131,843
Stock-based compensation expense	—	—	5,367	—	5,367
Issuance of stock	435	4	(4)	—	—
Share repurchases	(100)	(1)	(8,384)	—	(8,385)
Balance at March 31, 2021	37,847	$378	$452,741	$2,023,574	$2,476,693

NOTE 11 — STOCK-BASED AND DEFERRED COMPENSATION

We have a stock compensation plan, the Meritage Homes Corporation 2018 Stock Incentive Plan (the “2018 Plan"), that was approved by our Board of Directors and our stockholders and adopted in May 2018. The 2018 Plan is administered by our Board of Directors and allows for the grant of stock appreciation rights, restricted stock awards, restricted stock units, performance share awards and performance-based awards in addition to non-qualified and incentive stock options. All available shares from expired, terminated, or forfeited awards that remained under prior plans were merged into and became available for grant under the 2018 Plan. The 2018 Plan authorizes awards to officers, key employees, non-employee directors and consultants. The 2018 Plan authorizes 6,600,000 shares of stock to be awarded, of which 709,246 shares remain available for grant at March 31, 2022. We believe that such awards provide a means of performance-based compensation to attract and retain qualified employees and better align the interests of our employees with those of our stockholders. Non-vested stock awards are usually granted with a five-year ratable vesting period for employees, a three-year cliff vesting for both restricted stock and performance-based awards granted to senior executive officers, and either a three-year cliff vesting or one-year vesting for non-employee directors, dependent on their start date.
Compensation cost related to time-based restricted stock awards is measured as of the closing price on the date of grant and is expensed, less forfeitures, on a straight-line basis over the vesting period of the award. Compensation cost related to performance-based restricted stock awards is also measured as of the closing price on the date of grant but is expensed in accordance with ASC 718-10-25-20, Compensation – Stock Compensation ("ASC 718"), which requires an assessment of probability of attainment of the performance target. As our performance targets are dependent on performance over a specified measurement period, once we determine that the performance target outcome is probable, the cumulative expense is recorded immediately with the remaining expense recorded on a straight-line basis through the end of the award vesting period. A portion of the performance-based restricted stock awards granted to our executive officers contain market conditions as defined by ASC 718. ASC 718 requires that compensation expense for stock awards with market conditions be expensed based on a derived grant date fair value and expensed over the service period. We engage a third party to perform a valuation analysis on the awards containing market conditions and our associated expense with those awards is based on the derived fair value from that analysis and is expensed straight-line over the service period of the awards. Below is a summary of stock-based compensation expense and stock award activity (dollars in thousands):

	Three Months Ended March 31,
	2022	2021
Stock-based compensation expense	$5,975	$5,367
Non-vested shares granted	264,862	221,552
Performance-based non-vested shares granted	40,004	46,593
Performance-based shares issued in excess of target shares granted (1)	37,146	37,425
Restricted stock awards vested (includes performance-based awards)	392,160	434,729
(1)Performance-based shares that vested and were issued as a result of performance achievement exceeding the originally established targeted number of shares related to respective performance metrics.
The following table includes additional information regarding our stock compensation plan (dollars in thousands):

	As of
	March 31, 2022	December 31, 2021
Unrecognized stock-based compensation cost	$42,406	$25,007
Weighted average years expense recognition period	2.30	1.97
Total equity awards outstanding (1)	829,638	883,280
(1)Includes unvested restricted stock awards, restricted stock units and performance-based awards (assuming 100%/target payout).
We also offer a non-qualified deferred compensation plan ("deferred compensation plan") to highly compensated employees in order to allow them additional pre-tax income deferrals above and beyond the limits that qualified plans, such as 401(k) plans, impose on highly compensated employees. We do not currently offer a contribution match on the deferred compensation plan. All contributions to the plan to date have been funded by the employees and, therefore, we have no associated expense related to the deferred compensation plan for the three months ended March 31, 2022 or 2021, other than minor administrative costs.

NOTE 12 — INCOME TAXES
Components of the income tax provision are as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Federal	$56,345	$29,113
State	12,284	5,021
Total	$68,629	$34,134

The effective tax rate for the three months ended March 31, 2022 and March 31, 2021 was 24.0% and 20.6%, respectively. The higher tax rate for the three months ended March 31, 2022 is due to the expiration of Internal Revenue Code ("IRC") §45L new energy efficient homes credit, which was enacted into law under the Taxpayer Certainty and Disaster Tax Relief Act of 2019 and subsequently extended through December 31, 2021 by enactment of the Taxpayer Certainty and Disaster Tax Relief Act of 2020. Since the new energy efficient homes credit has not yet been extended beyond 2021, the effective tax rate in the first quarter of 2022 does not include such benefits.
At March 31, 2022 and December 31, 2021, we have no unrecognized tax benefits. We believe that our current income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change. Our policy is to accrue interest and penalties on unrecognized tax benefits and include them in federal income tax expense.
We determine our deferred tax assets and liabilities in accordance with ASC 740, Income Taxes. We evaluate our deferred tax assets, including the benefit from net operating losses ("NOLs"), by jurisdiction to determine if a valuation allowance is required. Companies must assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. This assessment considers, among other matters, the nature, frequency and severity of cumulative losses, forecasts of future profitability, the length of statutory carry forward periods, experiences with operating losses and experiences of utilizing tax credit carry forwards and tax planning alternatives. We have no valuation allowance on our deferred tax assets and no NOL carryovers at March 31, 2022.
At March 31, 2022, we have a current income tax payable of $91.6 million and no income taxes receivable. The income taxes payable primarily consists of current federal and state income tax accruals, net of current energy tax credits and estimated tax payments. This amount is recorded in Accrued liabilities on the accompanying unaudited consolidated balance sheets at March 31, 2022.
We conduct business and are subject to tax in the U.S. both federally and in several states. With few exceptions, we are no longer subject to U.S. federal, state, or local income tax examinations by taxing authorities for years prior to 2017. We have no federal or state income tax examinations being conducted at this time.
The future tax benefits from NOLs, built-in losses, and tax credits would be materially reduced or potentially eliminated if we experience an “ownership change” as defined under IRC §382. Based on our analysis performed as of March 31, 2022 we do not believe that we have experienced an ownership change. As a protective measure, our stockholders held a Special Meeting of Stockholders on February 16, 2009 and approved an amendment to our Articles of Incorporation that restricts certain transfers of our common stock. The amendment is intended to help us avoid an unintended ownership change and thereby preserve the value of any tax benefit for future utilization.

NOTE 13 — SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
The following table presents certain supplemental cash flow information (in thousands):

	Three Months Ended March 31,
	2022	2021
Cash paid during the year for:
Interest, net of interest capitalized	$(15,035)	$(15,851)
Income taxes	$3	$2
Non-cash operating activities:
Real estate acquired through notes payable	$9,589	$2,197

NOTE 14 — OPERATING AND REPORTING SEGMENTS
We operate with two principal business segments: homebuilding and financial services. As defined in ASC 280-10, Segment Reporting, we have ten homebuilding operating segments. The homebuilding segments are engaged in the business of acquiring and developing land, constructing homes, marketing and selling those homes and providing warranty and customer services. We aggregate our homebuilding operating segments into reporting segments based on similar long-term economic characteristics and geographical proximity. Our current reportable homebuilding segments are as follows:

West:	Arizona, California, Colorado and Utah
Central:	Texas
East:	Florida, Georgia, North Carolina, South Carolina and Tennessee
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
The following segment information is in thousands:

	Three Months Ended March 31,
	2022	2021
Homebuilding revenue (1):
West	$494,506	$393,430
Central	355,624	322,184
East	436,804	368,167
Consolidated total	$1,286,934	$1,083,781
Homebuilding segment operating income:
West	$120,856	$64,251
Central	75,260	56,993
East	93,548	50,179
Total homebuilding segment operating income	289,664	171,423
Financial services segment profit	3,334	3,760
Corporate and unallocated costs (2)	(6,757)	(9,914)
Interest expense	(41)	(90)
Other (expense)/income, net	(317)	798
Net earnings before income taxes	$285,883	$165,977

(1)Homebuilding revenue includes the following land closing revenue, by segment:

	Three Months Ended March 31,
	2022	2021
Land closing revenue:
West	$31,082	$—
Central	7,796	3,799
East	2,600	—
Total	$41,478	$3,799
(2)Balance consists primarily of corporate costs and numerous shared service functions such as finance and treasury that are not allocated to the homebuilding or financial services reporting segments.

	At March 31, 2022
	West		Central		East		Financial Services	Corporate and Unallocated		Total
Deposits on real estate under option or contract	$25,636		$10,461		$57,335		$—	$—		$93,432
Real estate	1,668,976		1,175,478		1,183,496		—	—		4,027,950
Investments in unconsolidated entities	81		2,951		1,707		—	892		5,631
Other assets	68,328	(1)	195,978	(2)	110,971	(3)	724	555,147	(4)	931,148
Total assets	$1,763,021		$1,384,868		$1,353,509		$724	$556,039		$5,058,161

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

NOTE 15 — COMMITMENTS AND CONTINGENCIES
We are involved in various routine legal and regulatory proceedings, including, without limitation, claims and litigation alleging construction defects. In general, the proceedings are incidental to our business, and most exposure is subject to and should be covered by warranty and indemnity obligations of our consultants and subcontractors. Additionally, some such claims are also covered by insurance. With respect to the majority of pending litigation matters, our ultimate legal and financial responsibility, if any, cannot be estimated with certainty and, in most cases, any potential losses related to these matters are not considered probable. Historically, most disputes regarding warranty claims are resolved prior to litigation. We believe there are no pending legal or warranty matters as of March 31, 2022 that could have a material adverse impact upon our consolidated financial condition, results of operations or cash flows that have not been sufficiently reserved.

As discussed in Note 1 under the heading “Warranty Reserves”, we have case specific reserves within our $26.7 million of total warranty reserves related to alleged stucco defects in certain homes we constructed predominantly between 2006 and 2017. Our review and handling of this matter is ongoing and our estimate of and reserves for resolving this matter is based on internal data, our judgment and various assumptions and estimates. Due to the degree of judgment and the potential for variability in our underlying assumptions and data, as we obtain additional information, we may revise our estimate and thus our related reserves. As of March 31, 2022, after considering potential recoveries from the consultants and contractors involved and their insurers and the potential recovery under our general liability insurance policies, we believe our reserves are sufficient to cover the above mentioned matter. See Note 1 for information related to our warranty obligations.

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
The words “believe,” “expect,” “anticipate,” “forecast,” “plan,” “intend,” “may,” “will,” “should,” “could,” “estimate,” "target," and “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. All statements we make other than statements of historical fact are forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Forward-looking statements in this Annual Report include statements concerning our belief that we have ample liquidity; our goals, strategies and strategic initiatives and the anticipated benefits relating thereto; our intentions and the expected benefits and advantages of our product and land positioning strategies, including with respect to our focus on the first-time and first move-up buyer and housing demand for affordable homes; the benefits of and our intentions to use options to acquire land; our design center strategy; our exposure to supplier concentration risk and other matters concerning our supply chain; our delivery of substantially all of our backlog existing as of year end; our positions and our expected outcome relating to litigation in general; the sufficiency of our warranty reserves; our intentions to not pay dividends; growth in the first-time buyer segment that are seeking entry-level homes; the timing, locations and targeted number of new community openings in 2022 and beyond; that we may repurchase our debt and equity securities; our non-use of derivative financial instruments; expectations regarding our industry and our business in 2022 and beyond, including the potential impact thereon of COVID-19 and governmental imposed restrictions and reaction thereto; the demand for and the pricing of our homes; our land and lot acquisition strategy (including that we will redeploy cash to acquire well-positioned finished lots and that we may participate in joint ventures or opportunities outside of our existing markets if opportunities arise and the benefits relating thereto); that we may expand into new markets; the availability of labor and materials for our operations; that we may seek additional debt or equity capital; our expectation that existing guarantees, letters of credit and performance and surety bonds will not be drawn on; the sufficiency of our insurance coverage and warranty reserves; the sufficiency of our capital resources to support our business strategy; the sufficiency of our land pipeline; the impact of new accounting standards and changes in accounting estimates; trends and expectations concerning sales prices, sales orders, cancellations, construction and materials costs, gross margins, land costs, community counts and profitability and future home inventories; our future cash needs; the impact of seasonality; and our future compliance with debt covenants.

Important factors that could cause actual results to differ materially from those in forward-looking statements, and that could negatively affect our business include, but are not limited to, the following: changes in interest rates and the availability and pricing of residential mortgages; the potential benefits of rate locks; inflation in the cost of materials used to develop communities and construct homes; supply chain and labor constraints; our ability to acquire and develop lots may be negatively impacted if we are unable to obtain performance and surety bonds; the ability of our potential buyers to sell their existing homes; legislation related to tariffs; the adverse effect of slow absorption rates; impairments of our real estate inventory; cancellation rates; competition; home warranty and construction defect claims; failures in health and safety performance; fluctuations in quarterly operating results; our level of indebtedness; our ability to obtain financing if our credit ratings are downgraded; our potential exposure to and impacts from natural disasters or severe weather conditions; the availability and cost of finished lots and undeveloped land; the success of our strategy to offer and market entry-level and first move-up homes; a change to the feasibility of projects under option or contract that could result in the write-down or write-off of earnest or option deposits; our limited geographic diversification; the replication of our energy-efficient technologies by our competitors; shortages in the availability and cost of subcontract labor; our exposure to information technology failures and security breaches and the impact thereof; the loss of key personnel; changes in tax laws that adversely impact us or our homebuyers; our inability to prevail on contested tax positions; failure of our employees and representatives to comply with laws and regulations; our compliance with government regulations related to our financial services operations; negative publicity that affects our reputation; potential disruptions to our business by an epidemic or pandemic (such as COVID-19), and measures that federal, state and local governments and/or health authorities implement to address it; and other factors identified in documents filed by the Company with the Securities and Exchange Commission, including those set forth in this Form 10-Q and our Form 10-K for the year ended December 31, 2021 under the caption "Risk Factors."
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
Favorable demand in the housing market continued in the first quarter of 2022 due to the low supply of new and existing housing inventory and homebuying trends for entry-level and first move-up homes from millennials and baby boomers. The supply chain constraints and labor shortages that presented themselves in 2021, caused by COVID-19 and other economic-related disruptions and exacerbated by the war in Ukraine, have impacted our production costs and cycle times and the homebuilding industry as a whole and have continued throughout the first quarter of 2022. We have been successful, to date, in offsetting the higher costs with sales price increases thanks to the elevated buyer demand in this current environment. We continue to carefully navigate this constrained operating environment by expanding our trade base and strengthening critical relationships.
While we believe that the demographics support a continuing increased need for housing, we also recognize the impact that increased home prices have had on both the buyer psychology and reality of tighter affordability. To help alleviate concerns for our customers surrounding their purchase and future monthly payments, in March 2022, we purchased fixed interest rate locks on all eligible floating-rate loans for homes in our backlog scheduled to close in the second half of 2022. In this rising price and interest rate environment, we believe that our strategy centered on affordable entry-level and first move-up homes and delivering homes that offer surprisingly more value to our homebuyers provides us with an opportunity to expand our customer base to include buyers that will become priced out of move-up communities.
Summary Company Results
Total home closing revenue was $1.2 billion on 2,858 homes closed for the three months ended March 31, 2022 compared to $1.1 billion on 2,890 homes closed for the first quarter of 2021. This 15.3% increase in home closing revenue year-over-year was entirely driven by the 16.6% increase in average sales price ("ASP") on closings due to pricing power resulting from strong buyer demand, with flat volume of closings due to production delays. In addition to higher home closing revenue, first quarter home closing gross margin improved 560 basis points, up $111.0 million year-over-year increase for home closing gross profit of $377.6 million compared to $266.7 million in the first quarter of 2021. The margin improvement is primarily due to the benefit of rising ASPs which more than offset higher commodity costs and lower amortization of previously capitalized interest due to a lower interest cost achieved over the past several years through multiple debt refinancing transactions. Land closing gross profit was $10.8 million in the three months ended March 31, 2022 compared to $0.5 million in the same prior year period, as we sold several parcels of land that did not fit our strategy. Earnings before income taxes improved by $119.9 million, or 72.2%, year over year to $285.9 million for the first quarter of 2022. These improved year-over-year results were partially offset with a higher effective income tax rate of 24.0% as compared to 20.6% in 2021, and led to net earnings of $217.3 million in the first quarter of 2022 versus $131.8 million in the first quarter of 2021.
In addition to growth in home closing revenue and improved profitability, we had another record breaking quarter in home orders, with the highest quarterly orders in Company history of 3,874 for the three months ended March 31, 2022, a 12.0% increase over 3,458 in the same period of 2021. The growth in orders was attributable to a 32.4% increase in average active communities partially offset by slower orders pace as we metered orders to align starts with production capacity. Home order value increased 31.0% year-over-year, to $1.8 billion during the three months ended March 31, 2022, versus $1.3 billion in the same period of 2021. The increase in order value is due to the higher volume and a 17.0% increase in ASP on orders. Order cancellation rates remained stable at 10% for the first quarter of 2022, compared to 11% for the prior year period. We ended the first quarter of 2022 with 6,695 homes in backlog valued at $3.0 billion, a 27.8% increase in units and a 45.9% increase in value over March 31, 2021.
We remained steadfast in reaching our goals for community count growth, opening 32 new communities during the three months ended March 31, 2022 and ending the quarter with 268 active communities, up from 203 at March 31, 2021 and sequentially from 259 at December 31, 2021. In addition, we purchased approximately 4,400 lots for $149.4 million, spent $222.1 million on land development and started construction on 4,020 homes during the three months ended March 31, 2022.

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
•Leveraging and expanding on technological solutions through digital offerings to our customers, such as our virtual home tours, interactive maps, digital financial services offerings and online warranty portal; and
•Increasing homeowner satisfaction by setting industry standards for energy-efficiency and offering healthier, safer homes that come equipped with standard features such as multi-speed HVAC systems to save energy and improve air quality and enhanced security features.
In order to maintain focus on growing our business, we also remain committed to the following:
•Managing construction efficiencies and costs through national and regional vendor relationships with a focus on quality construction and warranty management;
•Carefully managing our liquidity and a strong balance sheet; we ended the quarter with a 26.9% debt-to-capital ratio and a 16.9% net debt-to-capital ratio;
•Maximizing returns to our shareholders, most recently through our improved financial performance and share repurchase program;
•Achieving or maintaining a position of at least 5% market share in all of our markets;
•Promoting a positive environment for our employees through our commitment to foster diversity, equity and inclusion ("DE&I") and providing market-competitive benefits in order to develop and motivate our employees and to minimize turnover and to maximize recruitment efforts;
•Maintaining a healthy orders pace through the use of our consumer and market research to ensure that we build homes that offer our buyers their desired features and amenities, although currently our sales metering due to supply chain constraints is impacting our pace; and
•Continuing to innovate and promote our energy efficiency program and our M.Connected® Automation Suite to create differentiation for the Meritage brand.

Critical Accounting Estimates
The critical accounting estimates that we deem to involve the most difficult, subjective or complex judgments include valuation of real estate and cost of home closings, warranty reserves and valuation of deferred tax assets. There have been no significant changes to our critical accounting estimates during the three months ended March 31, 2022 compared to those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our 2021 Annual Report on Form 10-K.

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

	Three Months Ended March 31,		Quarter over Quarter
	2022	2021	Change $	Change %
Home Closing Revenue
Total
Dollars	$1,245,456	$1,079,982	$165,474	15.3%
Homes closed	2,858	2,890	(32)	(1.1)%
Average sales price	$435.8	$373.7	$62.1	16.6%
West Region
Arizona
Dollars	$198,095	$137,268	$60,827	44.3%
Homes closed	458	410	48	11.7%
Average sales price	$432.5	$334.8	$97.7	29.2%
California
Dollars	$187,410	$171,899	$15,511	9.0%
Homes closed	275	277	(2)	(0.7)%
Average sales price	$681.5	$620.6	$60.9	9.8%
Colorado
Dollars	$77,919	$84,263	$(6,344)	(7.5)%
Homes closed	131	175	(44)	(25.1)%
Average sales price	$594.8	$481.5	$113.3	23.5%
West Region Totals
Dollars	$463,424	$393,430	$69,994	17.8%
Homes closed	864	862	2	0.2%
Average sales price	$536.4	$456.4	$80.0	17.5%
Central Region - Texas
Central Region Totals
Dollars	$347,828	$318,385	$29,443	9.2%
Homes closed	873	963	(90)	(9.3)%
Average sales price	$398.4	$330.6	$67.8	20.5%
East Region
Florida
Dollars	$168,075	$140,828	$27,247	19.3%
Homes closed	438	417	21	5.0%
Average sales price	$383.7	$337.7	$46.0	13.6%
Georgia
Dollars	$56,434	$55,139	$1,295	2.3%
Homes closed	127	146	(19)	(13.0)%
Average sales price	$444.4	$377.7	$66.7	17.7%
North Carolina
Dollars	$119,004	$107,013	$11,991	11.2%
Homes closed	297	299	(2)	(0.7)%
Average sales price	$400.7	$357.9	$42.8	12.0%
South Carolina
Dollars	$39,713	$27,846	$11,867	42.6%
Homes closed	121	85	36	42.4%
Average sales price	$328.2	$327.6	$0.6	0.2%
Tennessee
Dollars	$50,978	$37,341	$13,637	36.5%
Homes closed	138	118	20	16.9%
Average sales price	$369.4	$316.4	$53.0	16.8%
East Region Totals
Dollars	$434,204	$368,167	$66,037	17.9%
Homes closed	1,121	1,065	56	5.3%
Average sales price	$387.3	$345.7	$41.6	12.0%

	Three Months Ended March 31,		Quarter over Quarter
	2022	2021	Change $	Change %
Home Orders (1)
Total
Dollars	$1,767,710	$1,349,130	$418,580	31.0%
Homes ordered	3,874	3,458	416	12.0%
Average sales price	$456.3	$390.1	$66.2	17.0%
West Region
Arizona
Dollars	$240,007	$222,435	$17,572	7.9%
Homes ordered	550	602	(52)	(8.6)%
Average sales price	$436.4	$369.5	$66.9	18.1%
California
Dollars	$247,343	$173,391	$73,952	42.7%
Homes ordered	346	286	60	21.0%
Average sales price	$714.9	$606.3	$108.6	17.9%
Colorado
Dollars	$125,999	$89,779	$36,220	40.3%
Homes ordered	209	169	40	23.7%
Average sales price	$602.9	$531.2	$71.7	13.5%
West Region Totals
Dollars	$613,349	$485,605	$127,744	26.3%
Homes ordered	1,105	1,057	48	4.5%
Average sales price	$555.1	$459.4	$95.7	20.8%
Central Region - Texas
Central Region Totals
Dollars	$548,567	$391,968	$156,599	40.0%
Homes ordered	1,296	1,115	181	16.2%
Average sales price	$423.3	$351.5	$71.8	20.4%
East Region
Florida
Dollars	$226,914	$179,109	$47,805	26.7%
Homes ordered	572	479	93	19.4%
Average sales price	$396.7	$373.9	$22.8	6.1%
Georgia
Dollars	$100,891	$61,557	$39,334	63.9%
Homes ordered	220	164	56	34.1%
Average sales price	$458.6	$375.3	$83.3	22.2%
North Carolina
Dollars	$163,008	$157,687	$5,321	3.4%
Homes ordered	373	419	(46)	(11.0)%
Average sales price	$437.0	$376.3	$60.7	16.1%
South Carolina
Dollars	$52,656	$26,402	$26,254	99.4%
Homes ordered	154	76	78	102.6%
Average sales price	$341.9	$347.4	$(5.5)	(1.6)%
Tennessee
Dollars	$62,325	$46,802	$15,523	33.2%
Homes ordered	154	148	6	4.1%
Average sales price	$404.7	$316.2	$88.5	28.0%
East Region Totals
Dollars	$605,794	$471,557	$134,237	28.5%
Homes ordered	1,473	1,286	187	14.5%
Average sales price	$411.3	$366.7	$44.6	12.2%
(1)Home orders for any period represent the aggregate sales price of all homes ordered, net of cancellations. We do not include orders contingent upon the sale of a customer’s existing home or a mortgage pre-approval as a sales contract until the contingency is removed.

	Three Months Ended March 31,
	2022		2021
	Ending	Average	Ending	Average
Active Communities
Total	268	263.5	203	199.0
West Region
Arizona	40	39.5	33	33.0
California	23	22.5	19	17.5
Colorado	18	17.5	12	11.5
West Region Totals	81	79.5	64	62.0
Central Region - Texas
Central Region Totals	75	74.0	59	61.0
East Region
Florida	41	41.0	30	30.5
Georgia	15	15.0	12	9.5
North Carolina	29	27.5	24	22.5
South Carolina	13	13.5	6	6.0
Tennessee	14	13.0	8	7.5
East Region Totals	112	110.0	80	76.0

	Three Months Ended March 31,
	2022	2021
Cancellation Rates (1)
Total	10%	11%
West Region
Arizona	12%	10%
California	12%	13%
Colorado	9%	11%
West Region Totals	12%	11%
Central Region - Texas
Central Region Totals	11%	11%
East Region
Florida	4%	11%
Georgia	12%	14%
North Carolina	7%	8%
South Carolina	11%	17%
Tennessee	4%	9%
East Region Totals	7%	10%
(1)Cancellation rates are computed as the number of canceled units for the period divided by the gross sales units for the same period.

	At March 31,		Quarter over Quarter
	2022	2021	Change $	Change %
Order Backlog (1)
Total
Dollars	$3,038,927	$2,082,259	$956,668	45.9%
Homes in backlog	6,695	5,240	1,455	27.8%
Average sales price	$453.9	$397.4	$56.5	14.2%
West Region
Arizona
Dollars	$535,586	$429,171	$106,415	24.8%
Homes in backlog	1,237	1,185	52	4.4%
Average sales price	$433.0	$362.2	$70.8	19.5%
California
Dollars	$331,321	$276,202	$55,119	20.0%
Homes in backlog	464	453	11	2.4%
Average sales price	$714.1	$609.7	$104.4	17.1%
Colorado
Dollars	$246,932	$110,279	$136,653	123.9%
Homes in backlog	406	202	204	101.0%
Average sales price	$608.2	$545.9	$62.3	11.4%
West Region Totals
Dollars	$1,113,839	$815,652	$298,187	36.6%
Homes in backlog	2,107	1,840	267	14.5%
Average sales price	$528.6	$443.3	$85.3	19.2%
Central Region - Texas
Central Region Totals
Dollars	$973,828	$645,959	$327,869	50.8%
Homes in backlog	2,301	1,782	519	29.1%
Average sales price	$423.2	$362.5	$60.7	16.7%
East Region
Florida
Dollars	$411,478	$253,188	$158,290	62.5%
Homes in backlog	1,002	612	390	63.7%
Average sales price	$410.7	$413.7	$(3.0)	(0.7)%
Georgia
Dollars	$136,266	$64,355	$71,911	111.7%
Homes in backlog	296	174	122	70.1%
Average sales price	$460.4	$369.9	$90.5	24.5%
North Carolina
Dollars	$269,898	$214,079	$55,819	26.1%
Homes in backlog	641	574	67	11.7%
Average sales price	$421.1	$373.0	$48.1	12.9%
South Carolina
Dollars	$57,643	$39,785	$17,858	44.9%
Homes in backlog	166	111	55	49.5%
Average sales price	$347.2	$358.4	$(11.2)	(3.1)%
Tennessee
Dollars	$75,975	$49,241	$26,734	54.3%
Homes in backlog	182	147	35	23.8%
Average sales price	$417.4	$335.0	$82.4	24.6%
East Region Totals
Dollars	$951,260	$620,648	$330,612	53.3%
Homes in backlog	2,287	1,618	669	41.3%
Average sales price	$415.9	$383.6	$32.3	8.4%
(1)Our backlog represents net sales that have not closed.

Operating Results

Companywide. In the first quarter of 2022, home closing revenue improved 15.3% to $1.2 billion on 2,858 closings compared to $1.1 billion on 2,890 closings in the first quarter of 2021. The increase in home closing revenue year-over-year was driven entirely by the 16.6% increase in ASP on closings, as closing volume declined marginally by 1.1% due to elongated construction cycle times. We achieved our highest quarterly home orders of 3,874 homes valued at $1.8 billion in the first quarter of 2022 as compared to 3,458 homes valued at $1.3 billion in the first quarter of 2021. The higher order volume is due to a 32.4% increase in average active communities, while orders pace declined 15.5% to 4.9 per month, down from 5.8 in the first quarter of 2021 which was one of the highest quarterly orders paces in Company history. As a result of the increased construction cycle time caused by supply-chain and labor constraints, we continued to meter orders in the first quarter of 2022 to align our orders and starts with production capacity. Home order value increased 31.0% year-over-year, the combined result of higher volumes and rising ASP as we experienced pricing power driven by buyer demand. We ended the quarter with 268 actively selling communities, up from 203 at March 31, 2021. We ended the first quarter of 2022 with 6,695 homes in backlog valued at $3.0 billion, up from 5,240 homes valued at $2.1 billion at March 31, 2021. The year-over-year increases in backlog are the direct result of the favorable order volumes and pricing. Order cancellations were relatively flat at 10% for the first three months of 2022, as compared to 11% during the three month period in 2021, a further indication of strong demand in the market.
West. The West Region closed 864 homes in the first quarter of 2022, relatively flat with the 862 homes closed in 2021. Despite the flat volume, the Region improved home closing revenue 17.8% to $463.4 million resulting from an $80,000 increase in ASP due to sustained increases over the past few quarters from strong market demand. Orders and order value in the first quarter of 2022 of 1,105 homes valued at $613.3 million were up from 1,057 homes valued at $485.6 million in the 2021 period. The 4.5% higher order volume was due to a 28.2% increase in average community count, partially offset by an 19.3% decrease in orders pace year-over-year. As a result of our intentional choice to meter orders as previously discussed, orders pace decreased to 4.6 per month in the first quarter of 2022, versus 5.7 in 2021. The West Region had the Company's highest increase in ASP on orders of $95,700, or 20.8%, combined with the increase in volume resulted in a 26.3% increase in order value. The West Region ended the first quarter of 2022 with 2,107 homes in backlog valued at $1.1 billion, up from 1,840 units valued at $815.7 million at March 31, 2021, increases of 14.5% and 36.6%, respectively.
Central. In the first quarter of 2022, the Central Region closed 873 homes and generated $347.8 million in home closing revenue, as compared to 963 homes at $318.4 million in the first quarter of 2021. The 9.3% decrease in closings was more than offset by 20.5% higher ASP to achieve a 9.2% increase in home closing revenue. Both orders and order value improved year-over-year, with 1,296 homes ordered at $548.6 million in the first quarter of 2022, compared to 1,115 homes valued at $392.0 million in 2021. Order volume grew 16.2% due to the Region's 21.3% increase in average active communities, partially offset by a 4.9% decrease in orders pace to 5.8 per month in the first quarter of 2022, down slightly from 6.1 in 2021. With the Company's largest Regional increase in order volume of 16.2% and pricing power that drove ASP up by 20.4%, home order value improved 40.0% in the first quarter of 2022. The Central Region ended the first quarter of 2022 with 2,301 homes in backlog valued at $973.8 million, up from 1,782 units valued at $646.0 million at March 31, 2021.
East. The East Region delivered 1,121 closings and $434.2 million in home closing revenue during the first quarter of 2022, compared to 1,065 closings and $368.2 million in home closing revenue in the comparable prior year period, improvements of 5.3% and 17.9%, respectively. Orders and order value in the East Region grew by 14.5% and 28.5%, respectively, for the first quarter of 2022 with 1,473 units valued at $605.8 million compared to 1,286 units valued at $471.6 million in the prior year period. The higher orders is due to a 44.7% increase in average active communities, the largest Regional increase in the Company, which more than offset a 19.6% year-over-year decrease in orders pace to 4.5 per month compared to the prior year order pace of 5.6. The East Region ended the first quarter of 2022 with 2,287 homes in backlog valued at $951.3 million, up from 1,618 units valued at $620.6 million at March 31, 2021.
Land Closing Revenue and Gross Profit
From time to time, we may sell certain lots or land parcels to other homebuilders, developers or investors if we feel the sale will provide a greater economic benefit to us than continuing home construction or where we are looking to diversify our land positions in a specific geography, particularly with assets that no longer align with our strategy. As a result of such sales, we recognized land closing revenue of $41.5 million and $3.8 million for the three months ending March 31, 2022 and 2021, respectively, and profits of $10.8 million and $0.5 million for the three months ended March 31, 2022 and 2021, respectively.

Other Operating Information (dollars in thousands)

	Three Months Ended March 31,
	2022		2021
	Dollars	Percent of Home Closing Revenue	Dollars	Percent of Home Closing Revenue
Home Closing Gross Profit (1)
Total	$377,649	30.3%	$266,655	24.7%

West	$143,759	31.0%	$97,057	24.7%

Central	$104,405	30.0%	$85,373	26.8%

East	$129,485	29.8%	$84,225	22.9%

(1)Home closing gross profit represents home closing revenue less cost of home closings, including impairments, if any. Cost of home closings includes land and lot development costs, direct home construction costs, an allocation of common community costs (such as architectural, legal and zoning costs), interest, sales tax, impact fees, warranty, construction overhead and closing costs.
Companywide. Home closing gross margin for the first quarter of 2022 improved 560 basis points to 30.3% compared to 24.7% in the first quarter of 2021. The improvement in home closing gross margin is largely attributable to pricing power fueled by the sustained strong buyer demand and low supply of available homes, allowing ASPs on home closings to accelerate at a greater pace than both direct costs and lot costs. In addition, cost of home closings in the first three months of 2022 benefited from lower interest cost, the result of the lower interest rates from our debt refinancing transactions in recent years. Higher home closing revenue combined with the margin improvement led to a $111.0 million increase in home closing gross profit of $377.6 million for the three months ended March 31, 2022, compared to $266.7 million for the three months ended March 31, 2021.
West. The West Region had the highest home closing gross margin in the Company of 31.0% for the first quarter of 2022, a 630 basis point improvement over 24.7% in the first quarter of 2021. The improvement in home closing margin is mainly due to the favorable pricing environment where ASP increases have outpaced rising commodity and labor costs.
Central. Home closing gross margin in the Central Region improved 320 basis points to 30.0% for the first quarter of 2022 from 26.8% in the prior year quarter. The year-over-year improvement is due to pricing power leverage on both direct costs and lot costs.
East. The East Region saw the greatest improvement in home closing gross margin at 690 basis points year-over-year to 29.8% in the first quarter of 2022 versus 22.9% for the comparable 2021 period. High demand in the East Region has created opportunity to lift selling prices which have more than offset the steadily increasing commodity costs.
Financial Services Profit (in thousands)

	Three Months Ended March 31,
	2022	2021
Financial services profit	$3,334	$3,760
Financial services profit represents the net profit of our financial services operations, including the operating profit generated by our wholly-owned title and insurance companies, Carefree Title and Meritage Insurance, as well as our portion of earnings from a mortgage joint venture. Financial services profit decreased $0.4 million in the first quarter of 2022 to $3.3 million versus $3.8 million in 2021 due to a change in mix of financial services closing volume in markets where we provide financial services, as Carefree Title does not provide title and escrow services in all of the markets in which we have homebuilding operations.

Selling, General and Administrative Expenses and Other Expenses (dollars in thousands)

	Three Months Ended March 31,
	2022	2021
Commissions and other sales costs	$(65,540)	$(67,744)
Percent of home closing revenue	5.3%	6.3%
General and administrative expenses	$(39,995)	$(37,949)
Percent of home closing revenue	3.2%	3.5%
Interest expense	$(41)	$(90)
Other (expense)/income, net	$(317)	$798
Provision for income taxes	$(68,629)	$(34,134)

Commissions and Other Sales Costs. Commissions and other sales costs are comprised of internal and external commissions and related sales and marketing expenses such as advertising and sales office costs. These costs were $65.5 million, or 5.3% of home closing revenue, for the three months ended March 31, 2022, $2.2 million, or 100 basis points, lower than the prior year comparable period, resulting from a decrease in commissions paid to third party brokers that bring prospective buyers to our communities.
General and Administrative Expenses. General and administrative expenses represent corporate and divisional overhead expenses such as salaries and bonuses, occupancy, insurance and travel expenses. For the three months ended March 31, 2022, general and administrative expenses increased $2.0 million to $40.0 million, up from $37.9 million for the 2021 period. As a percentage of home closing revenue, these expenses decreased by 30 basis points to 3.2%. The increase in general administrative expenses year-over-year is due primarily to a higher employee headcount.
Interest Expense. Interest expense is comprised of interest incurred, but not capitalized, on our senior notes, other borrowings, and our amended and restated unsecured revolving credit facility ("Credit Facility"). Interest expense totaled $41,000 and $90,000 for the three months ended March 31, 2022 and 2021, respectively.
Other (Expense)/Income, Net. Other (expense)/income, net, primarily consists of (i) sublease income, (ii) interest earned on our cash and cash equivalents, (iii) payments and awards related to legal settlements and (iv) our portion of pre-tax income or loss from non-financial services joint ventures. For the three months ended March 31, 2022, Other (expense)/income, net was expense of $0.3 million, compared to income of $0.8 million in the 2021 comparable period.
Income Taxes. Our effective tax rate was 24.0% and 20.6% for the three months ended March 31, 2022 and 2021, respectively. The higher tax rate for the three months ended March 31, 2022 is due to the expiration of the Internal Revenue Code §45L new energy efficient homes credits on December 31, 2021.
Liquidity and Capital Resources
We have historically generated cash and funded our operations primarily from cash flows from operating activities. Additional sources of funds may include additional debt or equity financing and borrowing capacity under our Credit Facility. We exercise strict controls and believe we have a prudent strategy for Company-wide cash management, including those related to cash outlays for land and inventory acquisition and development. Our principal uses of cash include acquisition and development of new and previously controlled land and lot positions, home construction, operating expenses, and the payment of interest and routine liabilities. From time to time, we opportunistically repurchase our common stock and senior notes.
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
Short-term Liquidity and Capital Resources
Over the course of the next twelve months, we expect that our primary demand for funds will be for the construction of homes, as well as acquisition and development of both new and existing lots, operating expenses, including general and administrative expenses, interest payments and opportunistic common stock repurchases. We expect to meet these short-term liquidity requirements primarily through our cash and cash equivalents on hand and our net cash flows provided by operations.

Between our cash and cash equivalents on hand combined with the availability of funds in our Credit Facility, we believe that we currently have sufficient liquidity. Nevertheless, we may seek additional capital to strengthen our liquidity position, enable us to acquire additional land inventory in anticipation of improving market conditions, and/or strengthen our long-term capital structure.
Long-term Liquidity and Capital Resources
Beyond the next twelve months, our principal demands for funds will be for the construction of homes, land acquisition and development activities needed to grow our lot supply and active community count, payments of principal and interest on our senior notes as they become due or mature and common stock repurchases. We expect our existing and generated cash will be adequate to fund our ongoing operating activities as well as providing capital for investment in future land purchases and related development activities. To the extent the sources of capital described above are insufficient to meet our long-term cash needs, we may also conduct additional public offerings of our securities, refinance or secure new debt or dispose of certain assets to fund our operating activities. There can be no assurances that we would be able to obtain such additional capital on terms acceptable to us, if at all, and such additional equity or debt financing could dilute the interests of our existing stockholders or increase our interest costs.
Material Cash Requirements
We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact both short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on our unaudited consolidated balance sheets as of March 31, 2022, while others are considered future commitments for materials or services not yet provided. Our contractual obligations primarily consist of principal and interest payments on our senior notes, loans payable and other borrowings, including our Credit Agreement, letters of credit and surety bonds and operating leases. We have no debt maturities until 2025. We also have certain short-term lease commitments, commitments to fund our existing unconsolidated joint ventures and other purchase obligations in the normal course of business. Other material cash requirements include land acquisition and development costs, home construction costs and operating expenses, including our selling, general and administrative expenses. We plan to fund these commitments primarily with cash flows generated by operations, but may also utilize additional debt or equity financing and borrowing capacity under our Credit Facility. Our maximum exposure to loss on our purchase and option agreements is generally limited to non-refundable deposits and capitalized pre-acquisition costs.
For information about our loans payable and other borrowings, including our Credit Facility, and senior notes, reference is made to Notes 5 and 6 in the accompanying notes to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q and are incorporated by reference herein. For information about our lease obligations, reference is made to Note 4 in the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2021 and are incorporated by reference herein.
Reference is made to Notes 1, 3, 4, and 15 in the accompanying notes to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q and are incorporated by reference herein. These Notes discuss our off-balance sheet arrangements with respect to land acquisition contracts and option agreements, and land development joint ventures, including the nature and amounts of financial obligations relating to these items. In addition, these Notes discuss the nature and amounts of certain types of commitments that arise in connection with the ordinary course of our land development and homebuilding operations, including commitments of land development joint ventures for which we might be obligated, if any.
We do not engage in commodity trading or other similar activities. We had no derivative financial instruments at March 31, 2022 or December 31, 2021.
Operating Cash Flow Activities
During the three months ended March 31, 2022, net cash provided by operating activities totaled $12.2 million versus net cash used in operating activities of $13.9 million during the three months ended March 31, 2021. Operating cash flows in the first quarter of 2022 benefited from cash generated by net earnings of $217.3 million and an increase in accounts payable and accrued liabilities of $115.9 million due to timing of payments for routine transactions, offset by a $283.9 million increase in real estate assets and a $52.1 million increase in other receivables, prepaids and other assets. The increase in other receivables, prepaids and other assets was largely due to the purchase of fixed rate interest locks for eligible buyers in our backlog. During the first quarter of 2021, operating cash flows benefited from cash generated by net earnings of $131.8 million and a $38.7 million increase in accounts payable and accrued liabilities, offset by an increase in real estate assets of $193.4 million.

Investing Cash Flow Activities
During the three months ended March 31, 2022 and 2021, net cash used in investing activities totaled $6.2 million and $4.9 million, respectively. Cash used in investing activities for both periods is mainly attributable to the purchases of property and equipment of $6.4 million and $5.0 million, respectively.
Financing Cash Flow Activities
During the three months ended March 31, 2022 and 2021, net cash used in financing activities totaled $103.9 million and $10.3 million, respectively. The net cash used in financing activities in 2022 and 2021 primarily reflect $99.3 million and $8.4 million in share repurchases, respectively. Our Board of Directors has authorized the expenditure of up to $300.0 million to repurchase shares of our common stock under our current stock repurchase program, of which $54.1 million remained available as of March 31, 2022. There is no stated expiration for this program and repurchases may be made in the open market, privately negotiated transactions, or otherwise.

We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. Debt-to-capital and net debt-to-capital are calculated as follows (dollars in thousands):

	As of
	March 31, 2022	December 31, 2021
Senior notes, net, loans payable and other borrowings	$1,165,323	$1,160,038
Stockholders’ equity	3,168,315	3,044,389
Total capital	$4,333,638	$4,204,427
Debt-to-capital (1)	26.9%	27.6%
Senior notes, net, loans payable and other borrowings	$1,165,323	$1,160,038
Less: cash and cash equivalents	(520,395)	(618,335)
Net debt	644,928	541,703
Stockholders’ equity	3,168,315	3,044,389
Total net capital	$3,813,243	$3,586,092
Net debt-to-capital (2)	16.9%	15.1%

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

We have never declared cash dividends. Currently, we plan to utilize our cash to manage our liquidity and to grow community count. Future cash dividends, if any, will depend upon economic and financial conditions, results of operations, capital requirements, statutory requirements, restrictions imposed by our Credit Facility, as well as other factors considered relevant by our Board of Directors.

Credit Facility Covenants
Borrowings under the Credit Facility are unsecured, but availability is subject to, among other things, a borrowing base. The Credit Facility also contains certain financial covenants, including (a) a minimum tangible net worth requirement of $1.9 billion (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings), and (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 60%. In addition, we are required to maintain either (i) an interest coverage ratio (EBITDA to interest expense, as defined therein) of at least 1.50 to 1.00 or (ii) liquidity (as defined therein) of an amount not less than our consolidated interest incurred during the trailing 12 months. We were in compliance with all Credit Facility covenants as of March 31, 2022. Our actual financial covenant calculations as of March 31, 2022 are reflected in the table below.

Financial Covenant (dollars in thousands):	Covenant Requirement	Actual
Minimum Tangible Net Worth	> $2,176,919	$3,127,202
Leverage Ratio	< 60%	15.1%
Interest Coverage Ratio (1)	> 1.50	19.40
Minimum Liquidity (1)	> $61,957	$1,238,824
Investments other than defined permitted investments	< $938,161	$5,631

(1)We are required to meet either the Interest Coverage Ratio or Minimum Liquidity, but not both.
Seasonality
Historically, we have experienced seasonal variations in our quarterly operating results and capital requirements. We typically sell more homes in the first half of the fiscal year than in the second half, which creates additional working capital requirements in the second and third quarters to build our inventories to satisfy the deliveries in the second half of the year. We typically benefit from the cash generated from home closings more in the third and fourth quarters than in the first and second quarters. During 2020, historical cycles were impacted by COVID-19 and since then have been further impacted by sustained increased demand. We have continued to experience these impacts in the first quarter of 2022; however, we expect our historical seasonal pattern to continue over the long term, although it will continue to be affected by short-term volatility in the homebuilding industry and in the overall economy.
Recent Issued Accounting Pronouncements
See Note 1 to our unaudited consolidated financial statements included in this report for discussion of recently issued accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Our fixed rate debt is made up primarily of $1.2 billion in principal of our senior notes. Except in limited circumstances, we do not have an obligation to prepay our fixed-rate debt prior to maturity and, as a result, interest rate risk and changes in fair value should not have a significant impact on our fixed rate borrowings until we would be required to repay such debt and access the capital markets to issue new debt. Our Credit Facility is subject to interest rate changes as the borrowing rates are based on SOFR or Prime (see Note 5 in the accompanying notes to the unaudited consolidated financial statements included in this Form 10-Q).
Our operations are interest rate sensitive. As overall housing demand is adversely affected by increases in interest rates, a significant increase in mortgage interest rates may negatively affect the ability of homebuyers to secure adequate financing. Higher interest rates and/or rapidly increasing interest rates could adversely affect our revenues, gross margins, net income and cancellation rates and would also increase our variable rate borrowing costs on our Credit Facility, if any. We do not enter into, or intend to enter into, derivative interest rate swap financial instruments for trading or speculative purposes.

Item 4.	Controls and Procedures
In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, we have developed and implemented disclosure controls and procedures. Our management, with the participation of our CEO and CFO, has reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of March 31, 2022 (the “Evaluation Date”). Based on such evaluation, our management has concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective at a reasonable assurance level in ensuring that information that is required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item IA "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may eventually prove to materially adversely affect our business, financial condition and/or operating results. Except as described below, there has been no material change in our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.
Increases in interest rates or decreases in mortgage availability may make purchasing a home more difficult or less desirable and may negatively impact the ability to sell new and existing homes.
In general, housing demand is adversely affected by increases in interest rates and a lack of availability of mortgage financing. Most of our buyers finance their home purchases through our mortgage joint venture or third-party lenders providing mortgage financing. If mortgage interest rates increase and, consequently, the ability of prospective buyers to finance home purchases is adversely affected, our home sales and cash flow may be adversely affected and the impact may be material. Additionally, rapid increases in interest rates may negatively impact affordability of a home purchase for existing buyers in backlog who have not yet locked in a mortgage interest rate for their loan. This could lead to an increase in the number of contract cancellations in our reported sales order numbers. For example, although long-term interest rates remain low compared to historical averages, in the first three months of 2022 they have trended upward and are anticipated to continue to increase for the foreseeable future.
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
The above risks can also indirectly impact us to the extent our customers need to sell their existing homes to purchase a new home from us if the potential buyer of their home is unable to obtain mortgage financing.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
We have never declared cash dividends. Currently, we plan to retain our cash to finance the continuing development of the business. Future cash dividends, if any, will depend upon financial condition, results of operations, capital requirements, statutory requirements, restrictions imposed by our Credit Facility, as well as other factors considered relevant by our Board of Directors.

Issuer Purchases of Equity Securities
On February 13, 2019, our Board of Directors authorized a new stock repurchase program, authorizing the expenditure of up to $100.0 million to repurchase shares of our common stock. On November 13, 2020, the Board of Directors authorized the expenditure of an additional $100.0 million to repurchase shares of our common stock under this program. On August 12, 2021, the Board of Directors authorized the expenditure of an additional $100.0 million to repurchase shares of our common stock under this program, which was announced on August 17, 2021. There is no stated expiration for this program. The repurchases of the Company's shares may be made in the open market, in privately negotiated transactions, or otherwise. The timing and amount of repurchases, if any, will be determined by the Company's management at its discretion and be based on a variety of factors such as the market price of the Company's common stock, corporate and contractual requirements, prevailing market and economic conditions and legal requirements. The share repurchase program may be modified, suspended or discontinued at any time. As of March 31, 2022 there was $54.1 million available under this program to repurchase shares. We purchased 1,037,967 shares under the program during the three months ended March 31, 2022.

Period	Total Number of Shares Purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
January 1, 2022 - January 31, 2022	232,312	$98.63	232,312	$130,468,038
February 1, 2022 - February 28, 2022	647,641	$93.96	647,641	$69,615,096
March 1, 2022 - March 31, 2022	158,014	$98.33	158,014	$54,077,423
Total	1,037,967		1,037,967

Item 6.	Exhibits

Exhibit Number	Description	Page or Method of Filing
3.1	Restated Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3 of Form 8-K dated June 20, 2002

3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 10-Q for the quarter ended September 30, 1998

3.1.2	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated September 15, 2004

3.1.3	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Proxy Statement for the Registrant's 2006 Annual Meeting of Stockholders

3.1.4	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix B of Proxy Statement for the Registrant's 2008 Annual Meeting of Stockholders

3.1.5	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Definitive Proxy Statement filed by the Registrant with the Securities and Exchange Commission on January 9, 2009

3.2	Amended and Restated Bylaws of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated November 23, 2021

10.1 *	Employment Agreement between the Company and Malissia Clinton	Filed herewith

22	List of Guarantor Subsidiaries	Incorporated by reference to Exhibit 22 of Form 10-K for the year ended December 31, 2021

31.1	Rule 13a-14(a)/15d-14(a) Certification of Phillippe Lord, Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Hilla Sferruzza, Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Furnished herewith

101.0	The following financial statements from the Meritage Homes Corporation Quarterly Report on Form 10-Q as of and for the three months ended March 31, 2022 were formatted in Inline XBRL (Extensible Business Reporting Language); (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Income Statements, (iii) Unaudited Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Consolidated Financial Statements.

104.0	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL.

*    Indicates a management contract or compensation plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERITAGE HOMES CORPORATION, a Maryland corporation

By:	/s/ HILLA SFERRUZZA
Hilla Sferruzza Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date:	April 29, 2022

INDEX OF EXHIBITS

3.1	Restated Articles of Incorporation of Meritage Homes Corporation

3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.2	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.3	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.4	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.5	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.2	Amended and Restated Bylaws of Meritage Homes Corporation

10.1*	Employment Agreement between the Company and Malissia Clinton

22	List of Guarantor Subsidiaries

31.1	Rule 13a-14(a)/15d-14(a) Certification of Phillippe Lord, Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Hilla Sferruzza, Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.0	The following financial statements from the Meritage Homes Corporation Quarterly Report on Form 10-Q as of and for the three months ended March 31, 2022 were formatted in Inline XBRL (Extensible Business Reporting Language); (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Income Statements, (iii) Unaudited Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Consolidated Financial Statements.

104.0	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL.

*    Indicates a management contract or compensation plan.