Form 10-Q
period 2022-06-30
Meritage Homes CORP
filed 2022-07-29
CIK 833079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Common shares outstanding as of July 25, 2022: 36,566,975

MERITAGE HOMES CORPORATION

FORM 10-Q FOR THE QUARTER ENDED June 30, 2022

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	June 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$272,147	$618,335
Other receivables	171,408	147,548
Real estate	4,474,062	3,734,408
Real estate not owned	8,011	8,011
Deposits on real estate under option or contract	97,967	90,679
Investments in unconsolidated entities	11,223	5,764
Property and equipment, net	39,030	37,340
Deferred tax assets, net	41,271	40,672
Prepaids, other assets and goodwill	192,604	124,776
Total assets	$5,307,723	$4,807,533
Liabilities
Accounts payable	$341,717	$216,009
Accrued liabilities	326,856	337,277
Home sale deposits	60,820	42,610
Liabilities related to real estate not owned	7,210	7,210
Loans payable and other borrowings	15,613	17,552
Senior notes, net	1,143,038	1,142,486
Total liabilities	1,895,254	1,763,144
Stockholders’ Equity
Preferred stock, par value $0.01. Authorized 10,000,000 shares; none issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, par value $0.01. Authorized 125,000,000 shares; 36,566,975 and 37,340,855 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	366	373
Additional paid-in capital	315,590	414,841
Retained earnings	3,096,513	2,629,175
Total stockholders’ equity	3,412,469	3,044,389
Total liabilities and stockholders’ equity	$5,307,723	$4,807,533

See accompanying notes to unaudited consolidated financial statements.

MERITAGE HOMES CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED INCOME STATEMENTS

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Homebuilding:
Home closing revenue	$1,408,947	$1,264,643	$2,654,403	$2,344,625
Land closing revenue	3,434	12,956	44,912	16,755
Total closing revenue	1,412,381	1,277,599	2,699,315	2,361,380
Cost of home closings	(964,208)	(919,342)	(1,832,015)	(1,732,669)
Cost of land closings	(2,784)	(13,288)	(33,469)	(16,540)
Total cost of closings	(966,992)	(932,630)	(1,865,484)	(1,749,209)
Home closing gross profit	444,739	345,301	822,388	611,956
Land closing gross profit/(loss)	650	(332)	11,443	215
Total closing gross profit	445,389	344,969	833,831	612,171
Financial Services:
Revenue	5,139	5,665	9,811	10,416
Expense	(2,581)	(2,367)	(5,093)	(4,538)
Earnings from financial services unconsolidated entities and other, net	1,521	1,317	2,695	2,497
Financial services profit	4,079	4,615	7,413	8,375
Commissions and other sales costs	(69,383)	(73,889)	(134,923)	(141,633)
General and administrative expenses	(47,932)	(43,156)	(87,927)	(81,105)
Interest expense	—	(77)	(41)	(167)
Other (expense)/income, net	(458)	1,377	(775)	2,175
Loss on early extinguishment of debt	—	(18,188)	—	(18,188)
Earnings before income taxes	331,695	215,651	617,578	381,628
Provision for income taxes	(81,611)	(48,262)	(150,240)	(82,396)
Net earnings	$250,084	$167,389	$467,338	$299,232
Earnings per common share:
Basic	$6.82	$4.43	$12.69	$7.93
Diluted	$6.77	$4.36	$12.55	$7.80
Weighted average number of shares:
Basic	36,647	37,818	36,820	37,731
Diluted	36,962	38,377	37,239	38,357

See accompanying notes to unaudited consolidated financial statements.

MERITAGE HOMES CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net earnings	$467,338	$299,232
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	11,723	13,414
Stock-based compensation	10,045	8,590
Loss on early extinguishment of debt	—	18,188
Equity in earnings from unconsolidated entities	(2,145)	(1,807)
Distributions of earnings from unconsolidated entities	2,339	2,215
Other	(601)	2,266
Changes in assets and liabilities:
Increase in real estate	(729,450)	(469,733)
Increase in deposits on real estate under option or contract	(7,288)	(14,863)
Increase in other receivables, prepaids and other assets	(90,419)	(36,390)
Increase in accounts payable and accrued liabilities	113,421	26,532
Increase in home sale deposits	18,210	8,884
Net cash used in operating activities	(206,827)	(143,472)
Cash flows from investing activities:
Investments in unconsolidated entities	(5,653)	(1)
Purchases of property and equipment	(12,852)	(10,970)
Proceeds from sales of property and equipment	247	292
Maturities/sales of investments and securities	1,032	2,697
Payments to purchase investments and securities	(1,032)	(2,697)
Net cash used in investing activities	(18,258)	(10,679)
Cash flows from financing activities:
Repayment of loans payable and other borrowings	(11,800)	(5,758)
Repayment of senior notes	—	(317,690)
Proceeds from issuance of senior notes	—	450,000
Payment of debt issuance costs	—	(6,102)
Repurchase of shares	(109,303)	(27,546)
Net cash (used in)/provided by financing activities	(121,103)	92,904
Net decrease in cash and cash equivalents	(346,188)	(61,247)
Cash and cash equivalents, beginning of period	618,335	745,621
Cash and cash equivalents, end of period	$272,147	$684,374

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

We commenced our homebuilding operations in 1985 through our predecessor company, Monterey Homes. Meritage Homes Corporation was incorporated in the state of Maryland in 1988 under the name of Homeplex Mortgage Investments Corporation and merged with Monterey Homes in 1996, at which time our name was changed to Monterey Homes Corporation and later ultimately to Meritage Homes Corporation. Since that time, we have engaged in homebuilding and related activities. Meritage Homes Corporation operates as a holding company and has no independent assets or operations. Its homebuilding construction, development and sales activities are conducted through its subsidiaries. Our homebuilding activities are conducted under the name of Meritage Homes in each of our homebuilding markets. At June 30, 2022, we were actively selling homes in 303 communities, with base prices ranging from approximately $244,000 to $1,400,000.

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

Cash and Cash Equivalents. Liquid investments with an initial maturity of three months or less are classified as cash equivalents. Amounts in transit from title companies or closing agents for home closings of approximately $116.6 million and $95.4 million are included in cash and cash equivalents at June 30, 2022 and December 31, 2021, respectively.

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

We rely on certain estimates to determine our construction and land development costs. Construction and land costs are comprised of direct and allocated costs, including estimated future costs. In determining these costs, we compile project budgets that are based on a variety of assumptions, including future construction schedules and costs to be incurred. Actual results can differ from budgeted amounts for various reasons, including construction delays, labor or material shortages, absorptions that differ from our expectations, increases in costs that have not yet been committed, changes in governmental requirements, or other unanticipated issues encountered during construction and development and other factors beyond our control. To address uncertainty in these budgets, we assess, update and revise project budgets on a regular basis, utilizing the most current information available to estimate home construction and land development costs.

Typically, a community's life cycle ranges from three to five years, commencing with the acquisition of the land, continuing through the land development phase, if applicable, and concluding with the sale, construction and closing of the homes. Actual community lives will vary based on the size of the community, the sales orders absorption rates and whether the land purchased was raw, partially-developed or in finished status. Master-planned communities encompassing several phases and super-block land parcels may have significantly longer lives and projects involving smaller finished lot purchases may be significantly shorter.

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

Deposits. Deposits paid related to land option and purchase contracts are recorded and classified as Deposits on real estate under option or contract until the related land is purchased. Deposits are reclassified as a component of real estate inventory at the time the deposit is used to offset the acquisition price of the land based on the terms of the underlying agreements. To the extent they are non-refundable, deposits are expensed to Cost of home closings if the land acquisition is terminated or no longer considered probable. Since our acquisition contracts typically do not require specific performance, we do not consider such contracts to be contractual obligations to purchase the land and our total exposure under such contracts is limited to the loss of any non-refundable deposits and any ancillary capitalized costs. Our Deposits on real estate under option or contract were $98.0 million and $90.7 million as of June 30, 2022 and December 31, 2021, respectively.

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

The table below outlines our ROU assets and lease liabilities (in thousands):

	As of
	June 30, 2022	December 31, 2021
ROU assets	$19,725	$21,038
Lease liabilities	24,084	26,171

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

The table below outlines our surety bond and letter of credit obligations (in thousands):

	As of
	June 30, 2022		December 31, 2021
		Estimated work		Estimated work
		remaining to		remaining to
	Outstanding	complete	Outstanding	complete
Sureties:
Sureties related to owned projects and lots under contract	$696,017	$401,730	$620,297	$352,152
Total Sureties	$696,017	$401,730	$620,297	$352,152
Letters of Credit (“LOCs”):
LOCs for land development	$58,124	N/A	$57,396	N/A
LOCs for general corporate operations	5,000	N/A	5,000	N/A
Total LOCs	$63,124	N/A	$62,396	N/A

Accrued Liabilities. Accrued liabilities at June 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	As of
	June 30, 2022	December 31, 2021
Accruals related to real estate development and construction activities	$150,525	$115,214
Payroll and other benefits	73,601	102,773
Accrued interest	7,195	5,556
Accrued taxes	17,084	37,297
Warranty reserves	31,437	26,264
Lease liabilities	24,084	26,171
Other accruals	22,930	24,002
Total	$326,856	$337,277

Warranty Reserves. We provide home purchasers with limited warranties against certain building defects and we have certain obligations related to those post-construction warranties for closed homes. The specific terms and conditions of these limited warranties vary by state, but overall the nature of the warranties include a complete workmanship and materials warranty for the first year after the close of the home, a major mechanical warranty for two years after the close of the home and a structural warranty that typically extends up to 10 years after the close of the home. With the assistance of an actuary, we have estimated these reserves for the structural warranty based on the number of homes still under warranty and historical data and trends for our communities. We may use industry data with respect to similar product types and geographic areas in markets where our experience is incomplete to draw a meaningful conclusion. We regularly review our warranty reserves and adjust them, as necessary, to reflect changes in trends as information becomes available. Based on such reviews of warranty costs incurred, we did not adjust the warranty reserve balance in the three or six months ended June 30, 2022 or 2021. Included in the warranty reserve balances at June 30, 2022 and  December 31, 2021 reflected in the table below are case-specific reserves for warranty matters, as discussed in Note 15.

A summary of changes in our warranty reserves follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022		2021	2022		2021
Balance, beginning of period	$26,667		$23,767	$26,264		$23,743
Additions to reserve from new home deliveries	5,308		4,514	9,836		8,324
Warranty claims	(538)	(1)	(3,216)	(4,663)	(1)	(7,002)
Adjustments to pre-existing reserves	—		—	—		—
Balance, end of period	$31,437		$25,065	$31,437		$25,065

(1)	Includes recoveries for costs incurred over several years on a foundation design and performance matter that affected a single community in Texas.

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

Home closing and land closing revenue expected to be recognized in any future year related to remaining performance obligations (if any) and the associated contract liabilities expected to be recognized as revenue, excluding revenue pertaining to contracts that have an original expected duration of one year or less, is not material. Revenue from financial services includes estimated future insurance policy renewal commissions as our performance obligations are satisfied upon issuance of the initial policy with a third party broker. The related contract assets for these estimated future renewal commissions are not material at June 30, 2022 and December 31, 2021. Our three sources of revenue are disaggregated by type in the accompanying unaudited consolidated income statements.

Recent Accounting Pronouncements.

There are no recent accounting pronouncements that are expected to have a material impact on our financial statements or financial statement disclosures.

NOTE 2 — REAL ESTATE AND CAPITALIZED INTEREST

Real estate consists of the following (in thousands):

	As of
	June 30, 2022	December 31, 2021
Homes under contract under construction (1)	$1,527,013	$1,039,822
Unsold homes, completed and under construction (1)	748,845	484,999
Model homes (1)	89,539	81,049
Finished home sites and home sites under development (2) (3)	2,108,665	2,128,538
Total	$4,474,062	$3,734,408

(1)	Includes the allocated land and land development costs associated with each lot for these homes.

(2)

Includes raw land, land held for development and land held for sale, less impairments, if any. We do not capitalize interest for inactive assets, and all ongoing costs of land ownership (i.e. property taxes, homeowner association dues, etc.) are expensed as incurred.

(3)	Includes land held for sale of $58.2 million and $62.1 million as of June 30, 2022 and December 31, 2021, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Capitalized interest, beginning of period	$59,082	$57,540	$56,253	$58,940
Interest incurred	15,171	16,321	30,384	32,413
Interest expensed	—	(77)	(41)	(167)
Interest amortized to cost of home and land closings	(12,794)	(17,074)	(25,137)	(34,476)
Capitalized interest, end of period	$61,459	$56,710	$61,459	$56,710

NOTE 3 — VARIABLE INTEREST ENTITIES AND CONSOLIDATED REAL ESTATE NOT OWNED

We enter into purchase and option agreements for land or lots as part of the normal course of business. These purchase and option agreements enable us to acquire properties at one or multiple future dates at pre-determined prices. We believe these acquisition structures allow us to better leverage our balance sheet and reduce our financial risk associated with land acquisitions. In accordance with ASC 810, Consolidation, we evaluate all purchase and option agreements for land to determine whether they are a variable interest entity ("VIE"), and if so, whether we are the primary beneficiary. Although we do not have legal title to the underlying land, if we are the primary beneficiary we are required to consolidate the VIE in our financial statements and reflect such assets and liabilities as Real estate not owned and Liabilities related to real estate not owned, respectively. As a result of our analyses, we determined that as of June 30, 2022 and December 31, 2021, we were not the primary beneficiary of any VIEs from which we have acquired rights to land or lots under option contracts.

The table below presents a summary of our lots under option at June 30, 2022 (dollars in thousands):

	Projected		Option/
	Number	Purchase	Earnest Money
	of Lots	Price	Deposits–Cash
Purchase and option contracts recorded on balance sheet as Real estate not owned (1)	1	$8,011	$801
Option contracts — non-refundable deposits, committed (2)	11,991	644,294	64,290
Purchase contracts — non-refundable deposits, committed (2)	10,880	302,555	22,712
Purchase and option contracts —refundable deposits, committed	1,450	35,228	1,477
Total committed	24,322	990,088	89,280
Purchase and option contracts — refundable deposits, uncommitted (3)	26,541	877,421	9,488
Total lots under contract or option	50,863	$1,867,509	$98,768
Total purchase and option contracts not recorded on balance sheet (4)	50,862	$1,859,498	$97,967	(5)

(1)	Real estate not owned represents a single parcel of land intended for multi-family housing that, once purchased, the Company intends to sell.

(2)	Deposits are non-refundable except if certain contractual conditions are not performed by the selling party.

(3)	Deposits are refundable at our sole discretion. We have not completed our acquisition evaluation process and we have not internally committed to purchase these lots.

(4)

Except for our specific performance contracts recorded on our unaudited consolidated balance sheets as Real estate not owned (if any), none of our purchase or option contracts require us to purchase lots.

(5)	Amount is reflected in our unaudited consolidated balance sheets in Deposits on real estate under option or contract as of June 30, 2022.

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

NOTE 4 - INVESTMENTS IN UNCONSOLIDATED ENTITIES

We may enter into joint ventures as a means of accessing larger parcels of land, expanding our market opportunities, managing our risk profile, optimizing deal structure for the impacted parties and leveraging our capital. While purchasing land through a joint venture can be beneficial, currently we do not view joint ventures as critical to the success of our homebuilding operations. Our joint venture partners generally are other homebuilders, land sellers or other real estate investors. We generally do not have a controlling interest in these ventures, which means our joint venture partners could cause the venture to take actions we disagree with, or fail to take actions we believe should be undertaken, including the sale of the underlying property to repay debt or recoup all or part of the partners' investments. Based on the structure of these joint ventures, they may or may not be consolidated into our results. As of June 30, 2022, we had two active equity-method land ventures and one mortgage joint venture, which is engaged in mortgage activities and primarily provides services to our homebuyers.

Summarized condensed combined financial information related to unconsolidated joint ventures that are accounted for using the equity method was as follows (in thousands):

	As of
	June 30, 2022	December 31, 2021
Assets:
Cash	$2,826	$7,983
Real estate	16,784	7,989
Other assets	7,024	3,903
Total assets	$26,634	$19,875
Liabilities and equity:
Accounts payable and other liabilities	$5,990	$7,899
Equity of:
Meritage (1)	10,198	4,752
Other	10,446	7,224
Total liabilities and equity	$26,634	$19,875

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$9,840	$10,108	$19,078	$19,103
Costs and expenses	(7,936)	(8,404)	(16,208)	(16,529)
Net earnings of unconsolidated entities	$1,904	$1,704	$2,870	$2,574
Meritage’s share of pre-tax earnings (1) (2)	$1,208	$1,057	$2,192	$1,807

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

(2)

Our share of pre-tax earnings from our mortgage joint venture is recorded in Earnings from financial services unconsolidated entities and other, net on the accompanying unaudited consolidated income statements. Our share of pre-tax earnings from all other joint ventures is recorded in Other (expense)/income, net on the accompanying unaudited consolidated income statements and excludes joint venture profit related to lots we purchased from the joint ventures, if any. Such profit is deferred until homes are delivered by us and title passes to a homebuyer.

NOTE 5 — LOANS PAYABLE AND OTHER BORROWINGS

Loans payable and other borrowings consist of the following (in thousands):

	As of
	June 30, 2022	December 31, 2021
Other borrowings, real estate notes payable (1)	$15,613	$17,552
$780.0 million unsecured revolving credit facility	—	—
Total	$15,613	$17,552

(1)	Reflects balance of non-recourse notes payable in connection with land purchases.

The Company entered into an amended and restated unsecured revolving credit facility ("Credit Facility") in 2014 that has been amended from time to time. In December 2021, the Credit Facility was amended to extend the maturity date to December 22, 2026 and replace LIBOR as the benchmark interest rate with the Secured Overnight Financing Rate ("SOFR") as described below. The Credit Facility's aggregate commitment is $780.0 million with an accordion feature permitting the size of the facility to increase to a maximum of $880.0 million, subject to certain conditions, including the availability of additional bank commitments. Borrowings under the Credit Facility bear interest at the Company's option, at either (1) term SOFR (based on 1, 3, or 6 month interest periods, as selected by the Company) plus a 10 basis point adjustment plus an applicable margin (ranging from 125 basis points to 175 basis points (the "applicable margin")) based on the Company's leverage ratio as determined in accordance with a pricing grid, (2) the higher of (i) the prime lending rate, (ii) an overnight bank rate plus 50 basis points and (iii) term SOFR (based on a 1 month interest period) plus a 10 basis point adjustment plus 1%, in each case plus a margin ranging from 25 basis points to 75 basis points based on the Company's leverage in accordance with a pricing grid, or (3) daily simple SOFR plus a 10 basis point adjustment plus the applicable margin. At June 30, 2022, the interest rate on outstanding borrowings under the Credit Facility would have been 3.040% per annum, calculated in accordance with option (1) discussed previously and using the 1-month term SOFR. We are obligated to pay a fee on the undrawn portion of the Credit Facility at a rate equal to the applicable margin then in effect.

The Credit Facility also contains certain financial covenants, including (a) a minimum tangible net worth requirement of $1.9 billion (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings), and (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 60%. In addition, we are required to maintain either (i) an interest coverage ratio (EBITDA to interest expense, as defined therein) of at least 1.50 to 1.00 or (ii) liquidity (as defined therein) of an amount not less than our consolidated interest incurred during the trailing 12 months. We were in compliance with all Credit Facility covenants as of June 30, 2022.

We had no outstanding borrowings under the Credit Facility as of June 30, 2022 and December 31, 2021. There were no borrowings or repayments during the three and six months ended June 30, 2022 and 2021. As of June 30, 2022, we had outstanding letters of credit issued under the Credit Facility totaling $63.1 million, leaving $716.9 million available under the Credit Facility to be drawn.

NOTE 6 — SENIOR NOTES, NET

Senior notes, net consist of the following (in thousands):

	As of
	June 30, 2022	December 31, 2021
6.00% senior notes due 2025. At June 30, 2022 and December 31, 2021 there was approximately $2,386 and $2,795 in net unamortized premium, respectively.	$402,386	$402,795
5.125% senior notes due 2027	300,000	300,000
3.875% senior notes due 2029	450,000	450,000
Net debt issuance costs	(9,348)	(10,309)
Total	$1,143,038	$1,142,486

The indentures for all of our senior notes contain non-financial covenants including, among others, limitations on the amount of secured debt we may incur, and limitations on sale and leaseback transactions and mergers. We were in compliance with all such covenants as of June 30, 2022.

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

Financial Instruments: The fair value of our fixed-rate debt is derived from quoted market prices by independent dealers (Level 2 inputs as per the discussion above) and is as follows (in thousands):

	As of
	June 30, 2022		December 31, 2021
	Aggregate	Estimated Fair	Aggregate	Estimated Fair
	Principal	Value	Principal	Value
6.00% senior notes due 2025	$400,000	$390,000	$400,000	$446,520
5.125% senior notes due 2027	$300,000	$274,500	$300,000	$329,640
3.875% senior notes due 2029	$450,000	$372,375	$450,000	$472,500

Due to the short-term nature of other financial assets and liabilities, including our Loans payable and other borrowings, we consider the carrying amounts of our other short-term financial instruments to approximate fair value.

NOTE 8 — EARNINGS PER SHARE

Basic and diluted earnings per common share were calculated as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Basic weighted average number of shares outstanding	36,647	37,818	36,820	37,731
Effect of dilutive securities:
Unvested restricted stock	315	559	419	626
Diluted average shares outstanding	36,962	38,377	37,239	38,357
Net earnings	$250,084	$167,389	$467,338	$299,232
Basic earnings per share	$6.82	$4.43	$12.69	$7.93
Diluted earnings per share	$6.77	$4.36	$12.55	$7.80

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

A summary of the carrying amount of goodwill follows (in thousands):

				Financial
	West	Central	East	Services	Corporate	Total
Balance at December 31, 2021	$—	$—	$32,962	$—	$—	$32,962
Additions	—	—	—	—	—	—
Balance at June 30, 2022	$—	$—	$32,962	$—	$—	$32,962

NOTE 10 — STOCKHOLDERS’ EQUITY

A summary of changes in stockholders’ equity is presented below (in thousands):

	Six Months Ended June 30, 2022
	(In thousands)
			Additional
	Number of	Common	Paid-In	Retained
	Shares	Stock	Capital	Earnings	Total
Balance at December 31, 2021	37,341	$373	$414,841	$2,629,175	$3,044,389
Net earnings	—	—	—	217,254	217,254
Stock-based compensation expense	—	—	5,975	—	5,975
Issuance of stock	392	4	(4)	—	—
Share repurchases	(1,038)	(10)	(99,293)	—	(99,303)
Balance at March 31, 2022	36,695	$367	$321,519	$2,846,429	$3,168,315
Net earnings	—	—	—	250,084	250,084
Stock-based compensation expense	—	—	4,070	—	4,070
Share repurchases	(128)	(1)	(9,999)	—	(10,000)
Balance at June 30, 2022	36,567	$366	$315,590	$3,096,513	$3,412,469

	Six Months Ended June 30, 2021
	(In thousands)
			Additional
	Number of	Common	Paid-In	Retained
	Shares	Stock	Capital	Earnings	Total
Balance at December 31, 2020	37,512	$375	$455,762	$1,891,731	$2,347,868
Net earnings	—	—	—	131,843	131,843
Stock-based compensation expense	—	—	5,367	—	5,367
Issuance of stock	435	4	(4)	—	—
Share repurchases	(100)	(1)	(8,384)	—	(8,385)
Balance at March 31, 2021	37,847	$378	$452,741	$2,023,574	$2,476,693
Net earnings	—	—	—	167,389	167,389
Stock-based compensation expense	—	—	3,223	—	3,223
Issuance of stock	(200)	(2)	(19,159)	—	(19,161)
Balance at June 30, 2021	37,647	$376	$436,805	$2,190,963	$2,628,144

NOTE 11 — STOCK-BASED AND DEFERRED COMPENSATION

We have a stock compensation plan, the Meritage Homes Corporation 2018 Stock Incentive Plan (the “2018 Plan"), that was approved by our Board of Directors and our stockholders and adopted in May 2018. The 2018 Plan is administered by our Board of Directors and allows for the grant of stock appreciation rights, restricted stock awards, restricted stock units, performance share awards and performance-based awards in addition to non-qualified and incentive stock options. All available shares from expired, terminated, or forfeited awards that remained under prior plans were merged into and became available for grant under the 2018 Plan. The 2018 Plan authorizes awards to officers, key employees, non-employee directors and consultants. The 2018 Plan authorizes 6,600,000 shares of stock to be awarded, of which 722,718 shares remain available for grant at June 30, 2022. We believe that such awards provide a means of performance-based compensation to attract and retain qualified employees and better align the interests of our employees with those of our stockholders. Non-vested stock awards are usually granted with a five-year ratable vesting period for employees, a three-year cliff vesting for both restricted stock and performance-based awards granted to senior executive officers, and either a three-year cliff vesting or one-year vesting for non-employee directors, dependent on their start date.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock-based compensation expense	$4,070	$3,223	$10,045	$8,590
Non-vested shares granted	—	—	264,862	221,552
Performance-based non-vested shares granted	—	—	40,004	46,593
Performance-based shares issued in excess of target shares granted (1)	—	—	37,146	37,425
Restricted stock awards vested (includes performance-based awards)	—	—	392,160	434,729

(1)	Performance-based shares that vested and were issued as a result of performance achievement exceeding the originally established targeted number of shares related to respective performance metrics.

The following table includes additional information regarding our stock compensation plan (dollars in thousands):

	As of
	June 30, 2022	December 31, 2021
Unrecognized stock-based compensation cost	$38,340	$25,007
Weighted average years expense recognition period	2.13	1.97
Total equity awards outstanding (1)	816,513	883,280

(1)	Includes unvested restricted stock awards, restricted stock units and performance-based awards (assuming 100%/target payout).

We also offer a non-qualified deferred compensation plan ("deferred compensation plan") to highly compensated employees in order to allow them additional pre-tax income deferrals above and beyond the limits that qualified plans, such as 401(k) plans, impose on highly compensated employees. We do not currently offer a contribution match on the deferred compensation plan. All contributions to the plan to date have been funded by the employees and, therefore, we have no associated expense related to the deferred compensation plan for the three and six months ended June 30, 2022 or 2021, other than minor administrative costs.

NOTE 12 — INCOME TAXES

Components of the income tax provision are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Federal	$67,118	$38,713	$123,463	$67,826
State	14,493	9,549	26,777	14,570
Total	$81,611	$48,262	$150,240	$82,396

The effective tax rate for the three and six months ended June 30, 2022 was 24.6% and 24.3%, respectively and for the three and six months ended June 30, 2021 was 22.4% and 21.6%, respectively. The higher tax rate for the three and six months ended June 30, 2022 is due to the expiration of Internal Revenue Code ("IRC") §45L new energy efficient homes credit, which was enacted into law under the Taxpayer Certainty and Disaster Tax Relief Act of 2019 and subsequently extended through December 31, 2021 by enactment of the Taxpayer Certainty and Disaster Tax Relief Act of 2020. Since the new energy efficient homes credit has not been extended beyond 2021, the effective tax rates in 2022 do not include such benefits.

At June 30, 2022 and December 31, 2021, we have no unrecognized tax benefits. We believe that our current income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change. Our policy is to accrue interest and penalties on unrecognized tax benefits and include them in the provision for income taxes.

We determine our deferred tax assets and liabilities in accordance with ASC 740, Income Taxes. We evaluate our deferred tax assets, including the benefit from net operating losses ("NOLs"), by jurisdiction to determine if a valuation allowance is required. Companies must assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. This assessment considers, among other matters, the nature, frequency and severity of cumulative losses, forecasts of future profitability, the length of statutory carry forward periods, experiences with operating losses and experiences of utilizing tax credit carry forwards and tax planning alternatives. We have no valuation allowance on our deferred tax assets and no NOL carryovers at June 30, 2022.

At June 30, 2022, we have a current income tax payable of $5.6 million and no income taxes receivable. The income taxes payable primarily consists of current federal and state income tax accruals, net of current energy tax credits and estimated tax payments. This amount is recorded in Accrued liabilities on the accompanying unaudited consolidated balance sheets at June 30, 2022.

We conduct business and are subject to tax in the U.S. both federally and in several states. With few exceptions, we are no longer subject to U.S. federal, state, or local income tax examinations by taxing authorities for years prior to 2017. We have no federal or state income tax examinations being conducted at this time.

NOTE 13 — SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following table presents certain supplemental cash flow information (in thousands):

	Six Months Ended June 30,
	2022	2021
Cash paid during the year for:
Interest, net of interest capitalized	$(1,282)	$227
Income taxes paid	$168,464	$83,127
Non-cash operating activities:
Real estate acquired through notes payable	$9,861	$2,198

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

Management’s evaluation of segment performance is based on segment operating income, which we define as home and land closing revenues less cost of home and land closings, including land development and other land sales costs, commissions and other sales costs, and other general and administrative costs incurred by or allocated to each segment, including impairments. Each reportable segment follows the same accounting policies described in Note 1, “Organization and Basis of Presentation.” Operating results for each segment may not be indicative of the results for such segment had it been an independent, stand-alone entity for the periods presented.

The following segment information is in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Homebuilding revenue (1):
West	$487,803	$452,165	$982,309	$845,595
Central	424,036	403,838	779,660	726,022
East	500,542	421,596	937,346	789,763
Consolidated total	$1,412,381	$1,277,599	$2,699,315	$2,361,380
Homebuilding segment operating income:
West	$115,403	$78,938	$236,259	$143,189
Central	100,203	84,965	175,463	141,958
East	119,395	73,477	212,943	123,656
Total homebuilding segment operating income	335,001	237,380	624,665	408,803
Financial services segment profit	4,079	4,615	7,413	8,375
Corporate and unallocated costs (2)	(6,927)	(9,456)	(13,684)	(19,370)
Interest expense	—	(77)	(41)	(167)
Other (expense)/income, net	(458)	1,377	(775)	2,175
Loss on early extinguishment of debt	—	(18,188)	—	(18,188)
Net earnings before income taxes	$331,695	$215,651	$617,578	$381,628

(1)	Homebuilding revenue includes the following land closing revenue, by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Land closing revenue:
West	$1,725	$12,956	$32,807	$12,956
Central	1,709	—	9,505	3,799
East	—	—	2,600	—
Total	$3,434	$12,956	$44,912	$16,755

(2)	Balance consists primarily of corporate costs and numerous shared service functions such as finance and treasury that are not allocated to the homebuilding or financial services reporting segments.

	At June 30, 2022

							Financial	Corporate and
	West		Central		East		Services	Unallocated		Total
Deposits on real estate under option or contract	$28,922		$10,714		$58,331		$—	$—		$97,967
Real estate	1,861,310		1,316,092		1,296,660		—	—		4,474,062
Investments in unconsolidated entities	110		2,936		7,360		—	817		11,223
Other assets	77,526	(1)	209,131	(2)	120,461	(3)	519	316,834	(4)	724,471
Total assets	$1,967,868		$1,538,873		$1,482,812		$519	$317,651		$5,307,723

(1)	Balance consists primarily of cash and cash equivalents, development reimbursements from local municipalities and property and equipment.

(2)	Balance consists primarily of cash and cash equivalents, development reimbursements from local municipalities and prepaids and other assets.

(3)	Balance consists primarily of cash and cash equivalents, goodwill (see Note 9), prepaids and other assets and property and equipment.

(4)	Balance consists primarily of cash and cash equivalents, deferred tax assets and prepaids and other assets.

	At December 31, 2021

							Financial	Corporate and
	West		Central		East		Services	Unallocated		Total
Deposits on real estate under option or contract	$26,687		$11,132		$52,860		$—	$—		$90,679
Real estate	1,571,477		1,076,300		1,086,631		—	—		3,734,408
Investments in unconsolidated entities	87		2,974		1,707		—	996		5,764
Other assets	66,897	(1)	199,791	(2)	102,073	(3)	610	607,311	(4)	976,682
Total assets	$1,665,148		$1,290,197		$1,243,271		$610	$608,307		$4,807,533

(1)	Balance consists primarily of cash and cash equivalents, development reimbursements from local municipalities and property and equipment.

(2)	Balance consists primarily of cash and cash equivalents, development reimbursements from local municipalities and prepaids and other assets.

(3)	Balance consists primarily of cash and cash equivalents, real estate not owned, goodwill, prepaids and other assets and property and equipment.

(4)	Balance consists primarily of cash and cash equivalents, deferred tax assets and prepaids and other assets.

NOTE 15 — COMMITMENTS AND CONTINGENCIES

We are involved in various routine legal and regulatory proceedings, including, without limitation, claims and litigation alleging construction defects. In general, the proceedings are incidental to our business, and most exposure is subject to and should be covered by warranty and indemnity obligations of our consultants and subcontractors. Additionally, some such claims are also covered by insurance. With respect to the majority of pending litigation matters, our ultimate legal and financial responsibility, if any, cannot be estimated with certainty and, in most cases, any potential losses related to these matters are not considered probable. Historically, most disputes regarding warranty claims are resolved prior to litigation. We believe there are no pending legal or warranty matters as of June 30, 2022 that could have a material adverse impact upon our consolidated financial condition, results of operations or cash flows that have not been sufficiently reserved.

As discussed in Note 1 under the heading “Warranty Reserves”, we have case-specific reserves within our $31.4 million of total warranty reserves related to alleged stucco defects in certain homes we constructed predominantly between 2006 and 2017. Our review and handling of this matter is ongoing and our estimate of and reserves for resolving this matter is based on internal data, our judgment and various assumptions and estimates. Due to the degree of judgment and the potential for variability in our underlying assumptions and data, as we obtain additional information, we may revise our estimate and thus our related reserves. As of June 30, 2022, after considering potential recoveries from the consultants and contractors involved and their insurers and the potential recovery under our general liability insurance policies, we believe our reserves are sufficient to cover the above mentioned matter. See Note 1 for information related to our warranty obligations.

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

The words “believe,” “expect,” “anticipate,” “forecast,” “plan,” “intend,” “may,” “will,” “should,” “could,” “estimate,” "target," and “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. All statements we make other than statements of historical fact are forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Forward-looking statements in this Annual Report include statements concerning our belief that we have ample liquidity; our goals, strategies and strategic initiatives including our all-spec strategy for entry-level homes and the anticipated benefits relating thereto; our intentions and the expected benefits and advantages of our product and land positioning strategies, including with respect to our focus on the first-time and first move-up buyer and housing demand for affordable homes; the benefits of and our intentions to use options to acquire land; our delivery of substantially all of our backlog existing as of year end; our positions and our expected outcome relating to litigation in general; our intentions to not pay dividends; that we may repurchase our debt and equity securities; our non-use of derivative financial instruments; expectations regarding our industry and our business for the remainder of 2022 and beyond, including our all-spec strategy for entry-level homes; the demand for and the pricing of our homes; our land and lot acquisition strategy (including that we will redeploy cash to acquire well-positioned finished lots and that we may participate in joint ventures or opportunities outside of our existing markets if opportunities arise and the benefits relating thereto); that we may expand into new markets; the availability of labor and materials for our operations; that we may seek additional debt or equity capital; our expectation that existing guarantees, letters of credit and performance and surety bonds will not be drawn on; the sufficiency of our insurance coverage and warranty reserves; the sufficiency of our capital resources to support our business strategy; the sufficiency of our land pipeline; the impact of new accounting standards and changes in accounting estimates; trends and expectations concerning future demand for homes, sales prices, sales orders, cancellations, construction and materials costs, gross margins, land costs, community counts and profitability and future home supply and inventories; our future cash needs; the impact of seasonality; and our future compliance with debt covenants.

Important factors that could cause actual results to differ materially from those in forward-looking statements, and that could negatively affect our business include, but are not limited to, the following: changes in interest rates and the availability and pricing of residential mortgages and the potential benefits of rate locks; inflation in the cost of materials used to develop communities and construct homes; supply chain and labor constraints; our ability to acquire and develop lots may be negatively impacted if we are unable to obtain performance and surety bonds; the ability of our potential buyers to sell their existing homes; legislation related to tariffs; the adverse effect of slow absorption rates; impairments of our real estate inventory; cancellation rates; competition; home warranty and construction defect claims; failures in health and safety performance; fluctuations in quarterly operating results; our level of indebtedness; our ability to obtain financing if our credit ratings are downgraded; our potential exposure to and impacts from natural disasters or severe weather conditions; the availability and cost of finished lots and undeveloped land; the success of our strategy to offer and market entry-level and first move-up homes; a change to the feasibility of projects under option or contract that could result in the write-down or write-off of earnest or option deposits; our limited geographic diversification; the replication of our energy-efficient technologies by our competitors; shortages in the availability and cost of subcontract labor; our exposure to information technology failures and security breaches and the impact thereof; the loss of key personnel; changes in tax laws that adversely impact us or our homebuyers; our inability to prevail on contested tax positions; failure of our employees and representatives to comply with laws and regulations; our compliance with government regulations related to our financial services operations; negative publicity that affects our reputation; potential disruptions to our business by an epidemic or pandemic (such as COVID-19), and measures that federal, state and local governments and/or health authorities implement to address it; and other factors identified in documents filed by the Company with the Securities and Exchange Commission, including those set forth in this Form 10-Q and our Form 10-K for the year ended December 31, 2021 under the caption "Risk Factors."

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

Overview and Outlook

The housing market was strong for the majority of the second quarter of 2022, although the unprecedented demand that has been present the past several years showed signs of slowing in June, which we believe was in response to rising interest rates that impact affordability, as well as a return of regular seasonality. We think the continuing low supply of housing inventory and favorable demographics are positive factors for housing demand, but anticipate that demand will slow as the market adjusts to the higher interest rates and general inflation-related increases in household costs. We expect that current buyer psychology and market volatility will continue to impact demand, sales incentives and home pricing in the near term, but we feel that our all-spec strategy for entry-level homes differentiates us from some other new home builders, as it provides our customers with a shorter timeline to close and the ability to lock in their interest rates, helping to alleviate some of the uncertainty surrounding their monthly payments.

The longstanding supply chain constraints and labor shortages that presented themselves in 2021, caused by COVID-19 and other economic-related disruptions, have impacted production costs and cycle times in the homebuilding industry as a whole and have continued throughout the second quarter of 2022. We have been successful, to date, in offsetting the higher costs with sales price increases due to the elevated buyer demand in recent quarters, although we have experienced elongated cycle times. We continue to carefully navigate this constrained operating environment by expanding our trade base and strengthening critical relationships, although we are uncertain that we will be able to continue to offset future cost increases, if any, with incremental price increases moving forward.

Our focus on maintaining a high level of customer satisfaction and building energy-efficient homes was recognized and rewarded again in 2022. For the ninth time since 2013, we received the ENGERY STAR® Partner of the Year award for Sustained Excellence, and thirteen of our divisions received Avid Awards for excellence in customer service performance in the homebuilding industry.

Summary Company Results

Total home closing revenue was $1.4 billion on 3,221 homes closed for the three months ended June 30, 2022 compared to $1.3 billion on 3,273 homes closed for the second quarter of 2021. This 11.4% increase in home closing revenue year-over-year was entirely driven by the 13.2% increase in average sales price ("ASP") on closings due to pricing power resulting from strong buyer demand as volume fell slightly by 1.6% due to production delays, as previously mentioned. In addition to higher home closing revenue, second quarter home closing gross margin improved 430 basis points to 31.6%, for home closing gross profit of $444.7 million compared to $345.3 million in the second quarter of 2021. The margin improvement is primarily due to pricing power experienced over the past few quarters due to elevated demand, resulting in ASP increases more than offsetting materials and labor cost increases. Gross margin in the second quarter of 2022 also benefited from lower cost of land for entry-level homes and lower amortization of previously capitalized interest, the result of lower interest rates from our debt refinancing transactions in recent years. Commissions and other sales costs decreased $4.5 million, and as a percentage of home closing revenue improved 90 basis points in the three months ended June 30, 2022 as compared to prior year, due to lower commission expense and technological efficiencies in marketing. General and administrative expenses increased $4.8 million, or 11.1%, due to costs associated with higher headcount and a return of travel expenses as COVID-19 restrictions have lifted. Higher home closing revenues provided leverage on these fixed expenses, and as a result, general and administrative expenses as a percentage of revenue were consistent quarter over quarter despite the dollar increase. During the three months ended June 30, 2021, we recognized an $18.2 million loss on early extinguishment of debt in connection with our debt refinancing in April 2021. There were no such transactions during the second quarter of 2022. Earnings before income taxes improved by $116.0 million, or 54%, year over year to $331.7 million for the second quarter of 2022. These improved year-over-year results were partially offset with a higher effective income tax rate of 24.6% as compared to 22.4% in 2021 due to the elimination of tax credits for energy efficient homes, resulting in net earnings of $250.1 million in the second quarter of 2022 versus $167.4 million in the second quarter of 2021. Similar to the second quarter, year-to-date results reflect a $210.4 million increase in home closing gross profit compared to the six months ended June 30, 2021. Higher gross profit, technology-enabled marketing and commission savings, leverage of higher home closing revenue on fixed expenses, no loss on early extinguishment of debt in 2022 and a higher effective tax rate of 24.3% led to net income of $467.3 million for the six months ended June 30, 2022 compared to $299.2 million for the 2021 period.

In addition to growth in home closing revenue and improved profitability, we had another record breaking quarter in home orders, with the highest second quarter orders in Company history of 3,767 for the three months ended June 30, 2022, a 6.4% increase over 3,542 in the same period of 2021. The growth in orders was attributable to a 33.1% increase in average active communities, partially offset by a 20.0% lower orders pace of 4.4 per month compared to 5.5 per month in 2021. Home order value increased 20.7% year-over-year, to $1.8 billion during the three months ended June 30, 2022, versus $1.5 billion in the same period of 2021. The increase in order value is due to the higher volume combined with a 13.5% increase in ASP on orders. Order cancellation rates increased to 13% for the second quarter of 2022, compared to 8% for the prior year period, a reflection of the softening in the market. For the six months ended June 30, 2022, home orders and home order value increased 9.2% and 25.6%, respectively, over the prior year, with a cancellation rate of 11% compared to 9% for the prior year period. We ended the second quarter of 2022 with 7,241 homes in backlog valued at $3.4 billion, a 31.4% increase in units and a 48.4% increase in value over June 30, 2021.

We achieved our long-term growth target of 300 active communities by ending the second quarter of 2022 with 303 active communities, up from 226 at June 30, 2021 and sequentially from 268 at March 31, 2022. This reflects the opening of 49 new communities during the second quarter, despite an environment of supply chain constraints and limited labor availability. During the six months ended June 30, 2022 we have purchased approximately 7,600 lots for $301.4 million, spent $492.0 million on land development and started construction on 9,039 homes.

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

Our focus includes the following strategies:

•	Expanding our community count and market share;

•	Continuously improving the overall home buying experience through simplification and innovation;

•

Simplifying our production process to allow us to more efficiently build our homes and reduce our construction costs, which in turn allows us to competitively price our homes and deliver them on a shorter timeline;

•	Improving our home closing gross profit by growing closing volume, allowing us to better leverage our overhead;

•

Leveraging and expanding on technological solutions through digital offerings to our customers, such as our virtual home tours, interactive maps, digital financial services offerings and online warranty portal; and

•

Increasing homeowner satisfaction by setting industry standards for energy-efficiency and offering healthier, safer homes that come equipped with standard features such as multi-speed HVAC systems to save energy and improve air quality and enhanced security features.

In order to maintain focus on growing our business, we also remain committed to the following:

•	Carefully managing our liquidity and a strong balance sheet; we ended the quarter with a 25.3% debt-to-capital ratio and a 20.6% net debt-to-capital ratio;

•	Maximizing returns to our shareholders, most recently through our improved financial performance and share repurchase program;

•	Achieving or maintaining a position of at least 5% market share in all of our markets;

•	Managing construction efficiencies and costs through national and regional vendor relationships with a focus on timely, quality construction and warranty management;

•

Promoting a positive environment for our employees through our commitment to foster diversity, equity and inclusion ("DE&I") and providing market-competitive benefits in order to develop and motivate our employees and to minimize turnover and to maximize recruitment efforts;

•	Maintaining a healthy orders pace through the use of our consumer and market research to ensure that we build homes that offer our buyers their desired features and amenities; and

•	Continuing to innovate and promote our energy efficiency program and our M.Connected® Automation Suite to create differentiation for the Meritage brand.

Critical Accounting Estimates

The critical accounting estimates that we deem to involve the most difficult, subjective or complex judgments include valuation of real estate and cost of home closings, warranty reserves and valuation of deferred tax assets. There have been no significant changes to our critical accounting estimates during the six months ended June 30, 2022 compared to those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our 2021 Annual Report on Form 10-K.

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

	Three Months Ended June 30,		Quarter over Quarter
	2022	2021	Change $	Change %
Home Closing Revenue
Total
Dollars	$1,408,947	$1,264,643	$144,304	11.4%
Homes closed	3,221	3,273	(52)	(1.6)%
Average sales price	$437.4	$386.4	$51.0	13.2%
West Region
Arizona
Dollars	$234,902	$165,990	$68,912	41.5%
Homes closed	542	481	61	12.7%
Average sales price	$433.4	$345.1	$88.3	25.6%
California
Dollars	$173,631	$198,232	$(24,601)	(12.4)%
Homes closed	256	318	(62)	(19.5)%
Average sales price	$678.2	$623.4	$54.8	8.8%
Colorado
Dollars	$77,545	$74,987	$2,558	3.4%
Homes closed	127	145	(18)	(12.4)%
Average sales price	$610.6	$517.2	$93.4	18.1%
West Region Totals
Dollars	$486,078	$439,209	$46,869	10.7%
Homes closed	925	944	(19)	(2.0)%
Average sales price	$525.5	$465.3	$60.2	12.9%
Central Region - Texas
Central Region Totals
Dollars	$422,327	$403,838	$18,489	4.6%
Homes closed	1,048	1,154	(106)	(9.2)%
Average sales price	$403.0	$349.9	$53.1	15.2%
East Region
Florida
Dollars	$169,607	$160,377	$9,230	5.8%
Homes closed	437	443	(6)	(1.4)%
Average sales price	$388.1	$362.0	$26.1	7.2%
Georgia
Dollars	$81,227	$62,477	$18,750	30.0%
Homes closed	179	171	8	4.7%
Average sales price	$453.8	$365.4	$88.4	24.2%
North Carolina
Dollars	$148,860	$119,838	$29,022	24.2%
Homes closed	359	330	29	8.8%
Average sales price	$414.7	$363.1	$51.6	14.2%
South Carolina
Dollars	$44,365	$28,209	$16,156	57.3%
Homes closed	132	81	51	63.0%
Average sales price	$336.1	$348.3	$(12.2)	(3.5)%
Tennessee
Dollars	$56,483	$50,695	$5,788	11.4%
Homes closed	141	150	(9)	(6.0)%
Average sales price	$400.6	$338.0	$62.6	18.5%
East Region Totals
Dollars	$500,542	$421,596	$78,946	18.7%
Homes closed	1,248	1,175	73	6.2%
Average sales price	$401.1	$358.8	$42.3	11.8%

	Six Months Ended June 30,		Quarter over Quarter
	2022	2021	Change $	Change %
Home Closing Revenue
Total
Dollars	$2,654,403	$2,344,625	$309,778	13.2%
Homes closed	6,079	6,163	(84)	(1.4)%
Average sales price	$436.7	$380.4	$56.3	14.8%
West Region
Arizona
Dollars	$432,997	$303,258	$129,739	42.8%
Homes closed	1,000	891	109	12.2%
Average sales price	$433.0	$340.4	$92.6	27.2%
California
Dollars	$361,041	$370,131	$(9,090)	(2.5)%
Homes closed	531	595	(64)	(10.8)%
Average sales price	$679.9	$622.1	$57.8	9.3%
Colorado
Dollars	$155,464	$159,250	$(3,786)	(2.4)%
Homes closed	258	320	(62)	(19.4)%
Average sales price	$602.6	$497.7	$104.9	21.1%
West Region Totals
Dollars	$949,502	$832,639	$116,863	14.0%
Homes closed	1,789	1,806	(17)	(0.9)%
Average sales price	$530.7	$461.0	$69.7	15.1%
Central Region - Texas
Central Region Totals
Dollars	$770,155	$722,223	$47,932	6.6%
Homes closed	1,921	2,117	(196)	(9.3)%
Average sales price	$400.9	$341.2	$59.7	17.5%
East Region
Florida
Dollars	$337,682	$301,205	$36,477	12.1%
Homes closed	875	860	15	1.7%
Average sales price	$385.9	$350.2	$35.7	10.2%
Georgia
Dollars	$137,661	$117,616	$20,045	17.0%
Homes closed	306	317	(11)	(3.5)%
Average sales price	$449.9	$371.0	$78.9	21.3%
North Carolina
Dollars	$267,864	$226,851	$41,013	18.1%
Homes closed	656	629	27	4.3%
Average sales price	$408.3	$360.7	$47.6	13.2%
South Carolina
Dollars	$84,078	$56,055	$28,023	50.0%
Homes closed	253	166	87	52.4%
Average sales price	$332.3	$337.7	$(5.4)	(1.6)%
Tennessee
Dollars	$107,461	$88,036	$19,425	22.1%
Homes closed	279	268	11	4.1%
Average sales price	$385.2	$328.5	$56.7	17.3%
East Region Totals
Dollars	$934,746	$789,763	$144,983	18.4%
Homes closed	2,369	2,240	129	5.8%
Average sales price	$394.6	$352.6	$42.0	11.9%

	Three Months Ended June 30,		Quarter over Quarter
	2022	2021	Change $	Change %
Home Orders (1)
Total
Dollars	$1,809,870	$1,499,672	$310,198	20.7%
Homes ordered	3,767	3,542	225	6.4%
Average sales price	$480.5	$423.4	$57.1	13.5%
West Region
Arizona
Dollars	$257,162	$256,804	$358	0.1%
Homes ordered	560	624	(64)	(10.3)%
Average sales price	$459.2	$411.5	$47.7	11.6%
California
Dollars	$272,601	$217,228	$55,373	25.5%
Homes ordered	355	344	11	3.2%
Average sales price	$767.9	$631.5	$136.4	21.6%
Colorado
Dollars	$102,464	$104,134	$(1,670)	(1.6)%
Homes ordered	160	181	(21)	(11.6)%
Average sales price	$640.4	$575.3	$65.1	11.3%
West Region Totals
Dollars	$632,227	$578,166	$54,061	9.4%
Homes ordered	1,075	1,149	(74)	(6.4)%
Average sales price	$588.1	$503.2	$84.9	16.9%
Central Region - Texas
Central Region Totals
Dollars	$491,394	$428,375	$63,019	14.7%
Homes ordered	1,096	1,101	(5)	(0.5)%
Average sales price	$448.4	$389.1	$59.3	15.2%
East Region
Florida
Dollars	$283,291	$176,118	$107,173	60.9%
Homes ordered	685	468	217	46.4%
Average sales price	$413.6	$376.3	$37.3	9.9%
Georgia
Dollars	$107,388	$77,309	$30,079	38.9%
Homes ordered	225	193	32	16.6%
Average sales price	$477.3	$400.6	$76.7	19.1%
North Carolina
Dollars	$178,463	$153,032	$25,431	16.6%
Homes ordered	391	390	1	0.3%
Average sales price	$456.4	$392.4	$64.0	16.3%
South Carolina
Dollars	$50,716	$32,595	$18,121	55.6%
Homes ordered	144	88	56	63.6%
Average sales price	$352.2	$370.4	$(18.2)	(4.9)%
Tennessee
Dollars	$66,391	$54,077	$12,314	22.8%
Homes ordered	151	153	(2)	(1.3)%
Average sales price	$439.7	$353.4	$86.3	24.4%
East Region Totals
Dollars	$686,249	$493,131	$193,118	39.2%
Homes ordered	1,596	1,292	304	23.5%
Average sales price	$430.0	$381.7	$48.3	12.7%
(1)

Home orders for any period represent the aggregate sales price of all homes ordered, net of cancellations. We do not include orders contingent upon the sale of a customer’s existing home or a mortgage pre-approval as a sales contract until the contingency is removed.

	Six Months Ended June 30,		Quarter over Quarter
	2022	2021	Change $	Change %
Home Orders (1)
Total
Dollars	$3,577,580	$2,848,802	$728,778	25.6%
Homes ordered	7,641	7,000	641	9.2%
Average sales price	$468.2	$407.0	$61.2	15.0%
West Region
Arizona
Dollars	$497,169	$479,239	$17,930	3.7%
Homes ordered	1,110	1,226	(116)	(9.5)%
Average sales price	$447.9	$390.9	$57.0	14.6%
California
Dollars	$519,944	$390,619	$129,325	33.1%
Homes ordered	701	630	71	11.3%
Average sales price	$741.7	$620.0	$121.7	19.6%
Colorado
Dollars	$228,463	$193,913	$34,550	17.8%
Homes ordered	369	350	19	5.4%
Average sales price	$619.1	$554.0	$65.1	11.8%
West Region Totals
Dollars	$1,245,576	$1,063,771	$181,805	17.1%
Homes ordered	2,180	2,206	(26)	(1.2)%
Average sales price	$571.4	$482.2	$89.2	18.5%
Central Region - Texas
Central Region Totals
Dollars	$1,039,961	$820,343	$219,618	26.8%
Homes ordered	2,392	2,216	176	7.9%
Average sales price	$434.8	$370.2	$64.6	17.5%
East Region
Florida
Dollars	$510,205	$355,227	$154,978	43.6%
Homes ordered	1,257	947	310	32.7%
Average sales price	$405.9	$375.1	$30.8	8.2%
Georgia
Dollars	$208,279	$138,866	$69,413	50.0%
Homes ordered	445	357	88	24.6%
Average sales price	$468.0	$389.0	$79.0	20.3%
North Carolina
Dollars	$341,471	$310,719	$30,752	9.9%
Homes ordered	764	809	(45)	(5.6)%
Average sales price	$447.0	$384.1	$62.9	16.4%
South Carolina
Dollars	$103,372	$58,997	$44,375	75.2%
Homes ordered	298	164	134	81.7%
Average sales price	$346.9	$359.7	$(12.8)	(3.6)%
Tennessee
Dollars	$128,716	$100,879	$27,837	27.6%
Homes ordered	305	301	4	1.3%
Average sales price	$422.0	$335.1	$86.9	25.9%
East Region Totals
Dollars	$1,292,043	$964,688	$327,355	33.9%
Homes ordered	3,069	2,578	491	19.0%
Average sales price	$421.0	$374.2	$46.8	12.5%
(1)

Home orders for any period represent the aggregate sales price of all homes ordered, net of cancellations. We do not include orders contingent upon the sale of a customer’s existing home or a mortgage pre-approval as a sales contract until the contingency is removed.

	Three Months Ended June 30,
	2022		2021
	Ending	Average	Ending	Average
Active Communities
Total	303	285.5	226	214.5
West Region
Arizona	56	48.0	38	35.5
California	32	27.5	20	19.5
Colorado	19	18.5	17	14.5
West Region Totals	107	94.0	75	69.5
Central Region - Texas
Central Region Totals	80	77.5	64	61.5
East Region
Florida	41	41.0	34	32.0
Georgia	14	14.5	10	11.0
North Carolina	32	30.5	26	25.0
South Carolina	17	15.0	7	6.5
Tennessee	12	13.0	10	9.0
East Region Totals	116	114.0	87	83.5

	Six Months Ended June 30,
	2022		2021
	Ending	Average	Ending	Average
Active Communities
Total	303	276.9	226	207.8
West Region
Arizona	56	45.0	38	34.6
California	32	25.7	20	18.3
Colorado	19	18.0	17	13.3
West Region Totals	107	88.7	75	66.2
Central Region - Texas
Central Region Totals	80	76.1	64	62.0
East Region
Florida	41	41.0	34	31.6
Georgia	14	14.7	10	9.7
North Carolina	32	29.0	26	23.7
South Carolina	17	14.7	7	6.3
Tennessee	12	12.7	10	8.3
East Region Totals	116	112.1	87	79.6

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cancellation Rates (1)
Total	13%	8%	11%	9%
West Region
Arizona	18%	7%	15%	9%
California	14%	6%	13%	9%
Colorado	17%	6%	13%	8%
West Region Totals	17%	7%	14%	9%
Central Region - Texas
Central Region Totals	17%	9%	14%	10%
East Region
Florida	5%	8%	5%	9%
Georgia	7%	6%	10%	10%
North Carolina	6%	6%	6%	7%
South Carolina	17%	9%	14%	13%
Tennessee	6%	13%	5%	11%
East Region Totals	7%	8%	7%	9%

(1)	Cancellation rates are computed as the number of canceled units for the period divided by the gross sales units for the same period.

	At June 30, 2022		Quarter over Quarter
	2022	2021	Change $	Change %
Order Backlog (1)
Total
Dollars	$3,438,853	$2,317,534	$1,121,319	48.4%
Homes in backlog	7,241	5,509	1,732	31.4%
Average sales price	$474.9	$420.7	$54.2	12.9%
West Region
Arizona
Dollars	$557,742	$520,034	$37,708	7.3%
Homes in backlog	1,255	1,328	(73)	(5.5)%
Average sales price	$444.4	$391.6	$52.8	13.5%
California
Dollars	$430,202	$295,198	$135,004	45.7%
Homes in backlog	563	479	84	17.5%
Average sales price	$764.1	$616.3	$147.8	24.0%
Colorado
Dollars	$271,827	$139,437	$132,390	94.9%
Homes in backlog	439	238	201	84.5%
Average sales price	$619.2	$585.9	$33.3	5.7%
West Region Totals
Dollars	$1,259,771	$954,669	$305,102	32.0%
Homes in backlog	2,257	2,045	212	10.4%
Average sales price	$558.2	$466.8	$91.4	19.6%
Central Region - Texas
Central Region Totals
Dollars	$1,042,689	$670,583	$372,106	55.5%
Homes in backlog	2,349	1,729	620	35.9%
Average sales price	$443.9	$387.8	$56.1	14.5%
East Region
Florida
Dollars	$524,940	$268,971	$255,969	95.2%
Homes in backlog	1,250	637	613	96.2%
Average sales price	$420.0	$422.2	$(2.2)	(0.5)%
Georgia
Dollars	$162,204	$79,207	$82,997	104.8%
Homes in backlog	342	196	146	74.5%
Average sales price	$474.3	$404.1	$70.2	17.4%
North Carolina
Dollars	$299,352	$247,292	$52,060	21.1%
Homes in backlog	673	634	39	6.2%
Average sales price	$444.8	$390.1	$54.7	14.0%
South Carolina
Dollars	$64,015	$44,175	$19,840	44.9%
Homes in backlog	178	118	60	50.8%
Average sales price	$359.6	$374.4	$(14.8)	(4.0)%
Tennessee
Dollars	$85,882	$52,637	$33,245	63.2%
Homes in backlog	192	150	42	28.0%
Average sales price	$447.3	$350.9	$96.4	27.5%
East Region Totals
Dollars	$1,136,393	$692,282	$444,111	64.2%
Homes in backlog	2,635	1,735	900	51.9%
Average sales price	$431.3	$399.0	$32.3	8.1%

(1)	Our backlog represents net sales that have not closed.

Operating Results

Companywide. In the second quarter of 2022, home closing revenue improved 11.4% to $1.4 billion on 3,221 closings compared to $1.3 billion on 3,273 closings in the second quarter of 2021. The increase in home closing revenue year-over-year was driven entirely by the 13.2% increase in ASP on closings, as closing volume declined marginally by 1.6% due to elongated construction cycle times caused by the ongoing supply chain and labor constraints. We achieved our highest second quarter home orders of 3,767 homes valued at $1.8 billion in the second quarter of 2022 as compared to 3,542 homes valued at $1.5 billion in the second quarter of 2021. The higher order volume is due to a 33.1% increase in average active communities, while orders pace declined 20.0% to 4.4 per month, down from 5.5 in the second quarter of 2021 although still higher than our historical normalized average pace. The 20.7% increase in home order value year-over-year reflects the combined result of higher volumes and rising ASPs as strong demand through most of the second quarter of 2022 continued to provide pricing power. We ended the quarter with 303 actively selling communities, up from 226 at June 30, 2021 and up sequentially from 268 at March 31, 2022. Order cancellations increased to 13% and 11% for the three and six month periods in 2022, respectively, as compared to 8% and 9% during the three month and six month periods in 2021, respectively, as demand softened in the latter part of the quarter from prior sustained robust levels, which we believe is due to rapidly rising interest rates which are impacting affordability and buyer psychology, and a slight return of regular seasonality. To help alleviate concerns for our customers surrounding their purchase and future monthly payments, over the past several months we have purchased fixed interest rate locks on eligible floating-rate loans for some of the homes in our backlog scheduled to close throughout the remainder of 2022. We believe that our strategy centered on affordable entry-level and first move-up homes and delivering homes that offer surprisingly more value to our homebuyers provides us with an opportunity to expand our customer base to include buyers that will become priced out of move-up communities.

For the six months ended June 30, 2022, home closing revenue improved by 13.2%, or $309.8 million, with 6,079 closings valued at $2.7 billion, compared to 6,163 closings valued at $2.3 billion during the six months ended June 30, 2021. Similar to the second quarter results, home closing revenue in the first half of 2022 increased as a result of higher ASPs achieved over recent quarters, while volume was relatively flat as result of production delays. Orders volume and value both increased year-over-year, with 7,641 units valued at $3.6 billion for the six months ended June 30, 2022, 9.2% and 25.6% higher, respectively from prior year results. Demand for our affordable entry-level homes coupled with a 33.3% increase in average active communities drove the increase in order volume. Orders pace decreased to 4.6 per month during the six months ended June 30, 2022 versus 5.6 in the same period of 2021, largely due to the softening of demand in the second quarter, as discussed above, and metering of orders in the first quarter of 2022. We ended the quarter with 7,241 homes in backlog valued at $3.4 billion, compared to 5,509 units valued at $2.3 billion at June 30, 2021, increases of 31.4% and 48.4%, respectively. Increasing order volumes and construction cycle delays in recent quarters have both contributed to the increase in backlog units, while rising ASPs have positively impacted backlog value.

West. The West Region closed 925 homes in the second quarter of 2022, down 2.0% from 944 homes in 2021 due to production delays as discussed above. Despite the lower volume, the Region improved home closing revenue by 10.7% to $486.1 million resulting from a $60,200 increase in ASP. A limited supply of homes and a full year of strong market appreciation continued to drive prices upward in the second quarter 2022, and order value in the West Region increased $54.1 million, or 9.4%, year-over-year despite lower order volume. Order volume decreased 6.4% in the second quarter of 2022 to 1,075 homes from 1,149 homes in the 2021 period, as a 35.3% increase in average active communities was offset by a 30.9% decrease in orders pace to 3.8 per month in the second quarter of 2022 as compared to 5.5 per month in 2021. The West Region's orders pace was negatively impacted by the cancellation rate which increased to 17% for the three months ended June 30, 2022, compared to 7% for the same period in the prior year, a reflection of the softening market as well as a general decrease in market demand. We expect demand for our homes in this Region to remain consistent in the near-term, as baby boomer and millennials continue to experience life events aligned with homebuying and we believe our affordable entry-level homes are an attractive alternative to the move-up homes that they may be priced out of.

Year-to-date results in the West Region were similar to those of the second quarter. The number of homes closed versus prior year was virtually flat, but home closing revenue increased 14.0% driven by a 15.1% higher ASP. Order volume in the West Region declined only 1.2% year-to-date, as a 26.8% decline in year-to-date orders pace was offset by a 34.0% increase in the average number of actively selling communities.  Order value was positively impacted by a 18.5% increase in ASP, which resulted in 17.1% higher order value for the six months ended June 30, 2022. The West Region ended the second quarter of 2022 with 2,257 homes in backlog valued at $1.3 billion, up from 2,045 units valued at $954.7 million at June 30, 2021, increases of 10.4% and 32.0%, respectively.

Central. The Central Region experienced similar trends as the West Region in the second quarter of 2022. The Central Region closed 1,048 homes and generated $422.3 million in home closing revenue, as compared to 1,154 homes valued at $403.8 million in the second quarter of 2021. The 9.2% decrease in closings caused by elongated construction cycle times was more than offset by 15.2% higher ASP for a 4.6% increase in home closing revenue. Order volume of 1,096 homes in the second quarter of 2022 was relatively even with 1,101 homes in 2021, as a 26.0% increase in average active communities was offset by a 21.7% decrease in orders pace. The orders pace in the second quarter of 2022 of 4.7 per month is down from 6.0 in 2021; however, it is still above our expected normalized orders pace. The orders pace decline can be attributed to a higher cancellation rate of 17%, up from 9% for the same period in 2021, as well as general buyer concerns over declining affordability. A 15.2% increase in ASP on sales orders led to a 14.7% improvement in order value to $491.4 million in the second quarter of 2022, compared to $428.4 million in 2021.

For the six months ended June 30, 2022, home closings in the Central Region were down 9.3% and home closing revenue was up 6.6%. Orders and ASP on orders both improved year-over-year, with increases of 7.9% and 17.5%, respectively, resulting in a 26.8% increase in order value of $1.0 billion on 2,392 homes. The Central Region orders pace continued to exceed normalized levels and had the highest year-to-date in the Company, at 5.2 homes per month, down from 6.0 in 2021 due to softening demand and metering of sales orders in the first quarter of 2022. The Region ended the quarter with 2,349 units in backlog, up 35.9%, and backlog value of $1.0 billion, up 55.5% compared to the prior year.

East. While the West and Central Regions both showed signs of cooling in orders during the second quarter of 2022, the East Region had improvements in nearly all metrics and geographies, most notably in Florida. Home closing volume and revenue both improved year-over-year, closing 1,248 homes at $500.5 million in the second quarter of 2022, compared to 1,175 closings and $421.6 million in home closing revenue in the comparable prior year period, improvements of 6.2% and 18.7%, respectively. Orders and order value in the East Region grew by 23.5% and 39.2%, respectively, for the second quarter of 2022 with 1,596 units valued at $686.2 million compared to 1,292 units valued at $493.1 million in the prior year period, as pricing power drove up ASP by 12.7%, although South Carolina experienced a decrease in ASP on orders due to product mix shift. Florida contributed significantly to the orders growth in the Region, being the only state in the Company to increase orders pace year-over-year. As a whole, the East Region orders pace declined 9.6% to 4.7 per month, down from 5.2 per month for the same period in 2021.

The year-to-date results of the East Region were similar to those of the second quarter, with 5.8% and 18.4% improvements in home closing volume and revenue, respectively, compared to 2021, providing 2,369 closings and $934.7 million in home closing revenue for the six months ended June 30, 2022. Orders improved by 19.0% as a 14.8% decrease in orders pace for the six months ended June 30, 2022 was offset by a 40.8% increase in average active communities. Order value improved year over year by 33.9% due to increased volume and a 12.5% increase in ASP on orders. The East Region ended the quarter with 2,635 homes in backlog valued at $1.1 billion compared to 1,735 homes valued at $692.3 million at June 30, 2021, a 51.9% increase in units and 64.2% in value from strong demand and pricing power.

Land Closing Revenue and Gross Profit/(Loss)

From time to time, we may sell certain lots or land parcels to other homebuilders, developers or investors if we feel the sale will provide a greater economic benefit to us than continuing home construction or where we are looking to diversify our land positions in a specific geography, particularly with assets that no longer align with our strategy. As a result of such sales, we recognized land closing revenue of $3.4 million and $13.0 million for the three months ending June 30, 2022 and 2021, respectively, and profit of $0.7 million for the three months ended June 30, 2022 and a loss of $0.3 million for the same period in 2021.  Year-to-date land sales resulted in profits of $11.4 million and $0.2 million in 2022 and 2021, respectively.

Other Operating Information (dollars in thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	Dollars	Percent of Home Closing Revenue	Dollars	Percent of Home Closing Revenue	Dollars	Percent of Home Closing Revenue	Dollars	Percent of Home Closing Revenue
Home Closing Gross Profit (1)
Total	$444,739	31.6%	$345,301	27.3%	$822,388	31.0%	$611,956	26.1%

West	$148,874	30.6%	$114,184	26.0%	$292,633	30.8%	$211,241	25.4%

Central	$135,539	32.1%	$119,415	29.6%	$239,944	31.2%	$204,788	28.4%

East	$160,326	32.0%	$111,702	26.5%	$289,811	31.0%	$195,927	24.8%

(1)

Home closing gross profit represents home closing revenue less cost of home closings, including impairments, if any. Cost of home closings includes land and lot development costs, direct home construction costs, an allocation of common community costs (such as architectural, legal and zoning costs), interest, sales tax, impact fees, warranty, construction overhead and closing costs.

Companywide. Home closing gross margin for the second quarter of 2022 improved 430 basis points to 31.6% compared to 27.3% in the second quarter of 2021. The improvement in home closing gross margin is due to pricing power experienced over the past few quarters resulting from elevated demand, which allowed the ASP of home closings to accelerate at a greater pace than direct costs which have also risen significantly. In addition, gross margin was positively impacted by the lower cost of land for entry-level home sites, lower amortization of interest expense that was previously capitalized, as the result of lower interest expense from our debt refinancing transactions in recent years, and better leveraging of fixed construction overhead costs due to higher home closing revenue. Higher home closing revenue combined with the margin improvement led to a $99.4 million increase in home closing gross profit of $444.7 million for the three months ended June 30, 2022, compared to $345.3 million for the three months ended June 30, 2021. For the six months ended June 30, 2022 and 2021, gross margin was up 490 basis points to 31.0% versus 26.1%, respectively, for the same reasons noted for the second quarter.

West. The West Region home closing gross margin improved 460 basis points to 30.6% for the second quarter of 2022 compared to 26.0% in the second quarter of 2021. For the six months ended June 30, 2022, home closing gross margin also improved, by 540 basis points to 30.8% versus 25.4% for the same period in the prior year. The improvements in home closing margin are due to rising ASPs that have more than offset rising commodity and labor costs, as well as the other factors noted above.

Central. Home closing gross margin in the Central Region improved 250 basis points to 32.1% for the second quarter of 2022 from 29.6% in the prior year quarter. Gross margin also improved for the six months ended June 30, 2022, up 280 basis points to 31.2% as compared to 28.4% for the same 2021 period. Home closing gross margin in the Central Region benefited from pricing power as ASP growth exceeded cost increases, lower cost of land for entry-level homes, lower amortization of interest expense and leverage of higher home closing revenue on fixed construction costs, as discussed above.

East. The East Region saw the greatest improvement in home closing gross margin at 550 basis points year-over-year to 32.0% in the second quarter of 2022 versus 26.5% for the comparable 2021 period. Similarly, for the six months ended June 30, 2022, gross margin was up 620 basis points to 31.0% versus 24.8% for the same period in the prior year. The improvement in gross margin for both the three and six months ended June 30, 2022 compared to the respective 2021 periods is due to pricing power more than offsetting rising commodity and labor costs, greater leverage of overhead costs on higher closing volume and also benefited from the other factors previously discussed.

Financial Services Profit (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Financial services profit	$4,079	$4,615	$7,413	$8,375

Financial services profit represents the net profit of our financial services operations, including the operating profit generated by our wholly-owned title and insurance companies, Carefree Title and Meritage Insurance, as well as our portion of earnings from a mortgage joint venture. Financial services profit decreased $0.5 million in the second quarter of 2022 to $4.1 million versus $4.6 million in 2021, and by $1.0 million for the six months ended June 30, 2022 to $7.4 million versus $8.4 million, due to a change in mix of financial services closing volume in markets where we provide financial services, as Carefree Title does not provide title and escrow services in all of the markets in which we have homebuilding operations.

Selling, General and Administrative Expenses and Other Expenses (dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Commissions and other sales costs	$(69,383)	$(73,889)	$(134,923)	$(141,633)
Percent of home closing revenue	4.9%	5.8%	5.1%	6.0%
General and administrative expenses	$(47,932)	$(43,156)	$(87,927)	$(81,105)
Percent of home closing revenue	3.4%	3.4%	3.3%	3.5%
Interest expense	$—	$(77)	$(41)	$(167)
Other (expense)/income, net	$(458)	$1,377	$(775)	$2,175
Loss on early extinguishment of debt	$—	$(18,188)	$—	$(18,188)
Provision for income taxes	$(81,611)	$(48,262)	$(150,240)	$(82,396)

Commissions and Other Sales Costs. Commissions and other sales costs are comprised of internal and external commissions and related sales and marketing expenses such as advertising and sales office costs. These costs were $69.4 million, or 4.9% of home closing revenue, for the three months ended June 30, 2022, $4.5 million and 90 basis points lower than the prior year comparable period. For the six months ended June 30, 2022, commissions and other sales costs decreased $6.7 million and 90 basis points compared to the corresponding prior year period. For both the three and six month comparative periods, the percentage decrease resulted from lower commissions paid to third party brokers that bring prospective buyers to our communities, greater leverage of overhead expenses on higher home closing revenue and leveraging of digital marketing solutions.

General and Administrative Expenses. General and administrative expenses represent corporate and divisional overhead expenses such as salaries and bonuses, occupancy, insurance and travel expenses. For the three months ended June 30, 2022, general and administrative expenses increased $4.8 million to $47.9 million, up from $43.2 million for the 2021 period and were consistent as a percentage of home closing revenue at 3.4%. For the six months ended June 30, 2022 and 2021, general and administrative expenses were $87.9 million or 3.3% of home closing revenue, as compared to $81.1 million or 3.5% of home closing revenue in 2021. The increase in general administrative expenses year-over-year for both three and six month periods is due primarily to a higher employee headcount. In addition, travel related expenses resumed some normalcy in the second quarter of 2022 as restrictions related to COVID-19 have eased.

Interest Expense. Interest expense is comprised of interest incurred, but not capitalized, on our senior notes, other borrowings, and our amended and restated unsecured revolving credit facility ("Credit Facility"), if any. We incurred no interest expense during the three months ended June 30, 2022, and $41,000 in the six month period ended June 30, 2022, compared to $77,000 and $0.2 million in the three and six months ended June 30, 2021, respectively.

Other (Expense)/Income, Net. Other (expense)/income, net, primarily consists of (i) sublease income, (ii) interest earned on our cash and cash equivalents, (iii) payments and awards related to legal settlements and (iv) our portion of pre-tax income or loss from non-financial services joint ventures. For the three and six months ended June 30, 2022, Other (expense)/income, net was expense of $0.5 million and $0.8 million, respectively, compared to income of $1.4 million and $2.2 million in the 2021 comparable three and six-month periods, respectively.

Loss on Early Extinguishment of Debt. Loss on early extinguishment of debt of $18.2 million for the three and six months ended June 30, 2021 is related to the early redemption of our $300.0 million 7.00% Senior Notes due 2022 during the second quarter of 2021. There were no similar charges for the three and six months ended June 30, 2022. See Note 6 in the accompanying unaudited consolidated financial statements for more information related to the early redemption of our Senior Notes due 2022.

Income Taxes.

Our effective tax rate was  24.6% and  22.4% for the three months ended  June 30, 2022 and 2021, respectively, and  24.3% and  21.6% for the  six months ended June 30, 2022 and 2021. The higher tax rates in 2022 is due to the expiration of the Internal Revenue Code §45L new energy efficient homes credits on  December 31, 2021.

Liquidity and Capital Resources

We have historically generated cash and funded our operations primarily from cash flows from operating activities. Additional sources of funds may include additional debt or equity financing and borrowing capacity under our Credit Facility. We exercise strict controls and believe we have a prudent strategy for Company-wide cash management, including those related to cash outlays for land acquisition and development and speculative inventory construction. Our principal uses of cash include acquisition and development of new and previously controlled land and lot positions, home construction, operating expenses, and the payment of interest and routine liabilities. From time to time, we opportunistically repurchase our common stock and senior notes.

Cash flows for each of our communities depend on their stage of the development cycle, and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, zoning plat and other approvals, community and lot development, and construction of model homes, roads, utilities, landscape and other amenities. Because these costs are a component of our inventory and are not recognized in our income statement until a home closes, we incur significant cash outlays prior to recognition of earnings. In the later stages of a community, cash inflows may significantly exceed earnings reported for financial statement purposes, as the cash outflow associated with home and land construction was previously incurred. Similarly, in times of community count growth, we incur significant outlays of cash through the land purchase, development and community opening stages whereas in in times of community count stability, these cash outlays are incurred in a more even-flow cadence with cash inflows from actively selling communities that are contributing closing volume and home closing revenue. Conversely, in a down turn environment, cash outlays for land and community count growth may be scaled back.

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

Between our cash and cash equivalents on hand combined with the availability of liquidity from our Credit Facility, we believe that we currently have sufficient liquidity. Nevertheless, we may seek additional capital to strengthen our liquidity position, enable us to acquire additional land inventory in anticipation of improving market conditions, and/or strengthen our long-term capital structure.

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

Material Cash Requirements

We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact both short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on our unaudited consolidated balance sheet as of June 30, 2022, while others are considered future commitments for materials or services not yet provided. Our contractual obligations primarily consist of principal and interest payments on our senior notes, loans payable and other borrowings, including our Credit Agreement, letters of credit and surety bonds and operating leases. We have no debt maturities until 2025. We also have certain short-term lease commitments, commitments to fund our existing unconsolidated joint ventures and other purchase obligations in the normal course of business. Other material cash requirements include land acquisition and development costs, home construction costs and operating expenses, including our selling, general and administrative expenses, as previously discussed. We plan to fund these commitments primarily with cash flows generated by operations, but may also utilize additional debt or equity financing and borrowing capacity under our Credit Facility. Our maximum exposure to loss on our purchase and option agreements is generally limited to non-refundable deposits and capitalized pre-acquisition costs.

For information about our loans payable and other borrowings, including our Credit Facility, and senior notes, reference is made to Notes 5 and 6 in the accompanying notes to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q and are incorporated by reference herein. For information about our lease obligations, reference is made to Note 4 in the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2021.

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

We do not engage in commodity trading or other similar activities. We had no derivative financial instruments at June 30, 2022 or December 31, 2021.

Operating Cash Flow Activities

During the six months ended June 30, 2022, net cash used in operating activities totaled $206.8 million versus $143.5 million during the six months ended June 30, 2021. Operating cash flows in the first six months of 2022 benefited from cash generated by net earnings of $467.3 million and an increase in accounts payable and accrued liabilities of $113.4 million due to timing of payments for routine transactions, offset by a $729.5 million increase in real estate assets largely related to the increase in homes under construction and a $90.4 million increase in other receivables, prepaids and other assets. The increase in other receivables, prepaids and other assets was largely due to the purchase of fixed rate interest locks for eligible buyers in our backlog. For the six months ended June 30, 2021, operating cash flows generated by net earnings were offset by a $469.7 million increase in real estate assets.

Investing Cash Flow Activities

During the six months ended June 30, 2022 and 2021, net cash used in investing activities totaled $18.3 million and $10.7 million, respectively. Cash used in investing activities in the first half of 2022 is mainly attributable to the purchases of property and equipment of $12.9 million and investments in unconsolidated entities of $5.7 million. Cash used in investing activities for the first half of 2021 consisted primarily of purchases of property and equipment of $11.0 million.

Financing Cash Flow Activities

During the six months ended June 30, 2022, net cash used in financing activities totaled $121.1 million, compared to net cash provided by financing activities of  $92.9 million during the six months ended June 30, 2021. The net cash used in financing activities in 2022 primarily reflects $109.3 million in share repurchases. See 'Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds' for more information about our authorized share repurchase program. The net cash provided by financing activities in 2021 primarily reflects the net proceeds of $450.0 million from the issuance of our 3.875% Senior Notes due 2029, offset by the early redemption of our 7.00% Senior Notes due 2022 of $300.0 million principal and associated early tender fees of $17.7 million, along with share repurchases of $27.5 million.

We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. Debt-to-capital and net debt-to-capital are calculated as follows (dollars in thousands):

	As of
	June 30, 2022	December 31, 2021
Senior notes, net, loans payable and other borrowings	$1,158,651	$1,160,038
Stockholders’ equity	3,412,469	3,044,389
Total capital	$4,571,120	$4,204,427
Debt-to-capital (1)	25.3%	27.6%
Senior notes, net, loans payable and other borrowings	$1,158,651	$1,160,038
Less: cash and cash equivalents	(272,147)	(618,335)
Net debt	886,504	541,703
Stockholders’ equity	3,412,469	3,044,389
Total net capital	$4,298,973	$3,586,092
Net debt-to-capital (2)	20.6%	15.1%

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

Credit Facility Covenants

Borrowings under the Credit Facility are unsecured, but availability is subject to, among other things, a borrowing base. The Credit Facility also contains certain financial covenants, including (a) a minimum tangible net worth requirement of $1.9 billion (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings), and (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 60%. In addition, we are required to maintain either (i) an interest coverage ratio (EBITDA to interest expense, as defined therein) of at least 1.50 to 1.00 or (ii) liquidity (as defined therein) of an amount not less than our consolidated interest incurred during the trailing 12 months. We were in compliance with all Credit Facility covenants as of June 30, 2022. Our actual financial covenant calculations as of June 30, 2022 are reflected in the table below.

Financial Covenant (dollars in thousands):	Covenant Requirement	Actual
Minimum Tangible Net Worth	> $2,301,961	$3,371,871
Leverage Ratio	< 60%	19.7%
Interest Coverage Ratio (1)	> 1.50	21.30
Minimum Liquidity (1)	> $60,807	$989,023
Investments other than defined permitted investments	< $1,011,561	$11,223

(1)	We are required to meet either the Interest Coverage Ratio or Minimum Liquidity, but not both.

Seasonality

Historically, we have experienced seasonal variations in our quarterly operating results and capital requirements. We typically sell more homes in the first half of the fiscal year than in the second half, which creates additional working capital requirements in the second and third quarters to build our inventories to satisfy the deliveries in the second half of the year. We typically benefit from the cash generated from home closings more in the third and fourth quarters than in the first and second quarters. During 2020, historical cycles were impacted by COVID-19 and since then have been further impacted by sustained increased demand and supply chain and labor constraints. Historical seasonality returned in 2022 and we expect it to continue over the long term, although it may, from time to time, be affected by short-term volatility in the homebuilding industry and in the overall economy.

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

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, we have developed and implemented disclosure controls and procedures. Our management, with the participation of our CEO and CFO, has reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of June 30, 2022 (the “Evaluation Date”). Based on such evaluation, our management has concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective at a reasonable assurance level in ensuring that information that is required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

In general, housing demand is adversely affected by increases in interest rates and a lack of availability of mortgage financing. Most of our buyers finance their home purchases through our mortgage joint venture or third party lenders providing mortgage financing. If mortgage interest rates increase and, consequently, the ability of prospective buyers to finance home purchases is adversely affected, our home sales and cash flow may be adversely affected and the impact may be material. Additionally, rapid increases in interest rates may negatively impact affordability of a home purchase for existing buyers in backlog who have not yet locked in a mortgage interest rate for their loan. This could lead to an increase in the number of contract cancellations in our reported sales order numbers. For example, although long-term interest rates remain low compared to historical averages, in the first half of 2022 they have trended upward and are anticipated to continue to increase in the near term. We may have the ability to offset the impact of rising interest rates on affordability by purchasing interest rate locks; however, there is no guarantee that interest rate locks will be available for us to purchase at desirable terms, or if they are available, there is no guarantee that they will be utilized by potential customers.

A homebuyers' ability to obtain a mortgage loan is largely subject to prevailing interest rates, lenders’ credit standards and appraisals, and the availability of government-supported programs, such as those from the Federal Housing Administration ("FHA"), the

Veterans Administration ("VA"), Federal National Mortgage Association ("Fannie Mae") and the Federal Home Loan Mortgage Corporation ("Freddie Mac"). If credit standards or appraisal guidelines are tightened, or mortgage loan programs are curtailed, potential buyers of our homes may not be able to obtain necessary mortgage financing. There can be no assurance that these programs will continue to be available or that they will be as accommodating as they currently are. Continued legislative and regulatory actions and more stringent underwriting standards could have a material adverse effect on our business if certain buyers are unable to obtain mortgage financing. A prolonged tightening of the financial markets could also negatively impact our business.

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

Issuer Purchases of Equity Securities

On February 13, 2019, our Board of Directors authorized a new stock repurchase program, authorizing the expenditure of up to $100.0 million to repurchase shares of our common stock. On November 13, 2020, the Board of Directors authorized the expenditure of an additional $100.0 million to repurchase shares of our common stock under this program. On August 12, 2021, the Board of Directors authorized the expenditure of an additional $100.0 million to repurchase shares of our common stock under this program, which was announced on August 17, 2021. On May 19, 2022, the Board of Directors authorized the expenditure of an additional $200.0 million to repurchase shares of our common stock under this program, which was announced on May 25, 2022. There is no stated expiration for this program. The repurchases of the Company's shares may be made in the open market, in privately negotiated transactions, or otherwise. The timing and amount of repurchases, if any, will be determined by the Company's management at its discretion and be based on a variety of factors such as the market price of the Company's common stock, corporate and contractual requirements, prevailing market and economic conditions and legal requirements. The share repurchase program may be modified, suspended or discontinued at any time. As of June 30, 2022, there was $244.1 million available under this program to repurchase shares. We purchased 128,073 shares under the program during the three months ended June 30, 2022.

				Approximate
			Total number of	dollar value of
			shares purchased	shares that may
			as part of publicly	yet be purchased
	Total Number of	Average price paid	announced plans	under the plans or
Period	Shares Purchased	per share	or programs	programs
April 1, 2022 - April 30, 2022	—	$—	—	$54,077,423
May 1, 2022 - May 31, 2022	107,328	$77.78	107,328	$245,729,743
June 1, 2022 - June 30, 2022	20,745	$79.65	20,745	$244,077,431
Total	128,073		128,073

Item 6.	Exhibits

Exhibit Number	Description	Page or Method of Filing
3.1	Restated Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3 of Form 8-K dated June 20, 2002

3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 10-Q for the quarter ended September 30, 1998

3.1.2	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated September 15, 2004

3.1.3	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Proxy Statement for the Registrant's 2006 Annual Meeting of Stockholders

3.1.4	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix B of the Proxy Statement for the Registrant's 2008 Annual Meeting of Stockholders

3.1.5	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Definitive Proxy Statement filed by the Registrant with the Securities and Exchange Commission on January 9, 2009

3.2	Amended and Restated Bylaws of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated November 23, 2021

22	List of Guarantor Subsidiaries	Incorporated by reference to Exhibit 22 of Form 10-K for the year ended December 31, 2021

31.1	Rule 13a-14(a)/15d-14(a) Certification of Phillippe Lord, Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Hilla Sferruzza, Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Furnished herewith

101.0

The following financial statements from the Meritage Homes Corporation Quarterly Report on Form 10-Q as of and for the three and six months ended June 30, 2022 were formatted in Inline XBRL (Extensible Business Reporting Language); (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Income Statements, (iii) Unaudited Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Consolidated Financial Statements.

104.0	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL and contained in exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERITAGE HOMES CORPORATION, a Maryland corporation

By:	/s/ HILLA SFERRUZZA
Hilla Sferruzza Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date:	July 29, 2022

INDEX OF EXHIBITS

3.1	Restated Articles of Incorporation of Meritage Homes Corporation

3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.2	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.3	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.4	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.5	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.2	Amended and Restated Bylaws of Meritage Homes Corporation

22	List of Guarantor Subsidiaries

31.1	Rule 13a-14(a)/15d-14(a) Certification of Phillippe Lord, Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Hilla Sferruzza, Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.0

The following financial statements from the Meritage Homes Corporation Quarterly Report on Form 10-Q as of and for the three and six months ended June 30, 2022 were formatted in Inline XBRL (Extensible Business Reporting Language); (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Income Statements, (iii) Unaudited Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Consolidated Financial Statements.

104.0	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL and contained in exhibit 101.