Form 10-Q
period 2022-09-30
Meritage Homes CORP
filed 2022-10-28
CIK 833079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by a checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Common shares outstanding as of October 24, 2022: 36,571,393

MERITAGE HOMES CORPORATION
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$299,387	$618,335
Other receivables	193,307	147,548
Real estate	4,726,262	3,734,408
Real estate not owned	—	8,011
Deposits on real estate under option or contract	88,428	90,679
Investments in unconsolidated entities	11,356	5,764
Property and equipment, net	39,437	37,340
Deferred tax assets, net	41,060	40,672
Prepaids, other assets and goodwill	171,853	124,776
Total assets	$5,571,090	$4,807,533
Liabilities
Accounts payable	$322,227	$216,009
Accrued liabilities	353,512	337,277
Home sale deposits	57,767	42,610
Liabilities related to real estate not owned	—	7,210
Loans payable and other borrowings	12,460	17,552
Senior notes, net	1,143,314	1,142,486
Total liabilities	1,889,280	1,763,144
Stockholders’ Equity
Preferred stock, par value $0.01. Authorized 10,000,000 shares; none issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, par value $0.01. Authorized 125,000,000 shares; 36,571,393 and 37,340,855 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	366	373
Additional paid-in capital	322,442	414,841
Retained earnings	3,359,002	2,629,175
Total stockholders’ equity	3,681,810	3,044,389
Total liabilities and stockholders’ equity	$5,571,090	$4,807,533
See accompanying notes to unaudited consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Homebuilding:
Home closing revenue	$1,569,032	$1,251,435	$4,223,435	$3,596,060
Land closing revenue	8,989	8,470	53,901	25,225
Total closing revenue	1,578,021	1,259,905	4,277,336	3,621,285
Cost of home closings	(1,118,394)	(879,759)	(2,950,409)	(2,612,428)
Cost of land closings	(8,577)	(7,706)	(42,046)	(24,246)
Total cost of closings	(1,126,971)	(887,465)	(2,992,455)	(2,636,674)
Home closing gross profit	450,638	371,676	1,273,026	983,632
Land closing gross profit	412	764	11,855	979
Total closing gross profit	451,050	372,440	1,284,881	984,611
Financial Services:
Revenue	6,308	5,208	16,119	15,624
Expense	(2,804)	(2,308)	(7,897)	(6,846)
Earnings from financial services unconsolidated entities and other, net	1,338	1,324	4,033	3,821
Financial services profit	4,842	4,224	12,255	12,599
Commissions and other sales costs	(77,884)	(68,952)	(212,807)	(210,585)
General and administrative expenses	(48,443)	(47,192)	(136,370)	(128,297)
Interest expense	—	(79)	(41)	(246)
Other (expense)/income, net	(74)	1,268	(849)	3,443
Loss on early extinguishment of debt	—	—	—	(18,188)
Earnings before income taxes	329,491	261,709	947,069	643,337
Provision for income taxes	(67,002)	(60,957)	(217,242)	(143,353)
Net earnings	$262,489	$200,752	$729,827	$499,984
Earnings per common share:
Basic	$7.18	$5.33	$19.87	$13.26
Diluted	$7.10	$5.25	$19.65	$13.06
Weighted average number of shares:
Basic	36,569	37,647	36,736	37,703
Diluted	36,946	38,229	37,136	38,285

See accompanying notes to unaudited consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net earnings	$729,827	$499,984
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	17,545	19,892
Stock-based compensation	16,897	14,435
Loss on early extinguishment of debt	—	18,188
Equity in earnings from unconsolidated entities	(3,703)	(2,878)
Distributions of earnings from unconsolidated entities	3,785	3,324
Other	11,154	(3,085)
Changes in assets and liabilities:
Increase in real estate	(990,106)	(810,731)
Decrease/(increase) in deposits on real estate under option or contract	176	(18,453)
Increase in other receivables, prepaids and other assets	(89,177)	(51,611)
Increase in accounts payable and accrued liabilities	118,636	67,301
Increase in home sale deposits	15,157	14,928
Net cash used in operating activities	(169,809)	(248,706)
Cash flows from investing activities:
Investments in unconsolidated entities	(5,674)	(1)
Purchases of property and equipment	(19,537)	(17,910)
Proceeds from sales of property and equipment	328	404
Maturities/sales of investments and securities	1,032	2,795
Payments to purchase investments and securities	(1,032)	(2,795)
Net cash used in investing activities	(24,883)	(17,507)
Cash flows from financing activities:
Repayment of loans payable and other borrowings	(14,953)	(6,308)
Repayment of senior notes	—	(317,690)
Proceeds from issuance of senior notes	—	450,000
Payment of debt issuance costs	—	(6,102)
Repurchase of shares	(109,303)	(37,017)
Net cash (used in)/provided by financing activities	(124,256)	82,883
Net decrease in cash and cash equivalents	(318,948)	(183,330)
Cash and cash equivalents, beginning of period	618,335	745,621
Cash and cash equivalents, end of period	$299,387	$562,291
See Supplemental Disclosure of Cash Flow Information in Note 13.
See accompanying notes to unaudited consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION
Organization. Meritage Homes Corporation ("Meritage Homes") is a leading designer and builder of single-family homes. We primarily build in historically high-growth regions of the United States and offer a variety of entry-level and first move-up homes. We have homebuilding operations in three regions: West, Central and East, which are comprised of ten states: Arizona, California, Colorado, Texas, Florida, Georgia, North Carolina, South Carolina, Tennessee and Utah. We also operate a financial services reporting segment. In this segment, we offer title and escrow, mortgage, and insurance services. Carefree Title Agency, Inc. ("Carefree Title"), our wholly-owned title company, provides title insurance and closing/settlement services to our homebuyers. Managing our own title operations allows us greater control over the entire escrow and closing cycles in addition to generating additional revenue. Meritage Homes Insurance Agency (“Meritage Insurance"), our wholly-owned insurance broker, works in collaboration with insurance companies nationwide to offer homeowners insurance and other insurance products to our homebuyers. Our financial services operations also provides mortgage services to our homebuyers through an unconsolidated joint venture.
We commenced our homebuilding operations in 1985 through our predecessor company, Monterey Homes. Meritage Homes Corporation was incorporated in the state of Maryland in 1988 under the name of Homeplex Mortgage Investments Corporation and merged with Monterey Homes in 1996, at which time our name was changed to Monterey Homes Corporation and later ultimately to Meritage Homes Corporation. Since that time, we have engaged in homebuilding and related activities. Meritage Homes Corporation operates as a holding company and has no independent assets or operations. Its homebuilding construction, development and sales activities are conducted through its subsidiaries. Our homebuilding activities are conducted under the name of Meritage Homes in each of our homebuilding markets. At September 30, 2022, we were actively selling homes in 275 communities, with base prices ranging from approximately $250,000 to $1,400,000.
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
Cash and Cash Equivalents. Liquid investments with an initial maturity of three months or less are classified as cash equivalents. Amounts in transit from title companies or closing agents for home closings of approximately $94.6 million and $95.4 million are included in Cash and cash equivalents at September 30, 2022 and December 31, 2021, respectively.
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
We rely on certain estimates to determine our construction and land development costs. Construction and land costs are comprised of direct and allocated costs, including estimated future costs. In determining these costs, we compile project budgets that are based on a variety of assumptions, including future construction schedules and costs to be incurred. Actual results can differ from budgeted amounts for various reasons, including construction delays, labor or material shortages, absorptions that differ from our expectations, increases in costs that have not yet been committed, changes in governmental requirements, or other unanticipated issues, including weather, encountered during construction and development and other factors beyond our control. To address uncertainty in these budgets, we assess, update and revise project budgets on a regular basis, utilizing the most current information available to estimate home construction and land development costs.
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
All of our land inventory and related real estate assets are periodically reviewed for recoverability when certain criteria are met, but at least annually, as our inventory is considered “long-lived” in accordance with GAAP. Community-level reviews are performed quarterly to determine if indicators of potential impairment exist. If indicators of potential impairment exist and the undiscounted cash flows expected to be generated by an asset are lower than its carrying amount, impairment charges are recorded to write down the asset to its estimated fair value. The impairment of a community is allocated to each remaining lot in the community on a straight-line basis. Our determination of fair value is based on projections and estimates. Changes in these expectations may lead to a change in the outcome of our impairment analysis, and actual results may also differ from our assumptions. See Note 2 for additional information related to real estate.
Deposits. Deposits paid related to land option and purchase contracts are recorded and classified as Deposits on real estate under option or contract until the related land is purchased. Deposits are reclassified as a component of Real estate at the time the deposit is used to offset the acquisition price of the land based on the terms of the underlying agreements. To the extent they are non-refundable, deposits are expensed to Cost of home closings if the land acquisition is terminated or no longer considered probable. Since our acquisition contracts typically do not require specific performance, we do not consider such contracts to be contractual obligations to purchase the land and our total exposure under such contracts is limited to the loss of any non-refundable deposits and any ancillary capitalized costs. Our Deposits on real estate under option or contract were $88.4 million and $90.7 million as of September 30, 2022 and December 31, 2021, respectively.
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

The table below outlines our ROU assets and lease liabilities (in thousands):

	As of
	September 30, 2022	December 31, 2021
ROU assets	$19,961	$21,038
Lease liabilities	23,998	26,171

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
The table below outlines our surety bond and letter of credit obligations (in thousands):

	As of
	September 30, 2022		December 31, 2021
	Outstanding	Estimated work remaining to complete	Outstanding	Estimated work remaining to complete
Sureties:
Sureties related to owned projects and lots under contract	$852,017	$528,510	$620,297	$352,152
Total Sureties	$852,017	$528,510	$620,297	$352,152
Letters of Credit (“LOCs”):
LOCs for land development	54,799	N/A	57,396	N/A
LOCs for general corporate operations	5,000	N/A	5,000	N/A
Total LOCs	$59,799	N/A	$62,396	N/A

Accrued Liabilities. Accrued liabilities at September 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	As of
	September 30, 2022	December 31, 2021
Accruals related to real estate development and construction activities	$158,552	$115,214
Payroll and other benefits	84,062	102,773
Accrued interest	21,383	5,556
Accrued taxes	12,634	37,297
Warranty reserves	31,715	26,264
Lease liabilities	23,998	26,171
Other accruals	21,168	24,002
Total	$353,512	$337,277

Warranty Reserves. We provide home purchasers with limited warranties against certain building defects and we have certain obligations related to those post-construction warranties for closed homes. The specific terms and conditions of these limited warranties vary by state, but overall the nature of the warranties include a complete workmanship and materials warranty for the first year after the close of the home, a major mechanical warranty for two years after the close of the home and a structural warranty that typically extends up to 10 years after the close of the home. With the assistance of an actuary, we have estimated these reserves for the structural warranty based on the number of homes still under warranty and historical data and trends for our communities. We may use industry data with respect to similar product types and geographic areas in markets where our experience is incomplete to draw a meaningful conclusion. We regularly review our warranty reserves and adjust them, as necessary, to reflect changes in trends as information becomes available. Based on such reviews of warranty costs incurred, we did not adjust the warranty reserve balance in the three or nine months ended September 30, 2022 or 2021. Included in the warranty reserve balances at September 30, 2022 and December 31, 2021 reflected in the table below are case-specific reserves for warranty matters, as discussed in Note 15.
A summary of changes in our warranty reserves follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022		2021
Balance, beginning of period	$31,437	$25,065	$26,264		$23,743
Additions to reserve from new home deliveries	5,583	4,442	15,419		12,766
Warranty claims	(5,305)	(2,956)	(9,968)	(1)	(9,958)
Adjustments to pre-existing reserves	—	—	—		—
Balance, end of period	$31,715	$26,551	$31,715		$26,551
(1)    Net of recoveries for costs incurred over several years on a foundation design and performance matter that affected a single community in Texas.
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
Revenue Recognition. In accordance with ASC 606, Revenue from Contracts with Customers, we apply the following steps in determining the timing and amount of revenue to recognize: (1) identify the contract with our customer; (2) identify the performance obligation(s) in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract, if applicable; and (5) recognize revenue when (or as) we satisfy the performance obligations. The performance obligations and subsequent revenue recognition for our three sources of revenue are outlined below:
•Revenue from home closings is recognized when closings have occurred, the risks and rewards of ownership are transferred to the buyer, and we have no continuing involvement with the property, which is generally upon the close of escrow. Revenue is reported net of any discounts and incentives.
•Revenue from land closings is recognized when a significant down payment is received, title passes, and collectability of the receivable, if any, is reasonably assured, and we have no continuing involvement with the property, which is generally upon the close of escrow.
•Revenue from financial services is recognized when closings have occurred and all financial services have been rendered, which is generally upon the close of escrow.
Home closing and land closing revenue expected to be recognized in any future year related to remaining performance obligations (if any) and the associated contract liabilities expected to be recognized as revenue, excluding revenue pertaining to contracts that have an original expected duration of one year or less, is not material. Revenue from financial services includes estimated future insurance policy renewal commissions as our performance obligations are satisfied upon issuance of the initial policy with a third party broker. The related contract assets for these estimated future renewal commissions are not material at September 30, 2022 and December 31, 2021. Our three sources of revenue are disaggregated by type in the accompanying unaudited consolidated income statements.

Recent Accounting Pronouncements.
There are no recent accounting pronouncements that are expected to have a material impact on our financial statements or financial statement disclosures.

NOTE 2 — REAL ESTATE AND CAPITALIZED INTEREST
Real estate consists of the following (in thousands):

	As of
	September 30, 2022	December 31, 2021
Homes under contract under construction (1)	$1,452,691	$1,039,822
Unsold homes, completed and under construction (1)	986,862	484,999
Model homes (1)	87,550	81,049
Finished home sites and home sites under development (2) (3)	2,199,159	2,128,538
Total	$4,726,262	$3,734,408

(1)Includes the allocated land and land development costs associated with each lot for these homes.
(2)Includes raw land, land held for development and land held for sale, less impairments, if any. We do not capitalize interest for inactive assets, and all ongoing costs of land ownership (i.e. property taxes, homeowner association dues, etc.) are expensed as incurred.
(3)Includes land held for sale of $62.2 million and $62.1 million as of September 30, 2022 and December 31, 2021, respectively.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Capitalized interest, beginning of period	$61,459	$56,710	$56,253	$58,940
Interest incurred	15,179	15,212	45,563	47,625
Interest expensed	—	(79)	(41)	(246)
Interest amortized to cost of home and land closings	(14,548)	(14,550)	(39,685)	(49,026)
Capitalized interest, end of period	$62,090	$57,293	$62,090	$57,293

NOTE 3 — VARIABLE INTEREST ENTITIES AND CONSOLIDATED REAL ESTATE NOT OWNED
We enter into purchase and option agreements for land or lots as part of the normal course of business. These purchase and option agreements enable us to acquire properties at one or multiple future dates at pre-determined prices. We believe these acquisition structures allow us to better leverage our balance sheet and reduce our financial risk associated with land acquisitions. In accordance with ASC 810, Consolidation, we evaluate all purchase and option agreements for land to determine whether they are a variable interest entity ("VIE"), and if so, whether we are the primary beneficiary. Although we do not have legal title to the underlying land, if we are the primary beneficiary we are required to consolidate the VIE in our financial statements and reflect such assets and liabilities as Real estate not owned and Liabilities related to real estate not owned, respectively. As a result of our analyses, we determined that as of September 30, 2022 and December 31, 2021, we were not the primary beneficiary of any VIEs from which we have acquired rights to land or lots under option contracts.

The table below presents a summary of our lots under option at September 30, 2022 (dollars in thousands):

	Projected Number of Lots	Purchase Price	Option/ Earnest Money Deposits–Cash
Purchase and option contracts recorded on balance sheet as Real estate not owned	—	$—	$—
Option contracts — non-refundable deposits, committed (1)	9,989	558,694	58,154
Purchase contracts — non-refundable deposits, committed (1)	8,427	243,038	19,508
Purchase and option contracts —refundable deposits, committed	2,102	52,787	1,105
Total committed	20,518	854,519	78,767
Purchase and option contracts — refundable deposits, uncommitted (2)	22,524	743,757	9,661
Total lots under contract or option	43,042	$1,598,276	$88,428
Total purchase and option contracts not recorded on balance sheet (3)	43,042	$1,598,276	$88,428	(4)

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
(4)Amount is reflected on the accompanying unaudited consolidated balance sheets in Deposits on real estate under option or contract as of September 30, 2022.
Generally, our options to purchase lots remain effective so long as we purchase a pre-established minimum number of lots each month or quarter, as determined by the respective agreement. Although the pre-established number is typically structured to approximate our expected rate of home construction starts, during a weakened homebuilding market, we may purchase lots at an absorption level that exceeds our expected orders and home starts pace to meet the pre-established minimum number of lots or restructure our original contract to terms that more accurately reflect our revised orders pace expectations. During a strong homebuilding market, we may accelerate our pre-established minimum purchases if allowed by the contract.

NOTE 4 - INVESTMENTS IN UNCONSOLIDATED ENTITIES
We may enter into joint ventures as a means of accessing larger parcels of land, expanding our market opportunities, managing our risk profile, optimizing deal structure for the impacted parties and leveraging our capital. While purchasing land through a joint venture can be beneficial, currently we do not view joint ventures as critical to the success of our homebuilding operations. Our joint venture partners generally are other homebuilders, land sellers or other real estate investors. We generally do not have a controlling interest in these ventures, which means our joint venture partners could cause the venture to take actions we disagree with or fail to take actions we believe should be undertaken, including the sale of the underlying property to repay debt or recoup all or part of the partners' investments. Based on the structure of these joint ventures, they may or may not be consolidated into our results. As of September 30, 2022, we had two active equity-method land joint ventures and one mortgage joint venture, which is engaged in mortgage activities and primarily provides services to our homebuyers.

Summarized condensed combined financial information related to unconsolidated joint ventures that are accounted for using the equity method was as follows (in thousands):

	As of
	September 30, 2022	December 31, 2021
Assets:
Cash	$2,768	$7,983
Real estate	17,628	7,989
Other assets	7,844	3,903
Total assets	$28,240	$19,875
Liabilities and equity:
Accounts payable and other liabilities	$6,870	$7,899
Equity of:
Meritage (1)	10,195	4,752
Other	11,175	7,224
Total liabilities and equity	$28,240	$19,875

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$12,083	$10,070	$31,161	$29,173
Costs and expenses	(9,535)	(8,171)	(25,743)	(24,700)
Net earnings of unconsolidated entities	$2,548	$1,899	$5,418	$4,473
Meritage’s share of pre-tax earnings (1) (2)	$1,558	$1,071	$3,750	$2,878

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

NOTE 5 — LOANS PAYABLE AND OTHER BORROWINGS
Loans payable and other borrowings consist of the following (in thousands):

	As of
	September 30, 2022	December 31, 2021
Other borrowings, real estate notes payable (1)	$12,460	$17,552
$780.0 million unsecured revolving credit facility	—	—
Total	$12,460	$17,552
(1)Reflects balance of non-recourse notes payable in connection with land purchases.
The Company entered into an amended and restated unsecured revolving credit facility ("Credit Facility") in 2014 that has been amended from time to time. In December 2021, the Credit Facility was amended to extend the maturity date to December 22, 2026 and replace LIBOR as the benchmark interest rate with the Secured Overnight Financing Rate ("SOFR") as described below. The Credit Facility's aggregate commitment is $780.0 million with an accordion feature permitting the size of the facility to increase to a maximum of $880.0 million, subject to certain conditions, including the availability of additional bank commitments. Borrowings under the Credit Facility bear interest at the Company's option, at either (1) term SOFR (based on 1, 3, or 6 month interest periods, as selected by the Company) plus a 10 basis point adjustment plus an applicable margin (ranging from 125 basis points to 175 basis points (the "applicable margin")) based on the Company's leverage ratio as determined in accordance with a pricing grid, (2) the higher of (i) the prime lending rate ("Prime"), (ii) an overnight bank rate plus 50 basis points and (iii) term SOFR (based on a 1 month interest period) plus a 10 basis point adjustment plus 1%, in each case plus a margin ranging from 25 basis points to 75 basis points based on the Company's leverage in accordance with a pricing grid, or (3) daily simple SOFR plus a 10 basis point adjustment plus the applicable margin. At September 30, 2022, the interest rate on outstanding borrowings under the Credit Facility would have been 4.390% per annum, calculated in accordance with option (1) discussed previously and using the 1 month term SOFR. We are obligated to pay a fee on the undrawn portion of the Credit Facility at a rate equal to the applicable margin then in effect.
The Credit Facility also contains certain financial covenants, including (a) a minimum tangible net worth requirement of $1.9 billion (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings), and (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 60%. In addition, we are required to maintain either (i) an interest coverage ratio (EBITDA to interest expense, as defined therein) of at least 1.50 to 1.00 or (ii) liquidity (as defined therein) of an amount not less than our consolidated interest incurred during the trailing 12 months. We were in compliance with all Credit Facility covenants as of September 30, 2022.
We had no outstanding borrowings under the Credit Facility as of September 30, 2022 and December 31, 2021. We had $40.0 million in borrowings and repayments during the three and nine months ended September 30, 2022, and no borrowings or repayments during the three and nine months ended September 30, 2021. As of September 30, 2022, we had outstanding letters of credit issued under the Credit Facility totaling $59.8 million, leaving $720.2 million available under the Credit Facility to be drawn.

NOTE 6 — SENIOR NOTES, NET
Senior notes, net consist of the following (in thousands):

	As of
	September 30, 2022	December 31, 2021
6.00% senior notes due 2025. At September 30, 2022 and December 31, 2021 there was approximately $2,182 and $2,795 in net unamortized premium, respectively.	402,182	402,795
5.125% senior notes due 2027	300,000	300,000
3.875% senior notes due 2029	450,000	450,000
Net debt issuance costs	(8,868)	(10,309)
Total	$1,143,314	$1,142,486
The indentures for all of our senior notes contain non-financial covenants including, among others, limitations on the amount of secured debt we may incur, and limitations on sale and leaseback transactions and mergers. We were in compliance with all such covenants as of September 30, 2022.
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
Financial Instruments: The fair value of our fixed-rate debt is derived from quoted market prices by independent dealers (Level 2 inputs as per the discussion above) and is as follows (in thousands):

	As of
	September 30, 2022		December 31, 2021
	Aggregate Principal	Estimated Fair Value	Aggregate Principal	Estimated Fair Value
6.00% senior notes due 2025	$400,000	$388,000	$400,000	$446,520
5.125% senior notes due 2027	$300,000	$267,000	$300,000	$329,640
3.875% senior notes due 2029	$450,000	$357,750	$450,000	$472,500
Due to the short-term nature of other financial assets and liabilities, including our Loans payable and other borrowings, we consider the carrying amounts of our other short-term financial instruments to approximate fair value.

NOTE 8 — EARNINGS PER SHARE
Basic and diluted earnings per common share were calculated as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Basic weighted average number of shares outstanding	36,569	37,647	36,736	37,703
Effect of dilutive securities:
Unvested restricted stock	377	582	400	582
Diluted average shares outstanding	36,946	38,229	37,136	38,285
Net earnings	$262,489	$200,752	$729,827	$499,984
Basic earnings per share	$7.18	$5.33	$19.87	$13.26
Diluted earnings per share	$7.10	$5.25	$19.65	$13.06

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

A summary of the carrying amount of goodwill follows (in thousands):

	West	Central	East	Financial Services	Corporate	Total
Balance at December 31, 2021	$—	$—	$32,962	$—	$—	$32,962
Additions	—	—	—	—	—	—
Balance at September 30, 2022	$—	$—	$32,962	$—	$—	$32,962

NOTE 10 — STOCKHOLDERS’ EQUITY
A summary of changes in stockholders’ equity is presented below (in thousands):

	Nine Months Ended September 30, 2022
	(In thousands)
	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2021	37,341	$373	$414,841	$2,629,175	$3,044,389
Net earnings	—	—	—	217,254	217,254
Stock-based compensation expense	—	—	5,975	—	5,975
Issuance of stock	392	4	(4)	—	—
Share repurchases	(1,038)	(10)	(99,293)	—	(99,303)
Balance at March 31, 2022	36,695	$367	$321,519	$2,846,429	$3,168,315
Net earnings	—	—	—	250,084	250,084
Stock-based compensation expense	—	—	4,070	—	4,070
Share repurchases	(128)	(1)	(9,999)	—	(10,000)
Balance at June 30, 2022	36,567	$366	$315,590	$3,096,513	$3,412,469
Net earnings	—	—	—	262,489	262,489
Stock-based compensation expense	—	—	6,852	—	6,852
Issuance of stock	4	—	—	—	—
Share repurchases	—	—	—	—	—
Balance at September 30, 2022	36,571	$366	$322,442	$3,359,002	$3,681,810

	Nine Months Ended September 30, 2021
	(In thousands)
	Number of Shares		Common Stock		Additional Paid-In Capital		Retained Earnings		Total
Balance at December 31, 2020	37,512		$375		$455,762		$1,891,731		$2,347,868
Net earnings	—		—		—		131,843		131,843
Stock-based compensation expense	—		—		5,367		—		5,367
Issuance of stock	435		4		(4)		—		—
Share repurchases	(100)		(1)		(8,384)		—		(8,385)
Balance at March 31, 2021	37,847		$378		$452,741		$2,023,574		$2,476,693
Net earnings	—		—		—		167,389		167,389
Stock-based compensation expense	—		—		3,223		—		3,223
Share repurchases	(200)		(2)		(19,159)		—		(19,161)
Balance at June 30, 2021	37,647	—	376	—	436,805	—	2,190,963	—	2,628,144
Net earnings	—		—		—		200,752		200,752
Stock-based compensation expense	—		—		5,845		—		5,845
Issuance of stock	3		—		—		—		—
Share repurchases	(95)		—		(9,471)		—		(9,471)
Balance at September 30, 2021	37,555		$376		$433,179		$2,391,715		$2,825,270

NOTE 11 — STOCK BASED AND DEFERRED COMPENSATION

We have a stock compensation plan, the Meritage Homes Corporation 2018 Stock Incentive Plan (the “2018 Plan"), that was approved by our Board of Directors and our stockholders and adopted in May 2018. The 2018 Plan is administered by our Board of Directors and allows for the grant of stock appreciation rights, restricted stock awards, restricted stock units, performance share awards and performance-based awards in addition to non-qualified and incentive stock options. All available shares from expired, terminated, or forfeited awards that remained under prior plans were merged into and became available for grant under the 2018 Plan. The 2018 Plan authorizes awards to officers, key employees, non-employee directors and consultants. The 2018 Plan authorizes 6,600,000 shares of stock to be awarded, of which 731,405 shares remain available for grant at September 30, 2022. We believe that such awards provide a means of performance-based compensation to attract and retain qualified employees and better align the interests of our employees with those of our stockholders. Non-vested stock awards are usually granted with a five-year ratable vesting period for employees, a three-year cliff vesting for both restricted stock and performance-based awards granted to senior executive officers and either a three-year cliff vesting or one-year vesting for non-employee directors, dependent on their start date.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock-based compensation expense	$6,852	$5,845	$16,897	$14,435
Non-vested shares granted	13,478	4,114	278,340	225,666
Performance-based non-vested shares granted	3,322	—	43,326	46,593
Performance-based shares issued in excess of target shares granted (1)	—	—	37,146	37,425
Restricted stock awards vested (includes performance-based awards)	4,418	3,615	396,578	438,344
(1)Performance-based shares that vested and were issued as a result of performance achievement exceeding the originally established targeted number of shares related to respective performance metrics.
The following table includes additional information regarding our stock compensation plan (dollars in thousands):

	As of
	September 30, 2022	December 31, 2021
Unrecognized stock-based compensation cost	$33,823	$25,007
Weighted average years expense recognition period	2.02	1.97
Total equity awards outstanding (1)	803,769	883,280
(1)Includes unvested restricted stock awards, restricted stock units and performance-based awards (assuming 100%/target payout).
We also offer a non-qualified deferred compensation plan ("deferred compensation plan") to highly compensated employees in order to allow them additional pre-tax income deferrals above and beyond the limits that qualified plans, such as 401(k) plans, impose on highly compensated employees. We do not currently offer a contribution match on the deferred compensation plan. All contributions to the plan to date have been funded by the employees and, therefore, we have no associated expense related to the deferred compensation plan for the three or nine months ended September 30, 2022 or 2021, other than minor administrative costs.
NOTE 12 — INCOME TAXES
Components of the income tax provision are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Federal	$54,114	$47,955	$177,577	$115,781
State	12,888	13,002	39,665	27,572
Total	$67,002	$60,957	$217,242	$143,353

The effective tax rate for the three and nine months ended September 30, 2022 was 20.3% and 22.9%, and for the three and nine months ended September 30, 2021 was 23.3% and 22.3%, respectively. The lower tax rate for the three months ended September 30, 2022 compared to the same period in 2021 is due to the retroactive extension of the new energy-efficient homes credits for homes closed in the first half of 2022, described below. The 2021 rates benefited from the Taxpayer Certainty and Disaster Tax Relief Act that was passed in December 2019 and expired on December 31, 2021.

On August 16, 2022, the Inflation Reduction Act of 2022 ("the IRA") was signed into law. The IRA retroactively extended the Internal Revenue Code ("IRC") §45L new energy-efficient homes federal tax credit to homes delivered from January 1, 2022 through December 31, 2032, and also modifies the energy standards required to qualify for the tax credit and increases the per-home credit amount starting in 2023. As a result of the adoption of the IRA, the effective tax rates for the three and nine months ended September 30, 2022 reflect the benefit of the new energy-efficient homes credits on qualifying homes we delivered during 2022. The IRA, among other provisions, also creates a 15% corporate alternative minimum tax on certain profits and a 1% excise tax on stock repurchases, which will be effective for us on January 1, 2023, and we do not expect to have a material impact on our consolidated financial statements.

At September 30, 2022 and December 31, 2021, we have no unrecognized tax benefits. We believe our current income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change. Our policy is to accrue interest and penalties on unrecognized tax benefits and include them in the provision for income taxes.
We determine our deferred tax assets and liabilities in accordance with ASC 740, Income Taxes. We evaluate our deferred tax assets, including the benefit from net operating losses ("NOLs"), by jurisdiction to determine if a valuation allowance is required. Companies must assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. This assessment considers, among other matters, the nature, frequency and severity of cumulative losses, forecasts of future profitability, the length of statutory carry forward periods, experiences with operating losses and experiences of utilizing tax credit carry forwards and tax planning alternatives. We have no valuation allowance on our deferred tax assets and no NOL carryovers at September 30, 2022.
At September 30, 2022, we have income taxes receivable of $3.7 million and no incomes tax payable. The income taxes receivable primarily consists of estimated tax payments, net of current federal and state tax accruals and current energy tax credits. This amount is recorded in Other receivables on the accompanying unaudited consolidated balance sheets at September 30, 2022.
We conduct business and are subject to tax in the U.S. both federally and in several states. With few exceptions, we are no longer subject to U.S. federal, state, or local income tax examinations by taxing authorities for years prior to 2017. We have no federal or state income tax examinations being conducted at this time.

NOTE 13 — SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
The following table presents certain supplemental cash flow information (in thousands):

	Nine Months Ended September 30,
	2022	2021
Cash paid during the year for:
Interest, net of interest capitalized	$(16,119)	$(14,451)
Income taxes paid	$242,994	$152,843
Non-cash operating activities:
Real estate acquired through notes payable	$9,861	$2,199

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
Management’s evaluation of segment performance is based on segment operating income, which we define as home and land closing revenue less cost of home and land closings, including land development and other land sales costs, commissions and other sales costs, and other general and administrative costs incurred by or allocated to each segment, including impairments. Each reportable segment follows the same accounting policies described in Note 1, “Organization and Basis of Presentation.” Operating results for each segment may not be indicative of the results for such segment had it been an independent, stand-alone entity for the periods presented.

The following segment information is in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Homebuilding revenue (1):
West	$598,147	$460,089	$1,580,456	$1,305,684
Central	500,582	383,206	1,280,242	1,109,228
East	479,292	416,610	1,416,638	1,206,373
Consolidated total	$1,578,021	$1,259,905	$4,277,336	$3,621,285
Homebuilding segment operating income:
West	$121,060	$95,167	$357,319	$238,356
Central	112,141	90,579	287,604	232,537
East	104,872	83,853	317,815	207,509
Total homebuilding segment operating income	338,073	269,599	962,738	678,402
Financial services segment profit	4,842	4,224	12,255	12,599
Corporate and unallocated costs (2)	(13,350)	(13,303)	(27,034)	(32,673)
Interest expense	—	(79)	(41)	(246)
Other (expense)/ income, net	(74)	1,268	(849)	3,443
Loss on early extinguishment of debt	—	—	—	(18,188)
Earnings before income taxes	$329,491	$261,709	$947,069	$643,337

(1)Homebuilding revenue includes the following land closing revenue, by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Land closing revenue:
West	$8,120	$8,470	$40,927	$21,426
Central	869	—	10,374	3,799
East	—	—	2,600	—
Total	$8,989	$8,470	$53,901	$25,225
(2)Balance consists primarily of corporate costs and numerous shared service functions such as finance and treasury that are not allocated to the homebuilding or financial services reporting segments.

	At September 30, 2022
	West		Central		East		Financial Services	Corporate and Unallocated		Total
Deposits on real estate under option or contract	$25,211		$9,223		$53,994		$—	$—		$88,428
Real estate	1,910,289		1,409,875		1,406,098		—	—		4,726,262
Investments in unconsolidated entities	110		2,897		7,381		—	968		11,356
Other assets	72,913	(1)	217,266	(2)	96,315	(3)	610	357,940	(4)	745,044
Total assets	$2,008,523		$1,639,261		$1,563,788		$610	$358,908		$5,571,090

(1)Balance consists primarily of cash and cash equivalents, prepaids and other assets and property and equipment, net.
(2)Balance consists primarily of cash and cash equivalents, development reimbursements from local municipalities and prepaids and other assets.
(3)Balance consists primarily of cash and cash equivalents, goodwill (see Note 9), prepaids and other assets and property and equipment, net.

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
(1)Balance consists primarily of cash and cash equivalents, development reimbursements from local municipalities and property and equipment, net.
(2)Balance consists primarily of cash and cash equivalents, development reimbursements from local municipalities and prepaids and other assets.
(3)Balance consists primarily of cash and cash equivalents, real estate not owned, goodwill, prepaids and other assets and property and equipment, net.
(4)Balance consists primarily of cash and cash equivalents, deferred tax assets and prepaids and other assets.

NOTE 15 — COMMITMENTS AND CONTINGENCIES
We are involved in various routine legal and regulatory proceedings, including, without limitation, claims and litigation alleging construction defects. In general, the proceedings are incidental to our business, and most exposure is subject to and should be covered by warranty and indemnity obligations of our consultants and subcontractors. Additionally, some such claims are also covered by insurance. With respect to the majority of pending litigation matters, our ultimate legal and financial responsibility, if any, cannot be estimated with certainty and, in most cases, any potential losses related to these matters are not considered probable. Historically, most disputes regarding warranty claims are resolved prior to litigation. We believe there are no pending legal or warranty matters as of September 30, 2022 that could have a material adverse impact upon our consolidated financial condition, results of operations or cash flows that have not been sufficiently reserved.

As discussed in Note 1 under the heading “Warranty Reserves”, we have case specific reserves within our $31.7 million of total warranty reserves related to alleged stucco defects in certain homes we constructed predominantly between 2006 and 2017. Our review and handling of this matter is ongoing and our estimate of and reserves for resolving this matter is based on internal data, our judgment and various assumptions and estimates. Due to the degree of judgment and the potential for variability in our underlying assumptions and data, as we obtain additional information, we may revise our estimate and thus our related reserves. As of September 30, 2022, after considering potential recoveries from the consultants and contractors involved and their insurers and the potential recovery under our general liability insurance policies, we believe our reserves are sufficient to cover the above mentioned matter. See Note 1 for information related to our warranty obligations.

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
The words “believe,” “expect,” “anticipate,” “forecast,” “plan,” “intend,” “may,” “will,” “should,” “could,” “estimate,” "target," and “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. All statements we make other than statements of historical fact are forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Forward-looking statements in this Annual Report include statements concerning our belief that we have ample liquidity; our goals, strategies and strategic initiatives including our all-spec strategy for entry-level homes and the anticipated benefits relating thereto; our intentions and the expected benefits and advantages of our product and land positioning strategies, including with respect to our focus on the first-time and first move-up buyer and housing demand for affordable homes; the benefits of and our intentions to use options to acquire land; our delivery of substantially all of our backlog existing as of period end; our positions and our expected outcome relating to litigation and regulatory proceedings in general; our intentions to not pay dividends; that we may repurchase our debt and equity securities; our non-use of derivative financial instruments; expectations regarding our industry and our business for the remainder of 2022 and beyond, including our all-spec strategy for entry-level homes; the demand for and the pricing of our homes; our land and lot acquisition strategy (including that we will redeploy cash to acquire well-positioned finished lots and that we may participate in joint ventures or opportunities outside of our existing markets if opportunities arise and the benefits relating thereto); that we may expand into new markets; the availability of labor and materials for our operations; that we may seek additional debt or equity capital; our expectation that existing guarantees, letters of credit and performance and surety bonds will not be drawn on; the sufficiency of our insurance coverage and warranty reserves; the sufficiency of our capital resources to support our business strategy; the sufficiency of our land pipeline; the impact of new accounting standards and changes in accounting estimates; trends and expectations concerning future demand for homes, sales prices, sales orders, cancellations, construction and materials costs and availability, gross margins, land costs, community counts and profitability and future home supply and inventories; our future cash needs and sources; the impact of seasonality; and our future compliance with debt covenants.

Important factors that could cause actual results to differ materially from those in forward-looking statements, and that could negatively affect our business include, but are not limited to, the following: increases in mortgage interest rates and the availability and pricing of residential mortgages and the potential benefits of rate locks; inflation in the cost of materials used to develop communities and construct homes; supply chain and labor constraints; our ability to acquire and develop lots may be negatively impacted if we are unable to obtain performance and surety bonds; the ability of our potential buyers to sell their existing homes; legislation related to tariffs; the adverse effect of slow absorption rates; impairments of our real estate inventory; cancellation rates; competition; home warranty and construction defect claims; failures in health and safety performance; fluctuations in quarterly operating results; our level of indebtedness; our ability to obtain financing if our credit ratings are downgraded; our potential exposure to and impacts from natural disasters or severe weather conditions; the availability and cost of finished lots and undeveloped land; the success of our strategy to offer and market entry-level and first move-up homes; a change to the feasibility of projects under option or contract that could result in the write-down or write-off of earnest or option deposits; our limited geographic diversification; the replication of our energy-efficient technologies by our competitors; shortages in the availability and cost of subcontract labor; our exposure to information technology failures and security breaches and the impact thereof; the loss of key personnel; changes in tax laws that adversely impact us or our homebuyers; our inability to prevail on contested tax positions; failure of our employees and representatives to comply with laws and regulations; our compliance with government regulations related to our financial services operations; negative publicity that affects our reputation; potential disruptions to our business by an epidemic or pandemic (such as COVID-19), and measures that federal, state and local governments and/or health authorities implement to address it; and other factors identified in documents filed by the Company with the Securities and Exchange Commission, including those set forth in this Form 10-Q and our Form 10-K for the year ended December 31, 2021 under the caption "Risk Factors."
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
Overview and Outlook

The third quarter of 2022 saw a continuation of the housing market deterioration that began in the second quarter, as homebuyers remain concerned about the effects of higher interest rates and future potential interest rate increases, inflation and deterioration in the general economy on their personal financial condition and overall affordability following two years of strong home price appreciation. Although these economic conditions are applying current downward pressure on the housing market, we believe favorable homebuyer demographics support long-term stable demand, although at a more normalized pace than what was experienced in 2020 and 2021. We believe our all-spec strategy targeting affordable homes offers our customers readily available inventory which, combined with our financing and other incentives, still provides an attractive opportunity for homeownership.

Disruptions in the supply chain have continued to impact production costs and cycle times in the homebuilding industry as a whole. We have been successful over the past several quarters in offsetting the higher costs with sales price increases due to the elevated buyer demand, although we have experienced elongated cycle times and more recently, have not been able to offset these cost increases as we previously had. We continue to carefully navigate this constrained operating environment by expanding our trade base and strengthening critical relationships and expect that over time, with lower, normalized volume in the homebuilding market, costs will begin to decline and cycle times will shorten.

Summary Company Results

We achieved our highest quarterly home closing revenue in Company history of $1.6 billion on 3,487 homes closed for the three months ended September 30, 2022, compared to $1.3 billion on 3,112 homes closed for the third quarter of 2021. This 25.4% increase in home closing revenue year-over-year was driven by the 12.1% higher volume and an 11.9% increase in average sales price ("ASP") on closings. Third quarter home closing gross margin declined 100 basis points to 28.7%, for home closing gross profit of $450.6 million compared to $371.7 million in the third quarter of 2021. The margin deterioration is the combined effect of higher direct costs and increased incentives, as well as $8.8 million of charges related to the write-off of option deposits and due diligence costs on cancelled land contracts as we reassessed our land positions in response to weakening demand. There were only $0.9 million of such charges in the third quarter of 2021. Commissions and other sales costs increased $8.9 million due to higher home closing revenue, although as a percentage of home closing revenue improved 50 basis points in the three months ended September 30, 2022 as compared to prior year, due to lower commission rates. General and administrative expenses increased 2.7%, to $48.4 million during the three months ended September 30, 2022, compared to $47.2 million in the prior year quarter, primarily due to higher headcount. Higher home closing revenue provided leverage on these fixed expenses, and as a result, they improved 70 basis points year over year. Earnings before income taxes are up $67.8 million, or 25.9%, year over year to $329.5 million for the third quarter of 2022. The lower effective income tax rate of 20.3% compared to 23.3% in 2021 reflects the catch-up of tax credits for energy efficient homes closed in the first half of 2022 as the Inflation Reduction Act retroactively extended these credits. The year-over-year improved profitability combined with the lower tax rate resulted in net earnings of $262.5 million in the third quarter of 2022 versus $200.8 million in the third quarter of 2021.

Year-to-date results reflect a $289.4 million increase in home closing gross profit compared to the nine months ended September 30, 2021, and a 270 basis point improvement in home closing gross margin due to higher ASPs on closings and leverage of fixed expenses on higher home closing revenue. In the first nine months of 2021, we recognized a loss on early extinguishment of debt of $18.2 million in connection with the early redemption of our 2022 Senior Notes in April 2021. There were no such transactions in the first nine months of 2022. Higher revenue and gross margin, technology-enabled marketing and commission savings and leverage of higher home closing revenue on fixed expenses combined led to net income of $729.8 million for the nine months ended September 30, 2022 compared to $500.0 million for the 2021 period.

Home orders of 2,310 for the quarter ended September 30, 2022 were 32.9% lower than the same quarter of the prior year, primarily due to an escalated cancellation rate of 30%, compared to 10% in the prior year period, as buyers terminated their existing home purchase contracts due to a variety of reasons, including uncertainty about current economic conditions, changes in personal finances and a shift to resale home inventory due to elongation of cycle times for new homes. Higher cancellation rates and slowing demand contributed to a 46.0% decline in orders pace to 2.7 per month compared to 5.0 per month in 2021. Gross orders of 3,291 for the third quarter of 2022 were 14% lower than 2021, indicating stable demand still exists for new homes. Home order value decreased 34.6% year-over-year, to $1.0 billion during the three months ended September 30, 2022, versus $1.5 billion in the same period of 2021, largely due to the lower volume as well as a 2.5% decrease in ASP on orders due to increased incentives reducing home sale prices and our continuing shift to offer more affordable product. For the nine months ended September 30, 2022, home order value increased 4.9% due to a 10.1% increase in ASP on home orders, partially offset by a 4.7% decrease in home order volume over the prior year. For the nine months ended September 30, 2022, the cancellation rate of 16% was up from 10% for the prior year period, stemming primarily from the cancellations in the third quarter, as previously discussed. We ended the third quarter of 2022 with 6,064 homes in backlog valued at $2.8 billion, a 3.9% increase in units and a 10.6% increase in value over September 30, 2021.

We ended the third quarter of 2022 with 275 active communities, down from 303 at June 30, 2022. Due to the natural timing of community openings and closings, we expect this to be a temporary drop in our community count. During the nine months ended September 30, 2022 we purchased approximately 10,000 lots for $378.8 million, spent $794.5 million on land development and started construction on 11,761 homes. In response to weaker demand, we reassessed our land positions during the third quarter and reduced our lot supply and terminated option contracts for approximately 5,200 lots. With the current absorption pace and higher incentives environment, we determined these terminated lots did not offer an optimal return.
Company Positioning
We believe that the investments in our new communities designed for the first-time and first move-up homebuyer, our commitment to an all-spec strategy for our entry-level homes, our simplified first move-up design studio process, and industry-leading innovation in energy-efficient product offerings and automation, create a differentiated strategy that has aided us in our growth in the highly competitive new home market.
Our mid-term focus includes the following strategies:
•Maintain our community count and grow market share;
•Continuously improving the overall home buying experience through simplification and innovation;
•Simplifying our production process to allow us to more efficiently build our homes, delivering them on a shorter timeline, and reducing our construction costs, which in turn allows us to competitively price our homes;
•Improving our home closing gross profit by growing closing volume, allowing us to better leverage our overhead;
•Leveraging and expanding on technological solutions through digital offerings to our customers, such as our virtual home tours, interactive maps, digital financial services offerings and online warranty portal; and
•Increasing homeowner satisfaction by offering healthier, safer homes that come equipped with a suite of energy-efficiency and home automation standard features.
In order to maintain focus on growing our business, we remain committed to the following long-term objectives:
•Carefully managing our liquidity and a strong balance sheet; we ended the quarter with a 23.9% debt-to-capital ratio and an 18.9% net debt-to-capital ratio;
•Maximizing returns to our shareholders, through both our improved financial performance and a share repurchase program;
•Achieving or maintaining a position of at least 5% market share in all of our markets;
•Managing construction efficiencies and costs through national and regional vendor relationships with a focus on timely, quality construction and warranty management;
•Promoting a positive environment for our employees through our commitment to foster diversity, equity, and inclusion ("DE&I") and providing market-competitive benefits in order to develop and motivate our employees and to minimize turnover and to maximize recruitment efforts;
•Maintaining a healthy orders pace through the use of our consumer and market research to ensure that we build homes that offer our buyers their desired features and amenities; and
•Continuing to innovate and promote our energy efficiency program and our M.Connected® Automation Suite to create differentiation for the Meritage brand.

Critical Accounting Estimates
The critical accounting estimates that we deem to involve the most difficult, subjective or complex judgments include valuation of real estate and cost of home closings, warranty reserves and valuation of deferred tax assets. There have been no significant changes to our critical accounting estimates during the nine months ended September 30, 2022 compared to those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our 2021 Annual Report on Form 10-K.

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

	Three Months Ended September 30,		Quarter over Quarter
	2022	2021	Change $	Change %
Home Closing Revenue
Total
Dollars	$1,569,032	$1,251,435	$317,597	25.4%
Homes closed	3,487	3,112	375	12.1%
Average sales price	$450.0	$402.1	$47.9	11.9%
West Region
Arizona
Dollars	$254,530	$193,847	$60,683	31.3%
Homes closed	599	532	67	12.6%
Average sales price	$424.9	$364.4	$60.5	16.6%
California
Dollars	$236,872	$177,623	$59,249	33.4%
Homes closed	321	295	26	8.8%
Average sales price	$737.9	$602.1	$135.8	22.6%
Colorado
Dollars	$98,625	$80,149	$18,476	23.1%
Homes closed	166	144	22	15.3%
Average sales price	$594.1	$556.6	$37.5	6.7%
West Region Totals
Dollars	$590,027	$451,619	$138,408	30.6%
Homes closed	1,086	971	115	11.8%
Average sales price	$543.3	$465.1	$78.2	16.8%
Central Region - Texas
Central Region Totals
Dollars	$499,713	$383,206	$116,507	30.4%
Homes closed	1,218	1,012	206	20.4%
Average sales price	$410.3	$378.7	$31.6	8.3%
East Region
Florida
Dollars	$166,138	$139,642	$26,496	19.0%
Homes closed	426	386	40	10.4%
Average sales price	$390.0	$361.8	$28.2	7.8%
Georgia
Dollars	$53,108	$52,004	$1,104	2.1%
Homes closed	117	139	(22)	(15.8)%
Average sales price	$453.9	$374.1	$79.8	21.3%
North Carolina
Dollars	$148,111	$145,268	$2,843	2.0%
Homes closed	340	371	(31)	(8.4)%
Average sales price	$435.6	$391.6	$44.0	11.2%
South Carolina
Dollars	$48,777	$31,686	$17,091	53.9%
Homes closed	147	92	55	59.8%
Average sales price	$331.8	$344.4	$(12.6)	(3.7)%
Tennessee
Dollars	$63,158	$48,010	$15,148	31.6%
Homes closed	153	141	12	8.5%
Average sales price	$412.8	$340.5	$72.3	21.2%
East Region Totals
Dollars	$479,292	$416,610	$62,682	15.0%
Homes closed	1,183	1,129	54	4.8%
Average sales price	$405.1	$369.0	$36.1	9.8%

	Nine Months Ended September 30,		Quarter over Quarter
	2022	2021	Change $	Change %
Home Closing Revenue
Total
Dollars	$4,223,435	$3,596,060	$627,375	17.4%
Homes closed	9,566	9,275	291	3.1%
Average sales price	$441.5	$387.7	$53.8	13.9%
West Region
Arizona
Dollars	$687,527	$497,105	$190,422	38.3%
Homes closed	1,599	1,423	176	12.4%
Average sales price	$430.0	$349.3	$80.7	23.1%
California
Dollars	$597,913	$547,754	$50,159	9.2%
Homes closed	852	890	(38)	(4.3)%
Average sales price	$701.8	$615.5	$86.3	14.0%
Colorado
Dollars	$254,089	$239,399	$14,690	6.1%
Homes closed	424	464	(40)	(8.6)%
Average sales price	$599.3	$515.9	$83.4	16.2%
West Region Totals
Dollars	$1,539,529	$1,284,258	$255,271	19.9%
Homes closed	2,875	2,777	98	3.5%
Average sales price	$535.5	$462.5	$73.0	15.8%
Central Region - Texas
Central Region Totals
Dollars	$1,269,868	$1,105,429	$164,439	14.9%
Homes closed	3,139	3,129	10	0.3%
Average sales price	$404.5	$353.3	$51.2	14.5%
East Region
Florida
Dollars	$503,820	$440,847	$62,973	14.3%
Homes closed	1,301	1,246	55	4.4%
Average sales price	$387.3	$353.8	$33.5	9.5%
Georgia
Dollars	$190,769	$169,620	$21,149	12.5%
Homes closed	423	456	(33)	(7.2)%
Average sales price	$451.0	$372.0	$79.0	21.2%
North Carolina
Dollars	$415,975	$372,119	$43,856	11.8%
Homes closed	996	1,000	(4)	(0.4)%
Average sales price	$417.6	$372.1	$45.5	12.2%
South Carolina
Dollars	$132,855	$87,741	$45,114	51.4%
Homes closed	400	258	142	55.0%
Average sales price	$332.1	$340.1	$(8.0)	(2.4)%
Tennessee
Dollars	$170,619	$136,046	$34,573	25.4%
Homes closed	432	409	23	5.6%
Average sales price	$395.0	$332.6	$62.4	18.8%
East Region Totals
Dollars	$1,414,038	$1,206,373	$207,665	17.2%
Homes closed	3,552	3,369	183	5.4%
Average sales price	$398.1	$358.1	$40.0	11.2%

	Three Months Ended September 30,		Quarter over Quarter
	2022	2021	Change $	Change %
Home Orders (1)
Total
Dollars	$974,314	$1,488,951	$(514,637)	(34.6)%
Homes ordered	2,310	3,441	(1,131)	(32.9)%
Average sales price	$421.8	$432.7	$(10.9)	(2.5)%
West Region
Arizona
Dollars	$97,462	$233,828	$(136,366)	(58.3)%
Homes ordered	232	550	(318)	(57.8)%
Average sales price	$420.1	$425.1	$(5.0)	(1.2)%
California
Dollars	$122,994	$213,859	$(90,865)	(42.5)%
Homes ordered	187	319	(132)	(41.4)%
Average sales price	$657.7	$670.4	$(12.7)	(1.9)%
Colorado
Dollars	$20,642	$123,242	$(102,600)	(83.3)%
Homes ordered	37	207	(170)	(82.1)%
Average sales price	$557.9	$595.4	$(37.5)	(6.3)%
West Region Totals
Dollars	$241,098	$570,929	$(329,831)	(57.8)%
Homes ordered	456	1,076	(620)	(57.6)%
Average sales price	$528.7	$530.6	$(1.9)	(0.4)%
Central Region - Texas
Central Region Totals
Dollars	$253,321	$427,689	$(174,368)	(40.8)%
Homes ordered	635	1,070	(435)	(40.7)%
Average sales price	$398.9	$399.7	$(0.8)	(0.2)%
East Region
Florida
Dollars	$214,004	$192,479	$21,525	11.2%
Homes ordered	531	534	(3)	(0.6)%
Average sales price	$403.0	$360.4	$42.6	11.8%
Georgia
Dollars	$71,731	$74,766	$(3,035)	(4.1)%
Homes ordered	175	176	(1)	(0.6)%
Average sales price	$409.9	$424.8	$(14.9)	(3.5)%
North Carolina
Dollars	$98,147	$140,135	$(41,988)	(30.0)%
Homes ordered	251	347	(96)	(27.7)%
Average sales price	$391.0	$403.8	$(12.8)	(3.2)%
South Carolina
Dollars	$42,728	$31,535	$11,193	35.5%
Homes ordered	137	100	37	37.0%
Average sales price	$311.9	$315.4	$(3.5)	(1.1)%
Tennessee
Dollars	$53,285	$51,418	$1,867	3.6%
Homes ordered	125	138	(13)	(9.4)%
Average sales price	$426.3	$372.6	$53.7	14.4%
East Region Totals
Dollars	$479,895	$490,333	$(10,438)	(2.1)%
Homes ordered	1,219	1,295	(76)	(5.9)%
Average sales price	$393.7	$378.6	$15.1	4.0%
(1)Home orders for any period represent the aggregate sales price of all homes ordered, net of cancellations. We do not include orders contingent upon the sale of a customer’s existing home or a mortgage pre-approval as a sales contract until the contingency is removed.

	Nine Months Ended September 30,		Quarter over Quarter
	2022	2021	Change $	Change %
Home Orders (1)
Total
Dollars	$4,551,894	$4,337,753	$214,141	4.9%
Homes ordered	9,951	10,441	(490)	(4.7)%
Average sales price	$457.4	$415.5	$41.9	10.1%
West Region
Arizona
Dollars	$594,631	$713,067	$(118,436)	(16.6)%
Homes ordered	1,342	1,776	(434)	(24.4)%
Average sales price	$443.1	$401.5	$41.6	10.4%
California
Dollars	$642,938	$604,478	$38,460	6.4%
Homes ordered	888	949	(61)	(6.4)%
Average sales price	$724.0	$637.0	$87.0	13.7%
Colorado
Dollars	$249,105	$317,155	$(68,050)	(21.5)%
Homes ordered	406	557	(151)	(27.1)%
Average sales price	$613.6	$569.4	$44.2	7.8%
West Region Totals
Dollars	$1,486,674	$1,634,700	$(148,026)	(9.1)%
Homes ordered	2,636	3,282	(646)	(19.7)%
Average sales price	$564.0	$498.1	$65.9	13.2%
Central Region - Texas
Central Region Totals
Dollars	$1,293,282	$1,248,032	$45,250	3.6%
Homes ordered	3,027	3,286	(259)	(7.9)%
Average sales price	$427.2	$379.8	$47.4	12.5%
East Region
Florida
Dollars	$724,209	$547,706	$176,503	32.2%
Homes ordered	1,788	1,481	307	20.7%
Average sales price	$405.0	$369.8	$35.2	9.5%
Georgia
Dollars	$280,010	$213,632	$66,378	31.1%
Homes ordered	620	533	87	16.3%
Average sales price	$451.6	$400.8	$50.8	12.7%
North Carolina
Dollars	$439,618	$450,854	$(11,236)	(2.5)%
Homes ordered	1,015	1,156	(141)	(12.2)%
Average sales price	$433.1	$390.0	$43.1	11.1%
South Carolina
Dollars	$146,100	$90,532	$55,568	61.4%
Homes ordered	435	264	171	64.8%
Average sales price	$335.9	$342.9	$(7.0)	(2.0)%
Tennessee
Dollars	$182,001	$152,297	$29,704	19.5%
Homes ordered	430	439	(9)	(2.1)%
Average sales price	$423.3	$346.9	$76.4	22.0%
East Region Totals
Dollars	$1,771,938	$1,455,021	$316,917	21.8%
Homes ordered	4,288	3,873	415	10.7%
Average sales price	$413.2	$375.7	$37.5	10.0%
(1)Home orders for any period represent the aggregate sales price of all homes ordered, net of cancellations. We do not include orders contingent upon the sale of a customer’s existing home or a mortgage pre-approval as a sales contract until the contingency is removed.

	Three Months Ended September 30,
	2022		2021
	Ending	Average	Ending	Average
Active Communities
Total	275	289.0	236	231.0
West Region
Arizona	52	54.0	38	38.0
California	32	32.0	18	19.0
Colorado	18	18.5	16	16.5
West Region Totals	102	104.5	72	73.5
Central Region - Texas
Central Region Totals	74	77.0	68	66.0
East Region
Florida	30	35.5	38	36.0
Georgia	18	16.0	12	11.0
North Carolina	27	29.5	26	26.0
South Carolina	12	14.5	11	9.0
Tennessee	12	12.0	9	9.5
East Region Totals	99	107.5	96	91.5

	Nine Months Ended September 30,
	2022		2021
	Ending	Average	Ending	Average
Active Communities
Total	275	276.7	236	215.3
West Region
Arizona	52	46.8	38	35.5
California	32	27.3	18	18.3
Colorado	18	18.0	16	14.0
West Region Totals	102	92.1	72	67.8
Central Region - Texas
Central Region Totals	74	75.6	68	63.6
East Region
Florida	30	38.4	38	33.3
Georgia	18	15.5	12	10.3
North Carolina	27	28.6	26	24.3
South Carolina	12	14.0	11	7.5
Tennessee	12	12.5	9	8.5
East Region Totals	99	109.0	96	83.9

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cancellation Rates (1)
Total	30%	10%	16%	10%
West Region
Arizona	42%	12%	22%	10%
California	35%	10%	19%	10%
Colorado	66%	10%	24%	8%
West Region Totals	43%	10%	21%	9%
Central Region - Texas
Central Region Totals	37%	13%	20%	11%
East Region
Florida	12%	5%	7%	8%
Georgia	29%	9%	16%	10%
North Carolina	22%	7%	11%	7%
South Carolina	22%	18%	17%	15%
Tennessee	16%	7%	9%	10%
East Region Totals	18%	8%	10%	9%
(1)Cancellation rates are computed as the number of canceled units for the period divided by the gross sales units for the same period.

	At September 30,		Quarter over Quarter
	2022	2021	Change $	Change %
Order Backlog (1)
Total
Dollars	$2,826,759	$2,555,405	$271,354	10.6%
Homes in backlog	6,064	5,838	226	3.9%
Average sales price	$466.2	$437.7	$28.5	6.5%
West Region
Arizona
Dollars	$397,695	$560,090	$(162,395)	(29.0)%
Homes in backlog	888	1,346	(458)	(34.0)%
Average sales price	$447.9	$416.1	$31.8	7.6%
California
Dollars	$314,622	$331,454	$(16,832)	(5.1)%
Homes in backlog	429	503	(74)	(14.7)%
Average sales price	$733.4	$659.0	$74.4	11.3%
Colorado
Dollars	$192,763	$182,536	$10,227	5.6%
Homes in backlog	310	301	9	3.0%
Average sales price	$621.8	$606.4	$15.4	2.5%
West Region Totals
Dollars	$905,080	$1,074,080	$(169,000)	(15.7)%
Homes in backlog	1,627	2,150	(523)	(24.3)%
Average sales price	$556.3	$499.6	$56.7	11.3%
Central Region - Texas
Central Region Totals
Dollars	$790,227	$715,226	$75,001	10.5%
Homes in backlog	1,766	1,787	(21)	(1.2)%
Average sales price	$447.5	$400.2	$47.3	11.8%
East Region
Florida
Dollars	$571,001	$321,831	$249,170	77.4%
Homes in backlog	1,355	785	570	72.6%
Average sales price	$421.4	$410.0	$11.4	2.8%
Georgia
Dollars	$180,059	$101,996	$78,063	76.5%
Homes in backlog	400	233	167	71.7%
Average sales price	$450.1	$437.8	$12.3	2.8%
North Carolina
Dollars	$247,405	$242,192	$5,213	2.2%
Homes in backlog	584	610	(26)	(4.3)%
Average sales price	$423.6	$397.0	$26.6	6.7%
South Carolina
Dollars	$57,664	$44,028	$13,636	31.0%
Homes in backlog	168	126	42	33.3%
Average sales price	$343.2	$349.4	$(6.2)	(1.8)%
Tennessee
Dollars	$75,323	$56,052	$19,271	34.4%
Homes in backlog	164	147	17	11.6%
Average sales price	$459.3	$381.3	$78.0	20.5%
East Region Totals
Dollars	$1,131,452	$766,099	$365,353	47.7%
Homes in backlog	2,671	1,901	770	40.5%
Average sales price	$423.6	$403.0	$20.6	5.1%
(1)Our backlog represents net sales that have not closed.

Operating Results

Companywide. In the third quarter of 2022, we achieved our highest quarterly home closing revenue in Company history, with 3,487 closings valued at $1.6 billion compared to 3,112 closings valued at $1.3 billion in the prior year. Home closing volume increased 12.1% over the third quarter of 2021 as we entered the quarter with a higher backlog as compared to prior year, a lower backlog conversion rate due primarily to construction delays as well as some home closing delays from Hurricane Ian in our Florida markets. Home closing revenue improved by 25.4% over the third quarter of 2021 due to the higher closing volume and an 11.9% increase in ASP on closings. Home order volume declined by 32.9% to 2,310 homes as compared to 3,441 homes in the third quarter of 2021, despite a 25.1% increase in average active communities. This is a direct result of the 46.0% lower orders pace, dropping to 2.7 per month compared to 5.0 per month in 2021, primarily resulting from a 30% cancellation rate during the quarter ended September 30, 2022. The spike in cancellations stems largely from homebuyer hesitancy over affordability, cycle times and economic uncertainties. Gross orders for the third quarter of 2022 were down by 14% from prior year, indicating stable demand is still present for new homes. Home order value of $1.0 billion declined 34.6% from the third quarter of 2021, due to the decrease in order volume and a 2.5% lower ASP on orders. The lower ASP on orders reflects higher buyer incentives provided to address the softening demand from affordability concerns and our continuing shift into more affordable product. Community count increased 16.5% year-over-year, ending the third quarter with 275 actively selling communities at September 30, 2022, up from 236 at September 30, 2021, although down sequentially from 303 at June 30, 2022. The temporary drop in community count this quarter is due to the natural timing of community openings and closings.

For the nine months ended September 30, 2022, home closing volume grew by 291 units, or 3.1%, and home closing revenue improved by $627.4 million on 9,566 closings valued at $4.2 billion. Order volume for the nine months ended September 30, 2022 decreased 4.7% year-over-year, to 9,951 orders, while value increased 4.9%, to $4.6 billion for the nine months ended September 30, 2022. The higher year-to-date order cancellation rate of 16% is due almost entirely to the third quarter cancellations. Demand in the first half of the year provided us with pricing power, resulting in a 10.1% increase in ASP on orders for the nine months ended September 30, 2022. We ended the quarter with 6,064 homes in backlog valued at $2.8 billion, compared to 5,838 units valued at $2.6 billion at September 30, 2021. Despite the decrease in order volume, backlog units increased from the combination of higher backlog entering the quarter and construction cycle delays, and backlog value increased year-over-year from the combined impact of higher units as well as higher ASP on orders.
West. The West Region generated $590.0 million in home closing revenue on 1,086 homes in the third quarter of 2022, from $451.6 million and 971 homes in the comparable 2021 period. ASP increases averaging $78,200 accounted for more than half of the year-over-year increase in home closing revenue, with home closing revenue and units improving 30.6% and 11.8%, respectively. The West Region experienced a 43% cancellation rate, the highest rate in the Company, and ASP's on orders were flat, which directly contributed to order volume and order value decreases of 57.6% and 57.8%, respectively, to 456 homes at $241.1 million in the third quarter of 2022 compared to 1,076 homes and $570.9 million in 2021. Although the average community count increased 42.2%, orders declined due to a slower orders pace of 1.5 homes per month compared to 4.9 homes in the same period of 2021 primarily from the elevated cancellations. Buyer hesitancy and construction cycle challenges have been most impactful to date in the West Region, predominantly in Colorado.
Year-to-date results in the West Region were slightly more favorable than those of the third quarter, supported by the strong demand in the first half of 2022. Home closing revenue and volume versus prior year increased by 19.9% and 3.5%, respectively, and ASP on closings improved 15.8%. Order volume for the Region declined 19.7% year-to-date, even as the average number of actively selling communities increased 35.8%. The lower orders are due primarily to a 21% cancellation rate that contributed to a 40.7% reduction in orders pace. The higher cancellation rate is due largely to the third quarter spike discussed previously. Order value was 9.1% lower for the nine months ended September 30, 2022 due to the decreased volume, partially offset by a 13.2% increase in ASP. The West Region ended the third quarter of 2022 with 1,627 homes in backlog valued at $0.9 billion, down from 2,150 units valued at $1.1 billion at September 30, 2021.
Central. In the third quarter of 2022, the Central Region, made up of our Texas markets, closed 1,218 homes and generated $499.7 million in home closing revenue, up from the prior year comparable period results of 1,012 homes and $383.2 million of home closing revenue. The 30.4% increase in revenue was due to 20.4% higher volume with an 8.3% increase in ASP on closings. Although average active communities increased 16.7%, order volume declined 40.7% due to a 50.0% decrease in orders pace, predominantly driven by a 37% cancellation rate. The lower order volume drove a proportionate decrease in order value of 40.8%, to $253.3 million in the third quarter of 2022, from $427.7 million in the prior year quarter, as ASPs were flat.
For the nine months ended September 30, 2022, the Central Region grew home closing revenue 14.9% as pricing power provided improved ASP on closings of 14.5% while closing volume was relatively flat year-over-year. Average active communities increased 18.9%, but order volume decreased 7.9% due to a 20% cancellation rate that drove down the orders pace to 4.4 per month from 5.7 per month in 2021. Order value and ASP on orders improved 3.6% and 12.5%, respectively, year-

over-year. The Region ended the quarter with 1,766 units in backlog, down 1.2%, while backlog value of $790.2 million was up 10.5% due to an 11.8% increase in ASP, compared to the prior year.
East. During the three months ended September 30, 2022, the East Region closed 1,183 homes for $479.3 million, compared to 1,129 closings and $416.6 million in home closing revenue in the comparable prior year period, improvements of 4.8% and 15.0%, respectively. These higher volumes were achieved despite the delayed closing of approximately 150 homes in Florida until the fourth quarter due to the effects of Hurricane Ian. Home closing revenue benefited from the higher volume and a 9.8% increase in ASP on closings. In spite of a 17.5% increase in average actively selling communities in the third quarter of 2022, home orders decreased 5.9% to 1,219 units compared to 1,295 units in the prior year period. Orders in the third quarter of 2022 declined due to an elevated cancellation rate, causing a 19.1% decline in orders pace to 3.8 per month versus 4.7 per month in the prior year. Home order value of $479.9 million decreased 2.1% from $490.3 million in the third quarter of 2021, as 4.0% higher ASP's partially offset the reduction in volume.
The East Region saw improvements of 5.4% and 17.2% in home closing volume and revenue, respectively, for the nine months ended September 30, 2022 compared to 2021, providing 3,552 closings and $1.4 billion in home closing revenue in 2022. The East Region was the only Region in the Company with improvements in both year-to-date orders and order value, increasing 10.7% and 21.8%, respectively, as a 29.9% increase in average active communities offset the 13.7% decrease in orders pace for the nine months ended September 30, 2022 compared to prior year. Due to the increase in orders and the impacts of extended cycle times and delayed closings from the effects of Hurricane Ian, the East Region ended the quarter with 40.5% higher backlog of 2,671 homes in backlog valued at $1.1 billion compared to 1,901 homes valued at $766.1 million at September 30, 2021.
Land Closing Revenue and Gross Profit/(Loss)
From time to time, we may sell certain lots or land parcels to other homebuilders, developers or investors if we feel the sale will provide a greater economic benefit to us than continuing home construction or where we are looking to diversify our land positions in a specific geography, particularly with assets that no longer align with our strategy. As a result of such sales, we recognized land closing revenue of $9.0 million and $8.5 million for the three months ending September 30, 2022 and 2021, respectively, and profit of $0.4 million and $0.8 million for the three months ending September 30, 2022 and 2021, respectively. Year-to-date land sales resulted in profits of $11.9 million and $1.0 million, respectively, for the nine months ended September 30, 2022 and 2021.
Other Operating Information (dollars in thousands)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	Dollars	Percent of Home Closing Revenue	Dollars	Percent of Home Closing Revenue	Dollars	Percent of Home Closing Revenue	Dollars	Percent of Home Closing Revenue
Home Closing Gross Profit (1)
Total	$450,638	28.7%	$371,676	29.7%	$1,273,026	30.1%	$983,632	27.4%

West	$156,999	26.6%	$127,783	28.3%	$449,632	29.2%	$339,024	26.4%

Central	$150,337	30.1%	$122,940	32.1%	$390,281	30.7%	$327,728	29.6%

East	$143,302	29.9%	$120,953	29.0%	$433,113	30.6%	$316,880	26.3%

(1)Home closing gross profit represents home closing revenue less cost of home closings, including impairments, if any. Cost of home closings includes land and associated development costs, direct home construction costs, an allocation of common community costs (such as architectural, legal and zoning costs), interest, sales tax, impact fees, warranty, construction overhead and closing costs.
Companywide. Gross profit for the third quarter of 2022 improved $79.0 million, or 21.2%, due to higher home closing volume. Home closing gross margin declined 100 basis points to 28.7%, compared to 29.7% in the third quarter of 2021 due to the combined impact of rising direct costs and increased sales incentives. Additionally, we incurred $8.8 million in charges during the third quarter of 2022 associated with the termination of land purchase agreements for lots that we determined no longer offer optimal return potential, compared to only $0.9 million of such charges in the third quarter of 2021. Without these charges, gross margin for the three months ended September 30, 2022 and 2021 would have been 29.3% and 29.8%, respectively. Year-to-date, gross margin improved 270 basis points to 30.1% versus 27.4% for the nine months ended September 30, 2022 and 2021, as pricing power and leverage of fixed costs on higher home closing revenue more than offset the increased commodity costs earlier in the year.
West. The West Region home closing gross margin decreased 170 basis points to 26.6% for the third quarter of 2022 versus 28.3% in the third quarter of 2021, primarily due to charges on terminated land purchase agreements as well as increased incentives. For the nine months ended September 30, 2022, home closing gross margin improved by 280 basis points to 29.2% versus 26.4% for the same period in the prior year. The improvements in the West Region's year-to-date gross margins are due to pricing power from strong market demand and leverage of fixed costs on higher home closing revenue in the earlier part of the year.
Central. The Central Region provided the highest home closing gross margin in the Company of 30.1%. The 200 basis point decrease from 32.1% in the prior year quarter resulted from increased sales incentives, higher direct costs and mix shift across the state. For the nine months ended September 30, 2022, gross margin in the Central Region improved 110 basis points due largely to pricing power earlier this year.
East. The East Region had the Company's only quarterly gross margin improvement, increasing 90 basis points to 29.9% in the third quarter of 2022 versus 29.0% for the comparable 2021 period. The improvement in margin for the third quarter of 2022 was attributable to pricing power and mix of homes that have more favorable margins due to lower land costs, partially offset by charges associated with cancelled land contracts and an increase in sales incentives. For the nine months ended September 30, 2022, gross margin was up 430 basis points to 30.6% versus 26.3% for the same period in the prior year due to leverage of higher home closing revenue on fixed costs and product mix.
Financial Services Profit (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Financial services profit	$4,842	$4,224	$12,255	$12,599
Financial services profit represents the net profit of our financial services operations, including the operating profit generated by our wholly-owned title and insurance companies, Carefree Title and Meritage Insurance, as well as our portion of earnings from a mortgage joint venture. Financial services profit was $4.8 million and $4.2 million for the three months ended September 30, 2022 and 2021, respectively, and $12.3 million and $12.6 million for the nine months ended September 30, 2022 and 2021, respectively. The increase in third quarter 2022 financial services profit compared to 2021 is due to a higher number of closings in the markets where Carefree Title provides title and escrow services. The decrease in year-to-date financial services profit is primarily due to a change in the mix of financial services closing volume as well as increased overhead expenses due to a higher employee headcount.
Selling, General and Administrative Expenses and Other Expenses (dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Commissions and other sales costs	$(77,884)	$(68,952)	$(212,807)	$(210,585)
Percent of home closing revenue	5.0%	5.5%	5.0%	5.9%
General and administrative expenses	$(48,443)	$(47,192)	$(136,370)	$(128,297)
Percent of home closing revenue	3.1%	3.8%	3.2%	3.6%
Interest expense	$—	$(79)	$(41)	$(246)
Other (expense)/income, net	$(74)	$1,268	$(849)	$3,443
Loss on early extinguishment of debt	$—	$—	$—	$(18,188)
Provision for income taxes	$(67,002)	$(60,957)	$(217,242)	$(143,353)

Commissions and Other Sales Costs. Commissions and other sales costs are comprised of internal and external commissions and related sales and marketing expenses such as advertising and sales office costs. At $77.9 million for the three months ended September 30, 2022, these costs increased $8.9 million due to higher home closing revenue compared to the prior year. As a percentage of home closing revenue, these costs improved 50 basis points from the benefit of lower commission rates on home closings in the third quarter of 2022. For the nine months ended September 30, 2022, commissions and other sales costs were $2.2 million higher than the corresponding prior year period. The year-over-year improvement as a percentage of home closing revenue of 90 basis points is due to lower commissions.

General and Administrative Expenses. General and administrative expenses represent corporate and divisional overhead expenses such as salaries and bonuses, occupancy, insurance and travel expenses. For the three months ended September 30, 2022, general and administrative expenses were $48.4 million, $1.3 million higher than the 2021 period, due primarily to increased payroll expenses on higher employee headcount and some increased travel costs due to lifting COVID-19 restrictions. General and administrative expenses as a percentage of home closing revenue improved 70 basis points to 3.1% in the third quarter of 2022 due to leverage of higher home closing revenue on fixed overhead expenses. For the nine months ended September 30, 2022, general and administrative expenses were $136.4 million, a 6.3% increase from $128.3 million in the prior year comparative period. As a percentage of home closing revenue, expenses improved 40 basis points to 3.2% for similar reasons as our quarterly results.
Interest Expense. Interest expense is comprised of interest incurred, but not capitalized, on our senior notes, other borrowings, and our Credit Facility. We recognized no interest expense for the three months ended September 30, 2022 as all interest was capitalized. Interest expense was $79,000 for same period in 2021. For the nine months ended September 30, 2022 and 2021, interest expense totaled $41,000 and $246,000, respectively.
Other (Expense)/Income, Net. Other income, net, primarily consists of (i) sublease income, (ii) interest earned on our cash and cash equivalents, (iii) payments and awards related to legal settlements and (iv) our portion of pre-tax income or loss from non-financial services joint ventures. For the three and nine months ended September 30, 2022, Other expense was $0.1 million and $0.8 million, respectively, compared to Other income of $1.3 million and $3.4 million in the 2021 comparable periods.
Loss on Early Extinguishment of Debt. Loss on early extinguishment of debt of $18.2 million for the nine months ended September 30, 2021 is related to the early redemption of our $300.0 million 7.00% Senior Notes due 2022 during the second quarter of 2021. There were no similar charges for the nine months ended September 30, 2022. See Note 6 to the unaudited consolidated financial statements included in this report for more information related to the early redemption of our Senior Notes due 2022.
Income Taxes. Our effective tax rate was 20.3% and 23.3% for the three months ended September 30, 2022 and 2021, respectively, and 22.9% and 22.3% for the nine months ended September 30, 2022 and 2021, respectively. The lower tax rate for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, reflects the benefit of the retroactive extension of the federal energy efficient home credits under Internal Revenue Code §45L enacted by the IRA of 2022 in August 2022, under which we recorded a benefit in the third quarter of 2022 for all qualifying 2022 home closings. The tax rates for the nine months ended September 30, 2022 and the three and nine months ended September 30, 2021 also reflect credits earned under Internal Revenue Code §45L new energy efficient homes.

Liquidity and Capital Resources
We have historically generated cash and funded our operations primarily from cash flows from operating activities. Additional sources of funds may include additional debt or equity financing and borrowing capacity under our Credit Facility. We exercise strict controls and believe we have a prudent strategy for Company-wide cash management, including those related to cash outlays for land acquisition and development and spec home construction. Our principal uses of cash include acquisition and development of land and lots, home construction, operating expenses, and the payment of interest and routine liabilities. From time to time, we opportunistically repurchase our common stock and senior notes.
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

Short-term Liquidity and Capital Resources
Over the course of the next twelve months, we expect that our primary demand for funds will be for the construction of homes, as well as acquisition and development of both new and existing lots, operating expenses, including general and administrative expenses, interest payments and opportunistic common stock repurchases. We expect to meet these short-term liquidity requirements primarily through our cash and cash equivalents on hand and the net cash flows provided by our operations.
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
Long-term Liquidity and Capital Resources
Beyond the next twelve months, our principal demands for funds will be for the construction of homes, land acquisition and development activities needed to maintain our lot supply and active community count, payments of principal and interest on our senior notes as they become due or mature and common stock repurchases. We expect our existing and generated cash will be adequate to fund our ongoing operating activities as well as providing capital for investment in future land purchases and related development activities. To the extent the sources of capital described above are insufficient to meet our long-term cash needs, we may also conduct additional public offerings of our securities, refinance or secure new debt or dispose of certain assets to fund our operating activities. There can be no assurances that we would be able to obtain such additional capital on terms acceptable to us, if at all, and such additional equity or debt financing could dilute the interests of our existing stockholders or increase our interest costs.
Material Cash Requirements
We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact both short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on our unaudited consolidated balance sheets as of September 30, 2022, while others are considered future commitments for materials or services not yet provided. Our contractual obligations primarily consist of principal and interest payments on our senior notes, loans payable and other borrowings, including our Credit Agreement, letters of credit and surety bonds and operating leases. We have no debt maturities until 2025. We also have certain short-term lease commitments, commitments to fund our existing unconsolidated joint ventures and other purchase obligations in the normal course of business. Other material cash requirements include land acquisition and development costs, home construction costs and operating expenses, including our selling, general and administrative expenses, as previously discussed. We plan to fund these commitments primarily with cash flows generated by operations, but may also utilize additional debt or equity financing and borrowing capacity under our Credit Facility. Our maximum exposure to loss on our purchase and option agreements is generally limited to non-refundable deposits and capitalized pre-acquisition costs.
For information about our loans payable and other borrowings, including our Credit Facility, and senior notes, reference is made to Notes 5 and 6 in the notes to our unaudited consolidated financial statements included in this report and are incorporated by reference herein. For information about our lease obligations, reference is made to Note 4 in the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2021.
Reference is made to Notes 1, 3, 4, and 15 in the notes to our unaudited consolidated financial statements included in this report and are incorporated by reference herein. These Notes discuss our off-balance sheet arrangements with respect to land acquisition contracts and option agreements, and land development joint ventures, including the nature and amounts of financial obligations relating to these items. In addition, these Notes discuss the nature and amounts of certain types of commitments that arise in connection with the ordinary course of our land development and homebuilding operations, including commitments of land development joint ventures for which we might be obligated, if any.
We do not engage in commodity trading or other similar activities. We had no derivative financial instruments at September 30, 2022 or December 31, 2021.

Operating Cash Flow Activities
During the nine months ended September 30, 2022 and 2021, net cash used by operating activities totaled $169.8 million and $248.7 million, respectively. Operating cash flows in the first nine months of 2022 benefited from cash generated by net earnings of $729.8 million and an increase in accounts payable and accrued liabilities of $118.6 million due to timing of payments for routine transactions, offset by a $990.1 million increase in real estate and an $89.2 million increase in other receivables, prepaids and other assets. The increase in real estate was due to construction activities on a greater number of homes under construction, land acquisition and development activities. The increase in other receivables, prepaids and other assets was largely due to receivables from municipalities for land development reimbursements and the purchase of fixed rate interest locks for eligible buyers in our backlog. During the nine months ended September 30, 2021, operating cash flows benefited from cash generated by net earnings of $500.0 million and were offset by an increase in real estate assets of $810.7 million.
Investing Cash Flow Activities
During the nine months ended September 30, 2022 and 2021, net cash used in investing activities totaled $24.9 million and $17.5 million, respectively. Cash used in investing activities in 2022 was mainly attributable to the purchases of property and equipment of $19.5 million and investments in unconsolidated entities of $5.7 million. Cash used in investing activities in 2021 was primarily due to $17.9 million in purchases of property and equipment.
Financing Cash Flow Activities
During the nine months ended September 30, 2022, net cash used in financing activities totaled $124.3 million, versus net cash provided by financing activities of $82.9 million for the 2021 period. The net cash used in financing activities in 2022 primarily reflects $109.3 million in share repurchases. See 'Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds' for more information about our authorized share repurchase program. The net cash provided by financing activities in 2021 primarily reflects the net proceeds of $450.0 million from the issuance of our 3.875% Senior Notes due 2029, offset by the early redemption of our 7.00% Senior Notes due 2022 of $300.0 million principal and associated early tender fees of $17.7 million, along with share repurchases of $37.0 million.

We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. Debt-to-capital and net debt-to-capital are calculated as follows (dollars in thousands):

	As of
	September 30, 2022	December 31, 2021
Senior notes, net, loans payable and other borrowings	$1,155,774	$1,160,038
Stockholders’ equity	3,681,810	3,044,389
Total capital	$4,837,584	$4,204,427
Debt-to-capital (1)	23.9%	27.6%
Senior notes, net, loans payable and other borrowings	$1,155,774	$1,160,038
Less: cash and cash equivalents	(299,387)	(618,335)
Net debt	856,387	541,703
Stockholders’ equity	3,681,810	3,044,389
Total net capital	$4,538,197	$3,586,092
Net debt-to-capital (2)	18.9%	15.1%

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
Credit Facility Covenants
Borrowings under the Credit Facility are unsecured, but availability is subject to, among other things, a borrowing base. The Credit Facility also contains certain financial covenants, including (a) a minimum tangible net worth requirement of $1.9 billion (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings), and (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 60%. In addition, we are required to maintain either (i) an interest coverage ratio (EBITDA to interest expense, as defined therein) of at least 1.50 to 1.00 or (ii) liquidity (as defined therein) of an amount not less than our consolidated interest incurred during the trailing 12 months. We were in compliance with all Credit Facility covenants as of September 30, 2022. Our actual financial covenant calculations as of September 30, 2022 are reflected in the table below.

Financial Covenant (dollars in thousands):	Covenant Requirement	Actual
Minimum Tangible Net Worth	> $2,433,206	$3,641,053
Leverage Ratio	< 60%	18.0%
Interest Coverage Ratio (1)	> 1.50	22.62
Minimum Liquidity (1)	> $60,774	$1,019,588
Investments other than defined permitted investments	< $1,092,316	$11,356

(1)We are required to meet either the Interest Coverage Ratio or Minimum Liquidity, but not both.
Seasonality
Historically, we have experienced seasonal variations in our quarterly operating results and capital requirements. We typically sell more homes in the first half of the fiscal year than in the second half, which creates additional working capital requirements in the second and third quarters to build our inventories to satisfy the deliveries in the second half of the year. We typically benefit from the cash generated from home closings more in the third and fourth quarters than in the first and second quarters. During 2020, historical cycles were impacted by COVID-19 and since then have been further impacted by increased demand and supply chain and labor constraints. Historical seasonality returned in 2022 and we expect it to continue over the long term, although it may, from time to time, be affected by short-term volatility in the homebuilding industry and in the overall economy.
Recent Issued Accounting Pronouncements
See Note 1 to our unaudited consolidated financial statements included in this report for discussion of recently issued accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Our fixed rate debt is made up primarily of $1.2 billion in principal of our senior notes. Except in limited circumstances, we do not have an obligation to prepay our fixed-rate debt prior to maturity and, as a result, interest rate risk and changes in fair value should not have a significant impact on our fixed rate borrowings until we would be required to repay such debt and access the capital markets to issue new debt. Our Credit Facility is subject to interest rate changes as the borrowing rates are based on SOFR or Prime (see Note 5 to our unaudited consolidated financial statements included in this report).
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
In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, we have developed and implemented disclosure controls and procedures. Our management, with the participation of our CEO and CFO, has reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of September 30, 2022 (the “Evaluation Date”). Based on such evaluation, our management has concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective at a reasonable assurance level in ensuring that information that is required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
During the fiscal quarter covered by this Form 10-Q, there has not been any change in our internal control over financial reporting that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
See Note 15 to our unaudited consolidated financial statements in this report for a discussion of our legal proceedings.

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

In general, housing demand is adversely affected by increases in interest rates and a lack of availability of mortgage financing. Most of our buyers finance their home purchases through our mortgage joint venture or third party lenders providing mortgage financing. If mortgage interest rates increase and, consequently, the ability of prospective buyers to finance home purchases is adversely affected, our home sales and cash flow may be adversely affected and the impact may be material. Additionally, rapid increases in interest rates may negatively impact affordability of a home purchase for existing buyers in backlog who have not yet locked in a mortgage interest rate for their loan. This could lead to an increase in the number of contract cancellations in our reported sales order numbers. For example, although long-term interest rates remain low compared to historical averages, in 2022 they have increased significantly from their previously historically low averages and are anticipated to continue to increase in the near term. We may have the ability to offset the impact of rising interest rates on affordability by purchasing interest rate locks; however, there is no guarantee that interest rate locks will be available for us to purchase at desirable terms, or if they are available, there is no guarantee that they will be utilized by potential customers.

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

The above risks can also indirectly impact us to the extent our customers need to sell their existing homes to purchase a new home from us if the potential buyer of their home is unable to obtain mortgage financing. It may also impact the desire for existing homeowners to sell their homes as they may potentially be forfeiting a substantially lower interest rate on their existing home for a higher-rate mortgage on a new home.

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

Issuer Purchases of Equity Securities
On February 13, 2019, our Board of Directors authorized a new stock repurchase program, authorizing the expenditure of up to $100.0 million to repurchase shares of our common stock. On November 13, 2020, the Board of Directors authorized the expenditure of an additional $100.0 million to repurchase shares of our common stock under this program. On August 12, 2021, the Board of Directors authorized the expenditure of an additional $100.0 million to repurchase shares of our common stock under this program, which was announced on August 17, 2021. On May 19, 2022, the Board of Directors authorized the expenditure of an additional $200.0 million to repurchase shares of our common stock under this program, which was announced on May 25, 2022. There is no stated expiration for this program. The repurchases of the Company's shares may be made in the open market, in privately negotiated transactions, or otherwise. The timing and amount of repurchases, if any, will be determined by the Company's management at its discretion and be based on a variety of factors such as the market price of the Company's common stock, corporate and contractual requirements, prevailing market and economic conditions and legal requirements. The share repurchase program may be modified, suspended or discontinued at any time. As of September 30, 2022 there was $244.1 million available under this program to repurchase shares. We did not purchase any shares under the program during the three months ended September 30, 2022.

Item 6.	Exhibits

Exhibit Number	Description	Page or Method of Filing
3.1	Restated Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3 of Form 8-K dated June 20, 2002

3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 10-Q for the quarter ended September 30, 1998

3.1.2	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated September 15, 2004

3.1.3	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Proxy Statement for the Registrant's 2006 Annual Meeting of Stockholders

3.1.4	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix B of Proxy Statement for the Registrant's 2008 Annual Meeting of Stockholders

3.1.5	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Definitive Proxy Statement filed by the Registrant with the Securities and Exchange Commission on January 9, 2009

3.2	Amended and Restated Bylaws of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated August 12, 2022

22	List of Guarantor Subsidiaries	Incorporated by reference to Exhibit 22 of Form 10-K for the year ended December 31, 2021

31.1	Rule 13a-14(a)/15d-14(a) Certification of Phillippe Lord, Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Hilla Sferruzza, Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Furnished herewith

101.0	The following financial statements from the Meritage Homes Corporation Quarterly Report on Form 10-Q as of and for the three months and nine months ended September 30, 2022 were formatted in Inline XBRL (Extensible Business Reporting Language); (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Income Statements, (iii) Unaudited Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Consolidated Financial Statements.

104.0	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL and contained in exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERITAGE HOMES CORPORATION, a Maryland corporation

By:	/s/ HILLA SFERRUZZA
Hilla Sferruzza Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date:	October 28, 2022

INDEX OF EXHIBITS

3.1	Restated Articles of Incorporation of Meritage Homes Corporation

3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.2	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.3	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.4	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.5	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.2	Amended and Restated Bylaws of Meritage Homes Corporation

22	List of Guarantor Subsidiaries

31.1	Rule 13a-14(a)/15d-14(a) Certification of Phillippe Lord, Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Hilla Sferruzza, Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.0	The following financial statements from the Meritage Homes Corporation Quarterly Report on Form 10-Q as of and for the three months and nine months ended September 30, 2022 were formatted in Inline XBRL (Extensible Business Reporting Language); (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Income Statements, (iii) Unaudited Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Consolidated Financial Statements.

104.0	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL and contained in exhibit 101.