Form 10-K
period 2022-12-31
Meritage Homes CORP
filed 2023-02-15
CIK 833079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K
 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report.	☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.	☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).	☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes	☐	No	☒
The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2022 was $2.7 billion based on the closing sales price per share as reported by the New York Stock Exchange on such date.
The number of shares outstanding of the registrant’s common stock on February 8, 2023 was 36,571,393.
DOCUMENTS INCORPORATED BY REFERENCE
Portions from the registrant’s Proxy Statement relating to the 2023 Annual Meeting of Stockholders have been incorporated by reference into Part III, Items 10, 11, 12, 13 and 14.

MERITAGE HOMES CORPORATION
FORM 10-K

PART I
Item 1. Business
The Company
Meritage Homes Corporation ("Meritage Homes") is a leading designer and builder of single-family attached and detached homes. We primarily build in historically high-growth regions of the United States and offer a variety of entry-level and first move-up homes. We have operations in three regions: West, Central and East, which are comprised of ten states: Arizona, California, Colorado, Texas, Florida, Georgia, North Carolina, South Carolina, Tennessee and Utah. These three regions are our principal homebuilding reporting segments. We also operate a financial services reporting segment. In this segment, we offer title and escrow, mortgage, and insurance services. Carefree Title Agency, Inc. ("Carefree Title"), our wholly-owned title company, provides title insurance and closing/settlement services to our homebuyers. Managing our own title operations allows us greater control over the entire escrow and closing cycles in addition to generating additional revenue. Meritage Homes Insurance Agency, Inc. (“Meritage Insurance”), our wholly-owned insurance broker, works in collaboration with insurance companies nationwide to offer homeowners insurance and other insurance products to our homebuyers. Our financial services operations also provide mortgage services to our homebuyers through an unconsolidated joint venture.
Our homebuilding activities are conducted under the name of Meritage Homes in each of our homebuilding markets. At December 31, 2022, we were actively selling homes in 271 communities, with base prices ranging from approximately $250,000 to $1,400,000. Our average sales price on home closings and orders was approximately $440,100 and $446,900, respectively, for the year ended December 31, 2022.
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
Meritage Homes operates within a comprehensive plan of corporate governance for the purpose of defining responsibilities and setting high standards for ethical conduct. Our Board of Directors has established an audit committee, executive compensation committee, nominating/governance committee, environmental, social and sustainability committee, and land committee. The charters for each of these committees are available on our website, along with our Lead Director Charter, Code of Ethics, Corporate Governance Principles and Practices, Conflict of Interest and Related Party Transaction Policy, Securities Trading Policy, Human Rights Policy, Vendor Code of Conduct, Environmental Responsibility Policy and Responsible Marketing Policy (collectively, the "charters and Published Policies"). All of our employees, officers and directors, are required to comply with our Code of Ethics and to immediately report through the appropriate channels, any known instances of non-compliance. Our charters and Published Policies are also available in print, free of charge, to any stockholder who requests any of them by calling us or by writing to us at our principal executive offices at the following address: Meritage Homes Corporation, 8800 East Raintree Drive, Suite 300, Scottsdale, Arizona 85260, Attention: Secretary. Our telephone number is (480) 515-8100.

Strategy
All facets of Meritage's operations are governed by our core values that define our culture and operational parameters, ensuring that our actions are aligned around our brand promise of delivering to each of our customers a LIFE. BUILT. BETTER.®
Our six core values include:
•Start With Heart
•Integrity Above All Else
•Develop to Empower
•Think Strategically
•Build Value, and
•Play to Win
These values combine our entrepreneurial spirit, cutting-edge innovation and organizational agility to strive for industry-leading results in all of our functional areas, including: land acquisition and development, finance, marketing, sales, purchasing, construction, customer care, and information technology. The main tenets of these core values are:
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
These core values are evident in the operational decisions we make at our corporate offices and in each of our divisions and communities, all of which contribute to the successes we have achieved with our talent acquisition and employee development, customers, within the marketplace and within the homebuilding industry.
Our operational strategy focuses on building affordable, quick move-in homes that are designed to meet the growing demand for entry-level and first move-up homes. Our LiVE.NOW® communities are targeted to the entry-level price point combining nicely appointed affordable homes with simplified and streamlined construction and sales processes aimed to create a stress-free buying experience for our customers while also allowing our trade partners and suppliers to work more efficiently and cost effectively, which allows us to pass resulting savings on to our customers. We strive to achieve a 100% speculative ("spec") home building strategy for our entry-level product by pre-starting all of our homes and preselecting plans and features from our reduced SKU counts and plan libraries when we start the home. During 2022, supply chain disruptions and labor shortages coupled with high demand, particularly in the first half of the year, created a challenging environment to maintain strategic levels of spec inventory, although we still pre-started most of our homes. More recently, as the supply chain has started to loosen, we have an opportunity to replenish our spec inventory levels, increasing the number of homes at or near move-in ready. We believe this provides us a competitive advantage by allowing our customers to lock their mortgage rate and offer a quick delivery, as per the current desire in the marketplace. Our strategy also encompasses a simplification of the home buying process for the first move-up segment, a demographic we have historically had a significant presence in. For our first move-up product, our preselected option packages provide an experience that simplifies the sale and design processes, providing an efficient and less stressful way for homebuyers to personalize their new homes through preselected design collections versus the traditional a-la-carte design center offerings, although in 2022 most of these offerings were also pre-

started prior to sales order to expedite the building cycle time. We believe our strategy addresses the need for well-appointed yet lower-priced homes, while allowing us to simplify and maximize the profitability of our business.
We continue to focus on innovation in every new home we build, employing industry-leading building techniques and technologies aimed at setting the standard for energy-efficient homebuilding. Accordingly, at a minimum, every new home we construct meets or exceeds ENERGY STAR® standards and comes standard with the MERV-13 air filter, one of the most advanced air filtration systems offered today for residential construction, and a multispeed heating, ventilation and air conditioning ("HVAC") system that is designed to operate more efficiently than traditional HVAC, allowing owners to better manage the comfort of their home while reducing their environmental impact and operating costs. These standard offerings provide our customers with homes that utilize, on average, half of the energy of a typical U.S. home of the same size. As a result of our commitment to interior air quality, we carry the U.S. Environmental Protection Agency’s ("EPA") ENERGY STAR® and Indoor airPLUS certifications. Our commitment to incorporate these energy and healthy living standards into all of our homes has resulted in our achievement of design, purchasing and production efficiencies that have allowed us to offer these as standard features to our home buyers for nominal additional cost while providing significant additional value to our customers. In addition, all homes we build include home automation features through our M.Connected Home™ Automation Suite which includes a central hub that allows users to monitor and control key components of their homes, such as Wi-Fi enabled thermostats, garage doors and smart door locks.
Year after year, we strive to improve the energy efficiency of our homes through better building processes and selection of construction materials and features inside the home. These efforts reduce the energy consumption and greenhouse gas emissions of our homes, which creates energy savings and lower utility bills for our homeowners. Our homes earn better Home Energy Rating System ("HERS") scores from the third-party energy rater, Residential Energy Services Network, as compared to their reference home. We have also received various national and regional awards in recognition of our efforts, including:
•2022 EPA's ENERGY STAR® Partner of the Year for Sustained Excellence for the ninth year;
•2021 - 2022 EPA's Indoor airPLUS Leader Award;
•2013 - 2022 EPA's ENERGY STAR® Residential New Construction Market Leader Award;
•2022 EPA's Market Leader Award for Certified Homes;
•2020 Builder of the Year for Green Home Builder; and
•Various AVID Diamond, Gold and Benchmark customer service awards across multiple categories and divisions.

Environmental, Social and Governance

We believe responsible corporate governance and social responsibility is important for the long-term sustainability of the business and recognize the importance of environmental stewardship in our operations while serving our customers and growing our business. In 2022, we adopted an Environmental Responsibility Policy, a Vendor Code of Conduct, and a Responsible Marketing Policy. These policies are intended to define, promote and support continuous review and enhancements of sustainable practices throughout all phases of the homebuilding cycle, which we believe will help address climate change and biodiversity concerns. Also during 2022, we issued our inaugural Task Force on Climate-Related Financial Disclosures ("TCFD") report and joined approximately 3,900 other institutions to become an official TCFD supporter. We take pride in being an organization driven by ethics and living by our core values and our promise to deliver a Life.Built.Better.® We promote the long-term interests of stakeholders and customers and focus on the transparency and accountability of Meritage’s Board of Directors, executive management, our employees and trade partners. More information regarding these topics can be found on our website and within publicly filed reports, including our environmental, social, and governance (“ESG”) report which is located within the Investor Relations area of our website. The ESG report and other information on our website is not incorporated by reference into this Annual Report on Form 10-K.

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

Recent Industry and Company Developments
During the second half of 2020 and throughout all of 2021, the homebuilding industry experienced unprecedented growth. The expansion continued in the first quarter of 2022, but the market steadily weakened throughout the rest of 2022, as higher interest rates reduced the overall affordability of homes. Affordability constraints combined with uncertainty regarding future interest rates, inflation, and deterioration in the general economy, created homebuyer hesitancy and led to significant cancellations and drove down net orders in the back half of the year. Although these economic conditions are applying current downward pressure on the housing market, we believe favorable homebuyer demographics support long-term stable demand, although at a more normalized pace than what was experienced in the past two years. We believe our all-spec strategy targeting affordable homes offers our customers readily available inventory which, combined with our financing and other incentives, still provides an attractive opportunity for homeownership.
Our full year financial results for 2022 were among the best in Company history, with record breaking home closing revenue of $6.2 billion, an expanded gross margin of 28.6% and greater leverage of overhead expenses, all of which resulted in a 34.5% increase in net earnings of $992.2 million. However, supply chain constraints, labor shortages and other economic-related disruptions impacted our production and the homebuilding industry as a whole during 2022. Through long cultivated relationships with our national and local partners, we were able to navigate the limitations and expect to continue to utilize our spec-focused, limited SKU operating model in 2023.
We have been successfully executing on our strategy to address the demand for more affordable homes by acquiring and developing communities and designing homes that can be delivered at a lower cost. We are achieving our goal by simplifying our product and construction processes, switching to an all spec home sales program for our entry-level communities, which allow buyers to move in quicker, and by enhancing and making the entire home buying experience faster, easier and less costly for our customers. We are confident in our strategy and continue to demonstrate our commitment to first-time and first move-up buyers through our land acquisitions, our streamlined option packages and upgrade offerings for our first move-up product, and our focus on delivering affordable homes through simplification of the design, development and construction processes. We also remain committed to our key financial goals such as higher home closing revenue, strong home closing gross margin, controlling selling, and general and administrative costs, and maintaining sufficient liquidity. Our products and simplification strategy have enabled us to deliver on these goals and we believe will continue to provide improved profitability while also preserving liquidity. Our near-term objectives in today's uncertain environment are expanding our market share and maintaining liquidity. Nearly our entire portfolio of active communities are targeted to first-time and first move-up buyers and who collectively represented approximately 99% of our orders and 98% of our closings in 2022.
Home closing revenue grew 21.8% for the year ended December 31, 2022, the result of a 10.2% increase in home closing volume and a 10.6% increase in Average Sales Price ("ASP") on closing providing $6.2 billion in home closing revenue. We had a 6.5% increase in ASP on orders due entirely to pricing power resulting from strong demand with limited housing supply in the first half of the year. Growing homebuyer concerns over affordability and general economic trends in second half of 2022 led to elevated cancellations and a 14.8% reduction in order volume, ending 2022 with a 9.3% decrease in home order value compared to 2021. Home closing gross margin improved by 80 basis points to our highest full-year home closing margin in Company history of 28.6% in 2022, compared to 27.8% in 2021. Our 2022 net earnings increased by 34.5% with a 38.6% increase in diluted EPS compared to prior year.
We carefully manage our liquidity and balance sheet, particularly during times of limited economic visibility. Our improved earnings are generating cash that is allowing us to reinvest in our business through acquiring and developing land, increasing the number of homes under construction as our community count grows and returning shareholder value by repurchasing our common stock. Throughout 2022, we repurchased 1,166,040 shares of our common stock for $109.3 million and we ended the year with cash and cash equivalents totaling $861.6 million as compared to $618.3 million at December 31, 2021, while growing our inventory 16.7% to $4.4 billion. Our debt-to-capital ratio was 22.6% and our net debt-to-capital ratio was 6.8% at December 31, 2022, compared to 27.6% and 15.1%, respectively, at December 31, 2021.
Land Acquisition and Development
Our current land pipeline goal is to maintain an approximate four-to-five year supply of lots, which we believe provides an appropriate planning horizon to address regulatory matters, perform land development and manage to our business plan for future closings. With the slowing market, we are limiting new land acquisitions to exceptional and unique opportunities or to develop our pipeline in newer markets, as we currently have enough land in our portfolio to meet our longer term community count goals. During the year ended December 31, 2022, we invested approximately $1.5 billion in land acquisition and development and secured approximately 2,000 net new lots, down from 34,000 net new lots in 2021. We ended the year with 63,182 lots under control at December 31, 2022 versus 75,049 in 2021. As of December 31, 2022 we have a 4.5 year supply of lots, based on 2022 closings, in line with our goal to maintain four to five years supply. In response to slowing demand, we evaluated our land positions during the year and terminated underperforming land deals totaling approximately 10,100 lots. All of the lots placed under control in 2022 are designated for entry-level communities. We are currently focused on growing our market share in our existing markets. We continually evaluate our markets, monitoring and adjusting our lot supply through lot and land acquisitions or to ensure we have a sufficient pipeline that is in sync with local market dynamics as well as our goals for growth in those markets. During 2022, we closed 14,106 homes, purchased approximately 12,600 lots for $457.0 million, spent $1.1 billion on land development, and started construction on 13,847 homes. At December 31, 2022 and 2021, respectively, 73% and 65% of our controlled lots were owned.
We are currently purchasing primarily undeveloped land as the opportunity to purchase partially developed or substantially finished lots in desired locations is limited. Finished lots are those on which the development has been completed by a third party and are ready for immediate home construction. The entitlement and development of raw and undeveloped land and partially developed lots require a longer lead time to allow for development activities before our new communities are able to open for sales. Typically, undeveloped and partially developed lots will have a lower all-in cost than finished lots as we are responsible for improvements on the land, rather than paying a mark-up on improvements by a prior developer. When evaluating any land acquisition opportunity, our selection is based upon a variety of factors, including:
•financial feasibility of the proposed project, including projected profit margins, return on capital invested, and the capital payback period;
•suitability of the land for our product offering of entry-level and first move-up homes;
•management’s judgment as to the local real estate market and economic trends, and our experience in particular markets;
•environmental impact and sustainability considerations;
•existing concentration of lots owned and controlled by other builders and developers in surrounding markets, including nearby Meritage communities;
•development timeline, generally a three to five-year period from the purchase of the underlying property to the delivery of the last home;
•demographic data from the surrounding area based on extensive market studies, including surveys of both new and resale homebuyers;

•the ability to secure governmental approvals and entitlements, if required, and any associated risks;
•results of technical, environmental and legal due diligence;
•proximity to schools, local traffic and employment corridors, goods and services, and amenities;
•assessment of development risks, complexities and timelines; and
•availability and financial impact of seller-provided purchase options or agreements that allow us to defer lot purchases until needed for production, if applicable.
When purchasing undeveloped or partially developed land, we strive to defer the closing for the land until after entitlements have been obtained to eliminate or significantly minimize risk and so that development or construction may begin as market conditions dictate. The term “entitlements” refers to appropriate zoning, unit density and total lot yield, development agreements and preliminary or tentative maps or plats, depending on the jurisdiction within which the land is located. Entitlements generally give the developer the right to obtain building permits upon compliance with conditions that are ordinarily within the developer’s control. Although entitlements are almost always obtained before land is purchased, we are typically still required to secure a variety of other governmental approvals and permits prior to and during development, and the process of obtaining such approvals and permits can be lengthy. In unique circumstances, we may consider the purchase of unentitled land when we can do so in a manner consistent with our business strategy. We generally purchase and develop parcels that provide us with communities that range on average from 100 to 200 lots.
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
The factors used to evaluate finished lot purchases are similar to those for land we intend to develop ourselves, although the development risks associated with the undeveloped land—financial, entitlement, environmental, legal and governmental—have largely been borne by others. Therefore, these finished lots may be more attractive to us, despite their higher price, as we can immediately bring the community to market and begin home construction as well as mitigate potential cost and time risks that can occur during the land entitlement and development process. We develop a design and marketing plan tailored to each community, which includes the determination of type, size, style and price range of homes. We may also determine the overall community design for each project we develop including street and community layout, individual lot size and layout, and common areas and amenities to be included within the community. The homes offered depend upon many factors, including the guidelines, if any, of the existing community, housing available in the area, the needs and desired housing product for a particular market, and our lot sizes, though we almost exclusively use our standardized home design plans in our communities.
As a means of accessing parcels of land with minimal cash outlay, we may use rolling option contracts. Acquiring our land through option contracts, when available, allows us to leverage our balance sheet by controlling the timing and volume of lot and land purchases from third parties. These contracts provide us the right, but generally not the obligation, to buy lots at predetermined future intervals and are usually structured to approximate our projected home sales absorption rate at the time the contract is negotiated. Lot option contracts are generally non-recourse and typically require the payment of non-refundable deposits of 5% to 20% of the total land purchase price. The use of option contracts limits the market risks associated with land ownership by allowing us to re-negotiate option terms or terminate options in the event of market downturns but also include a financial return to the counterparty. In the event we elect to cancel an option contract, our losses are typically limited to the forfeiture of our option deposits and any associated capitalized pre-acquisition costs. The cost of obtaining land through such option contracts is generally higher than if we were to purchase land in bulk, although the financial leverage benefits they can provide can outweigh the financing costs associated with them. During periods of gross margin contraction, it is more difficult to achieve financial feasibility through option contracts and we will generally only contract for lots in this manner if we are still able to achieve desired margins. Land purchases are generally financed through our working capital, including corporate borrowings.
At December 31, 2022, in addition to our 46,317 owned lots, we also had 16,865 lots under committed purchase or option contracts with a total purchase price of approximately $738.5 million secured by $67.0 million in cash deposits. We purchase and develop land primarily to support our homebuilding operations, although we may sell land and lots to other developers and homebuilders from time to time where we have excess land positions or for other strategic reasons. Information related to lots and land under option contracts is presented in Note 3 in the accompanying consolidated financial statements.
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
Investments in Unconsolidated Entities — Joint Ventures
We may enter into joint ventures as a means of accessing larger parcels of land, expanding our market opportunities, managing our risk profile and leveraging our capital. While purchasing land through a joint venture can be beneficial, we do not view joint ventures as critical to the success of our homebuilding operations. We currently have two active land development ventures. In addition to the land development joint ventures, we also participate in one mortgage business joint venture. The mortgage joint venture is engaged in mortgage activities and primarily provides services to our homebuyers.
In connection with our land development joint ventures, we may also provide certain types of limited guarantees to associated lenders and municipalities.
Construction Operations
We typically act as the general contractor for our projects and hire experienced subcontractors on a geographic basis to complete construction at fixed prices. We usually enter into agreements with subcontractors and materials suppliers after receiving competitive bids. In certain markets at high risk for construction or development cost increases, we enter into fixed-fee bids when it makes economic sense to do so. We also enter into longer-term and national or regional contracts with subcontractors and suppliers, where possible, to obtain more favorable terms, minimize construction costs and to control product consistency and availability. In addition to contractually requiring that our subcontractors comply with all laws and labor practices pertaining to their work, subcontractors must also adhere to our Code of Ethics, Vendor Code of Conduct, follow local building codes and permits, and meet performance, warranty and insurance requirements. Our purchasing and construction managers coordinate and monitor the activities of subcontractors and suppliers, and monitor compliance with zoning, building and safety codes. At December 31, 2022, we employed approximately 995 full-time construction and warranty employees.
We specify that quality durable materials be used in the construction of our homes and we do not maintain significant inventories of construction materials, except for work in process materials for homes under construction. When possible, we negotiate price and volume discounts and rebates with manufacturers and suppliers on behalf of our subcontractors so we can take advantage of production volume. Our raw materials consist primarily of lumber, concrete, drywall, roofing materials and similar construction materials and are frequently purchased on a national or regional level. Such materials have historically been available from multiple suppliers and therefore we do not believe there is a supplier risk concentration. However, because such materials are substantially comprised of natural resource commodities, their cost and availability are subject to national and worldwide price fluctuations and inflation, each of which could be impacted by legislation or regulation relating to energy, climate change and tariffs. We typically do not enter into any derivative contracts to hedge against weather or materials fluctuations as we do not believe they are particularly advantageous to our operations, although we do periodically lock in short and mid-term pricing with our vendors for certain key construction commodities. Beginning in 2021 and continuing throughout 2022, we experienced building material cost pressures and production capacity issues with some of our main product suppliers, including supply chain constraints largely associated with world-wide labor, material, and transportation shortages. We continue to carefully navigate this constrained operating environment by expanding our trade base and strengthening critical relationships and expect that over time, with lower, normalized volume in the homebuilding market, costs will begin to decline and cycle times will shorten.
We generally build and sell homes in phases within our larger projects, which we believe creates efficiencies in land development, home construction operations and cash management. We also believe it improves customer satisfaction by reducing the number of vacant lots and construction activity surrounding completed homes. Our homes are typically completed within three to five months from the start of construction, depending upon the geographic location and the size and complexity of the home, although we are currently experiencing longer cycle times due to the supply chain constraints previously discussed. Construction schedules may vary depending on the size of the home, availability of labor, materials and supplies, product type, location, municipal requirements and weather. Our homes are usually designed to promote efficient use of space and materials, and to minimize construction costs and time.

Marketing and Sales
We believe that we have an established reputation for building attractive, high quality energy-efficient and affordable homes, which helps generate demand in our communities. Our communication and marketing plans are tailored to target and reach our different customer segments. Part of these plans involve reaching new customers through a combination of advertising and other promotional activities targeting key consumer segments through online advertising, online listings, social media, email, articles and posts to drive consumers to our website at www.meritagehomes.com. We leverage a suite of digital offerings to provide our customers with a simple and streamlined experience, including:

•Online scheduling to allow customers to schedule in-person, self-guided model home tours after hours in select locations;
•Virtual tours in all of our communities for realtors, customers, and prospective buyers;
•Extensive online tools such as 3-D tours and dynamic floor plans to mimic the live experience of walking through a model home;
•Our chat bot, Virtual Assistant Liaison ("VAL"), provides customers and owners with around-the-clock information and support on our website;
•Pre-qualifying buyers for mortgages through digital solutions on our website;
•Collecting earnest money payments remotely through third-party hosted money-transfer solutions;
•Providing a warranty portal for our homeowners to submit and track warranty-related matters and a comprehensive online suite of financial services such as on-demand homeowners’ insurance quotes; and
•Digital signing of sales contracts and drive-through and partial or fully virtual closings in states where such services are permitted.
In addition, our local marketing efforts are focused on opening new communities with strong interest lists and driving consumer traffic to communities through digital media campaigns, virtual events for both consumers and real estate agents, grass roots marketing, and strategically placed signs in the surrounding areas of our communities. Our marketing strategy is aimed at differentiating Meritage Homes by highlighting our simplification throughout the buying, building and closing processes, our transparency in setting clear expectations and by building a better home leveraging industry leading energy-efficient features, cutting edge design, upgrades and finishes. All of this is part of our LIFE. BUILT. BETTER.® brand promise to our customers, which means having a home that is quieter, cleaner, healthier and smarter.
We sell our homes using furnished model homes as a marketing tool to demonstrate to prospective homebuyers the advantages of the designs and features of our homes. At December 31, 2022, we owned 247 completed model homes, had 59 models under construction and leased back 19 model homes previously sold to buyers. We generally employ or contract with interior and landscape designers who enhance the appeal of our model homes, which highlight the features and options available for the homes within a project. We typically build between one and three model homes for each actively selling community, depending upon the products to be offered and the number of homes to be built in the project. We strive to implement marketing strategies that will educate our buyers on how our unique building techniques and the energy efficient and home automation features in our homes differentiate them from other homes. We integrate interactive in-home displays in order to inform our buyers about our many energy-efficient and home automation features and help them understand how, and to what extent, a Meritage home can help them realize savings through reduced energy bills, and experience and enjoy healthier living, improved comfort and peace of mind.
For our first move-up buyers, we offer option packages which we refer to as our "Design Collections". These Design Collections offer pre-selected combinations of flooring, cabinetry, countertops, lighting and fixtures that are all professionally designed to work together to meet each buyer's preference, and our homebuyers benefit from bulk-purchase savings that we pass through from our national vendor relationships. Our concept for Design Collections is a direct result of feedback from our homebuyers and based on our core values of innovating with the customer in mind. We took action to completely rethink how the home buying and design process should work to meet the needs of today’s buyer.
Our homes generally are sold by our commissioned sales associate employees who work from a sales office typically located in a converted garage of one of the model homes for each community. We also employ a team of online sales associates who offer assistance to potential buyers viewing our communities and products online through digital offerings such as virtual tours and 3-D tours and dynamic floor plans. At December 31, 2022, we had approximately 475 full-time sales and marketing personnel. Our goal is to ensure that our sales force has extensive knowledge of our homes and their energy efficient and innovative features, our sales strategies, mortgage options, and community dynamics, in order to fully execute our marketing message. To achieve this goal, we train our sales associates and conduct regular meetings to update them on our product, communities, sales techniques, competition in the area, financing availability, construction schedules, marketing and advertising plans, available product lines, pricing, and options offered, as well as the numerous benefits and savings our energy efficient product provides. Our sales associates are licensed real estate agents where required by law.
Third-party brokers may also sell our homes and are usually paid a sales commission based on the price of the home. Frequently, third-party brokers bring prospective buyers to our communities. We have a robust loyalty program for these brokers and we aim to regularly educate them on the benefits of owning a Meritage home and our community offerings, which we believe help enhance the impact of our marketing message. We may offer various sales incentives, including mortgage-related incentives such as interest rate locks or buy-downs, price concessions, assistance with closing costs, and landscaping or interior upgrades, to attract buyers. The use, type and amount of incentives depends largely on economic and local competitive market conditions.
Backlog
Our sales contracts require cash deposits and may be subject to certain contingencies such as the buyer’s ability to qualify for financing. Homes covered by sales contracts but which are not yet closed are considered “backlog” and are representative of potential future home closing revenue. Started homes are excluded from backlog until a sales contract is signed and are referred to as unsold speculative or “spec” inventory. A contract contingent upon the sale of a customer’s existing home or a mortgage pre-approval is not considered a sale and not included in backlog until the contingency is removed. We strive to achieve a 100% spec home building strategy for our entry-level product, whereas our first move-up homes may be started as a spec home or after a sales contract is signed. In first move-up communities, we may also start construction on spec homes to accelerate or facilitate the close out of a community. Our spec inventory per active community as of December 31, 2022 was 18.0 or 4,891 units as compared to 12.3 or 3,180 units as of December 31, 2021. At December 31, 2022, approximately 90% of our 3,332 homes in backlog were under construction.
We do not recognize any revenue from a home sale until a finished home is delivered to the homebuyer, payment is collected and other criteria for sale and profit recognition are met. At December 31, 2022, of our total unsold homes in inventory, excluding completed model homes, 85% were under construction and 15% were completed. A portion of the unsold inventory resulted from homes that began construction with valid sales contracts that were subsequently canceled. We believe that during 2023 we will deliver to customers substantially all homes in backlog at December 31, 2022 under existing contracts, or, in the case of cancellations, replacement sales contracts.
The number of units in backlog decreased 41.3% to 3,332 units at December 31, 2022 from 5,679 units at December 31, 2021 with a 39.4% decrease in the value of backlog to $1.5 billion from $2.5 billion, largely due to an increased closing volume in the back half of 2022 coupled with a slower orders pace.
Customer Financing
Most of our homebuyers require financing to purchase their home. Accordingly, we refer them to mortgage lenders that offer a variety of financing options. While our homebuyers may obtain financing from any mortgage provider of their choice, we have a joint venture arrangement with an established mortgage broker that acts as a preferred mortgage broker to our buyers to help facilitate the financing process as well as generate additional revenue for us through our interest in the joint venture (see Note 5 in the accompanying consolidated financial statements for additional information on joint venture financial results). We also have referral relationships with unaffiliated preferred mortgage lenders. We may pay a portion of the closing costs or obtain interest rate locks or buy-downs to assist homebuyers who obtain financing from our preferred lenders.
Customer Relations, Quality Control and Warranty Programs
We believe that positive customer relations and an adherence to stringent quality control standards are fundamental to our continued success, and that our commitment to buyer satisfaction and quality control has significantly contributed to our reputation as a high-quality builder.
In accordance with our company-wide standards, one or more Meritage project managers or superintendents generally monitors compliance with quality control standards for each community throughout the building phase of our homes. These employees perform the following tasks:
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

We generally provide a complete workmanship and materials warranty for the first year after the close of the home, a major mechanical warranty for two years after the close of the home and a structural warranty that typically extends up to 10 years after the close of the home. We require our subcontractors to provide evidence of insurance before beginning work and to provide a warranty to us and to indemnify us from defects in their work and the materials they provide and therefore any claims relating to workmanship and materials are generally the subcontractors’ responsibility. In certain markets and for certain attached product, we offer a Company-controlled insurance program to our subcontractors underwritten on behalf of Meritage which, if accepted, is the insurance for damage resulting from construction defects in lieu of the standard insurance we require from subcontractors. Although our subcontractors are generally required to repair and replace any product or labor defects (and for those operating in markets with our Company-controlled insurance program, pay a deductible as a condition to such coverage), we are, during applicable warranty periods, ultimately responsible to the homeowner for making such repairs. Accordingly, with the assistance of an actuary, we have estimated and established reserves for future structural warranty costs based on the number of home closings and historical data trends for warranty work within our communities. Warranty reserves generally range between 0.1% to 0.5% of a home’s sale price. Those projections are subject to variability due to uncertainties regarding structural warranty claims relating to the construction of our homes, the markets in which we build, claim settlement history, and insurance and legal interpretations and developments, among other factors and we are, therefore, constantly monitoring such reserves. Historically, these reserves, as adjusted, have been sufficient to cover net out-of-pocket warranty costs.
Competition and Market Factors
The construction and sale of homes is a highly-competitive industry. We compete for sales in each of our markets with national, regional and local developers and homebuilders, as well as existing resale homes, condominiums, townhomes and rental housing. Some of our competitors have greater financial resources and may have lower costs than we do. Competition among residential homebuilders of all sizes is based on a number of interrelated factors, including location, reputation, product type, amenities, design, innovation, quality and price. We believe that we compare favorably to other homebuilders in the markets in which we operate due to our:
•streamlined construction processes that allow us to save on materials, labor and time and pass those savings to our customers in the form of lower prices while still offering a well-appointed home;
•simplified and less stressful home buying experience through LiVE.NOW® and Design Collections;
•experience within our geographic markets which allows us to develop and offer products that provide superior design and quality in line with the needs and desires of the targeted demographic;
•ENERGY STAR® standards in all of our communities and incremental energy-efficient features that create a variety of benefits to our customers which we believe differentiate our product from competing new and existing home inventories by providing cleaner, and healthier homes;
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
Government Regulation and Environmental Matters
To the extent that we acquire undeveloped land, we prefer to close the acquisition of such land after all governmental approvals and permits have been obtained. Construction may begin almost immediately on such entitled land upon compliance with and receipt of specified permits, approvals and other conditions, which generally are within our control. The time needed to obtain such approvals and permits affects the carrying costs of unimproved property acquired for development and construction. The continued effectiveness of permits already granted is subject to factors such as changes in government policies, rules and regulations, and their interpretation and application. Government approval processes occasionally cause timing delays but have not had a material adverse effect on our operations, although there is no assurance that these and other restrictions will not adversely affect future operations as, among other things, sunset clauses may exist on some of our entitlements and they could lapse.
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
In addition, there is constantly a variety of new regulations being adopted and legislation being enacted, or considered for enactment, at the federal, state and local levels relating to energy and climate change. Some of this legislation relates to items such as carbon dioxide emissions control and building codes that impose energy efficiency standards. New building code requirements that impose stricter energy efficiency standards could significantly increase the cost to construct homes, although our energy-efficiency technologies and offerings meet, and in many instances exceed, current and expected energy efficiency thresholds. As climate change concerns continue to grow, legislation and regulations of this nature are expected to continue and may result in increased costs and longer approval and development timelines. Similarly, energy and environment-related initiatives affect a wide variety of companies throughout the United States and the world, and because our operations are heavily dependent on significant amounts of raw materials, such as lumber, steel, and concrete, such initiatives could have an indirect adverse impact on our operations and profitability to the extent the manufacturers and suppliers of our materials are burdened with expensive carbon dioxide emissions control and other environmental and energy-related regulations.
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
We condition our obligation to acquire property on, among other things, an environmental review of the land. To date, we have not incurred material unanticipated liabilities relating to the removal or remediation of toxic wastes or other environmental conditions. However, there is no assurance that we will not incur material liabilities in the future relating to toxic waste removal or other environmental conditions affecting land currently or previously owned.
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

Human Capital
Human capital is one of our most critical assets. At December 31, 2022, we had 1,921 full-time employees, including 384 in management and administration, 67 in our title and insurance companies, 475 in sales and marketing, and 995 in construction and warranty operations. We are committed to creating and cultivating a diverse team, fostering an inclusive culture and creating a workplace environment where our team members can reach their full potential in support of organizational goals. We have a robust talent recognition and succession planning model designed to help identify and develop talent and provide a roadmap for promotion of identified employees. Developing our employees enhances each individual’s opportunity to progress their career at Meritage and enrich their work experience. We work to retain talent by offering competitive and comprehensive compensation and benefits that include health insurance, 401(k) savings plan with a competitive company match, paid time off, paid parental benefits, employee discounts, tuition reimbursement, and a wellness program, among many others. Of our entire employee population at December 31, 2022, 40% were female and 26% were minorities. We are proud of the diversity in our team and are committed to the ongoing and intentional work to achieve inclusive excellence, including the long-term goals of attracting diverse talent and forming strategic relationships. The Company is dedicated to learning, improving its practices and challenging its leaders and employees to recognize and leverage our differences for the greater good of the team and the organization and we promote an open-door policy where individuals are encouraged to voice concerns which are promptly addressed. In order to uphold our core values, we intend to continue to expand our commitment to diversity, equity & inclusion ("DE&I").
Our operations are carried out through both local and centralized management. Our corporate management team sets our strategy and leads decisions related to the Company's land acquisition, risk management, finance, cash management, capital allocation and information systems. Local operations are made up of our division employees, led by management with significant homebuilding experience and who possess a great depth of knowledge in their particular markets. Our employees are not unionized, and we have a highly engaged workforce. We act solely as a general contractor, and all construction operations are coordinated by our project managers and field superintendents who schedule and monitor third-party independent subcontractors. We may use independent consultants and contractors for certain architectural, engineering, advertising, technology and legal services, and we strive to maintain good relationships with our subcontractors and independent consultants and contractors. Our Vendor Code of Conduct applies to all contractors and subcontractors.
Seasonality
Historically, we have experienced seasonal variations in our quarterly operating results and capital requirements. We typically sell more homes in the first half of the fiscal year than in the second half, which creates additional working capital requirements in the second and third quarters to build our inventories to satisfy the deliveries in the second half of the year. We typically benefit from the cash generated from home closings more in the third and fourth quarters than in the first and second quarters. During 2020, historical cycles were impacted by COVID-19 and since then were further impacted by elevated demand and supply chain and labor constraints. Historical seasonality returned in 2022 and we expect it to continue over the long term, although it may, from time to time, be affected by short-term volatility in the homebuilding industry and in the overall economy.
Information about our Executive Officers
The names, ages, positions and business experience of our executive officers as of the date of this report are listed below (all ages are as of December 31, 2022):

Name	Age	Position
Steven J. Hilton	61	Executive Chairman
Phillippe Lord	49	Chief Executive Officer, Executive Vice President
Hilla Sferruzza	47	Chief Financial Officer, Executive Vice President
Clinton Szubinski	46	Chief Operating Officer, Executive Vice President
Malissia Clinton	54	General Counsel, Executive Vice President and Secretary
Javier Feliciano	49	Chief People Officer, Executive Vice President
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
Clinton Szubinski was appointed Chief Operating Officer, Executive Vice President on January 1, 2021. Prior to his appointment as Chief Operating Officer, Mr. Szubinski served as South Region President of Meritage Homes from 2018 to December 2020. Previously, Mr. Szubinski served in senior management roles at K. Hovnanian and CalAtlantic, both public U.S. homebuilders, from 2014 to 2018 and from 2011-2014, was the Florida Region President at Meritage Homes.
Malissia Clinton joined Meritage on April 18, 2022 as General Counsel, Executive Vice President and Secretary. Prior to joining Meritage, Ms. Clinton was employed by The Aerospace Corporation from July 2009 through April 2022, where she served as Senior Vice President, General Counsel and Secretary.
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
In general, housing demand is adversely affected by increases in interest rates and a lack of availability of mortgage financing. Most of our buyers finance their home purchases through our mortgage joint venture or third party lenders providing mortgage financing. If mortgage interest rates increase and, consequently, the ability of prospective buyers to finance home purchases is adversely affected, our home sales and cash flow may be adversely affected and the impact may be material. Additionally, rapid increases in interest rates may negatively impact affordability of a home purchase for existing buyers in backlog who have not yet locked in a mortgage interest rate for their loan. This could lead to an increase in the number of contract cancellations in our reported sales order numbers. For example, although long-term interest rates remain low compared to historical averages, in 2022 they increased significantly from their previously historically low averages and are anticipated to continue to increase in the near term. We believe this increase, coupled with other economic factors, caused our increased cancellation rate. We may have the ability to offset the impact of rising interest rates on affordability by purchasing interest rate locks; however, there is no guarantee that interest rate locks will be available for us to purchase at desirable terms, or if they are available, there is no guarantee that they will be utilized by potential customers.

A homebuyer's ability to obtain a mortgage loan is largely subject to prevailing interest rates, lenders’ credit standards and appraisals, and the availability of government-supported programs, such as those from the FHA, the VA, Federal National Mortgage Association ("Fannie Mae") and the Federal Home Loan Mortgage Corporation ("Freddie Mac"). If credit standards or appraisal guidelines are tightened, or mortgage loan programs are curtailed, potential buyers of our homes may not be able to obtain necessary mortgage financing. There can be no assurance that these programs will continue to be available or that they will be as accommodating as they currently are. Continued legislative and regulatory actions and more stringent underwriting standards could have a material adverse effect on our business if certain buyers are unable to obtain mortgage financing. A prolonged tightening of the financial markets could also negatively impact our business.

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
We, like other homebuilders, may be adversely affected during periods of high inflation, mainly from higher land, construction, labor and materials costs. Also, higher mortgage interest rates may significantly affect the affordability of mortgage financing to prospective buyers. Inflation could increase our cost of financing, materials and labor and could cause our financial results and profitability to decline. Traditionally, we have attempted to pass cost increases on to our customers through higher sales prices and inflation has not historically had a material adverse effect on our business, although in recent months we have absorbed higher material and labor costs which negatively impacted our profitability.
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
Our backlog reflects the number and value of homes for which we have entered into non-contingent sales contracts with customers but have not yet delivered those homes. In connection with the sale of a home, our policy is to generally collect a deposit from our customers, although typically this deposit reflects a small percentage of the total purchase price, and due to local regulations, the deposit may, in certain circumstances, be fully or partially refundable prior to closing. If the prices for our homes in a given community decline, our neighboring competitors reduce their sales prices (or increase their sales incentives), interest rates increase, the availability of mortgage financing tightens or there is a downturn in local, regional or national economies, homebuyers may elect to cancel their home purchase contracts with us. We experienced significant cancellations in the last half of 2022 as buyers terminated their existing home purchase contracts due to a variety of reasons, including uncertainty about current economic conditions, increases in interest rates, changes in personal finances and a shift to resale home inventory due to elongation of cycle times for new homes. Although the higher cancellations did not have a material adverse effect on our financial results in 2022, we expect that cancellations will trend above normal for at least the first part 2023 and could, in 2023 or in the future, have a material adverse effect on our business as a result of lost sales revenue and the accumulation of unsold housing inventory.
Supply shortages and other risks related to the demand for building materials could materially disrupt our operations and increase costs.

Our ability to timely construct our homes may be significantly impacted by circumstances beyond our control, such as work stoppages, shortages of qualified trades people, lack of utility infrastructure and services, our need to rely on local subcontractors, and shortages or delays in availability of building materials. Constraints of raw materials and finished goods or in the distribution channels of our construction inputs can delay delivery of our homes to customers and can increase our building costs or lead to sales orders cancellations. In 2021 and 2022, supply chain and labor constraints related to sustained demand amid the backdrop of a global pandemic caused our construction cycle times to lengthen, and although we are experiencing a loosening in the supply chain, we believe these conditions may continue for at least the first part of 2023. These delays impact the timing of our expected home closings and may also result in cost increases that we may not be able to pass to our current or future customers. Sustained increases in construction costs may, over time, erode our margins, and impact our total order and closing volumes.
If home prices decline, potential buyers may not be able to sell their existing homes, which may negatively impact our sales.
As a homebuilder, we are subject to market forces beyond our control. In general, housing demand is impacted by the affordability of housing. Many homebuyers need to sell their existing homes in order to purchase a new home from us, and a weakness in the home resale market could adversely affect that ability. Declines in home prices could have an adverse effect on our homebuilding business volumes and cash flows. In the latter half of 2022, home prices declined due to the pressures of rising interest rates and we expect this trend to continue into 2023 and potentially beyond.
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
Downturns in the economy, or specifically in the homebuilding industry, require us to re-evaluate the value of our land holdings, which could result in significant impairment charges and decrease both the book value of our assets and stockholders’ equity. During the last significant downturn that began in 2008, and in certain isolated circumstances afterward, we had to impair many of our real-estate assets to fair-value, incurring large impairment charges which negatively impacted our financial results. During the second half of 2022, the homebuilding market declined amidst higher interest rates and expected future interest rate increases, inflation and deterioration in the general economy. While we did not record any material impairment charges in 2022, if the market continues to deteriorate further, we may incur significant impairment charges which would negatively impact our financial results.
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
Home warranty and construction defect claims are common in the homebuilding industry and can be costly. We sometimes encounter construction defect issues that may be alleged to be widespread within a single community or geographic area and we are currently managing two such issues regarding alleged widespread stucco application issues in some of our markets and HVAC condensation issues in our Florida markets. See Note 1 - “Business and Summary of Significant Accounting Policies” and Note 16 - "Commitments and Contingencies" in Part II, Item 8 of this Form 10-K for additional information regarding warranty reserves and adjustments. In order to account for future potential warranty and construction defect obligations, we establish a warranty reserve in connection with every home closing. Additionally, we maintain general liability insurance and generally require our subcontractors to provide a warranty and indemnity to us and insurance coverage for liabilities arising from their work; however, we cannot be assured that our warranty reserves and insurance and those subcontractors warranties, insurance and indemnities will be adequate to cover all warranty and construction defect claims for which we may be held responsible. For example, we may be responsible for applicable self-insured retentions, and certain claims may not be covered by insurance or may exceed applicable coverage limits, which could be material to our financial results. In addition, the cost of insuring against construction defect and product liability claims is high, and the amount of coverage offered by insurance companies is currently limited. There can be no assurance that this coverage will not be further restricted and become more costly. If the limits or coverages of our current and former insurance programs and/or those of our subcontractors prove inadequate, or we and/or our subcontractors are unable to obtain adequate, or reasonably priced, insurance against these types of claims in the future, or the amounts currently provided for future warranty or insurance claims are inadequate, we may experience losses that could negatively impact our financial results.
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
The homebuilding industry is capital intensive and requires significant up-front expenditures to secure land and pursue development and construction on such land. Accordingly, we incur substantial indebtedness to finance our homebuilding activities. At December 31, 2022, we had approximately $1.2 billion of indebtedness and $861.6 million of cash and cash equivalents. If we require working capital greater than that provided by our operations and current liquidity position, including the $725.6 million available to be drawn under our credit facility, we may be required to seek additional capital in the form of equity or debt financing from a variety of potential sources, including bank financing, public bonds or off-balance sheet resources. There can be no assurance we would be able to obtain such additional capital on terms acceptable to us, if at all. The level of our indebtedness could have important consequences to our stockholders, including the following:

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
We consider the availability of third-party financing to be a key component of our long-term strategy to grow our business either through acquisitions or through internal expansion. As of December 31, 2022, our credit ratings were BB+, Ba1, and BB+ by Standard and Poor’s Financial Services, Moody’s Investor Services and Fitch Ratings, respectively, the three primary rating agencies. Any downgrades from these ratings may impact our ability to obtain future additional financing, or to obtain such financing on terms that are favorable to us and therefore, may adversely impact our future operations.

The physical impacts of natural disasters or extreme weather events, which may be caused or exacerbated by climate change, could increase our costs and adversely affect our operations.
The climates of many of the states in which we have homebuilding operations, particularly California, Texas, Florida and other coastal areas, present increased risks of, and have recently experienced, adverse weather and natural disasters which may be caused by, or exacerbated by, climate change. We may not be able to insure against some of these risks, and damage or destruction to our homes under construction or our building lots and community improvements caused by adverse weather or natural disasters could result in uninsured or underinsured losses. We could also suffer significant construction delays or substantial fluctuations in the pricing or availability of building materials and labor due to such disasters. Any of these events could cause a delay in scheduled closings and a decrease in our revenue, cash flows and earnings. For example, in September 2022, Hurricane Ian caused limited construction and home closing delays in our Florida markets.
Risks Related to Our Strategy
Our long-term success depends on the availability of lots and land that meet our land investment criteria.
The availability of lots and land that meet our underwriting standards depends on a number of factors outside of our control, including land availability in general, competition with other homebuilders and land buyers, credit market conditions, legal and government agency processes and regulations, inflation in land prices, zoning, availability of utilities, water rights, our ability and the costs to obtain building permits, the amount of impact fees, property tax rates and other regulatory requirements. If suitable lots or land becomes less available, or the cost of attractive land increases, it could reduce the number of homes that we may be able to build and sell and reduce our anticipated margins, each of which could adversely impact our financial results. The availability of suitable land assets could also affect the success of our strategic initiatives to increase our community count and maintain profitability.
If our current strategies are not successful, it could have negative consequences on our operations, financial position and cash flows.
We focus our community designs, product offerings and marketing on entry-level and first move-up homes based on our belief that these two product types will comprise the majority of the market demand in the near and medium term outlook. If there is a shift away from, or decrease in, the demand for our entry-level and first move-up home offerings, it could have negative consequences on our operations, financial position and cash flows if we are unable to shift our product offerings accordingly.
Reduced levels of sales may cause us to re-evaluate the viability of existing land option contracts, resulting in a potential termination of these contracts which may lead to impairment charges.
In the prior homebuilding cycle, a significant portion of our lots were controlled under option contracts. Such options generally require a cash deposit that will be forfeited if we do not exercise the option or proceed with the lot purchase(s). During the last significant downturn that began in 2008, we forfeited significant amounts of deposits and wrote off significant amounts of related pre-acquisition costs related to projects we no longer deemed feasible, as they were not projected to generate acceptable returns. Although our participation in such options is more limited at this time, another downturn in the homebuilding market may cause us to re-evaluate the feasibility of our optioned projects which may result in us forfeiting associated deposits, which would reduce our assets and stockholders’ equity.
Our lack of geographic diversification could adversely affect us if the homebuilding industry in our markets decline.
We have homebuilding operations in Texas, Arizona, California, Colorado, Florida, North Carolina, South Carolina, Georgia, and Tennessee. Although we have, in recent years, expanded our operations to new markets, our geographic diversification is still more limited than some of our competitors and could adversely impact us if the homebuilding business in our current markets should decline, since we may not have a balancing opportunity in other geographic regions.
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
We conduct our construction operations only as a general contractor. Virtually all construction and development work is performed by unaffiliated third-party consultants and subcontractors. As a consequence, we depend on the continued availability of and satisfactory performance by these consultants and subcontractors for the construction of our communities and homes and to provide related materials. The cost of labor may also be adversely affected by shortages of qualified trades people, changes in laws and regulations relating to union activity and changes in immigration laws and trends in labor migration. Throughout various homebuilding cycles, we have experienced shortages of skilled labor in certain markets, which led to increased labor costs and delayed construction schedules. For example, we experienced delays in our construction cycle time in 2021 and 2022 due to a limited pool of subcontract labor. Although we continually strive to be a partner of choice with our trades, we cannot be assured that in the future there will be a sufficient supply of, or satisfactory performance by, these unaffiliated third-party subcontractors and consultants, which could have a material adverse effect on our business.
Operational Risks
Information technology failures and data security breaches could harm our business.
We use information technology and other computer resources to carry out important operational, financial and marketing activities as well as maintain our business records. Many of these resources are provided to us and/or maintained on our behalf by third-party service providers pursuant to agreements that specify certain security and service level standards. We and our service providers employ what we believe are appropriate security, disaster recovery and other preventative and corrective systems and processes. Additionally, we maintain cyber-security insurance and require our employees to complete ongoing information security training; however, our ability to conduct our business may be impaired if these information technology resources are compromised, degraded, damaged or fail, whether due to a virus or other harmful circumstance, intentional penetration or disruption of our information technology resources by a third party, natural disaster, hardware or software corruption or failure or error (including a failure of security controls incorporated into or applied to such hardware or software), telecommunications system failure, service provider error or failure, intentional or unintentional personnel actions (including the failure to follow our security protocols), or lost connectivity to our networked resources. For example, during the first quarter of 2020, some of our systems were affected by a malware attack that encrypted certain information on some of our systems and resulted in limitations to certain employee access for a short duration to certain of our systems and services, although all core operating activities continued during our remediation process. We completed this remediation process and our computer systems were restored, and the incident did not have a material adverse effect on our results of operations and/or financial condition and did not result in any exfiltration of data.
While we continuously assess and enhance our cyber-security controls, we cannot be assured that similar or more serious attacks will not occur in the future. Such events could have a significant and extended disruption to the functioning of our information technology and other computer resources, damage our reputation and cause us to lose customers and sales, result in the unintended disclosure or the misappropriation of proprietary, personal and confidential information (including information about our homebuyers, employees and business partners), and require us to incur significant expense to address and remediate these kinds of issues. The release of confidential information may also lead to litigation or other proceedings against us by affected individuals and/or business partners and/or by regulators, and the outcome of such proceedings, which could include penalties or fines, could have a material and adverse effect on our consolidated financial statements and reputation. In addition, the costs of maintaining adequate protection against such threats, depending on their evolution, pervasiveness and frequency and/or government-mandated standards or obligations regarding protective efforts, are high and expected to continue to increase in the future and may be material to our consolidated financial statements.
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
Under previous tax law, certain expenses of owning a home, including mortgage loan interest costs and real estate taxes, generally were deductible expenses for the purpose of calculating an individual's federal, and in some cases state, tax liability. However, the Tax Cuts and Jobs Act (the "Tax Act") signed into law in December 2017 limited these deductions for some individuals. The Tax Act caps individual state and local tax deductions at $10,000 for the aggregate of state and local real property and income taxes or state and local sales taxes. Additionally, the Tax Act reduces the cap on mortgage interest deduction to $750,000 of debt for debt incurred after December 15, 2017. Although we primarily build more affordable homes with proportionally lower property taxes and interest, the limits on deductibility of mortgage interest and property taxes may increase the after-tax cost of owning a home for some individuals. Any increases in personal income tax rates and/or additional tax deduction limits relating to the cost of home ownership could adversely impact demand for homes, including homes we build, which could adversely affect the results of our operations.
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
We are required to comply with applicable laws and regulations that govern all aspects of our business including land acquisition, development, home construction, labor and employment, mortgage origination, insurance, title and escrow operations, sales, and warranty. It is possible that individuals acting on our behalf could intentionally or unintentionally violate some of these laws and regulations. Although we endeavor to comply with such laws and regulations and take immediate action if we become aware of such violations, we may incur fines, penalties or losses as a result of these actions and our reputation with governmental agencies and our customers may be damaged. Further, other acts of bad judgment may also result in negative publicity and/or financial consequences.
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
There is a variety of new regulations being adopted and legislation being enacted, or considered for enactment, at the federal, state, local and international levels relating to energy and climate change. This legislation relates to items such as carbon dioxide emissions control and building codes that impose energy efficiency standards. New building code requirements that impose stricter energy efficiency standards could significantly increase our cost to construct homes. As climate change concerns continue to grow, legislation and regulations of this nature are expected to continue and become more costly to comply with. Similarly, energy-and climate-related initiatives affect a wide variety of companies throughout the United States and the world and because our operations are heavily dependent on significant amounts of raw materials, such as lumber, steel, and concrete, they could have an indirect adverse impact on our operations and profitability to the extent the manufacturers and suppliers of our materials are burdened with expensive cap and trade and similar energy and climate-related regulations.
The increasing attention to ESG matters and our responses to these matters could have an adverse effect on our business and reputation. For example, the SEC has recently proposed extensive climate-related disclosure rules and audit requirements. We voluntarily published our second annual ESG report in 2022 which followed certain reporting frameworks that we believe are of value to our investors and other stakeholders. However, if mandatory reporting and audit requirements are adopted, it would likely impose significant compliance costs on us. We intend to continue to research, evaluate, and implement applicable disclosures and initiatives related to ESG matters, however, if we are unable to adequately address such ESG matters or fail to comply with future mandatory reporting requirements, it could negatively impact our reputation and our business results.
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
Unfavorable media related to our industry, company, brand, personnel, operations, business performance, or prospects may impact our stock price and the performance of our business, regardless of its accuracy or inaccuracy. The speed at which negative publicity is disseminated has increased dramatically through the use of electronic communication, including social media outlets, websites, "tweets", blogs, and similar platforms. Our success in maintaining and expanding our brand image depends, in part, on our ability to adapt to this rapidly changing media environment. Adverse publicity or negative commentary from any media outlets could damage our reputation and reduce the demand for our homes, which would adversely affect our business.

Our business could be materially disrupted by an epidemic or pandemic, or fear of such an event, and the measures that federal, state and local governments and/or health authorities implement to address it.
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
The words “believe,” “expect,” “anticipate,” “forecast,” “plan,” “intend,” “may,” “will,” “should,” “could,” “estimate,” "target," and “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. All statements we make other than statements of historical fact are forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933 (the "Securities Act"), and Section 21E of the Exchange Act. Forward-looking statements in this Annual Report include statements concerning our belief that we have ample liquidity; our cash management strategy and intentions; our goals, strategies and strategic initiatives including our all spec-strategy for entry-level homes and the anticipated benefits relating thereto; our intentions and the expected benefits and advantages of our product and land positioning strategies, including with respect to our focus on the first-time and first move-up buyer and housing demand for affordable homes; the benefits of and our intentions to use options to acquire land; our preselected design collections strategy; our exposure to supplier concentration risk and other matters concerning our supply chain; our delivery of substantially all of our backlog existing as of year end; our positions and our expected outcome relating to litigation and regulatory proceedings in general; the sufficiency of our warranty reserves; that we may repurchase our debt and equity securities; our non-use of derivative financial instruments; expectations regarding our industry and our business into 2023 and beyond; the demand for and the pricing of our homes; our land and lot acquisition strategy, including that we will redeploy cash to acquire well-positioned finished lots and that we may participate in joint ventures or other opportunities; that we may expand into new markets; the availability of labor and materials for our operations; that we may seek additional debt or equity capital; our expectation that existing guarantees, letters of credit and performance and surety bonds will not be drawn on; the sufficiency of our insurance coverage and warranty reserves; the sufficiency of our capital resources to support our business strategy; the sufficiency of our land pipeline; the impact of new accounting standards and changes in accounting estimates; trends and expectations concerning future demand for homes, sales prices, sales orders, cancellations, construction and materials costs and availability, gross margins, profitability, liquidity, land costs, community counts and profitability and future home supply and inventories; our DE&I initiatives and intentions; our future cash needs and sources; the impact of seasonality; that we may pay dividends in the future; and our future compliance with debt covenants.
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
We lease an aggregate of approximately 331,000 square feet of office space in our markets for our operating divisions, corporate and executive offices.

Item 3. Legal Proceedings
We are involved in various routine legal and regulatory proceedings, including, without limitation, warranty claims and litigation and arbitration proceedings alleging construction defects. In general, the proceedings are incidental to our business, and most exposure is subject to and should be covered by warranty and indemnity obligations of our consultants and subcontractors. Additionally, some such claims are also covered by insurance. In addition to our warranty reserves, we have approximately $0.4 million of total reserves not related to warranty or construction defect matters. See Note 1 and Note 16 of the accompanying consolidated financial statements for additional information related to construction defect and warranty related reserves. With respect to the majority of pending litigation matters, our ultimate legal and financial responsibility, if any, cannot be estimated with certainty and, in most cases, any potential losses related to these matters are not considered probable. Historically, most disputes regarding warranty claims are resolved prior to litigation.
We believe there are no pending legal or warranty matters that could have a material adverse impact upon our consolidated financial condition, results of operations or cash flows that have not been sufficiently reserved.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange under the symbol "MTH". On February 1, 2023 there were 136 owners of record of our common stock. A substantially greater number of owners of our common stock are beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.
The transfer agent for our common stock is Computershare, Inc., P.O. Box 43006, Providence, RI 02940-3006 (www.computershare.com).
The following graph compares the five-year total return of our common stock with the S&P 500 Index ("S&P") and the Dow Jones US Home Construction Index ("DJ US Home Const. Index"). The graph assumes $100 invested as of December 31, 2017 in Meritage Common Stock, the S&P and the DJ US Home Const. Index, and the re-investment of all dividends. The performance of our common stock depicted in the graphs is not indicative of future performance.

$250
$225
$200
$175
$150
$125
$100
$75
$50
2017
2018
2019
2020
2021
2022
Meritage Homes Corp
S&P 500
DJ US Home Const. Index

	2017	2018	2019	2020	2021	2022
Meritage Homes Corporation	100.00	71.72	119.36	161.76	238.40	180.08
S&P 500 Index	100.00	94.05	120.81	140.10	177.28	143.48
Dow Jones US Home Construction Index	100.00	67.87	99.53	121.89	183.86	142.02
The preceding Performance Graph and related information shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any filing under the Securities Act or the Exchange Act, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

Historically, we have not declared cash dividends, although we may do so in the future. Future cash dividends, if any, will depend upon our financial condition, results of operations, capital requirements, statutory requirements, restrictions imposed by our Credit Facility, as well as other factors considered relevant by our Board of Directors. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.
Issuer Purchases of Equity Securities
On February 13, 2019, our Board of Directors authorized a new stock repurchase program, authorizing the expenditure of up to $100.0 million to repurchase shares of our common stock. On November 13, 2020, the Board of Directors authorized the expenditure of an additional $100.0 million to repurchase shares of our common stock under this program. On August 12, 2021, the Board of Directors authorized the expenditure of an additional $100.0 million to repurchase shares of our common stock under this program, which was announced on August 17, 2021. On May 19, 2022, the Board of Directors authorized the expenditure of an additional $200.0 million to repurchase shares of our common stock under this program, which was announced on May 25, 2022. There is no stated expiration for this program. The repurchases of the Company's shares may be made in the open market, in privately negotiated transactions, or otherwise. The timing and amount of repurchases, if any, will be determined by the Company's management at its discretion and be based on a variety of factors such as the market price of the Company's common stock, corporate and contractual requirements, prevailing market and economic conditions and legal requirements. The share repurchase program may be modified, suspended or discontinued at any time. We acquired 1,166,040 shares of our common stock at an aggregate purchase price of $109.3 million for the year ended December 31, 2022. As of December 31, 2022, there was approximately $244.1 million available under this program to repurchase shares. We did not purchase any shares under the program during the three months ended December 31, 2022.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Industry Conditions
During the second half of 2020 and throughout all of 2021, the homebuilding industry experienced unprecedented growth. The expansion continued in the first quarter of 2022, but the market steadily weakened throughout the rest of 2022, as interest rates began rapidly increasing in mid-2022 and significantly cooled demand in the second half of the year. Affordability constraints combined with the uncertainty of future interest rates, inflation levels and deterioration in the general economy created homebuyer hesitancy, leading to reduced demand and a significant increase in cancellations in the back half of the year and reduced net orders year over year. Although these economic conditions are applying current downward pressure on the housing market, we believe favorable homebuyer demographics support long-term demand, although at a more normalized pace than what was experienced in the past two years. We believe our all-spec strategy targeting affordable homes offers our customers readily available inventory which is highly desired in today's market, and when combined with our financing and other incentives, still provides an attractive opportunity for homeownership.
At Meritage, we continue to focus on our entry-level and first move-up homes and streamlined processes and remain focused on our key financial measures of home closing volume, home closing gross margin, selling, general and administrative cost control, balance sheet management and long-term community count growth. As of December 31, 2022, nearly all of our actively selling communities are targeted to first-time or first move-up buyers and those buyer segments together represented approximately 99% of our orders in 2022. In both 2021 and 2022, disruptions in the supply chain impacted production costs and cycle times in the homebuilding industry as a whole. We were successful through the middle of 2022 in offsetting the higher costs with sales price increases due to the elevated buyer demand, although we have experienced elongated cycle times and more recently, have not been able to offset these cost increases as we previously had. We continue to carefully navigate this constrained operating environment by rebidding all costs with our vendors, expanding our vendor base and strengthening existing critical relationships. We expect that over time, with lower, normalized volume in the homebuilding market, costs will begin to decline and cycle times will shorten.
Summary Company Results
Our results for 2022 reflect the mixed market, which started strong and weakened in the second half due to rapidly rising interest rates, uncertainty about current economic conditions and changes in personal finances. We ended 2022 with 14,106 closings, our highest closing volume in Company history and a 10.2% increase over 12,801 closings in 2021. Order volume declined 14.8% to 11,759 orders for the year compared to 13,808 in 2021 due to decreased overall demand and a higher cancellation rate of 21.0% in 2022 compared to 10.2% in 2021. Higher home closing volumes and lower sales orders year-over-year resulted in 41.3% fewer homes in backlog at December 31, 2022, with 3,332 units valued at $1.5 billion compared to 5,679 units at $2.5 billion at December 31, 2021. In order to ensure we are entering 2023 with only buyers who are committed to close and can re-deploy available homes back into the market, we proactively and aggressively validated every sale in our backlog during the fourth quarter.
Total home closing revenue increased 21.8% due to higher home closing volume and higher ASPs, growing to our highest annual home closing revenue in Company history of $6.2 billion for the year ended December 31, 2022 from $5.1 billion in 2021. Home closing gross margin for the year ended December 31, 2022 improved by 80 basis points to 28.6% compared to 27.8% in 2021. The margin improvement in 2022 resulted from higher ASPs on closings and improved leverage of our land costs which held steady on increased home closing revenue, both of which more than offset rising material and labor costs and higher incentives. We recognized land closing gross profit of $11.6 million for the year ended December 31, 2022, compared to a loss of $1.1 million for the year ended December 31, 2021. Commissions and other sales costs of $323.3 million increased 13.3%, or $37.9 million from 2021, due to higher home closing revenues and associated commission expense, and increased advertising and selling costs due to the higher number of average active communities. As a percentage of revenue, these expenses improved by 40 basis points due to greater leverage of fixed expenses on higher home closing revenue. General and administrative expenses increased $11.5 million during the year ended December 31, 2022, primarily due to higher employee headcount, but as a percentage of home closing revenue decreased to 3.1% compared to 3.6% in 2021. During the year ended December 31,2021, we recognized an $18.2 million loss on early extinguishment of debt in connection with the early redemption of our 2022 Senior Notes in April 2021. There were no such transactions in 2022. Earnings before income taxes of $1.3 billion in 2022 increased 35.0% from $954.8 million in 2021. Our effective tax rate in 2022 was 23.0% as compared to 22.8% in 2021, leading to net income of $992.2 million and $737.4 million for the years ended December 31, 2022 and 2021, respectively.

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
Our focus includes the following strategic initiatives:
•Growing our community count and market share;
•Delivering affordable homes on a shorter timeline through simplification of production processes and maintaining market-appropriate levels of spec inventory;
•Continuously improving the overall home buying experience through simplification and innovation;
•Maintaining our home closing gross profit by growing closing volume, allowing us to better leverage our overhead;
•Leveraging and expanding on technological solutions through digital offerings to our customers, such as our virtual home tours, interactive maps, digital financial services offerings and online warranty portal; and
•Increasing homeowner satisfaction by offering healthier, energy-efficient homes that come equipped with a suite of home automation standard features.
In order to maintain focus on growing our business, we also remain committed to the following:
•Carefully managing our liquidity and a strong balance sheet; we ended the year with a 22.6% debt-to-capital ratio and an 6.8% net debt-to-capital ratio;
•Maximizing returns to our shareholders, through both our improved financial performance and share repurchase program;
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
•Maintaining a solid orders pace through the use of our consumer and market research to ensure that we build homes that offer our buyers their desired features and amenities; and
•Continuing to innovate and promote our energy efficiency program and our M.Connected® Automation Suite to create differentiation for the Meritage brand.
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
Typically, a community’s life cycle ranges from three to five years, commencing with the acquisition of the land, continuing through the land development phase, if applicable, and concluding with the construction, sale and closing of the homes. Actual community lives will vary based on the size of the community, the sales orders absorption rates and whether the land purchased was raw, partially-developed or in finished status. Master-planned communities encompassing several phases and super-block land parcels may have significantly longer lives and projects involving smaller finished lot purchases may be significantly shorter.
All of our land inventory and related real estate assets are periodically reviewed for recoverability when certain criteria are met, but at least annually, as our inventory is considered “long-lived” in accordance with GAAP. Community-level reviews are performed quarterly to determine if indicators of potential impairment exist. If indicators of potential impairment exist and the undiscounted cash flows expected to be generated by an asset are lower than its carrying amount, impairment charges are recorded to write down the asset to its estimated fair value. The impairment of a community is allocated to each remaining lot in the community on a straight-line basis and is recognized in Cost of home closings in the period in which the impairment is determined. Our determination of fair value is based on projections and estimates. Changes in these expectations may lead to a change in the outcome of our impairment analysis, and actual results may also differ from our assumptions. We recorded $0.2 million and $2.1 million of impairment charges during the years ended December 31, 2022 and 2021, respectively, due to the disposition of certain assets that no longer align with our focus on entry-level and first move-up homes.
We have not made any material changes in our methodology or significant assumptions used to record and evaluate our Real estate and Cost of home closings during the past three years.

Warranty Reserves
We use subcontractors for nearly all aspects of home construction. Although our subcontractors are generally required to repair and replace any product or labor defects and cover any resultant damages, we are, during applicable warranty periods, ultimately responsible to the homeowner for making such repairs. As such, warranty reserves are recorded to cover our exposure to costs for materials and labor not expected to be covered by our subcontractors or available insurance to the extent they relate to warranty-type claims subsequent to the delivery of a home to the homeowner. Reserves are reviewed on a regular basis and, with the assistance of an actuary for the structural warranty, we determine their sufficiency based on our and industry-wide historical data and trends. These reserves are subject to variability due to uncertainties regarding materials or construction defect claims, the markets in which we build, claim settlement history, insurance, legal interpretations and expected recoveries, among other factors.
At December 31, 2022, our warranty reserve was $35.6 million, reflecting an accrual of 0.1% to 0.5% of a home’s sale price depending on our loss history in the geographic area in which the home was built. A 10% increase in our warranty reserve rate would have increased our accrual and corresponding cost of sales by approximately $3.3 million in 2022. As a result of the regular review described previously, we increased our reserve balance $10.9 million related to specific cases during the year ended December 31, 2022. See Notes 1 and 16 in the accompanying consolidated financial statements for more information. There were no adjustments to our reserve balance during the year ended December 31, 2021. While we believe that the warranty reserve is sufficient to cover our projected costs, there can be no assurances that historical data and trends will accurately predict our actual warranty costs. Furthermore, there can be no assurances that future economic, financial or legislative developments might not lead to a significant change in the reserve.
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
In accordance with ASC 740-10, Income Taxes, we evaluate our deferred tax assets by tax jurisdiction, including the benefit from net operating losses ("NOLs") by tax jurisdiction, to determine if a valuation allowance is required. Companies must assess, using significant judgments, whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the length of statutory carryforward periods, experience with operating losses and experience of utilizing tax credit carryforwards and tax planning alternatives. We have no valuation allowance on our deferred tax assets and NOL carryovers at December 31, 2022.
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
For discussion of our fiscal 2021 results compared to our fiscal 2020 results, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II of our Annual Report on Form 10-K for the year ended December 31, 2021.
The tables on the following pages present operating and financial data that we consider most critical to managing our operations (dollars in thousands):

	Years Ended December 31,		Year Over Year
	2022	2021	Chg $	Chg %
Home Closing Revenue
Total
Dollars	$6,207,498	$5,094,873	$1,112,625	21.8%
Homes closed	14,106	12,801	1,305	10.2%
Average sales price	$440.1	$398.0	$42.1	10.6%
West Region
Arizona
Dollars	$937,575	$802,401	$135,174	16.8%
Homes closed	2,200	2,183	17	0.8%
Average sales price	$426.2	$367.6	$58.6	15.9%
California
Dollars	$887,292	$776,528	$110,764	14.3%
Homes closed	1,265	1,242	23	1.9%
Average sales price	$701.4	$625.2	$76.2	12.2%
Colorado
Dollars	$377,242	$335,490	$41,752	12.4%
Homes closed	627	630	(3)	(0.5)%
Average sales price	$601.7	$532.5	$69.2	13.0%
West Region Totals
Dollars	$2,202,109	$1,914,419	$287,690	15.0%
Homes closed	4,092	4,055	37	0.9%
Average sales price	$538.1	$472.1	$66.0	14.0%
Central Region - Texas
Central Region Totals
Dollars	$1,835,498	$1,500,682	$334,816	22.3%
Homes closed	4,556	4,165	391	9.4%
Average sales price	$402.9	$360.3	$42.6	11.8%
East Region
Florida
Dollars	$806,769	$600,554	$206,215	34.3%
Homes closed	2,076	1,663	413	24.8%
Average sales price	$388.6	$361.1	$27.5	7.6%
Georgia
Dollars	$328,031	$249,882	$78,149	31.3%
Homes closed	738	647	91	14.1%
Average sales price	$444.5	$386.2	$58.3	15.1%
North Carolina
Dollars	$590,729	$528,840	$61,889	11.7%
Homes closed	1,421	1,390	31	2.2%
Average sales price	$415.7	$380.5	$35.2	9.3%
South Carolina
Dollars	$194,412	$129,367	$65,045	50.3%
Homes closed	604	377	227	60.2%
Average sales price	$321.9	$343.1	$(21.2)	(6.2)%
Tennessee
Dollars	$249,950	$171,129	$78,821	46.1%
Homes closed	619	504	115	22.8%
Average sales price	$403.8	$339.5	$64.3	18.9%
East Region Totals
Dollars	$2,169,891	$1,679,772	$490,119	29.2%
Homes closed	5,458	4,581	877	19.1%
Average sales price	$397.6	$366.7	$30.9	8.4%

	Years Ended December 31,		Year Over Year
	2022	2021	Chg $	Chg %
Home Orders (1)
Total
Dollars	$5,255,600	$5,796,813	$(541,213)	(9.3)%
Homes ordered	11,759	13,808	(2,049)	(14.8)%
Average sales price	$446.9	$419.8	$27.1	6.5%
West Region
Arizona
Dollars	$656,263	$951,730	$(295,467)	(31.0)%
Homes ordered	1,540	2,335	(795)	(34.0)%
Average sales price	$426.1	$407.6	$18.5	4.5%
California
Dollars	$796,935	$773,166	$23,769	3.1%
Homes ordered	1,134	1,191	(57)	(4.8)%
Average sales price	$702.8	$649.2	$53.6	8.3%
Colorado
Dollars	$256,958	$429,499	$(172,541)	(40.2)%
Homes ordered	424	750	(326)	(43.5)%
Average sales price	$606.0	$572.7	$33.3	5.8%
West Region Totals
Dollars	$1,710,156	$2,154,395	$(444,239)	(20.6)%
Homes ordered	3,098	4,276	(1,178)	(27.5)%
Average sales price	$552.0	$503.8	$48.2	9.6%
Central Region - Texas
Central Region Totals
Dollars	$1,501,591	$1,700,744	$(199,153)	(11.7)%
Homes ordered	3,641	4,413	(772)	(17.5)%
Average sales price	$412.4	$385.4	$27.0	7.0%
East Region
Florida
Dollars	$830,897	$738,132	$92,765	12.6%
Homes ordered	2,040	1,981	59	3.0%
Average sales price	$407.3	$372.6	$34.7	9.3%
Georgia
Dollars	$324,126	$283,649	$40,477	14.3%
Homes ordered	737	694	43	6.2%
Average sales price	$439.8	$408.7	$31.1	7.6%
North Carolina
Dollars	$503,664	$591,193	$(87,529)	(14.8)%
Homes ordered	1,197	1,501	(304)	(20.3)%
Average sales price	$420.8	$393.9	$26.9	6.8%
South Carolina
Dollars	$170,149	$132,779	$37,370	28.1%
Homes ordered	529	390	139	35.6%
Average sales price	$321.6	$340.5	$(18.9)	(5.6)%
Tennessee
Dollars	$215,017	$195,921	$19,096	9.7%
Homes ordered	517	553	(36)	(6.5)%
Average sales price	$415.9	$354.3	$61.6	17.4%
East Region Totals
Dollars	$2,043,853	$1,941,674	$102,179	5.3%
Homes ordered	5,020	5,119	(99)	(1.9)%
Average sales price	$407.1	$379.3	$27.8	7.3%
(1)Home orders for any period represent the aggregate sales price of all homes ordered, net of cancellations. We do not include orders contingent upon the sale of a customer’s existing home or a mortgage pre-approval as a sales contract until the contingency is removed.

	Years Ended December 31,
	2022		2021
	Ending	Average	Ending	Average
Active Communities
Total	271	275.2	259	223.8
West Region
Arizona	46	46.6	39	36.2
California	31	28.0	22	19.0
Colorado	17	17.8	17	14.6
West Region Totals	94	92.4	78	69.8
Central Region - Texas
Central Region Totals	81	76.6	73	65.4
East Region
Florida	29	36.4	41	34.8
Georgia	19	16.2	15	11.2
North Carolina	29	28.6	26	24.6
South Carolina	10	13.2	14	8.8
Tennessee	9	11.8	12	9.2
East Region Totals	96	106.2	108	88.6

	Years Ended December 31,
	2022	2021
Cancellation Rates (1)
Total	21.0%	10.2%
West Region
Arizona	27.4%	10.8%
California	20.9%	10.0%
Colorado	31.3%	10.4%
West Region Totals	25.7%	10.5%
Central Region - Texas
Central Region Totals	25.1%	11.9%
East Region
Florida	9.8%	7.0%
Georgia	18.9%	10.3%
North Carolina	16.2%	7.0%
South Carolina	21.0%	15.9%
Tennessee	10.4%	9.5%
East Region Totals	14.1%	8.5%
(1)Cancellation rates are computed as the number of canceled units for the period divided by the gross home orders units for the same period.

	At December 31,		Year Over Year
	2022	2021	Chg $	Chg %
Order Backlog (1)
Total
Dollars	$1,524,775	$2,516,164	$(991,389)	(39.4)%
Homes in backlog	3,332	5,679	(2,347)	(41.3)%
Average sales price	$457.6	$443.1	$14.5	3.3%
West Region
Arizona
Dollars	$206,136	$493,575	$(287,439)	(58.2)%
Homes in backlog	485	1,145	(660)	(57.6)%
Average sales price	$425.0	$431.1	$(6.1)	(1.4)%
California
Dollars	$177,954	$271,383	$(93,429)	(34.4)%
Homes in backlog	262	393	(131)	(33.3)%
Average sales price	$679.2	$690.5	$(11.3)	(1.6)%
Colorado
Dollars	$75,783	$198,832	$(123,049)	(61.9)%
Homes in backlog	125	328	(203)	(61.9)%
Average sales price	$606.3	$606.2	$0.1	—%
West Region Totals
Dollars	$459,873	$963,790	$(503,917)	(52.3)%
Homes in backlog	872	1,866	(994)	(53.3)%
Average sales price	$527.4	$516.5	$10.9	2.1%
Central Region - Texas
Central Region Totals
Dollars	$425,371	$772,871	$(347,500)	(45.0)%
Homes in backlog	963	1,878	(915)	(48.7)%
Average sales price	$441.7	$411.5	$30.2	7.3%
East Region
Florida
Dollars	$371,505	$352,584	$18,921	5.4%
Homes in backlog	832	868	(36)	(4.1)%
Average sales price	$446.5	$406.2	$40.3	9.9%
Georgia
Dollars	$84,575	$91,781	$(7,206)	(7.9)%
Homes in backlog	202	203	(1)	(0.5)%
Average sales price	$418.7	$452.1	$(33.4)	(7.4)%
North Carolina
Dollars	$135,528	$225,854	$(90,326)	(40.0)%
Homes in backlog	341	565	(224)	(39.6)%
Average sales price	$397.4	$399.7	$(2.3)	(0.6)%
South Carolina
Dollars	$19,198	$44,673	$(25,475)	(57.0)%
Homes in backlog	58	133	(75)	(56.4)%
Average sales price	$331.0	$335.9	$(4.9)	(1.5)%
Tennessee
Dollars	$28,725	$64,611	$(35,886)	(55.5)%
Homes in backlog	64	166	(102)	(61.4)%
Average sales price	$448.8	$389.2	$59.6	15.3%
East Region Totals
Dollars	$639,531	$779,503	$(139,972)	(18.0)%
Homes in backlog	1,497	1,935	(438)	(22.6)%
Average sales price	$427.2	$402.8	$24.4	6.1%
(1)Our backlog represents net home orders that have not closed.

Fiscal 2022 Compared to Fiscal 2021
Companywide. In 2022, home closing revenue grew by 21.8% to $6.2 billion on 14,106 units compared to $5.1 billion on 12,801 units in 2021. The improved revenue reflects a 10.2% increase in volume and a 10.6% increase in ASP on closings resulting from pricing power on continued elevated demand in the homebuilding market due to the macroeconomic environment during the first half of the year, as discussed in "Industry Conditions." Order value decreased 9.3% to $5.3 billion from $5.8 billion, as a 14.8% decrease in volume was partially offset by a 6.5% increase in ASP on orders. Despite a 23.0% increase in average active communities, order volume of 11,759 for the year ended December 31, 2022 was down from 13,808 in 2021 due to the decreased demand and increase in cancellations caused by rising interest rates and inflationary concerns. The slower demand and higher cancellation rate of 21.0% in 2022 compared to 10.2% in 2021 led to a corresponding decline in orders pace of 3.6 homes per community per month in 2022 compared to 5.1 in 2021. We ended the year with 3,332 homes in backlog valued at $1.5 billion, down 41.3% and 39.4%, respectively, compared to 2021, as the lower number of homes was partially offset by a 3.3% increase in ASP on homes in backlog.
West. The West Region generated $2.2 billion in home closing revenue for the year ended December 31, 2022, a 15.0% increase over the $1.9 billion in the prior year, with pricing power contributing almost entirely to the increase as closings were relatively flat at 4,092 homes in 2022 compared to 4,055 homes in 2021. Order value of $1.7 billion in 2022 decreased 20.6% compared to $2.2 billion in 2021, as a 27.5% decrease in order volume during the year ended December 31, 2022 to 3,098 homes from 4,276 home orders in 2021 was offset by a 9.6% increase in ASP on orders. The West Region has been the most impacted by the recent macroeconomic decline as this region experienced some of the most significant price increases over the past few years and accordingly have required the steepest sales price adjustments to combat buyer hesitancy. The decline in order volume was caused by the decreased demand, particularly in the second half of the year as previously discussed. The West had the highest cancellation rate in the Company at 25.7% in 2022 versus 10.5% in 2021, contributing to a 45.1% decline in year-over-year orders pace per community to 2.8 per month in 2022 compared to 5.1 in 2021. The West Region also had the largest increase in average actively selling communities of 32.4%, and ended 2022 with 94 actively selling communities as compared to 78 for the prior year. Backlog of 872 homes valued at $459.9 million at December 31, 2022, versus 1,866 homes at $963.8 million in 2022, decreased 53.3% and 52.3% over the prior year, respectively.
Central. The Central Region, made up of our Texas markets, closed 4,556 homes for the year ended December 31, 2022 compared to 4,165 in 2021. The 9.4% improvement in closing units and 11.8% higher ASP generated a 22.3% increase in home closing revenue to $1.8 billion, up from $1.5 billion in 2021. Similar to the West Region, the Central Region had year-over-year declines in both order volume and value of 17.5% and 11.7%, respectively, with a 7.0% increase in ASP on orders partially offsetting the lower order volume. Orders during the year ended December 31, 2022 were 3,641 valued at $1.5 billion, compared to 4,413 valued at $1.7 billion in 2021. The decline in order volume was driven entirely by the softening demand and elevated cancellation rate of 25.1%, offset by a 17.1% increase in average active communities, While orders pace decreased 28.6% year over year, the Central Region had the Company's highest orders pace in 2022 of 4.0 homes per month. The Central Region ended 2022 with backlog of 963 homes valued at $425.4 million compared to 1,878 units valued at $772.9 million at December 31, 2021, reflecting a 7.3% improvement in ASP.
East. The East Region generated the strongest year-over-year improvements in both volume and value of closings. Home closing volume and revenue increased 19.1% and 29.2%, respectively, to $2.2 billion on 5,458 homes in 2022 from $1.7 billion on 4,581 homes in 2021. Home closing revenue benefited from the increase in volume and an 8.4% higher ASP on closings. Despite a slight decline in orders volume, the East Region was the only region to see improvement in order value, as slower price appreciation over the past two years have protected the East Region from the same level of declines in demand and affordability concerns that were experienced by the Central and West regions. Order value improved 5.3% to $2.0 billion on 5,020 homes compared to $1.9 billion on 5,119 homes, with a 7.3% increase in ASP on orders offsetting the 1.9% decline in order volume. The year-over-year decline in order volume was caused by a lower orders pace of 3.9 homes per month in 2022, down 18.8% from 4.8 in 2021, offsetting the 19.9% increase in average active communities. The East Region ended 2022 with 1,497 units in backlog valued at $639.5 million, decreases of 22.6% and 18.0%, respectively, compared to the prior year.

Land Closing Revenue and Gross Profit/(Loss)
From time to time, we may sell certain lots or land parcels to other homebuilders, developers or investors if we buy larger parcels of land or land with commercial tracks that provide better all-in pricing. As a result of such sales, we recognized land closing revenue of $61.2 million and $25.2 million for the years ending December 31, 2022 and 2021, respectively. We recognized land closing profit of $11.6 million in 2022, compared to a loss of $1.1 million in 2021. The loss recognized in 2021 includes impairment charges of $2.0 million.

Other Operating Information (dollars in thousands)

	Years ended December 31,
	2022		2021
	Dollars	Percent of Home Closing Revenue	Dollars	Percent of Home Closing Revenue
Home Closing Gross Profit (1)
Total	$1,773,018	28.6%	$1,418,377	27.8%

West	$603,343	27.4%	$519,372	27.1%

Central	$531,503	29.0%	$448,284	29.9%

East	$638,172	29.4%	$450,721	26.8%

(1)Home closing gross profit represents home closing revenue less cost of home closings, including impairments, if any. Cost of home closings includes land and associated development costs, direct home construction costs, an allocation of common community costs (such as architectural, legal and zoning costs), interest, sales tax, impact fees, warranty, construction overhead and closing costs.

Fiscal 2022 Compared to Fiscal 2021
Companywide. Home closing gross margin improved to 28.6% for the year ended December 31, 2022 compared to 27.8% in the prior year. Home closing gross profit increased by $354.6 million to $1.8 billion in 2022 versus $1.4 billion in 2021, driven by higher home closing revenue and an 80 basis point increase in home closing gross margin. The improvement in home closing gross margin is primarily due to pricing power from the strong buyer demand that existed in 2021 and continued into the first half of 2022, combined with the benefit of land costs holding steady year-over-year on higher home closing revenue, which more than offset the rising commodity costs and increased incentives in the second half of the year.
West. Our West Region home closing gross margin was relatively flat year over year, at 27.4% in 2022 versus 27.1% in 2021. The 30 basis point improvement was achieved despite the heavy economic impact experienced in this Region in the latter half of the year, as pricing power provided leverage on consistent land costs year-over-year, offset increases in material and labor costs and higher incentives in the latter half of the year.
Central. The Central Region home closing gross margin of 29.0% declined 90 basis points year-over-year from 29.9% in the prior year. The decline in gross margin was primarily due to increased incentives and material and labor costs, which were offset by leverage of stable land costs on higher home closing revenue year-over-year.
East. The East Region reported the highest home closing gross margin and the greatest margin improvement in the Company in 2022. Home closing gross margin of 29.4% was a 260 basis point improvement over 26.8% in 2021. The margin improvement in the Region is due to pricing power, leverage of higher home closing revenue on land costs that remained steady year-over-year, and ramped up operations in some of our newer divisions.

	Years Ended December 31,
	($ in thousands)
	2022	2021
Financial services profit	$18,294	$18,034
Financial services profit. Financial services profit represents the net profit of our financial services operations, including the operating profit generated by our wholly-owned title and insurance companies, Carefree Title and Meritage Insurance, as well as our portion of earnings from a mortgage joint venture. Year-over-over results were relatively flat with an increase of $0.3 million, despite the higher home closing volume in our homebuilding operations. This is due largely to a change in the geography of closing volume in markets where we provide financial services, as well as increased overhead expenses due to a higher employee headcount.

	Years Ended December 31,
	($ in thousands)
	2022	2021
Commissions and Other Sales Costs	$(323,266)	$(285,403)
Percent of home closing revenue	5.2%	5.6%
General and Administrative Expenses	$(192,984)	$(181,449)
Percent of home closing revenue	3.1%	3.6%
Interest Expense	$(41)	$(318)
Other Income, Net	$2,714	$4,864
Loss on Early Extinguishment of Debt	$—	$(18,188)
Provision for Income Taxes	$(297,126)	$(217,390)
Fiscal 2022 Compared to Fiscal 2021
Commissions and Other Sales Costs. Commissions and other sales costs are comprised of internal and external commissions and related sales and marketing expenses such as advertising and sales office costs. These costs increased $37.9 million, or 13.3%. The higher spend year-over-year is primarily attributable to commissions paid on higher home closing revenue and increased advertising and selling costs associated with a higher community count. As a percentage of home closing revenue, commissions and other sales costs improved 40 basis points to 5.2% in 2022 compared to 5.6% in 2021, primarily due to leverage of higher home closing revenue on fixed overhead expenses and lower commissions and advertising costs in the first half of the year.
General and Administrative Expenses. General and administrative expenses represent corporate and divisional overhead expenses such as salaries and bonuses, occupancy, insurance and travel expenses. For the year ended December 31, 2022, general and administrative expenses were $193.0 million or 3.1% of home closing revenue as compared to $181.4 million or 3.6% of home closing revenue in 2021. The $11.5 million increase is due primarily to increased payroll and performance-based bonus compensation expenses on higher employee headcount. As a percentage of revenue, general and administrative expenses improved 50 basis points due to leverage of fixed costs on higher home closing revenue. We continually strive to optimize overhead leverage through cost control efforts at both corporate and divisional levels.
Interest Expense. Interest expense is comprised of interest incurred, but not capitalized, on our senior notes, other borrowings and our Credit Facility. For the years ended December 31, 2022 and 2021 interest expense totaled $41,000 and $318,000, respectively.
Other Income, Net. Other income, net primarily consists of (i) sub lease income, (ii) interest earned on our cash and cash equivalents, (iii) payments and awards related to legal settlements, and (iv) our portion of pre-tax income or loss from non-financial services joint ventures. Other income, net decreased to $2.7 million in 2022 compared to $4.9 million in 2021.
Loss on Early Extinguishment of Debt. Loss on early extinguishment of debt of $18.2 million for the year ended December 31, 2021 is related to the early redemption of our 2022 Notes. There were no similar charges for the year ended December 31, 2022. See Note 7 in the accompanying consolidated financial statements for more information related to the early redemption.
Income Taxes. The effective tax rate was 23.0% and 22.8% for 2022 and 2021, respectively. The effective rate in both years reflects the availability of the Internal Revenue Code energy efficient homes credits (the "energy tax credit") from the enactment of the Taxpayer Certainty and Disaster Tax Relief Act of 2019 (the "2019 Act") for 2021 and by the Inflation Reduction Act of 2022 (the "IRA") for 2022.

Liquidity and Capital Resources
We have historically generated cash and funded our operations primarily from cash flows from operating activities. Additional sources of funds may include additional debt or equity financing and borrowing capacity under our unsecured revolving credit facility ("Credit Facility"). We exercise strict controls and believe we have a prudent strategy for Company-wide cash management, including those related to cash outlays for land acquisition and development and spec home construction. Our principal uses of cash include acquisition and development of land and lots, home construction, operating expenses, and the payment of interest and routine liabilities. We also opportunistically repurchase our common stock and, from time to time, our senior notes.
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
Material Cash Requirements
We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact both short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on our consolidated balance sheets as of December 31, 2022, while others are considered future commitments for materials or services not yet provided. Our contractual obligations primarily consist of principal and interest payments on our senior notes, loans payable and other borrowings, including our Credit Facility, letters of credit and surety bonds and operating leases. We have no debt maturities until 2025. We also have requirements for certain short-term lease commitments, funding working capital needs of our existing unconsolidated joint ventures, and other purchase obligations in the normal course of business. Other material cash requirements include land acquisition and development costs, home construction costs and operating expenses, including our selling, general and administrative expenses, as previously discussed. We plan to fund these commitments primarily with cash flows generated by operations, but may also utilize additional debt or equity financing and borrowing capacity under our Credit Facility. Our maximum exposure to loss on our purchase and option agreements is generally limited to non-refundable deposits and capitalized pre-acquisition costs.

For information about our lease obligations, loans payable and other borrowings, including our Credit Facility, and senior notes, reference is made to Notes 4, 6, and 7 in the accompanying Notes to the consolidated financial statements included in this Annual Report on Form 10-K and are incorporated by reference herein.
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
We do not engage in commodity trading or other similar activities. We had no derivative financial instruments at December 31, 2022 or 2021.
Operating Cash Flow Activities
During the years ended December 31, 2022 and 2021, net cash provided by operations totaled $405.3 million versus net cash used in operations of $152.1 million during the year ended December 31, 2021. Generally, our operating cash flows fluctuate primarily based on changes in our net earnings, real estate inventory and, to a lesser extent, timing of payments of accounts payable and accrued liabilities.
Operating cash flow results in 2022 primarily reflect $992.2 million in net earnings, which were offset by a $624.5 million increase in real estate and a $103.0 million increase in receivables, prepaids and other assets. The increase in real estate was due to construction activities on a greater number of homes under construction, as well as land acquisition and development activities. The increase in other receivables, prepaids and other assets was largely due to receivables from municipalities for land development reimbursements and the purchase of fixed rate interest locks for eligible buyers in our backlog. Operating cash flow results in 2021 reflect the $737.4 million in net earnings which were offset by a $948.1 million increase in real estate due to construction of homes and land acquisitions.
Investing Cash Flow Activities
During the year ended December 31, 2022, net cash used in investing activities totaled $32.3 million as compared to $26.8 million for the same period in 2021. Cash used in investing activities in both 2022 and 2021 is mainly attributable to the purchases of property, plant and equipment of $27.0 million and $25.7 million, respectively.
Financing Cash Flow Activities
During the year ended December 31, 2022, net cash used in financing activities totaled $129.8 million, versus net cash provided by financing activities of $51.6 million for the same period in 2021. The net cash used in financing activities in 2022 primarily reflects $109.3 million in share repurchases. See 'Part II, Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities' for more information about our authorized share repurchase program. The net cash provided by financing activities in 2021 primarily reflects the net proceeds of $450.0 million from the issuance of our 3.875% Senior Notes due 2029, offset by the early redemption of our 7.00% Senior Notes due 2022 of $300.0 million principal and associated early tender fees of $17.7 million, along with share repurchases of $61.0 million.
We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. Debt-to-capital and net debt-to-capital are calculated as follows (dollars in thousands):

	At December 31, 2022	At December 31, 2021
Senior notes, net, loans payable and other borrowings	$1,150,647	$1,160,038
Stockholders’ equity	3,949,611	3,044,389
Total capital	$5,100,258	$4,204,427
Debt-to-capital (1)	22.6%	27.6%
Senior notes, net, loans payable and other borrowings	$1,150,647	$1,160,038
Less: cash and cash equivalents	(861,561)	(618,335)
Net debt	$289,086	$541,703
Stockholders’ equity	3,949,611	3,044,389
Total net capital	$4,238,697	$3,586,092
Net debt-to-capital (2)	6.8%	15.1%

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

We have never declared cash dividends, although we may do so in the future. Currently, we plan to utilize our cash to manage our liquidity and fund operations, while also considering opportunities to increase our shareholder returns. Future cash dividends, if any, will depend upon economic and financial conditions, results of operations, capital requirements, statutory requirements, restrictions imposed by our Credit Facility, as well as other factors considered relevant by our Board of Directors.
Credit Facility Covenants
Borrowings under the Credit Facility are unsecured but availability is subject to, among other things, a borrowing base. The Credit Facility also contains certain financial covenants, including (a) a minimum tangible net worth requirement of $1.9 billion (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings), and (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 60%. In addition, we are required to maintain either (i) an interest coverage ratio (EBITDA to interest expense, as defined therein) of at least 1.50 to 1.00 or (ii) liquidity (as defined therein) of an amount not less than our consolidated interest incurred during the trailing 12 months. We were in compliance with all Credit Facility covenants as of December 31, 2022. Our actual financial covenant calculations as of December 31, 2022 are reflected in the table below.

Financial Covenant (dollars in thousands):	Covenant Requirement	Actual
Minimum Tangible Net Worth	> $2,564,388	$3,908,102
Leverage Ratio	< 60%	5.8%
Interest Coverage Ratio (1)	> 1.50	23.25
Minimum Liquidity (1)	> $60,599	$1,587,119
Investments other than defined permitted investments	< $1,172,431	$11,753
(1)We are required to meet either the Interest Coverage Ratio or Minimum Liquidity, but not both.
Recent Accounting Standards
See Note 1 to our consolidated financial statements included in this report for discussion of recently-issued accounting standards.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our fixed rate debt is made up primarily of $1.2 billion of our senior notes. Except in limited circumstances, we do not have an obligation to prepay our fixed-rate debt prior to maturity and, as a result, interest rate risk and changes in fair value should not have a significant impact on our fixed rate borrowings until we would be required to repay such debt. Our Credit Facility is subject to interest rate changes. We had $40.0 million in borrowings and repayments under the Credit Facility during the year ended December 31, 2022. There were no intraperiod borrowings during the year ended December 31, 2021, and we had $500.0 million of intraperiod borrowings during the year ended December 31, 2020. We had no outstanding borrowings as of either December 31, 2022 or 2021. Interest charges resulting from the intraperiod borrowings during the year ended December 31, 2022 were not material. There were no interest charges resulting from intraperiod borrowings during the year ended December 31, 2021. Interest charges resulting from the intraperiod borrowings totaled $0.2 million for the year ended December 31, 2020.
The following table presents our long-term debt obligations, principal cash flows by maturity, weighted average interest rates and estimated fair market value for the year ended December 31, 2022 (in thousands):

								Fair Value at December 31,
	2023	2024	2025	2026	2027	Thereafter	Total	2022

Senior Notes
Fixed rate (a)	$—	$—	$400.0	$—	$300.0	$450.00	$1,150.0	$1,061.6
Weighted average interest rate	n/a	n/a	6.000%	n/a	5.125%	3.875%	4.940%	n/a

Loans Payable and Other Borrowings
Fixed rate	$6.3	$0.6	$0.1	$—	$—	$0.1	$7.1	$7.1
Average interest rate	2.961%	—%	—%	—%	—%	—%	—%	n/a

(a)Fair value of our fixed rate senior notes at December 31, 2022, is derived from quoted market prices by independent dealers.
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

Item 8. Financial Statements and Supplementary Data
Our consolidated financial statements as of December 31, 2022 and 2021 and for each of the years in the three-year period ended December 31, 2022, together with related notes and the report of Deloitte & Touche LLP, independent registered public accounting firm (PCAOB ID: 34), are on the following pages.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Meritage Homes Corporation:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Meritage Homes Corporation and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated income statements, statements of stockholders' equity and statements of cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 15, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

How the Critical Audit Matter Was Addressed in the Audit

We tested the effectiveness of the Company’s internal controls related to the Company’s evaluation of the recoverability of real estate assets. We also evaluated the significant assumptions used in the Company’s evaluation of the recoverability of real estate assets, by comparing the assumptions to actual recent home sales and closings in that community and the Company's other nearby communities, as well as external analyst and industry reports for the respective geography. For certain communities that did not have actual recent home closings, we compared to historical home sales and closings in nearby communities taking into consideration factors such as location, size, and type of community. In addition, we met with management to understand how recent trends in home sales, closings and market conditions have been considered in the Company’s evaluation of the recoverability of real estate assets.

/s/ DELOITTE & TOUCHE LLP

Tempe, Arizona
February 15, 2023

We have served as the Company's auditor since 2004.

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	At December 31,
	2022	2021
	(In thousands, except share data)
Assets
Cash and cash equivalents	$861,561	$618,335
Other receivables	215,019	147,548
Real estate	4,358,263	3,734,408
Real estate not owned	—	8,011
Deposits on real estate under option or contract	76,729	90,679
Investments in unconsolidated entities	11,753	5,764
Property and equipment, net	38,635	37,340
Deferred tax assets, net	45,452	40,672
Prepaids, other assets and goodwill	164,689	124,776
Total assets	$5,772,101	$4,807,533
Liabilities
Accounts payable	$273,267	$216,009
Accrued liabilities	360,615	337,277
Home sale deposits	37,961	42,610
Liabilities related to real estate not owned	—	7,210
Loans payable and other borrowings	7,057	17,552
Senior notes, net	1,143,590	1,142,486
Total liabilities	1,822,490	1,763,144
Stockholders’ Equity
Preferred stock, par value $0.01. Authorized 10,000,000 shares; none issued and outstanding at December 31, 2022 and 2021	—	—
Common stock, par value $0.01. Authorized 125,000,000 shares; 36,571,393 and 37,340,855 shares issued and outstanding at December 31, 2022 and 2021, respectively	366	373
Additional paid-in capital	327,878	414,841
Retained earnings	3,621,367	2,629,175
Total stockholders’ equity	3,949,611	3,044,389
Total liabilities and stockholders’ equity	$5,772,101	$4,807,533
See accompanying notes to consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

	Years Ended December 31,
	2022	2021	2020
	(In thousands, except per share data)
Homebuilding:
Home closing revenue	$6,207,498	$5,094,873	$4,464,389
Land closing revenue	61,229	25,237	17,731
Total closing revenue	6,268,727	5,120,110	4,482,120
Cost of home closings	(4,434,480)	(3,676,496)	(3,483,981)
Cost of land closings	(49,646)	(26,320)	(38,525)
Total cost of closings	(4,484,126)	(3,702,816)	(3,522,506)
Home closing gross profit	1,773,018	1,418,377	980,408
Land closing gross profit/(loss)	11,583	(1,083)	(20,794)
Total closing gross profit	1,784,601	1,417,294	959,614
Financial Services:
Revenue	23,476	21,207	19,097
Expense	(11,133)	(9,182)	(7,797)
Earnings from financial services unconsolidated entities and other, net	5,951	6,009	5,088
Financial services profit	18,294	18,034	16,388
Commissions and other sales costs	(323,266)	(285,403)	(287,901)
General and administrative expenses	(192,984)	(181,449)	(159,020)
Interest expense	(41)	(318)	(2,177)
Other income, net	2,714	4,864	6,662
Loss on early extinguishment of debt	—	(18,188)	—
Earnings before income taxes	1,289,318	954,834	533,566
Provision for income taxes	(297,126)	(217,390)	(110,091)
Net earnings	$992,192	$737,444	$423,475
Earnings per common share:
Basic	$27.04	$19.61	$11.23
Diluted	$26.74	$19.29	$11.00
Weighted average number of shares:
Basic	36,694	37,610	37,718
Diluted	37,101	38,233	38,484
See accompanying notes to consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Years Ended December 31, 2022, 2021 and 2020
	(In thousands)
	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance at January 1, 2020	38,199	$382	$505,352	$1,468,256	$1,973,990
Net earnings	—	—	—	423,475	423,475
Issuance of stock	413	4	(4)	—	—
Equity award compensation expense	—	—	19,995	—	19,995
Share repurchases	(1,100)	(11)	(69,581)	—	(69,592)
Balance at December 31, 2020	37,512	375	455,762	1,891,731	2,347,868
Net earnings	—	—	—	737,444	737,444
Issuance of stock	468	4	(4)	—	—
Equity award compensation expense	—	—	20,069	—	20,069
Share repurchases	(639)	(6)	(60,986)	—	(60,992)
Balance at December 31, 2021	37,341	373	414,841	2,629,175	3,044,389
Net earnings	—	—	—	992,192	992,192
Issuance of stock	396	4	(4)	—	—
Equity award compensation expense	—	—	22,333	—	22,333
Share repurchases	(1,166)	(11)	(109,292)	—	(109,303)
Balance at December 31, 2022	36,571	$366	$327,878	$3,621,367	$3,949,611

See accompanying notes to consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2022	2021	2020
	(In thousands)
Cash flows from operating activities:
Net earnings	$992,192	$737,444	$423,475
Adjustments to reconcile net earnings to net cash provided by/(used in) operating activities:
Depreciation and amortization	24,748	26,245	31,052
Stock-based compensation	22,333	20,069	19,995
Loss on early extinguishment of debt	—	18,188	—
Equity in earnings from unconsolidated entities	(6,093)	(4,657)	(4,496)
Distributions of earnings from unconsolidated entities	5,900	4,951	3,594
Other	10,863	(2,911)	14,406
Changes in assets and liabilities:
Increase in real estate	(624,522)	(948,055)	(40,089)
Decrease/(increase) in deposits on real estate under option or contract	10,463	(31,946)	(9,477)
(Increase)/decrease in receivables, prepaids and other assets	(102,950)	(65,114)	2,130
Increase in accounts payable and accrued liabilities	76,985	76,158	88,942
(Decrease)/increase in home sale deposits	(4,649)	17,536	828
Net cash provided by/(used in) operating activities	405,270	(152,092)	530,360
Cash flows from investing activities:
Investments in unconsolidated entities	(5,796)	(1,708)	(5)
Distributions of capital from unconsolidated entities	—	—	1,000
Purchases of property and equipment	(26,971)	(25,664)	(19,932)
Proceeds from sales of property and equipment	481	551	703
Maturities/sales of investments and securities	1,032	2,795	2,489
Payments to purchase investments and securities	(1,032)	(2,795)	(2,489)
Net cash used in investing activities	(32,286)	(26,821)	(18,234)
Cash flows from financing activities:
Repayment of loans payable and other borrowings	(20,455)	(13,589)	(16,379)
Repayment of senior notes	—	(317,690)	—
Proceeds from issuance of senior notes	—	450,000	—
Payment of debt issuance costs	—	(6,102)	—
Repurchase of shares	(109,303)	(60,992)	(69,592)
Net cash (used in)/provided by financing activities	(129,758)	51,627	(85,971)
Net increase/(decrease) in cash and cash equivalents	243,226	(127,286)	426,155
Cash and cash equivalents, beginning of year	618,335	745,621	319,466
Cash and cash equivalents, end of year	$861,561	$618,335	$745,621
See Supplemental Disclosure of Cash Flow Information in Note 13.
See accompanying notes to consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020

NOTE 1 — BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization. Meritage Homes Corporation ("Meritage Homes") is a leading designer and builder of single-family attached and detached homes. We primarily build in historically high-growth regions of the United States and offer a variety of entry-level and first move-up homes. We have homebuilding operations in three regions: West, Central and East, which are comprised of ten states: Arizona, California, Colorado, Texas, Florida, Georgia, North Carolina, South Carolina, Tennessee, and Utah. These three regions are our principal homebuilding reporting segments. We also operate a financial services reporting segment. In this segment, we offer title and escrow, mortgage, and insurance services. Carefree Title Agency, Inc. ("Carefree Title"), our wholly-owned title company, provides title insurance and closing/settlement services to our homebuyers. Managing our own title operations allows us greater control over the entire escrow and closing cycles in addition to generating additional revenue. Meritage Homes Insurance Agency (“Meritage Insurance”), our wholly-owned insurance broker, works in collaboration with insurance companies nationwide to offer homeowners insurance and other insurance products to our homebuyers. Our financial services operations also provides mortgage services to our homebuyers through an unconsolidated joint venture.
We commenced our homebuilding operations in 1985 through our predecessor company, Monterey Homes. Meritage Homes Corporation was incorporated in the state of Maryland in 1988 under the name of Homeplex Mortgage Investments Corporation and merged with Monterey Homes in 1996, at which time our name was changed to Monterey Homes Corporation and later ultimately to Meritage Homes Corporation. Since that time, we have engaged in homebuilding and related activities. Meritage Homes Corporation operates as a holding company and has no independent assets or operations. Its homebuilding construction, development and sales activities are conducted through its subsidiaries. Our homebuilding activities are conducted under the name of Meritage Homes in each of our homebuilding markets. At December 31, 2022, we were actively selling homes in 271 communities, with base prices ranging from approximately $250,000 to $1,400,000.
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
Cash and Cash Equivalents. Liquid investments with an initial maturity of three months or less are classified as cash equivalents. Amounts in transit from title companies or closing agents for home closings of approximately $161.5 million and $95.4 million are included in Cash and cash equivalents at December 31, 2022 and 2021, respectively.

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

Typically, a community's life cycle ranges from three to five years, commencing with the acquisition of the land, continuing through the land development phase, if applicable, and concluding with the construction, sale and closing of the homes. Actual community lives will vary based on the size of the community, the sales orders absorption rates and whether the land purchased was raw, partially-developed or in finished status. Master-planned communities encompassing several phases and super-block land parcels may have significantly longer lives and projects involving smaller finished lot purchases may be significantly shorter.

All of our land inventory and related real estate assets are periodically reviewed for recoverability when certain criteria are met, but at least annually, as our inventory is considered “long-lived” in accordance with GAAP. Community-level reviews are performed quarterly to determine if indicators of potential impairment exist. If indicators of potential impairment exist and the undiscounted cash flows expected to be generated by an asset are lower than its carrying amount, impairment charges are recorded to write down the asset to its estimated fair value. The impairment of a community is allocated to each remaining lot in the community on a straight-line basis and is recognized in Cost of home closings in the period in which the impairment is determined. Our determination of fair value is based on projections and estimates. Changes in these expectations may lead to a change in the outcome of our impairment analysis, and actual results may also differ from our assumptions. See Note 2 for additional information related to real estate and impairments.

Deposits. Deposits paid related to land option and purchase contracts are recorded and classified as Deposits on real estate under option or contract until the related land is purchased. Deposits are reclassified as a component of Real estate at the time the deposit is used to offset the acquisition price of the land based on the terms of the underlying agreements. To the extent they are non-refundable, deposits are expensed to Cost of home closings if the land acquisition is terminated or no longer considered probable. Since our acquisition contracts typically do not require specific performance, we do not consider such contracts to be contractual obligations to purchase the land and our total exposure under such contracts is limited to the loss of any non-refundable deposits and any ancillary capitalized costs. Our Deposits on real estate under option or contract were $76.7 million and $90.7 million as of December 31, 2022 and December 31, 2021, respectively.

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

Property and Equipment, net. Property and equipment, net consists of computer and office equipment, model home furnishings and capitalized sales office costs. Depreciation is generally calculated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Depreciation expense was $23.0 million, $15.3 million, and $18.9 million for the years ended December 31, 2022, 2021 and 2020, respectively. Maintenance and repair costs are expensed as incurred. At December 31, 2022 and 2021, property and equipment, net consisted of the following (in thousands):

	At December 31,
	2022	2021
Computer and office equipment	$66,027	$62,806
Model home furnishings and capitalized sales office costs	57,229	61,112
Gross property and equipment	123,256	123,918
Accumulated depreciation	(84,621)	(86,578)
Total	$38,635	$37,340

Deferred Costs. At December 31, 2022 and 2021, deferred costs representing debt issuance costs related to our revolving credit facility of approximately $3.8 million and $3.6 million, net of accumulated amortization, are recorded on our consolidated balance sheets within Prepaids, other assets and goodwill. The costs are primarily amortized to interest expense using the straight line method which approximates the effective interest method. See Note 7 for additional information related to net debt issuance costs associated with our senior notes.
Investments in Unconsolidated Entities. We use the equity method of accounting for investments in unconsolidated entities over which we exercise significant influence but do not have a controlling interest. Under the equity method, our share of the unconsolidated entities’ pre-tax earnings or loss is included in Other (expense)/income net, or Earnings from financial services unconsolidated entities and other, net, in our consolidated income statements. We use the cost method of accounting for investments in unconsolidated entities over which we do not have significant influence, if any. We track cumulative earnings and distributions from each of our ventures. For cash flow classification, to the extent distributions do not exceed cumulative earnings, we designate such distributions as return on capital. Distributions in excess of cumulative earnings are treated as return of capital. We evaluate our investments in unconsolidated entities for impairment when events that trigger an evaluation of recoverability present themselves. See Note 5 for additional information related to investments in unconsolidated entities.

Accrued Liabilities. Accrued liabilities at December 31, 2022 and 2021 consisted of the following (in thousands):

	At December 31,
	2022	2021
Accruals related to real estate development and construction activities	$139,447	$115,214
Payroll and other benefits	110,338	102,773
Accrued interest	7,026	5,556
Accrued taxes	25,182	37,297
Warranty reserves	35,575	26,264
Lease liabilities (1)	22,782	26,171
Other accruals	20,265	24,002
Total	$360,615	$337,277
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

Home sale contract assets consist of cash from home closings that are in transit from title companies, which are considered cash in transit and are classified as cash on our accompanying consolidated balance sheets. See "Cash and Cash Equivalents" in this Note 1 for further information. Contract liabilities include home sale deposit liabilities related to sold but unclosed homes, and are classified as Home sale deposits in our accompanying consolidated balance sheets. Substantially all of our home sales are scheduled to close and be recorded as revenue within one year from the date of receiving a customer deposit. Revenue expected to be recognized in any future year related to remaining performance obligations (if any) and contract liabilities expected to be recognized as revenue, excluding revenue pertaining to contracts that have an original expected duration of one year or less, are not material. Revenue from financial services includes estimated future insurance policy renewal commissions as our performance obligations are satisfied upon issuance of the initial policy with a third-party broker. The related contract assets for these estimated future renewal commissions are not material at December 31, 2022 and 2021. Our three sources of revenue are disaggregated by type in the accompanying consolidated income statements.
Cost of Home Closings. Cost of home closings includes direct home construction costs, closing costs, land acquisition and development costs, development period interest and common costs, and impairments, if any. Direct construction costs are accumulated during the period of construction and charged to Cost of home closings under specific identification methods, as are closing costs. Land development, acquisition and common costs are allocated to each lot based on the number of lots remaining to close. Estimates of costs incurred or to be incurred but not paid are accrued and expensed at the time of closing.
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
Advertising Costs. We expense advertising costs as they are incurred. Advertising expense was approximately $12.1 million, $8.2 million and $10.5 million in fiscal 2022, 2021 and 2020, respectively.
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
Stock-Based Compensation. We account for stock-based compensation in accordance with ASC 718-10, Compensation—Stock Compensation ("ASC 718"). As allowed by ASC 718, we have elected to estimate forfeitures in calculating the expense related to stock-based compensation. Awards with either a graded or cliff vesting are expensed on a straight-line basis over the life of the award. See Note 11 for additional information on stock-based compensation.

401(k) Retirement Plan. We have a 401(k) plan for all full-time Meritage employees. We match portions of employees’ voluntary contributions, and contributed to the plan approximately $6.0 million, $5.3 million and $4.7 million for the years ended 2022, 2021 and 2020, respectively.

Off-Balance Sheet Arrangements - Joint Ventures. We may participate in land development joint ventures as a means of accessing larger parcels of land, expanding our market opportunities, managing our risk profile, optimizing deal structure for the impacted parties and leveraging our capital, although our participation in such ventures is currently limited. See Note 5 for additional discussion of our investments in unconsolidated entities.
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
The table below outlines our surety bond and letter of credit obligations (in thousands):

	At December 31,
	2022		2021
	Outstanding	Estimated work remaining to complete (unaudited)	Outstanding	Estimated work remaining to complete (unaudited)
Sureties:
Sureties related to owned projects and lots under contract	926,928	616,028	620,297	352,152
Total Sureties	$926,928	$616,028	$620,297	$352,152
Letters of Credit (“LOCs”):
LOCs for land development	49,442	N/A	57,396	N/A
LOCs for general corporate operations	5,000	N/A	5,000	N/A
Total LOCs	$54,442	N/A	$62,396	N/A

Warranty Reserves. We provide home purchasers with limited warranties against certain building defects and we have certain obligations related to those post-construction warranties for closed homes. The specific terms and conditions of these limited warranties vary by state, but overall the nature of the warranties include a complete workmanship and materials warranty for the first year after the close of the home, a major mechanical warranty for two years after the close of the home and a structural warranty that typically extends up to 10 years after the close of the home. With the assistance of an actuary, we have estimated these reserves for the structural warranty based on the number of homes still under warranty and historical data and trends for our communities. We may use industry data with respect to similar product types and geographic areas in markets where our experience is incomplete to draw a meaningful conclusion. We regularly review our warranty reserves and adjust them, as necessary, to reflect changes in trends as information becomes available. Based on such reviews of warranty costs incurred, we recorded an adjustment to our reserve balance of $10.9 million in the twelve months ended December 31, 2022, primarily related to specific case reserves, as discussed in Note 16. No adjustment was recorded to the warranty reserve balance during the twelve months ended December 31, 2021.
A summary of changes in our warranty reserves follows (in thousands):

	Years Ended December 31,
	2022		2021
Balance, beginning of year	$26,264		$23,743
Additions to reserve from new home deliveries	22,198		17,883
Warranty claims	(23,803)	(1)	(15,362)
Adjustments to pre-existing reserves	10,916		—
Balance, end of year	$35,575		$26,264
(1)    Net of recoveries in 2022 for costs incurred over several prior years on a foundation design and performance matter that affected a single community in Texas.

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

NOTE 2 — REAL ESTATE AND CAPITALIZED INTEREST
Real estate consists of the following (in thousands):

	At December 31,
	2022	2021
Homes under contract under construction (1)	$822,428	$1,039,822
Unsold homes, completed and under construction (1)	1,155,543	484,999
Model homes (1)	97,198	81,049
Finished home sites and home sites under development (2) (3)	2,283,094	2,128,538
	$4,358,263	$3,734,408

(1)Includes the allocated land and land development costs associated with each lot for these homes.
(2)Includes raw land, land held for development and land held for sale, less impairments, if any. We do not capitalize interest for inactive assets, and all ongoing costs of land ownership (i.e. property taxes, homeowner association dues, etc.) are expensed as incurred.
(3)Includes land held for sale of $66.8 million and $62.1 million as of December 31, 2022 and 2021, respectively.

As previously noted, in accordance with ASC 360-10, each of our land inventory and related real estate assets is reviewed for recoverability when certain criteria are met, but at least annually, as our inventory is considered “long-lived” in accordance with GAAP. ASC 360-10 requires impairment charges to be recorded if the asset is not deemed recoverable and the fair value of such assets is less than their carrying amounts. Our determination of fair value is based on projections and estimates. In communities where impairment indicators are present, we may also evaluate alternative product offerings or other strategies for the land, such as pausing development, selling, or holding the land for sale. We recorded impairment charges of approximately $0.2 million, $2.1 million and $24.9 million for the years ended December 31, 2022, 2021 and 2020, respectively, primarily as a result of dispositions of certain assets that no longer fit our strategy of entry-level and first move-up communities.
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

	Years Ended December 31,
	2022	2021	2020
Capitalized interest, beginning of year	$56,253	$58,940	$82,014
Interest incurred	60,599	62,836	66,289
Interest expensed	(41)	(318)	(2,177)
Interest amortized to cost of home and land closings	(56,642)	(65,205)	(87,186)
Capitalized interest, end of year (1)	$60,169	$56,253	$58,940

(1)Approximately $208,000, $208,000 and $217,000 of the capitalized interest is related to our joint venture investments and is a component of Investments in unconsolidated entities in our consolidated balance sheets as of December 31, 2022, 2021 and 2020, respectively.

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
Based on the provisions of the relevant accounting guidance, we have concluded that when we enter into an option or purchase agreement to acquire land or lots from an entity, a variable interest entity, or “VIE”, may be created. We evaluate all option and purchase agreements and amendments for land to determine whether they are a VIE. ASC 810, Consolidation, requires that for each VIE, we assess whether we are the primary beneficiary. Although we do not have legal title to the underlying land, if we are the primary beneficiary we are required to consolidate the VIE in our financial statements and reflect its assets and liabilities as Real estate not owned and Liabilities related to real estate not owned, respectively. The liabilities related to consolidated VIEs are generally excluded from our debt covenant calculations.
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
The table below presents a summary of our lots under option that are not recorded on the balance sheet at December 31, 2022 (dollars in thousands):

	Projected Number of Lots (unaudited)	Purchase Price (unaudited)	Option/ Earnest Money Deposits–Cash
Purchase and option contracts recorded on balance sheet as Real estate not owned	—	$—	$—
Option contracts — non-refundable deposits, committed (1)	9,188	528,836	53,550
Purchase contracts — non-refundable deposits, committed (1)	6,016	174,209	12,444
Purchase and option contracts —refundable deposits, committed	1,661	35,429	1,050
Total committed	16,865	738,474	67,044
Purchase and option contracts — refundable deposits, uncommitted (2)	19,474	675,347	9,685
Total lots under contract or option	36,339	$1,413,821	$76,729
Total purchase and option contracts not recorded on balance sheet (3)	36,339	$1,413,821	$76,729	(4)

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
(4)Amount is reflected in our consolidated balance sheets in the line item “Deposits on real estate under option or contract” as of December 31, 2022.

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
Our lease population at December 31, 2022 is comprised of operating leases where we are the lessee and these leases are primarily for office space for our corporate and division offices, in addition to leases of certain equipment. As allowed by ASC 842, we do not record leases with lease terms of twelve months or less on the consolidated balance sheets.
Lease cost included in our consolidated income statements in General and administrative expenses and Commissions and other sales costs is in the table below (in thousands). Our short-term lease costs and sublease income are de minimis.

	Years Ended December 31,
	2022	2021
Operating lease expense	$7,819	$7,613
Non-cash lease expense	$5,802	$6,342
Cash payments on lease liabilities	$9,162	$9,065
ROU assets obtained in exchange for new operating lease obligations	$4,878	$5,756
ROU assets are classified within Prepaids, other assets and goodwill on our consolidated balance sheets, while lease liabilities are classified within Accrued liabilities on our consolidated balance sheets. The following table contains additional information about our leases (dollars in thousands):

	At December 31,
	2022	2021
ROU assets	$19,129	$21,038
Lease liabilities	$22,782	$26,171
Weighted-average remaining lease term	4.5 years	4.1 years
Weighted-average discount rate (incremental borrowing rate)	4.44%	4.76%

Maturities of our operating lease liabilities as of December 31, 2022 are as follows (in thousands):

Year ended December 31,
2023	$8,129
2024	5,500
2025	4,223
2026	2,844
2027	1,471
Thereafter	2,940
Total payments	25,107
Less: imputed interest	(2,325)
Present value of lease liabilities	$22,782

NOTE 5 - INVESTMENTS IN UNCONSOLIDATED ENTITIES
We may enter into joint ventures as a means of accessing larger parcels of land, expanding our market opportunities, managing our risk profile, optimizing deal structure for the impacted parties and leveraging our capital. While purchasing land through a joint venture can be beneficial, currently we do not view joint ventures as critical to the success of our homebuilding operations. Our joint venture partners generally are other homebuilders, land sellers or other real estate investors. We generally do not have a controlling interest in these ventures, which means our joint venture partners could cause the venture to take actions we disagree with, or fail to take actions we believe should be undertaken, including the sale of the underlying property to repay debt or recoup all or part of the partners' investments. Based on the structure of these joint ventures, they may or may not be consolidated into our results. As of December 31, 2022, we had two active equity-method land joint ventures and one mortgage joint venture, which is engaged in mortgage activities and primarily provides services to our homebuyers.
Summarized condensed combined financial information related to unconsolidated joint ventures that are accounted for using the equity method was as follows (in thousands):

	At December 31,
	2022	2021
Assets:
Cash	$3,389	$7,983
Real estate	17,965	7,989
Other assets	11,653	3,903
Total assets	$33,007	$19,875
Liabilities and equity:
Accounts payable and other liabilities	$11,397	$7,899
Equity of:
Meritage (1)	10,356	4,752
Other	11,254	7,224
Total liabilities and equity	$33,007	$19,875

	Years Ended December 31,
	2022	2021	2020
Revenue	$46,264	$41,929	$39,823
Costs and expenses	(36,565)	(34,693)	(31,918)
Net earnings of unconsolidated entities	$9,699	$7,236	$7,905
Meritage’s share of pre-tax earnings (1) (2)	$6,140	$4,667	$4,559

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
(2)Our share of pre-tax earnings/(loss) from our mortgage joint venture is recorded in Earnings from financial services unconsolidated entities and other, net on the accompanying consolidated income statements. Our share of pre-tax earnings/(loss) from all other joint ventures is recorded in Other (expense)/income, net, on the accompanying consolidated income statements and excludes joint venture profit related to lots we purchased from the joint ventures, if any. Such profit is deferred until homes are delivered by us and title passes to a homebuyer.

Our total investment in all of these joint ventures is $11.8 million as of December 31, 2022. We believe these ventures are in compliance with their respective debt agreements, if applicable, and such debt is non-recourse to us.

NOTE 6 — LOANS PAYABLE AND OTHER BORROWINGS
Loans payable and other borrowings consist of the following (in thousands):

	At December 31,
	2022	2021
Other borrowings, secured real estate note payable (1)	$7,057	$17,552
$780.0 million unsecured revolving credit facility	—	—
Total	$7,057	$17,552
(1)Reflects balance of non-recourse notes payable in connection with land purchases.

The Company entered into an amended and restated unsecured revolving credit facility agreement ("Credit Facility") in 2014 that has been amended from time to time. In December 2021, the Credit Facility was amended to extend the maturity date to December 22, 2026 and replace LIBOR as the benchmark interest rate with the Secured Overnight Financing Rate ("SOFR") as described below. The Credit Facility's aggregate commitment is $780.0 million with an accordion feature permitting the size of the facility to increase to a maximum of $880.0 million, subject to certain conditions, including the availability of additional bank commitments. Borrowings under the Credit Facility bear interest at the Company's option, at either (1) term SOFR (based on 1, 3, or 6 month interest periods, as selected by the Company) plus a 10 basis point adjustment plus an applicable margin (ranging from 125 basis points to 175 basis points (the "applicable margin")) based on the Company's leverage ratio as determined in accordance with a pricing grid, (2) the higher of (i) the prime lending rate ("Prime"), (ii) an overnight bank rate plus 50 basis points and (iii) term SOFR (based on a 1 month interest period) plus a 10 basis point adjustment plus 1%, in each case plus a margin ranging from 25 basis points to 75 basis points based on the Company's leverage in accordance with a pricing grid, or (3) daily simple SOFR plus a 10 basis point adjustment plus the applicable margin. At December 31, 2022, the interest rate on outstanding borrowings under the Credit Facility would have been 5.71% per annum, calculated in accordance with option (1) discussed previously and using the 1 month term SOFR. We are obligated to pay a fee on the undrawn portion of the Credit Facility at a rate equal to the applicable margin then in effect.

The Credit Facility also contains certain financial covenants, including (a) a minimum tangible net worth requirement of $1.9 billion (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings), and (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 60%. In addition, we are required to maintain either (i) an interest coverage ratio (EBITDA to interest expense, as defined therein) of at least 1.50 to 1.00 or (ii) liquidity (as defined therein) of an amount not less than our consolidated interest incurred during the trailing 12 months. We were in compliance with all Credit Facility covenants as of December 31, 2022.

We had no outstanding borrowings under the Credit Facility as of December 31, 2022 and December 31, 2021. During the twelve months ended December 31, 2022, we had $40.0 million gross borrowings and repayments. During the twelve months ended December 31, 2021 we had no borrowings and repayments, and during the twelve months ended December 31, 2020 we had $500.0 million of gross borrowings and repayments. As of December 31, 2022 we had outstanding letters of credit issued under the Credit Facility totaling $54.4 million, leaving $725.6 million available under the Credit Facility to be drawn.

NOTE 7 — SENIOR NOTES, NET
Senior notes, net consist of the following (in thousands):

	At December 31,
	2022	2021
6.00% senior notes due 2025. At December 31, 2022 and 2021 there was approximately $1,977 and $2,795 in net unamortized premium, respectively. (1)	401,977	402,795
5.125% senior notes due 2027	300,000	300,000
3.875% senior notes due 2029	450,000	450,000
Net debt issuance costs	(8,387)	(10,309)
Total	$1,143,590	$1,142,486

(1)$200.0 million of the total $400.0 million of 6.00% Senior Notes due 2025 outstanding at December 31, 2022 was issued at par and had no unamortized premium.
The indentures for all of our senior notes contain non-financial covenants including, among others, limitations on the amount of secured debt we may incur, and limitations on sale and leaseback transactions and mergers. We were in compliance with all such covenants as of December 31, 2022.
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
In April 2012, we completed an offering of $300.0 million aggregate principal amount of 7.00% Senior Notes due 2022 (the "2022 Notes"). In April 2021, we completed an offering of $450.0 million aggregate principal amount of 3.875% Senior Notes due 2029 (the "2029 Notes"). We used a portion of the net proceeds from this offering to redeem all $300.0 million aggregate principal outstanding of the 2022 Notes, incurring $18.2 million in early debt extinguishment during the year ended December 31, 2021, reflected as Loss on early extinguishment of debt in the accompanying consolidated income statements.
In June 2015, we completed an offering of $200.0 million aggregate principal amount of 6.00% Senior Notes due 2025 (the "2025 Notes"). The 2025 Notes were issued at par, and the proceeds were used for general corporate obligations and future land spend. In March 2018, the Company completed an offering of $200.0 million aggregate principal amount of additional 2025 Notes (the "Additional Notes"). The Additional Notes were issued as an add-on to the existing 2025 Notes that were issued in June 2015 which resulted in a combined $400.0 million aggregate principal amount of 6.00% Senior Notes due 2025 outstanding as of December 31, 2022. The Additional Notes were issued at a premium of 103% of the principal amount.
In June 2017, we completed an offering of $300.0 million aggregate principal amount of 5.125% Senior Notes due 2027 (the "2027 Notes"). The 2027 notes were issued at par. Using the proceeds from the 2027 Notes offering, we retired all $126.5 million of our then outstanding convertible senior notes through a repurchase of $51.9 million in privately negotiated transactions and a redemption of the remaining $74.6 million through a combination of holder redemptions and an exercise of our call option at a redemption price equal to 100% of the principal amount of the notes redeemed, plus accrued and unpaid interest.

Scheduled principal maturities of our senior notes as of December 31, 2022 follow (in thousands):

Year Ended December 31,
2023	—
2024	—
2025	400,000
2026	—
2027	300,000
Thereafter	450,000
Total	$1,150,000

NOTE 8 — FAIR VALUE DISCLOSURES
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
Financial Instruments: The fair value of our fixed-rate debt is derived from quoted market prices by independent dealers (Level 2 inputs as per the discussion above) and is as follows (in thousands):

	At December 31,
	2022		2021
	Aggregate Principal	Estimated Fair Value	Aggregate Principal	Estimated Fair Value
6.00% senior notes	$400,000	$397,520	$400,000	$446,520
5.125% senior notes	$300,000	$283,500	$300,000	$329,640
3.875% senior notes	$450,000	$380,610	$450,000	$472,500
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

NOTE 9 — EARNINGS PER SHARE
Basic and diluted earnings per common share were calculated as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2022	2021	2020
Basic weighted average number of shares outstanding	36,694	37,610	37,718
Effect of dilutive securities:
Unvested restricted stock	407	623	766
Diluted average shares outstanding	37,101	38,233	38,484
Net earnings	$992,192	$737,444	$423,475
Basic earnings per share	$27.04	$19.61	$11.23
Diluted earnings per share	$26.74	$19.29	$11.00

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
A summary of the carrying amount of goodwill follows (in thousands):

	West	Central	East	Financial Services	Corporate	Total
Balance at January 1, 2021	$—	$—	$32,962	$—	$—	$32,962
Additions	—	—	—	—	—	—
Balance at December 31, 2021	—	—	32,962	—	—	32,962
Additions	—	—	—	—	—	—
Balance at December 31, 2022	$—	$—	$32,962	$—	$—	$32,962

NOTE 11 — STOCK BASED AND DEFERRED COMPENSATION
We have a stock compensation plan, the Meritage Homes Corporation 2018 Stock Incentive Plan (the “2018 Plan"), that was approved by our Board of Directors and our stockholders and adopted in May 2018. The 2018 Plan is administered by our
Board of Directors and allows for the grant of stock appreciation rights, restricted stock awards, restricted stock units, performance share awards and performance-based awards in addition to non-qualified and incentive stock options. All available shares from expired, terminated, or forfeited awards that remained under prior plans were merged into and became available for grant under the 2018 Plan. The 2018 Plan authorizes awards to officers, key employees, non-employee directors and consultants. The 2018 Plan authorizes 6,600,000 shares of stock to be awarded, of which 731,405 shares remain available for grant at December 31, 2022. We believe that such awards provide a means of performance-based compensation to attract and retain qualified employees and better align the interests of our employees with those of our stockholders. Non-vested stock awards are usually granted with a five-year ratable vesting period for employees, a three-year cliff vesting for both restricted stock and performance-based awards granted to senior executive officers and either a three-year cliff vesting or one-year vesting for non-employee directors, dependent on their start date.

Summary of Nonvested (Restricted) Shares and Units Activity:

We grant time-based and performance-based restricted shares or units. Performance-based restricted shares and units are only granted to executive officers. All performance share awards only vest upon the attainment of certain financial and operational criteria as established and approved by our Board of Directors. The number of shares that may be issued to the award recipients may be greater or lesser than the target award amount depending on actual performance achieved as compared to the performance targets set forth in the awards.

	Nonvested Restricted Share Activity (time-based)	Weighted Average Grant Date Fair Value	Nonvested Restricted Share Activity (performance- based)	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2020	834,620	$41.25	405,909	$40.20
Granted (1)	225,593	72.51	80,193	61.06
Vested (Earned/Released) (1)	(234,842)	38.80	(178,174)	34.10
Forfeited (2)	(34,754)	46.31	—	—
Outstanding as of December 31, 2020	790,617	50.67	307,928	49.16
Granted (3)	226,936	85.19	86,384	65.91
Vested (Earned/Released) (3)	(264,513)	46.09	(203,561)	44.92
Forfeited (2)	(60,511)	60.96	—	—
Outstanding at December 31, 2021	692,529	62.94	190,751	61.68
Granted (4)	278,340	94.12	80,472	59.67
Vested (Earned/Released) (4)	(270,022)	49.42	(126,556)	43.28
Forfeited (2)	(41,745)	80.71	—	—
Outstanding at December 31, 2022	659,102	$80.52	144,667	$71.33

(1)Performance-based shares granted and earned/released for the year ended December 31, 2020 includes 24,054 shares that were issued as a result of the performance achievement exceeding the performance targets related to grants to our executive officers for the year ended December 31, 2017. These shares vested in February 2020.
(2)Forfeitures on time-based nonvested shares are a result of terminations of employment, while forfeitures on performance-based nonvested shares are the result of failing to attain certain goals as outlined in our executive officers' compensation agreements.
(3)Performance-based shares granted and earned/released for the year ended December 31, 2021 includes 37,425 shares that were issued as a result of the performance achievement exceeding the performance targets related to grants to our executive officers for the year ended December 31, 2018. These shares vested in March 2021. Performance-based shares granted for the year ended December 31, 2021 also includes 1,670 shares and 696 shares that were issued to our former General Counsel, who retired on December 15, 2021, as a result of the performance achievement exceeding the performance targets related to grants to our executive officers for the years ended December 31, 2019 and 2018, respectively. These shares vested in December 2021 in accordance with his employment agreement.
(4)Performance-based shares granted and earned/released for the year ended December 31, 2022 includes 37,146 shares that were issued as a result of the performance achievement exceeding the performance targets related to grants to our executive officers for the year ended December 31, 2019. These shares vested in March 2022.

Compensation cost related to time-based restricted stock awards is measured as of the closing price on the date of grant and is expensed, less forfeitures, on a straight-line basis over the vesting period of the award. Compensation cost related to performance-based restricted stock awards is also measured as of the closing price on the date of grant but is expensed in accordance with ASC 718-10-25-20, Compensation - Stock Compensation ("ASC 718"), which requires an assessment of probability of attainment of the performance target. As our performance targets are dependent on performance over a specified measurement period, once we determine that the performance target outcome is probable, the cumulative expense is recorded immediately with the remaining expense recorded on a straight-line basis through the end of the award vesting period. A portion of the performance-based restricted stock awards granted to our executive officers contain market conditions as defined by ASC 718. ASC 718 requires that compensation expense for stock awards with market conditions be expensed based on a derived grant date fair value and expensed over the service period. We engage a third party to perform a valuation analysis on the awards containing market conditions and our associated expense with those awards is based on the derived fair value from that analysis and is expensed straight-line over the service period of the awards. Below is a summary of stock-based compensation expense and stock award activity (in thousands):

	Years Ended December 31,
	2022	2021	2020
Stock-based compensation expense	$22,333	$20,069	$19,995

The following table includes additional information regarding our stock compensation plan (dollars in thousands):

	At December 31,
	2022	2021
Unrecognized stock-based compensation cost	$29,187	$25,007
Weighted average years expense recognition period	1.98	1.97
Total equity awards outstanding (1)	803,769	883,280
(1) Includes unvested restricted stock awards, restricted stock units and performance-based awards (assuming 100%/target payout).
We also offer a non-qualified deferred compensation plan ("deferred compensation plan") to highly compensated employees in order to allow them additional pre-tax income deferrals above and beyond the limits that qualified plans, such as 401(k) plans, impose on highly compensated employees. We do not currently offer a contribution match on the deferred compensation plan. All contributions to the plan to date have been funded by the employees and, therefore, we have no associated expense related to the deferred compensation plan for the years ended December 31, 2022, 2021 and 2020, other than minor administrative costs.

NOTE 12 — INCOME TAXES
Components of the income tax provision are as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Current taxes:
Federal	$246,077	$180,469	$99,174
State	54,576	39,930	21,012
	300,653	220,399	120,186
Deferred taxes:
Federal	(4,573)	(4,033)	(9,725)
State	1,046	1,024	(370)
	(3,527)	(3,009)	(10,095)
Total	$297,126	$217,390	$110,091

Income taxes for the years ended December 31, 2022, 2021 and 2020, differ from the expected amounts computed using the federal statutory income tax rate of 21% as a result of the following (in thousands):

	Years Ended December 31,
	2022	2021	2020
Expected taxes at current federal statutory income tax rate	$270,757	$200,515	$112,049
State income taxes, net of federal tax benefit	43,941	31,967	16,307
Federal tax credits	(19,676)	(20,872)	(16,523)
Non-deductible costs and other	2,104	5,780	(1,742)
Income tax expense	$297,126	$217,390	$110,091

The effective tax rate was 23.0%, 22.8%, and 20.6% for 2022, 2021 and 2020, respectively. The rate in all three years reflect a benefit from Internal Revenue Code ("IRC") §45L energy efficient homes credits.

Deferred tax assets and liabilities are netted on our balance sheet by tax jurisdiction. Net overall deferred tax assets for all jurisdictions are grouped and included as a separate asset. Net overall deferred tax liabilities for all jurisdictions are grouped and included in Accrued liabilities. At December 31, 2022, we have a net deferred tax asset of $45.5 million. We also have net deferred tax liabilities of $7.4 million. Deferred tax assets and liabilities are comprised of timing differences (in thousands) as follows:

	At December 31,
	2022	2021
Deferred tax assets:
Real estate	$24,199	$25,960
Warranty reserve	8,489	6,273
Wages payable	8,240	5,834
Equity-based compensation	6,597	5,465
Accrued expenses	114	199
Other	8,650	7,836
Total deferred tax assets	56,289	51,567

Deferred tax liabilities:
Goodwill	2,473	1,611
Prepaids	1,282	2,498
Fixed assets	7,082	6,786
Total deferred tax liabilities	10,837	10,895

Deferred tax assets, net	45,452	40,672
Other deferred tax liabilities - state franchise taxes	7,351	6,099

Net deferred tax assets and liabilities	$38,101	$34,573

At December 31, 2022 and December 31, 2021, we have no unrecognized tax benefits. We believe our current income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change. Our policy is to accrue interest and penalties on unrecognized tax benefits and include them in the provision for income taxes.
We determine our deferred tax assets and liabilities in accordance with ASC 740, Income Taxes ("ASC 740"). We evaluate our deferred tax assets, including the benefit from net operating losses ("NOLs"), by jurisdiction to determine if a valuation allowance is required. Companies must assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. This assessment considers, among other matters, the nature, frequency and severity of cumulative losses, forecasts of future profitability, the length of statutory carry forward periods, experiences with operating losses and experiences of utilizing tax credit carry forwards and tax planning alternatives. We have no valuation allowance on our deferred tax assets and no NOL carryovers at December 31, 2022.
The Taxpayer Certainty and Disaster Relief Act of 2020 extended IRC §45L energy efficient homes credit (the "energy tax credit") through the end of 2021. On August 16, 2022, the Inflation Reduction Act of 2022 ("the IRA") retroactively extended the energy tax credit to homes delivered from January 1, 2022 through December 31, 2032. Under ASC 740, the effects of the new legislation are recognized in the period that includes the date of enactment, regardless of the retroactive benefit. In accordance with this guidance, we recorded a tax benefit of $18.9 million during the year ended December 31, 2022, based on our estimate for qualifying new energy efficient homes that we closed in the year. The estimated tax effected benefit is reflected in our effective tax rate reconciliation as the benefit from federal tax credits.

The IRA also modifies the energy standards required to qualify for the tax credit and increases the per-home credit amount starting in 2023, creates a 15% corporate alternative minimum tax on certain profits and creates a 1% excise tax on stock repurchases. These provisions will be effective for us on January 1, 2023, and we do not expect them to have a material impact on our consolidated financial statements.
Our future deferred tax asset realization depends on sufficient taxable income in the carryforward periods under existing tax laws. Federal NOL carryforwards may be used to offset future taxable income indefinitely. State NOL carryforwards may be used to offset future taxable income for a period ranging from 5 to 20 years, depending on the state jurisdiction. At December 31, 2022, we had no remaining un-utilized federal NOL carryforward, federal tax credits, or state NOL carryforwards.
At December 31, 2022, we have no current income taxes receivable and current income taxes payable of $12.1 million, which consists of current federal and state tax accruals, net of current energy tax credits and estimated tax payments. This amount is recorded in Accrued liabilities on the accompanying consolidated balance sheets at December 31, 2022.

We conduct business and are subject to tax in the U.S. both federally and in several states. With few exceptions, we are no longer subject to U.S. federal, state, or local income tax examinations by taxing authorities for years prior to 2018. We have no federal or state income tax examinations being conducted at this time.
The future tax benefits from NOLs, built-in losses, and tax credits would be materially reduced or potentially eliminated if we experience an “ownership change” as defined under IRC §382. Based on our analysis performed as of December 31, 2022, we do not believe that we have experienced an ownership change. As a protective measure, our stockholders held a Special Meeting of Stockholders on February 16, 2009 and approved an amendment to our Articles of Incorporation that restricts certain transfers of our common stock. The amendment is intended to help us avoid an unintended ownership change and thereby preserve the value of any tax benefit for future utilization.

NOTE 13 — SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
The following table presents certain supplemental cash flow information (in thousands):

	Years Ended December 31,
	2022	2021	2020
Cash paid during the year for:
Interest, net of interest capitalized	$(2,279)	$(249)	$355
Income taxes paid	$311,725	$221,103	$84,739
Non-cash operating activities:
Real estate not owned (decrease)/increase	$(8,011)	$8,011	$—
Real estate acquired through notes payable	$9,960	$8,047	$16,597

NOTE 14 — RELATED PARTY TRANSACTIONS
From time to time, in the normal course of business, we have transacted with related or affiliated companies and with certain of our officers and directors. We believe that the terms and fees negotiated for all transactions listed below are no less favorable than those that could be negotiated in arm’s length transactions.
We charter aircraft services from companies that use the private plane of Steven Hilton, our Executive Chairman and former CEO, although Mr. Hilton does not have an ownership interest in the charter companies. Payments made to these charter companies were approximately $383,000, $535,000 and $408,000 for the years ended December 31, 2022, 2021 and 2020, respectively.

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
The following segment information is in thousands:

	Years Ended December 31,
	2022	2021	2020
Homebuilding revenue (1):
West	$2,250,083	$1,935,845	$1,800,223
Central	1,846,153	1,504,481	1,282,339
East	2,172,491	1,679,784	1,399,558
Consolidated total	6,268,727	5,120,110	4,482,120
Homebuilding segment operating income:
West	466,916	379,093	213,918
Central	376,734	319,435	185,202
East	465,059	302,487	157,971
Total homebuilding segment operating income	1,308,709	1,001,015	557,091
Financial services segment profit	18,294	18,034	16,388
Corporate and unallocated costs (2)	(40,358)	(50,573)	(44,398)
Interest expense	(41)	(318)	(2,177)
Other income, net	2,714	4,864	6,662
Loss on early extinguishment of debt	—	(18,188)	—
Net earnings before income taxes	$1,289,318	$954,834	$533,566
(1)Homebuilding revenue includes the following land closing revenue, by segment:

	Years Ended December 31,
Land closing revenue:	2022	2021	2020
West	$47,974	$21,426	$4,974
Central	10,655	3,799	8,678
East	2,600	12	4,079
Total	$61,229	$25,237	$17,731

(2)Balance consists primarily of corporate costs and numerous shared service functions such as finance and treasury that are not allocated to the homebuilding or financial services reporting segments.

	At December 31, 2022
	West		Central		East		Financial Services	Corporate and Unallocated		Total
Deposits on real estate under option or contract	$21,599		$8,992		$46,138		$—	$—		$76,729
Real estate	1,775,879		1,298,455		1,283,929		—	—		4,358,263
Investments in unconsolidated entities	110		2,866		7,503		—	1,274		11,753
Other assets	99,267	(1)	241,470	(2)	132,181	(3)	1,536	850,902	(4)	1,325,356
Total assets	$1,896,855		$1,551,783		$1,469,751		$1,536	$852,176		$5,772,101

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

NOTE 16 — COMMITMENTS AND CONTINGENCIES
We are involved in various routine legal and regulatory proceedings, including, without limitation, claims and litigation alleging construction defects. In general, the proceedings are incidental to our business, and most exposure is subject to and should be covered by warranty and indemnity obligations of our consultants and subcontractors. Additionally, some such claims are also covered by insurance. With respect to the majority of pending litigation matters, our ultimate legal and financial responsibility, if any, cannot be estimated with certainty and, in most cases, any potential losses related to these matters are not considered probable. Historically, most disputes regarding warranty claims are resolved prior to litigation. We believe there are no pending legal or warranty matters as of December 31, 2022 that could have a material adverse impact upon our consolidated financial condition, results of operations or cash flows that have not been sufficiently reserved.
As discussed in Note 1 under the heading “Warranty Reserves”, we have case specific reserves within our $35.6 million of total warranty reserves related to alleged stucco defects in certain homes we constructed predominantly between 2006 and 2017 and HVAC condensation issues for homes constructed and delivered in 2021 and the first half of 2022. Our review and handling of these matters is ongoing and our estimate of and reserves for resolving them is based on internal data, our judgment and various assumptions and estimates. Due to the degree of judgment and the potential for variability in our underlying assumptions and data, as we obtain additional information, we may revise our estimate and thus our related reserves. As of December 31, 2022, after considering potential recoveries from the consultants and contractors involved and their insurers and the potential recovery under our general liability insurance policies, we believe our reserves are sufficient to cover the above mentioned matter. See Note 1 for information related to our warranty obligations.
See Note 4 for information related to our leases.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, we have developed and implemented disclosure controls and procedures. Our management, with the participation of our chief executive officer ("CEO") and chief financial officer ("CFO"), has reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as of December 31, 2022 (the “Evaluation Date”). Based on such evaluation, management has concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective at a reasonable assurance level in ensuring that information that is required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Also, projections of any internal control effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with internal control policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022. The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Deloitte & Touche LLP, an independent registered accounting firm, as stated in their attestation report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Meritage Homes Corporation:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Meritage Homes Corporation and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 15, 2023, expressed an unqualified opinion on those financial statements.

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

Tempe, Arizona
February 15, 2023

Item 9B. Other Information

None
Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

None
PART III

Item 10. Directors, Executive Officers and Corporate Governance
Except as set forth herein, information required in response to this item is incorporated by reference from the information contained in our 2023 Proxy Statement (which will be filed with the SEC no later than 120 days following the Company’s fiscal year end (the "2023 Proxy Statement")). The information required by Item 10 regarding our executive officers appears in Part I, Item 1 of this Annual Report as permitted by General Instruction G(3).

Item 11. Executive Compensation
Information required in response to this item is incorporated by reference to our 2023 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required in response to this item is incorporated by reference to our 2023 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required in response to this item is incorporated by reference to our 2023 Proxy Statement.

Item 14. Principal Accountant Fees and Services
Information required in response to this item is incorporated by reference to our 2023 Proxy Statement.

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

(b)Exhibits

Exhibit Number	Description	Page or Method of Filing
2.1	Agreement and Plan of Reorganization, dated as of September 13, 1996, by and among Homeplex, the Monterey Merging Companies and the Monterey Stockholders	Incorporated by reference to Appendix A of Form S-4 Registration Statement No. 333-15937

3.1	Restated Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3 of Form 8-K dated June 20, 2002

3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 10-Q for the quarter ended September 30, 1998

3.1.2	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated September 15, 2004

3.1.3	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Proxy Statement for the 2006 Annual Meeting of Stockholders

3.1.4	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix B of Proxy Statement for the 2008 Annual Meeting of Stockholders

3.1.5	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Definitive Proxy Statement filed with the SEC on January 9, 2009

3.2	Amended and Restated Bylaws of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated August 12, 2022

4.1	Form of Specimen of Common Stock Certificate	Incorporated by reference to Exhibit 4.1 of Form 10-K for the year ended December 31, 2007

4.2	Description of securities of Meritage Homes Corporation registered under Section 12 of the Exchange Act	Incorporated by reference to Exhibit 4.2 of Form 10-K for the year ended December 31, 2019

4.3	Indenture dated June 2, 2015 (re 6.00% Senior Notes due 2025) and form of 6.00% Senior Note	Incorporated by reference to Exhibit 4.1 of Form 8-K dated June 2, 2015

4.3.1	First Supplemental Indenture (re 6.00% Senior Notes due 2025)	Incorporated by reference to Exhibit 4.3 of Form 10-Q for the quarter ended June 30, 2019

4.3.2	Second Supplemental Indenture (re 6.00% Senior Notes due 2025)	Incorporated by reference to Exhibit 4.4.2 of Form 10-K for the year ended December 31, 2020

4.3.3	Third Supplemental Indenture (re 6.00% Senior Notes due 2025)	Incorporated by reference to Exhibit 4.4.3 of Form 10-K for the year ended December 31, 2020

4.4	Indenture, dated June 6, 2017 (re 5.125% Senior Notes due 2027) and form of 5.125% Senior Note	Incorporated by reference to Exhibit 4.1 of Form 8-K dated June 6, 2017

4.4.1	First Supplemental Indenture (re 5.125% Senior Notes due 2027)	Incorporated by reference to Exhibit 4.4 of Form 10-Q for the quarter ended June 30, 2019

4.4.2	Second Supplemental Indenture (re 5.125% Senior Notes due 2027)	Incorporated by reference to Exhibit 4.5.2 of Form 10-K for the year ended December 31, 2020.

4.4.3	Third Supplemental Indenture (re 5.125% Senior Notes due 2027)	Incorporated by reference to Exhibit 4.5.3 of Form 10-K for the year ended December 31, 2020.

4.5	Indenture, dated April 15, 2021 (re 3.875% Senior Notes due 2029) and form of 3.875% Senior Note	Incorporated by reference to Exhibit 4.1 of Form 8-K dated April 15, 2021

Exhibit Number	Description	Page or Method of Filing
10.1	2018 Stock Incentive Plan *	Incorporated by reference to Appendix A of the Proxy Statement for the 2018 Annual Meeting of Stockholders

10.2	Meritage Homes Corporation Amended and Restated 2006 Stock Incentive Plan, as amended *	Incorporated by reference to Appendix A of the Proxy Statement for the 2014 Annual Meeting of Stockholders

10.2.1	Amendment to the Meritage Homes Corporation Amended and Restated 2006 Stock Incentive Plan *	Incorporated by reference to Appendix of the Proxy Statement for the 2016 Annual Meeting of Stockholders

10.2.2	Representative Form of Restricted Stock Agreement *	Incorporated by reference to Exhibit 4.9 of Form S-8 Registration Statement No. 333-166991

10.2.3	Representative Form of Restricted Stock Agreement (2006 Plan; Executive Officer) *	Incorporated by reference to Exhibit 4.9.1 of Form S-8 Registration Statement No. 333-166991

10.2.4	Representative Form of Restricted Stock Agreement (2006 Plan; Non-Employee Director) *	Incorporated by reference to Exhibit 4.9.2 of Form S-8 Registration Statement No. 333-166991

10.2.5	Representative Form of Non-Qualified Stock Option Agreement (2006 Plan) *	Incorporated by reference to Exhibit 4.10 of Form S-8 Registration Statement No. 333-166991

10.2.6	Representative Form of Incentive Stock Option Agreement (2006 Plan) *	Incorporated by reference to Exhibit 4.4 of Form S-8 Registration Statement No. 333-134637

10.2.7	Representative Form of Stock Appreciation Rights Agreement (2006 Plan) *	Incorporated by reference to Exhibit 4.5 of Form S-8 Registration Statement No. 333-134637

10.2.8	Representative Form of Performance Share Award Agreement *	Incorporated by reference to Exhibit 10.9 of Form 8-K dated March 28, 2014

10.2.9	Representative Form of Restricted Stock Unit Agreement *	Incorporated by reference to Exhibit 10.10 of Form 8-K dated March 28, 2014

10.3	Employment Agreement between the Company and Steven J. Hilton *	Incorporated by reference to Exhibit 10.3 of Form 8-K dated January 22, 2021

10.4	Employment Agreement between the Company and Philippe Lord *	Incorporated by reference to Exhibit 10.1 of Form 8-K dated January 22, 2021

10.5	Employment Agreement between the Company and Hilla Sferruzza *	Incorporated by reference to Exhibit 10.4 of Form 8-K dated January 22, 2021

10.6	Employment Agreement between the Company and Javier Feliciano *	Incorporated by reference to Exhibit 10.6 of Form 8-K dated January 22, 2021

10.7	Employment Agreement between the Company and Clinton Szubinski*	Incorporated by reference to Exhibit 10.1 of Form 8-K dated August 12, 2021

10.8	Employment Agreement between the Company and Malissia Clinton*	Incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended March 31, 2022

10.9	Meritage Homes Corporation 2015 Nonqualified Deferred Compensation Plan *	Incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarter ended June 30 2021

10.10	Meritage Homes Corporation Executive Severance Plan *	Incorporation by reference to Exhibit 10.7 of Form 8-K dated January 22, 2021

10.11	Amended and Restated Credit Agreement, dated as of June 13, 2014	Incorporated by reference to Exhibit 10.1 of Form 8-K dated June 13, 2014

Exhibit Number	Description	Page or Method of Filing
10.11.1	First Amendment to Amended and Restated Credit Agreement	Incorporated by reference to Exhibit 10.1 of Form 8-K dated July 9, 2015

10.11.2	Second Amendment to Amended and Restated Credit Agreement	Incorporation by reference to Exhibit 10.1 of Form 8-K dated June 29, 2016

10.11.3	Third Amendment to Amended and Restated Credit Agreement	Incorporated by reference to Exhibit 10.1 of Form 8-K dated May 31, 2017

10.11.4	Fourth Amendment to Amended and Restated Credit Agreement	Incorporated by reference to Exhibit 10.1 to Form 8-K dated June 29, 2018

10.11.5	Fifth Amendment to Amended and Restated Credit Agreement	Incorporated by reference to Exhibit 10.1 to Form 8-K dated June 27, 2019

10.11.6	Sixth Amendment to Amended and Restated Credit Agreement	Incorporated by reference to Exhibit 10.1 to Form 8-K dated December 23, 2020

10.11.7	Seventh Amendment to Amended and Restated Credit Agreement	Incorporated by reference to Exhibit 10.1 to Form 8-K dated December 17, 2021

10.12	Philippe Lord - Notice of Approved 2022 Compensation *	Incorporated by reference to Exhibit 10.1 to Form 8-K dated December 20, 2021

10.13	Hilla Sferruzza - Notice of Approved 2022 Compensation *	Incorporated by reference to Exhibit 10.2 to Form 8-K dated December 20, 2021

10.14	Javier Feliciano - Notice of Approved 2022 Compensation *	Incorporated by reference to Exhibit 10.4 to Form 8-K dated December 20, 2021

10.15	Clint Szubinski - Notice of Approved 2022 Compensation *	Incorporated by reference to Exhibit 10.3 to Form 8-K dated December 20, 2021

10.16	Form of Indemnification Agreement *	Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2021

21	List of Subsidiaries	Filed herewith

22	List of Guarantor Subsidiaries	Filed herewith

23	Consent of Deloitte & Touche LLP	Filed herewith

24	Powers of Attorney	See Signature Page

31.1	Rule 13a-14(a)/15d-14(a) Certification of Phillippe Lord, Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Hilla Sferruzza, Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith

101.0
The following financial statements from Meritage Homes Corporation Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 15, 2023, formatted in Inline XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Income Statements, (iii) Consolidated Statements of Stockholders' Equity (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

104.0	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL.

*	Indicates a management contract or compensation plan.

Item 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 15th day of February 2023.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ PHILLIPPE LORD	Chief Executive Officer	February 15, 2023
Phillippe Lord

/s/ HILLA SFERRUZZA	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 15, 2023
Hilla Sferruzza

/s/ ALISON SASSER	Chief Accounting Officer (Principal Accounting Officer)	February 15, 2023
Alison Sasser

/s/ STEVEN J. HILTON	Executive Chairman	February 15, 2023
Steven J. Hilton

/s/ PETER L. AX	Director	February 15, 2023
Peter L. Ax

/s/ RAYMOND OPPEL	Director	February 15, 2023
Raymond Oppel

/s/ GERALD W. HADDOCK	Director	February 15, 2023
Gerald W. Haddock

/s/ DANA BRADFORD	Director	February 15, 2023
Dana Bradford

/s/ MICHAEL R. ODELL	Director	February 15, 2023
Michael R. Odell

/s/ DEBORAH ANN HENRETTA	Director	February 15, 2023
Deborah Ann Henretta

/s/ JOSEPH KEOUGH	Director	February 15, 2023
Joseph Keough

/s/ P. KELLY MOONEY	Director	February 15, 2023
P. Kelly Mooney

/s/ LOUIS E. CALDERA	Director	February 15, 2023
Louis E. Caldera