Form 10-Q
period 2023-03-31
Meritage Homes CORP
filed 2023-04-28
CIK 833079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by a checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Common shares outstanding as of April 24, 2023: 36,765,267

MERITAGE HOMES CORPORATION
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$957,210	$861,561
Other receivables	209,315	215,019
Real estate	4,355,178	4,358,263
Deposits on real estate under option or contract	65,841	76,729
Investments in unconsolidated entities	11,280	11,753
Property and equipment, net	41,702	38,635
Deferred tax assets, net	44,801	45,452
Prepaids, other assets and goodwill	185,819	164,689
Total assets	$5,871,146	$5,772,101
Liabilities
Accounts payable	$263,655	$273,267
Accrued liabilities	341,634	360,615
Home sale deposits	47,892	37,961
Loans payable and other borrowings	6,889	7,057
Senior notes, net	1,143,866	1,143,590
Total liabilities	1,803,936	1,822,490
Stockholders’ Equity
Preferred stock, par value $0.01. Authorized 10,000,000 shares; none issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, par value $0.01. Authorized 125,000,000 shares; 36,765,267 and 36,571,393 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	368	366
Additional paid-in capital	324,101	327,878
Retained earnings	3,742,741	3,621,367
Total stockholders’ equity	4,067,210	3,949,611
Total liabilities and stockholders’ equity	$5,871,146	$5,772,101
See accompanying notes to unaudited consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2023	2022
Homebuilding:
Home closing revenue	$1,261,923	$1,245,456
Land closing revenue	17,385	41,478
Total closing revenue	1,279,308	1,286,934
Cost of home closings	(979,462)	(867,807)
Cost of land closings	(15,945)	(30,685)
Total cost of closings	(995,407)	(898,492)
Home closing gross profit	282,461	377,649
Land closing gross profit	1,440	10,793
Total closing gross profit	283,901	388,442
Financial Services:
Revenue	5,731	4,672
Expense	(3,067)	(2,512)
Earnings from financial services unconsolidated entities and other, net	259	1,174
Financial services profit	2,923	3,334
Commissions and other sales costs	(82,846)	(65,540)
General and administrative expenses	(47,519)	(39,995)
Interest expense	—	(41)
Other income/(expense), net	8,844	(317)
Earnings before income taxes	165,303	285,883
Provision for income taxes	(34,002)	(68,629)
Net earnings	$131,301	$217,254
Earnings per common share:
Basic	$3.58	$5.87
Diluted	$3.54	$5.79
Weighted average number of shares:
Basic	36,664	36,996
Diluted	37,121	37,527

See accompanying notes to unaudited consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net earnings	$131,301	$217,254
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	5,208	5,759
Stock-based compensation	6,225	5,975
Equity in earnings from unconsolidated entities	(1,346)	(936)
Distributions of earnings from unconsolidated entities	1,776	1,069
Other	928	208
Changes in assets and liabilities:
Decrease/(increase) in real estate	2,999	(283,885)
Decrease/(increase) in deposits on real estate under option or contract	10,886	(2,753)
Increase in other receivables, prepaids and other assets	(11,749)	(52,098)
(Decrease)/increase in accounts payable and accrued liabilities	(31,687)	115,927
Increase in home sale deposits	9,931	5,668
Net cash provided by operating activities	124,472	12,188
Cash flows from investing activities:
Distributions of capital from unconsolidated entities	43	—
Purchases of property and equipment	(8,899)	(6,423)
Proceeds from sales of property and equipment	128	178
Maturities/sales of investments and securities	—	2,213
Payments to purchase investments and securities	—	(2,213)
Net cash used in investing activities	(8,728)	(6,245)
Cash flows from financing activities:
Repayment of loans payable and other borrowings	(168)	(4,580)
Dividends paid	(9,927)	—
Repurchase of shares	(10,000)	(99,303)
Net cash used in financing activities	(20,095)	(103,883)
Net increase/(decrease) in cash and cash equivalents	95,649	(97,940)
Cash and cash equivalents, beginning of period	861,561	618,335
Cash and cash equivalents, end of period	$957,210	$520,395
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
We commenced our homebuilding operations in 1985 through our predecessor company, Monterey Homes. Meritage Homes Corporation was incorporated in the state of Maryland in 1988 under the name of Homeplex Mortgage Investments Corporation and merged with Monterey Homes in 1996, at which time our name was changed to Monterey Homes Corporation and later ultimately to Meritage Homes Corporation. Since that time, we have engaged in homebuilding and related activities. Meritage Homes Corporation operates as a holding company and has no independent assets or operations. Its homebuilding construction, development and sales activities are conducted through its subsidiaries. Our homebuilding activities are conducted under the name of Meritage Homes in each of our homebuilding markets. At March 31, 2023, we were actively selling homes in 278 communities, with base prices ranging from approximately $250,000 to $1,300,000.
Basis of Presentation. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022. The unaudited consolidated financial statements include the accounts of Meritage Homes Corporation and those of our consolidated subsidiaries, partnerships and other entities in which we have a controlling financial interest, and of variable interest entities (see Note 3) in which we are deemed the primary beneficiary (collectively, “us”, “we”, “our” and “the Company”). Intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of our results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for the full fiscal year.
Cash and Cash Equivalents. Liquid investments with an initial maturity of three months or less are classified as cash equivalents. Amounts in transit from title companies or closing agents for home closings of approximately $81.2 million and $161.5 million are included in Cash and cash equivalents at March 31, 2023 and December 31, 2022, respectively.
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
We rely on certain estimates to determine our construction and land development costs. Construction and land costs are comprised of direct and allocated costs, including estimated future costs. In determining these costs, we compile project budgets that are based on a variety of assumptions, including future construction schedules and costs to be incurred. Actual results can differ from budgeted amounts for various reasons, including construction delays, labor or material shortages, sales orders absorptions that differ from our expectations, increases in costs that have not yet been contracted, changes in governmental requirements, or other unanticipated issues encountered during construction and development and other factors beyond our control, including weather. To address uncertainty in these budgets, we assess, update and revise project budgets on a regular basis, utilizing the most current information available to estimate home construction and land development costs.
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
All of our land inventory and related real estate assets are periodically reviewed for recoverability when certain criteria are met, but at least annually, as our inventory is considered “long-lived” in accordance with GAAP. Community-level reviews are performed quarterly to determine if indicators of potential impairment exist. If indicators of potential impairment exist and the undiscounted cash flows expected to be generated by an asset are lower than its carrying amount, impairment charges are recorded to write down the asset to its estimated fair value. The impairment of a community is allocated to each remaining unstarted lot in the community on a straight-line basis and is recognized in Cost of home closings in the period in which the impairment is determined. Our determination of fair value is based on projections and estimates. Changes in these expectations may lead to a change in the outcome of our impairment analysis, and actual results may also differ from our assumptions, although if financial metrics improve, we do not reverse impairments once recorded. See Note 2 for additional information related to real estate.
Deposits. Deposits paid related to land option and purchase contracts are recorded and classified as Deposits on real estate under option or contract until the related land is purchased. Deposits are reclassified as a component of Real estate at the time the deposit is used to offset the acquisition price of the land based on the terms of the underlying agreements. To the extent they are non-refundable, deposits are expensed to Cost of home closings if the land acquisition is terminated or no longer considered probable. Since our acquisition contracts typically do not require specific performance, we do not consider such contracts to be contractual obligations to purchase the land and our total exposure under such contracts is limited to the loss of any non-refundable deposits and any related capitalized costs. Our Deposits on real estate under option or contract were $65.8 million and $76.7 million as of March 31, 2023 and December 31, 2022, respectively. See Note 3 for additional information related to Deposits on real estate.
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
The table below outlines our ROU assets and lease liabilities (in thousands):

	As of
	March 31, 2023	December 31, 2022
ROU assets	$20,419	$19,129
Lease liabilities	23,481	22,782
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
The table below outlines our surety bond and letter of credit obligations (in thousands):

	As of
	March 31, 2023		December 31, 2022
	Outstanding	Estimated work remaining to complete	Outstanding	Estimated work remaining to complete
Sureties:
Sureties related to owned projects and lots under contract	$949,137	$646,649	$926,928	$616,028
Total Sureties	$949,137	$646,649	$926,928	$616,028
Letters of Credit (“LOCs”):
LOCs for land development	44,486	N/A	49,442	N/A
LOCs for general corporate operations	5,000	N/A	5,000	N/A
Total LOCs	$49,486	N/A	$54,442	N/A

Accrued Liabilities. Accrued liabilities at March 31, 2023 and December 31, 2022 consisted of the following (in thousands):

	As of
	March 31, 2023	December 31, 2022
Accruals related to real estate development and construction activities	$130,340	$139,447
Payroll and other benefits	55,278	110,338
Accrued interest	21,225	7,026
Accrued taxes	56,427	25,182
Warranty reserves	37,063	35,575
Lease liabilities	23,481	22,782
Other accruals	17,820	20,265
Total	$341,634	$360,615

Warranty Reserves. We provide home purchasers with limited warranties against certain building defects and we have certain obligations related to those post-construction warranties for closed homes. The specific terms and conditions of these limited warranties vary by state, but overall the nature of the warranties include a complete workmanship and materials warranty for the first year after the close of the home, a major mechanical warranty for two years after the close of the home and a structural warranty that typically extends up to 10 years after the close of the home. With the assistance of an actuary, we have estimated these reserves for the structural warranty based on the number of homes still under warranty and historical data and trends for our geographies. We may use industry data with respect to similar product types and geographic areas in markets where our experience is incomplete to draw a meaningful conclusion. We regularly review our warranty reserves and adjust them, as necessary, to reflect changes in trends as information becomes available. Based on such reviews of warranty costs incurred, we did not adjust the warranty reserve balance in the three months ended March 31, 2023 or 2022. Included in the warranty reserve balances at March 31, 2023 and December 31, 2022 are case-specific reserves for warranty matters, as discussed in Note 15.
A summary of changes in our warranty reserves follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Balance, beginning of period	$35,575	$26,264
Additions to reserve from new home deliveries	4,406	4,528
Warranty claims	(2,918)	(4,125)
Adjustments to pre-existing reserves	—	—
Balance, end of period	$37,063	$26,667
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
Home closing and land closing revenue expected to be recognized in any future year related to remaining performance obligations (if any) and the associated contract liabilities expected to be recognized as revenue, excluding revenue pertaining to contracts that have an original expected duration of one year or less, is not material. Revenue from financial services includes estimated future insurance policy renewal commissions as our performance obligations are satisfied upon issuance of the initial policy with a third party broker. The related contract assets for these estimated future renewal commissions are not material at March 31, 2023 and December 31, 2022. Our three sources of revenue are disaggregated by type in the accompanying unaudited consolidated income statements.

Recent Accounting Pronouncements.
There are no recent accounting pronouncements that are expected to have a material impact on our financial statements or financial statement disclosures.

NOTE 2 — REAL ESTATE AND CAPITALIZED INTEREST
Real estate consists of the following (in thousands):

	As of
	March 31, 2023	December 31, 2022
Homes under contract under construction (1)	$1,021,522	$822,428
Unsold homes, completed and under construction (1)	896,093	1,155,543
Model homes (1)	107,291	97,198
Finished home sites and home sites under development (2) (3)	2,330,272	2,283,094
Total	$4,355,178	$4,358,263

(1)Includes the allocated land and land development costs associated with each lot for these homes.
(2)Includes raw land, land held for development and land held for sale, less impairments, if any. We do not capitalize interest for inactive assets, and all ongoing costs of land ownership (i.e. property taxes, homeowner association dues, etc.) are expensed as incurred.
(3)Includes land held for sale of $29.0 million and $66.8 million as of March 31, 2023 and December 31, 2022, respectively.
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

	Three Months Ended March 31,
	2023	2022
Capitalized interest, beginning of period	$60,169	$56,253
Interest incurred	15,030	15,213
Interest expensed	—	(41)
Interest amortized to cost of home and land closings	(12,747)	(12,343)
Capitalized interest, end of period	$62,452	$59,082

NOTE 3 — VARIABLE INTEREST ENTITIES AND CONSOLIDATED REAL ESTATE NOT OWNED
We enter into purchase and option agreements for land or lots as part of the normal course of business. These purchase and option agreements enable us to acquire properties at one or multiple future dates at pre-determined prices. We believe these acquisition structures allow us to better leverage our balance sheet and reduce our financial risk associated with land acquisitions. In accordance with ASC 810, Consolidation, we evaluate all purchase and option agreements for land to determine whether they are a variable interest entity ("VIE"), and if so, whether we are the primary beneficiary. Although we do not have legal title to the underlying land, if we are the primary beneficiary we are required to consolidate the VIE in our financial statements and reflect its assets and liabilities as Real estate not owned and Liabilities related to real estate not owned, respectively. As a result of our analyses, we determined that as of March 31, 2023 and December 31, 2022, we were not the primary beneficiary of any VIEs from which we have acquired rights to land or lots under option contracts.

The table below presents a summary of our lots under option at March 31, 2023 (dollars in thousands):

	Projected Number of Lots	Purchase Price	Option/ Earnest Money Deposits–Cash
Purchase and option contracts recorded on balance sheet as Real estate not owned	—	$—	$—
Option contracts — non-refundable deposits, committed (1)	7,331	420,173	39,412
Purchase contracts — non-refundable deposits, committed (1)	5,881	192,681	15,311
Purchase and option contracts —refundable deposits, committed	1,910	47,370	1,515
Total committed	15,122	660,224	56,238
Purchase and option contracts — refundable deposits, uncommitted (2)	18,928	704,227	9,603
Total lots under contract or option	34,050	$1,364,451	$65,841
Total purchase and option contracts not recorded on balance sheet (3)	34,050	$1,364,451	$65,841	(4)

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
(4)Amount is reflected on the accompanying unaudited consolidated balance sheets in Deposits on real estate under option or contract as of March 31, 2023.
Generally, our options to purchase lots remain effective so long as we purchase a pre-established minimum number of lots on a pre-determined schedule in accordance with each respective agreement. Although the pre-established number is typically structured to approximate our expected rate of home construction starts, during a weakened homebuilding market, we may purchase lots at an absorption level that exceeds our expected orders and home starts pace to meet the pre-established minimum number of lots or restructure our original contract to terms that more accurately reflect our revised orders pace expectations. During a strong homebuilding market, we may accelerate our pre-established minimum purchases if allowed by the contract.

NOTE 4 - INVESTMENTS IN UNCONSOLIDATED ENTITIES
We may enter into joint ventures as a means of accessing larger parcels of land, expanding our market opportunities, managing our risk profile, optimizing deal structure for the impacted parties and leveraging our capital. While purchasing land through a joint venture can be beneficial, currently we do not view joint ventures as critical to the success of our homebuilding operations. Our joint venture partners generally are other homebuilders, land sellers or other real estate investors. We generally do not have a controlling interest in these ventures, which means our joint venture partners could cause the venture to take actions we disagree with or fail to take actions we believe should be undertaken, including the sale of the underlying property to repay debt or recoup all or part of the partners' investments. Based on the structure of these joint ventures, they may or may not be consolidated into our results. As of March 31, 2023, we had two active equity-method land joint ventures and one mortgage joint venture, which is engaged in mortgage activities and primarily provides services to our homebuyers.

Summarized condensed combined financial information related to unconsolidated joint ventures that are accounted for using the equity method was as follows (in thousands):

	As of
	March 31, 2023	December 31, 2022
Assets:
Cash	$2,729	$3,389
Real estate	18,031	17,965
Other assets	6,273	11,653
Total assets	$27,033	$33,007
Liabilities and equity:
Accounts payable and other liabilities	$5,391	$11,397
Equity of:
Meritage (1)	10,386	10,356
Other	11,256	11,254
Total liabilities and equity	$27,033	$33,007

	Three Months Ended March 31,
	2023	2022
Revenue	$9,516	$9,238
Costs and expenses	(8,351)	(8,272)
Net earnings of unconsolidated entities	$1,165	$966
Meritage’s share of pre-tax earnings (1) (2)	$1,346	$984

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
(2)Our share of pre-tax earnings/(loss) from our mortgage joint venture is recorded in Earnings from financial services unconsolidated entities and other, net on the accompanying unaudited consolidated income statements. Our share of pre-tax earnings/(loss) from all other joint ventures is recorded in Other income/(expense), net on the accompanying unaudited consolidated income statements and excludes joint venture profit related to lots we purchased from the joint ventures, if any. Such profit is deferred until homes are delivered by us and title passes to a homebuyer.

NOTE 5 — LOANS PAYABLE AND OTHER BORROWINGS
Loans payable and other borrowings consist of the following (in thousands):

	As of
	March 31, 2023	December 31, 2022
Other borrowings, real estate notes payable (1)	$6,889	$7,057
$780.0 million unsecured revolving credit facility	—	—
Total	$6,889	$7,057
(1)Reflects balance of non-recourse notes payable in connection with land purchases.
The Company entered into an amended and restated unsecured revolving credit facility agreement ("Credit Facility") in 2014 that has been amended from time to time. In December 2021, the Credit Facility was amended to extend the maturity date to December 22, 2026 and replace LIBOR as the benchmark interest rate with the Secured Overnight Financing Rate ("SOFR") as described below. The Credit Facility's aggregate commitment is $780.0 million with an accordion feature permitting the size of the facility to increase to a maximum of $880.0 million, subject to certain conditions, including the availability of additional bank commitments. Borrowings under the Credit Facility bear interest at the Company's option, at either (1) term SOFR (based on 1, 3, or 6 month interest periods, as selected by the Company) plus a 10 basis point adjustment plus an applicable margin (ranging from 125 basis points to 175 basis points (the "applicable margin")) based on the Company's leverage ratio as determined in accordance with a pricing grid, (2) the higher of (i) the prime lending rate ("Prime"), (ii) an overnight bank rate plus 50 basis points and (iii) term SOFR (based on a 1 month interest period) plus a 10 basis point adjustment plus 1%, in each case plus a margin ranging from 25 basis points to 75 basis points based on the Company's leverage in accordance with a pricing grid, or (3) daily simple SOFR plus a 10 basis point adjustment plus the applicable margin. At March 31, 2023, the interest rate on outstanding borrowings under the Credit Facility would have been 6.150% per annum, calculated in accordance with option (1) discussed previously and using the 1 month term SOFR. We are obligated to pay a fee on the undrawn portion of the Credit Facility at a rate equal to the applicable margin then in effect.
The Credit Facility also contains certain financial covenants, including (a) a minimum tangible net worth requirement of $1.9 billion (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings), and (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 60%. In addition, we are required to maintain either (i) an interest coverage ratio (EBITDA to interest expense, as defined therein) of at least 1.50 to 1.00 or (ii) liquidity (as defined therein) of an amount not less than our consolidated interest incurred during the trailing 12 months. We were in compliance with all Credit Facility covenants as of March 31, 2023.
We had no outstanding borrowings under the Credit Facility as of March 31, 2023 and December 31, 2022. There were no borrowings or repayments under the Credit Facility during the three months ended March 31, 2023 and 2022. As of March 31, 2023, we had outstanding letters of credit issued under the Credit Facility totaling $49.5 million, leaving $730.5 million available under the Credit Facility to be drawn.

NOTE 6 — SENIOR NOTES, NET
Senior notes, net consist of the following (in thousands):

	As of
	March 31, 2023	December 31, 2022
6.00% senior notes due 2025. At March 31, 2023 and December 31, 2022 there was approximately $1,773 and $1,977 in net unamortized premium, respectively.	401,773	401,977
5.125% senior notes due 2027	300,000	300,000
3.875% senior notes due 2029	450,000	450,000
Net debt issuance costs	(7,907)	(8,387)
Total	$1,143,866	$1,143,590
The indentures for all of our senior notes contain non-financial covenants including, among others, limitations on the amount of secured debt we may incur, and limitations on sale and leaseback transactions and mergers. We were in compliance with all such covenants as of March 31, 2023.
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
Financial Instruments: The fair value of our fixed-rate debt is derived from quoted market prices by independent dealers (Level 2 inputs as per the discussion above) and is as follows (in thousands):

	As of
	March 31, 2023		December 31, 2022
	Aggregate Principal	Estimated Fair Value	Aggregate Principal	Estimated Fair Value
6.00% senior notes due 2025	$400,000	$402,000	$400,000	$397,520
5.125% senior notes due 2027	$300,000	$289,500	$300,000	$283,500
3.875% senior notes due 2029	$450,000	$398,250	$450,000	$380,610
Due to the short-term nature of other financial assets and liabilities, including our Loans payable and other borrowings, we consider the carrying amounts of our other short-term financial instruments to approximate fair value.
Non-Financial Instruments: Our Real estate assets are Level 3 instruments that are required to be recorded at fair value on non-recurring basis when events and circumstances indicate that the carrying value may not be recoverable. Refer to Note 1 for information regarding the valuation of these assets.

NOTE 8 — EARNINGS PER SHARE
Basic and diluted earnings per common share were calculated as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2023	2022
Basic weighted average number of shares outstanding	36,664	36,996
Effect of dilutive securities:
Unvested restricted stock	457	531
Diluted average shares outstanding	37,121	37,527
Net earnings	$131,301	$217,254
Basic earnings per share	$3.58	$5.87
Diluted earnings per share	$3.54	$5.79

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

A summary of the carrying amount of goodwill follows (in thousands):

	West	Central	East	Financial Services	Corporate	Total
Balance at December 31, 2022	$—	$—	$32,962	$—	$—	$32,962
Additions	—	—	—	—	—	—
Balance at March 31, 2023	$—	$—	$32,962	$—	$—	$32,962

NOTE 10 — STOCKHOLDERS’ EQUITY
A summary of changes in stockholders’ equity is presented below (in thousands):

	Three Months Ended March 31, 2023
	(In thousands)
	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2022	36,571	$366	$327,878	$3,621,367	$3,949,611
Net earnings	—	—	—	131,301	131,301
Stock-based compensation expense	—	—	6,225	—	6,225
Issuance of stock	287	3	(3)	—	—
Dividends declared	—	—	—	(9,927)	(9,927)
Repurchase of shares	(93)	(1)	(9,999)	—	(10,000)
Balance at March 31, 2023	36,765	$368	$324,101	$3,742,741	$4,067,210

	Three Months Ended March 31, 2022
	(In thousands)
	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2021	37,341	$373	$414,841	$2,629,175	$3,044,389
Net earnings	—	—	—	217,254	217,254
Stock-based compensation expense	—	—	5,975	—	5,975
Issuance of stock	392	4	(4)	—	—
Repurchase of shares	(1,038)	(10)	(99,293)	—	(99,303)
Balance at March 31, 2022	36,695	$367	$321,519	$2,846,429	$3,168,315
On February 16, 2023, our Board of Directors approved the initiation of a recurring quarterly cash dividend on common stock of $0.27 per share. The first dividend was paid on March 31, 2023 to shareholders of record as of the close of trading on March 15, 2023.

NOTE 11 — STOCK BASED AND DEFERRED COMPENSATION

We have a stock compensation plan, the Meritage Homes Corporation 2018 Stock Incentive Plan (the “2018 Plan"), that was approved by our Board of Directors and our stockholders and adopted in May 2018. The 2018 Plan is administered by our Board of Directors and allows for the grant of stock appreciation rights, restricted stock awards, restricted stock units, performance share awards and performance-based awards in addition to non-qualified and incentive stock options. All available shares from expired, terminated, or forfeited awards that remained under prior plans were merged into and became available for grant under the 2018 Plan. The 2018 Plan authorizes awards to officers, key employees, non-employee directors and consultants. The 2018 Plan authorizes 6,600,000 shares of stock to be awarded, of which 487,809 shares remain available for grant at March 31, 2023. We believe that such awards provide a means of performance-based compensation to attract and retain qualified employees and better align the interests of our employees with those of our stockholders. Non-vested stock awards are usually granted with a five-year ratable vesting period for employees, a three-year cliff vesting for both restricted stock and performance-based awards granted to senior executive officers and either a three-year cliff vesting or one-year vesting for non-employee directors, dependent on their start date.
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

	Three Months Ended March 31,
	2023	2022
Stock-based compensation expense	$6,225	$5,975
Non-vested shares granted	178,312	264,862
Performance-based non-vested shares granted	42,964	40,004
Performance-based shares issued in excess of target shares granted (1)	26,167	37,146
Restricted stock awards vested (includes performance-based awards)	287,171	392,160
(1)Performance-based shares that vested and were issued as a result of performance achievement exceeding the originally established targeted number of shares related to respective performance metrics.
The following table includes additional information regarding our stock compensation plan (dollars in thousands):

	As of
	March 31, 2023	December 31, 2022
Unrecognized stock-based compensation cost	$42,820	$29,187
Weighted average years expense recognition period	2.24	1.98
Total equity awards outstanding (1)	760,194	803,769
(1)Includes unvested restricted stock awards, restricted stock units and performance-based awards (assuming 100%/target payout).
We also offer a non-qualified deferred compensation plan ("deferred compensation plan") to highly compensated employees in order to allow them additional pre-tax income deferrals above and beyond the limits that qualified plans, such as 401(k) plans, impose on highly compensated employees. We do not currently offer a contribution match on the deferred compensation plan. All contributions to the plan to date have been funded by the employees and, therefore, we have no associated expense related to the deferred compensation plan for the three months ended March 31, 2023 or 2022, other than minor administrative costs.

NOTE 12 — INCOME TAXES
Components of the income tax provision are as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Federal	$26,440	$56,345
State	7,562	12,284
Total	$34,002	$68,629

The effective tax rate for the three months ended March 31, 2023 and 2022 was 20.6% and 24.0%, respectively. The lower tax rate for the three months ended March 31, 2023 reflects the increased §45L energy-efficient homes federal tax credit on qualifying homes under the Internal Revenue Code ("IRC") enacted in the Inflation Reduction Act ("IRA") in August 2022. There were no such credits available in the first three months of 2022.

The IRA retroactively extended the IRC §45L energy-efficient homes federal tax credit to homes delivered from January 1, 2022 through December 31, 2032, modified the energy standards required to qualify for the tax credit and increased the per-home credit amount starting in 2023. Among other provisions, the IRA also created a 15% corporate alternative minimum tax on certain profits and a 1% excise tax on net stock repurchases. The alternative minimum tax and excise tax were effective for us on January 1, 2023 and did not have a material impact on our consolidated financial statements for the three months ended March 31, 2023.
At March 31, 2023 and December 31, 2022, we have no unrecognized tax benefits. We believe our current income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change. Our policy is to accrue interest and penalties on unrecognized tax benefits and include them in the provision for income taxes.
We determine our deferred tax assets and liabilities in accordance with ASC 740, Income Taxes. We evaluate our deferred tax assets, including the benefit from net operating losses ("NOLs"), by jurisdiction to determine if a valuation allowance is required. This evaluation considers, among other matters, the nature, frequency and severity of cumulative losses, forecasts of future profitability, the length of statutory carry forward periods, experiences with operating losses and experiences of utilizing tax credit carry forwards and tax planning alternatives. We have no NOLs or credit carryovers, and determined that no valuation allowance on our deferred tax assets is necessary at March 31, 2023.
At March 31, 2023, we have $45.4 million in income taxes payable and no income taxes receivable. The income taxes payable primarily consists of current federal and state tax accruals, net of current energy tax credits and estimated tax payments and is recorded in Accrued liabilities on the accompanying unaudited consolidated balance sheets at March 31, 2023.
We conduct business and are subject to tax in the U.S. both federally and in several states. With few exceptions, we are no longer subject to U.S. federal, state, or local income tax examinations by taxing authorities for years prior to 2018. We have no federal or state income tax examinations being conducted at this time.

NOTE 13 — SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
The following table presents certain supplemental cash flow information (in thousands):

	Three Months Ended March 31,
	2023	2022
Cash paid during the year for:
Interest, net of interest capitalized	$(14,706)	$(15,035)
Income taxes paid	$1	$3
Non-cash operating activities:
Real estate acquired through notes payable	$—	$9,589

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
The following segment information is in thousands:

	Three Months Ended March 31,
	2023	2022
Homebuilding revenue (1):
West	$434,137	$494,506
Central	425,450	355,624
East	419,721	436,804
Consolidated total	$1,279,308	$1,286,934
Homebuilding segment operating income:
West	$38,809	$120,856
Central	65,291	75,260
East	60,876	93,548
Total homebuilding segment operating income	164,976	289,664
Financial services segment profit	2,923	3,334
Corporate and unallocated costs (2)	(11,440)	(6,757)
Interest expense	—	(41)
Other income/(expense), net	8,844	(317)
Earnings before income taxes	$165,303	$285,883

(1)Homebuilding revenue includes the following land closing revenue, by segment:

	Three Months Ended March 31,
	2023	2022
Land closing revenue:
West	$16,815	$31,082
Central	570	7,796
East	—	2,600
Total	$17,385	$41,478
(2)Balance consists primarily of corporate costs and shared service functions such as finance and treasury that are not allocated to the homebuilding or financial services reporting segments.

	At March 31, 2023
	West		Central		East		Financial Services	Corporate and Unallocated		Total
Deposits on real estate under option or contract	$16,577		$8,445		$40,819		$—	$—		$65,841
Real estate	1,741,746		1,239,666		1,373,766		—	—		4,355,178
Investments in unconsolidated entities	79		2,852		7,460		—	889		11,280
Other assets	62,422	(1)	232,602	(2)	105,626	(3)	1,499	1,036,698	(4)	1,438,847
Total assets	$1,820,824		$1,483,565		$1,527,671		$1,499	$1,037,587		$5,871,146

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
(3)Balance consists primarily of cash and cash equivalents, goodwill, prepaids and other assets and property and equipment, net.
(4)Balance consists primarily of cash and cash equivalents, deferred tax assets and prepaids and other assets.

NOTE 15 — COMMITMENTS AND CONTINGENCIES
We are involved in various routine legal and regulatory proceedings, including, without limitation, claims and litigation alleging construction defects. In general, the proceedings are incidental to our business, and most exposure is subject to and should be covered by warranty and indemnity obligations of our consultants and subcontractors. Additionally, some such claims are also covered by insurance. With respect to the majority of pending litigation matters, our ultimate legal and financial responsibility, if any, cannot be estimated with certainty and, in most cases, any potential material losses related to these matters are not considered probable. Historically, most disputes regarding warranty claims are resolved prior to litigation. We believe there are no pending legal or warranty matters as of March 31, 2023 that could have a material adverse impact upon our consolidated financial condition, results of operations or cash flows that have not been sufficiently reserved.

As discussed in Note 1 under the heading “Warranty Reserves”, we have case specific reserves within our $37.1 million of total warranty reserves related to alleged stucco defects in certain homes we constructed predominantly between 2006 and 2017 and HVAC condensation issues in limited geographies for homes constructed and delivered in 2021 and the first half of 2022. Our review and handling of these matters is ongoing and our estimate of and reserves for resolving them is based on internal data, our judgment and various assumptions and estimates. Due to the degree of judgment and the potential for variability in our underlying assumptions and data, as we obtain additional information, we may revise our estimate and thus our related reserves. As of March 31, 2023, after considering potential recoveries from the consultants and contractors involved and their insurers and the potential recovery under our general liability insurance policies, we believe our reserves are sufficient to cover the above mentioned matter. See Note 1 for information related to our warranty obligations.

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
The words “believe,” “expect,” “anticipate,” “forecast,” “plan,” “intend,” “may,” “will,” “should,” “could,” “estimate,” "target," and “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. All statements we make other than statements of historical fact are forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Forward-looking statements in this Annual Report include statements concerning our belief that we have ample liquidity; our goals, strategies and strategic initiatives including our all-spec strategy for entry-level homes and the anticipated benefits relating thereto; our intentions and the expected benefits and advantages of our product and land positioning strategies, including with respect to our focus on the first-time and first move-up buyer and housing demand for affordable homes; the benefits of and our intentions to use options to acquire land; our delivery of substantially all of our backlog existing as of period end; our positions and our expected outcome relating to litigation and regulatory proceedings in general; our intentions to pay quarterly dividends; that we may repurchase our debt and equity securities; our non-use of derivative financial instruments; expectations regarding our industry and our business for the remainder of 2023 and beyond, including our all-spec strategy for entry-level homes; the demand for and the pricing of our homes; our land and lot acquisition strategy (including that we will redeploy cash to acquire well-positioned finished lots and that we may participate in joint ventures or opportunities outside of our existing markets if opportunities arise and the benefits relating thereto); that we may expand into new markets; the availability of labor and materials for our operations; that we may seek additional debt or equity capital; our expectation that existing guarantees, letters of credit and performance and surety bonds will not be drawn on; the sufficiency of our insurance coverage and warranty reserves; the sufficiency of our capital resources to support our business strategy; the sufficiency of our land pipeline; the impact of new accounting standards and changes in accounting estimates; trends and expectations concerning future demand for homes, home construction cycle times, sales prices, sales orders, cancellations, construction and materials costs and availability, gross margins, land costs, community counts and profitability and future home supply and inventories; our future cash needs and sources; the impact of seasonality; and our future compliance with debt covenants.

Important factors that could cause actual results to differ materially from those in forward-looking statements, and that could negatively affect our business include, but are not limited to, the following: increases in mortgage interest rates and the availability and pricing of residential mortgages; inflation in the cost of materials used to develop communities and construct homes; cancellation rates; supply chain and labor constraints; the ability of our potential buyers to sell their existing homes; our ability to acquire and develop lots may be negatively impacted if we are unable to obtain performance and surety bonds; the adverse effect of slow absorption rates; legislation related to tariffs; impairments of our real estate inventory; competition; home warranty and construction defect claims; failures in health and safety performance; fluctuations in quarterly operating results; our level of indebtedness; our ability to obtain financing if our credit ratings are downgraded; our potential exposure to and impacts from natural disasters or severe weather conditions; the availability and cost of finished lots and undeveloped land; the success of our strategy to offer and market entry-level and first move-up homes; a change to the feasibility of projects under option or contract that could result in the write-down or write-off of earnest money or option deposits; our limited geographic diversification; the replication of our energy-efficient technologies by our competitors; shortages in the availability and cost of subcontract labor; our exposure to information technology failures and security breaches and the impact thereof; the loss of key personnel; changes in tax laws that adversely impact us or our homebuyers; our inability to prevail on contested tax positions; failure of our employees and representatives to comply with laws and regulations; our compliance with government regulations related to our financial services operations; negative publicity that affects our reputation; potential disruptions to our business by an epidemic or pandemic (such as COVID-19), and measures that federal, state and local governments and/or health authorities implement to address it; and other factors identified in documents filed by the Company with the Securities and Exchange Commission, including those set forth in our Form 10-K for the year ended December 31, 2022 under the caption "Risk Factors."
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
Overview and Outlook

In the first quarter of 2023, housing demand was stronger than anticipated despite ongoing economic uncertainty, the regional banking turmoil and continuing volatility in interest rates. We saw demand stabilize as we entered the spring selling season as buyers acclimated to the current interest rate environment. Homebuyers are looking for quick move-in homes, which are increasingly difficult to find as the shortage of readily-available new inventory coupled with extremely limited resale inventory persists, especially in the markets where we operate. We expect the housing undersupply and favorable demographics to provide a strong long-term runway for future homebuying demand, and believe that our affordable, all-spec strategy with a focus on the largest buying segments of millennials and move-down buyers, provides us the opportunity to capitalize on that demand and continue to grow our market share.

Production costs and cycle times continue to be elevated due to the continuing labor and supply chain issues that first presented themselves in 2020; however, in the first quarter of 2023 our construction cycle was approximately a week shorter than the same period last year. We continue to carefully navigate this volatile and constrained operating environment by rebidding all costs with our vendors, expanding our vendor base and strengthening existing critical relationships. We expect that over time, with lower, normalized volume in the homebuilding market, costs will begin to decline and cycle times will continue to shorten.
Summary Company Results

We achieved our highest first quarter home closing revenue and volume of $1.3 billion on 2,897 homes in the first quarter of 2023, compared to $1.2 billion on 2,858 homes closed for the first quarter of 2022. The 1.3% increase in home closing revenue year-over-year was driven entirely by the 1.4% higher volume, as average sales price ("ASP") on closings was flat. First quarter home closing gross margin declined 790 basis points to 22.4%, for home closing gross profit of $282.5 million compared to $377.6 million in the first quarter of 2022. The margin deterioration is the combined effect of higher direct costs and increased incentives offered in response to the market slowdown that begin in the latter months of 2022. Commissions and other sales costs of $82.8 million increased $17.3 million due to higher spend on commissions and advertising costs. General and administrative expenses of $47.5 million in the three months ended March 31, 2023 increased due to severance-related costs and higher spend on technology and insurance, compared to $40.0 million in the prior year quarter. Earnings before income taxes for the first quarter of 2023 of $165.3 million decreased $120.6 million year over year from $285.9 million in 2022. The lower effective income tax rate of 20.6% compared to 24.0% in 2022 reflects the benefit from earned eligible energy tax credits on qualifying homes under the Inflation Reduction Act ("IRA") enacted in August 2022. The decrease in year-over-year profitability partially offset by a lower tax rate, resulted in net earnings of $131.3 million in the first quarter of 2023 versus $217.3 million in the first quarter of 2022.

Home orders of 3,487 for the quarter ended March 31, 2023 were 10.0% lower than the first quarter of 2022, which was our highest quarterly orders volume in Company history. Order volume declined despite a 4.2% increase in average active communities due to relatively softer demand, resulting in a 14.3% decline in orders pace to 4.2 per month compared to 4.9 per month in 2022. We exceeded our orders pace target of 3 - 4 homes per month in the first quarter of 2023 due to the availability of move-in ready homes and a combination of price cuts, mortgage interest rate locks and buy downs, and other incentives tailored to the customer expectations in each of our markets. Our cancellation rate declined to 15% sequentially in the first quarter of 2023 from 39% in the fourth quarter of 2022, returning to a normalized rate. Home order value decreased 14.8% year-over-year, to $1.5 billion during the three months ended March 31, 2023, versus $1.8 billion in the same period of 2022, due to the lower volume as well as a 5.3% decrease in ASP on orders. The lower ASP on orders was due to offering increased incentives to alleviate homebuyer concerns of affordability. We ended the first quarter of 2023 with 3,922 homes in backlog valued at $1.8 billion, a decrease in units and value of 41.4% and 42.0%, respectively, from March 31, 2022. The decrease in backlog units is due to an 86.9% backlog conversion rate combined with lower order volume in the first quarter of 2023.

We ended the first quarter of 2023 with 278 active communities, up from 268 at March 31, 2022 and up sequentially from 271 at December 31, 2022. We purchased approximately 2,100 lots for $89.1 million, spent $221.0 million on land development and started construction on 2,462 homes during the three months ended March 31, 2023.

In recognition of our ongoing efforts to improve the energy efficiency of our homes, we were awarded the 2023 ENERGY STAR® Partner of the Year for Sustained Excellence by the Environmental Protection Agency during the first quarter of 2023, making us a ten-time recipient of this award since 2013.
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
Our focus on growing our community count and market share includes the following strategic initiatives:
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
In addition to these strategic initiatives, we also remain committed to the following:
•Carefully managing our liquidity and a strong balance sheet; we ended the first quarter with a 22.1% debt-to-capital ratio and a 4.5% net debt-to-capital ratio;
•Maximizing returns to our shareholders through improved financial performance, dividend payments and share repurchases;
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
Critical Accounting Estimates
The critical accounting estimates that we deem to involve the most difficult, subjective or complex judgments include valuation of real estate and cost of home closings, warranty reserves and valuation of deferred tax assets. There have been no significant changes to our critical accounting estimates during the three months ended March 31, 2023 compared to those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our 2022 Annual Report on Form 10-K.

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

	Three Months Ended March 31,		Quarter over Quarter
	2023	2022	Change $	Change %
Home Closing Revenue
Total
Dollars	$1,261,923	$1,245,456	$16,467	1.3%
Homes closed	2,897	2,858	39	1.4%
Average sales price	$435.6	$435.8	$(0.2)	—%
West Region
Arizona
Dollars	$143,585	$198,095	$(54,510)	(27.5)%
Homes closed	355	458	(103)	(22.5)%
Average sales price	$404.5	$432.5	$(28.0)	(6.5)%
California
Dollars	$178,035	$187,410	$(9,375)	(5.0)%
Homes closed	270	275	(5)	(1.8)%
Average sales price	$659.4	$681.5	$(22.1)	(3.2)%
Colorado
Dollars	$95,702	$77,919	$17,783	22.8%
Homes closed	160	131	29	22.1%
Average sales price	$598.1	$594.8	$3.3	0.6%
West Region Totals
Dollars	$417,322	$463,424	$(46,102)	(9.9)%
Homes closed	785	864	(79)	(9.1)%
Average sales price	$531.6	$536.4	$(4.8)	(0.9)%
Central Region - Texas
Central Region Totals
Dollars	$424,880	$347,828	$77,052	22.2%
Homes closed	1,048	873	175	20.0%
Average sales price	$405.4	$398.4	$7.0	1.8%
East Region
Florida
Dollars	$170,856	$168,075	$2,781	1.7%
Homes closed	427	438	(11)	(2.5)%
Average sales price	$400.1	$383.7	$16.4	4.3%
Georgia
Dollars	$59,541	$56,434	$3,107	5.5%
Homes closed	142	127	15	11.8%
Average sales price	$419.3	$444.4	$(25.1)	(5.6)%
North Carolina
Dollars	$120,065	$119,004	$1,061	0.9%
Homes closed	309	297	12	4.0%
Average sales price	$388.6	$400.7	$(12.1)	(3.0)%
South Carolina
Dollars	$27,628	$39,713	$(12,085)	(30.4)%
Homes closed	87	121	(34)	(28.1)%
Average sales price	$317.6	$328.2	$(10.6)	(3.2)%
Tennessee
Dollars	$41,631	$50,978	$(9,347)	(18.3)%
Homes closed	99	138	(39)	(28.3)%
Average sales price	$420.5	$369.4	$51.1	13.8%
East Region Totals
Dollars	$419,721	$434,204	$(14,483)	(3.3)%
Homes closed	1,064	1,121	(57)	(5.1)%
Average sales price	$394.5	$387.3	$7.2	1.9%

	Three Months Ended March 31,		Quarter over Quarter
	2023	2022	Change $	Change %
Home Orders (1)
Total
Dollars	$1,506,893	$1,767,710	$(260,817)	(14.8)%
Homes ordered	3,487	3,874	(387)	(10.0)%
Average sales price	$432.1	$456.3	$(24.2)	(5.3)%
West Region
Arizona
Dollars	$268,238	$240,007	$28,231	11.8%
Homes ordered	704	550	154	28.0%
Average sales price	$381.0	$436.4	$(55.4)	(12.7)%
California
Dollars	$272,674	$247,343	$25,331	10.2%
Homes ordered	420	346	74	21.4%
Average sales price	$649.2	$714.9	$(65.7)	(9.2)%
Colorado
Dollars	$95,024	$125,999	$(30,975)	(24.6)%
Homes ordered	162	209	(47)	(22.5)%
Average sales price	$586.6	$602.9	$(16.3)	(2.7)%
West Region Totals
Dollars	$635,936	$613,349	$22,587	3.7%
Homes ordered	1,286	1,105	181	16.4%
Average sales price	$494.5	$555.1	$(60.6)	(10.9)%
Central Region - Texas
Central Region Totals
Dollars	$420,521	$548,567	$(128,046)	(23.3)%
Homes ordered	1,073	1,296	(223)	(17.2)%
Average sales price	$391.9	$423.3	$(31.4)	(7.4)%
East Region
Florida
Dollars	$156,787	$226,914	$(70,127)	(30.9)%
Homes ordered	376	572	(196)	(34.3)%
Average sales price	$417.0	$396.7	$20.3	5.1%
Georgia
Dollars	$82,760	$100,891	$(18,131)	(18.0)%
Homes ordered	195	220	(25)	(11.4)%
Average sales price	$424.4	$458.6	$(34.2)	(7.5)%
North Carolina
Dollars	$126,758	$163,008	$(36,250)	(22.2)%
Homes ordered	333	373	(40)	(10.7)%
Average sales price	$380.7	$437.0	$(56.3)	(12.9)%
South Carolina
Dollars	$35,473	$52,656	$(17,183)	(32.6)%
Homes ordered	106	154	(48)	(31.2)%
Average sales price	$334.7	$341.9	$(7.2)	(2.1)%
Tennessee
Dollars	$48,658	$62,325	$(13,667)	(21.9)%
Homes ordered	118	154	(36)	(23.4)%
Average sales price	$412.4	$404.7	$7.7	1.9%
East Region Totals
Dollars	$450,436	$605,794	$(155,358)	(25.6)%
Homes ordered	1,128	1,473	(345)	(23.4)%
Average sales price	$399.3	$411.3	$(12.0)	(2.9)%
(1)Home orders for any period represent the aggregate sales price of all homes ordered, net of cancellations. We do not include orders contingent upon the sale of a customer’s existing home or a mortgage pre-approval as a sales contract until the contingency is removed.

	Three Months Ended March 31,
	2023		2022
	Ending	Average	Ending	Average
Active Communities
Total	278	274.5	268	263.5
West Region
Arizona	45	45.5	40	39.5
California	34	32.5	23	22.5
Colorado	17	17.0	18	17.5
West Region Totals	96	95.0	81	79.5
Central Region - Texas
Central Region Totals	82	81.5	75	74.0
East Region
Florida	32	30.5	41	41.0
Georgia	20	19.5	15	15.0
North Carolina	30	29.5	29	27.5
South Carolina	9	9.5	13	13.5
Tennessee	9	9.0	14	13.0
East Region Totals	100	98.0	112	110.0

	Three Months Ended March 31,
	2023	2022
Cancellation Rates (1)
Total	15%	10%
West Region
Arizona	13%	12%
California	13%	12%
Colorado	16%	9%
West Region Totals	13%	12%
Central Region - Texas
Central Region Totals	17%	11%
East Region
Florida	17%	4%
Georgia	18%	12%
North Carolina	16%	7%
South Carolina	11%	11%
Tennessee	7%	4%
East Region Totals	15%	7%
(1)Cancellation rates are computed as the number of canceled units for the period divided by the gross sales units for the same period.

	At March 31,		Quarter over Quarter
	2023	2022	Change $	Change %
Order Backlog (1)
Total
Dollars	$1,763,832	$3,038,927	$(1,275,095)	(42.0)%
Homes in backlog	3,922	6,695	(2,773)	(41.4)%
Average sales price	$449.7	$453.9	$(4.2)	(0.9)%
West Region
Arizona
Dollars	$328,996	$535,586	$(206,590)	(38.6)%
Homes in backlog	834	1,237	(403)	(32.6)%
Average sales price	$394.5	$433.0	$(38.5)	(8.9)%
California
Dollars	$272,550	$331,321	$(58,771)	(17.7)%
Homes in backlog	412	464	(52)	(11.2)%
Average sales price	$661.5	$714.1	$(52.6)	(7.4)%
Colorado
Dollars	$74,589	$246,932	$(172,343)	(69.8)%
Homes in backlog	127	406	(279)	(68.7)%
Average sales price	$587.3	$608.2	$(20.9)	(3.4)%
West Region Totals
Dollars	$676,135	$1,113,839	$(437,704)	(39.3)%
Homes in backlog	1,373	2,107	(734)	(34.8)%
Average sales price	$492.5	$528.6	$(36.1)	(6.8)%
Central Region - Texas
Central Region Totals
Dollars	$419,822	$973,828	$(554,006)	(56.9)%
Homes in backlog	988	2,301	(1,313)	(57.1)%
Average sales price	$424.9	$423.2	$1.7	0.4%
East Region
Florida
Dollars	$356,130	$411,478	$(55,348)	(13.5)%
Homes in backlog	781	1,002	(221)	(22.1)%
Average sales price	$456.0	$410.7	$45.3	11.0%
Georgia
Dollars	$107,070	$136,266	$(29,196)	(21.4)%
Homes in backlog	255	296	(41)	(13.9)%
Average sales price	$419.9	$460.4	$(40.5)	(8.8)%
North Carolina
Dollars	$142,034	$269,898	$(127,864)	(47.4)%
Homes in backlog	365	641	(276)	(43.1)%
Average sales price	$389.1	$421.1	$(32.0)	(7.6)%
South Carolina
Dollars	$26,939	$57,643	$(30,704)	(53.3)%
Homes in backlog	77	166	(89)	(53.6)%
Average sales price	$349.9	$347.2	$2.7	0.8%
Tennessee
Dollars	$35,702	$75,975	$(40,273)	(53.0)%
Homes in backlog	83	182	(99)	(54.4)%
Average sales price	$430.1	$417.4	$12.7	3.0%
East Region Totals
Dollars	$667,875	$951,260	$(283,385)	(29.8)%
Homes in backlog	1,561	2,287	(726)	(31.7)%
Average sales price	$427.9	$415.9	$12.0	2.9%
(1)Our backlog represents net home orders that have not closed.

Operating Results

Companywide. In the first quarter of 2023, we achieved our highest first quarter home closing revenue and volume in Company history of 2,897 closings valued at $1.3 billion, compared to 2,858 closings valued at $1.2 billion in the prior year. Despite entering the 2023 first quarter with lower backlog than the prior period, home closing volume increased 1.4% over the first quarter of 2022 as we successfully sold and closed a high volume of homes in the same quarter, reflecting our availability of move-in ready inventory. The increase in volume translated to a 1.3% improvement in home closing revenue, as ASP on closings was flat year-over-year. Despite a 4.2% increase in average active communities, home order volume declined by 10.0% to 3,487 homes as compared to 3,874 homes in the first quarter of 2022. Home order value of $1.5 billion declined 14.8% from the first quarter of 2022, due to the decrease in order volume and a 5.3% lower ASP on orders. The first quarter 2023 orders pace of 4.2 per month exceeded our target orders pace of 3 - 4 homes per month, although down from 4.9 per month in the same period of 2022. Sequentially from the fourth quarter of 2022, orders pace increased notably in every market and returned to historical levels as homebuyers acclimated to the higher interest rates and we adjusted pricing and offered different types of incentives to find the market clearing price. Community count increased 3.7% year-over-year, ending the first quarter with 278 actively selling communities at March 31, 2023, up from 268 at March 31, 2022 and also up sequentially from 271 at December 31, 2022. We plan to return to a community count of 300 by the end of 2023. The quarter ended with 3,922 homes in backlog valued at $1.8 billion, compared to 6,695 units valued at $3.0 billion at March 31, 2022, due to the lower order volume and a high backlog conversion rate during the first quarter of 2023.
West. The West Region generated $417.3 million in home closing revenue on 785 homes in the first quarter of 2023, down from $463.4 million and 864 homes in the prior year period. The 9.1% decrease in volume was the mixed result of declines in Arizona and California, while Colorado grew closing volume. Colorado was the most impacted by the elevated cancellations in the last half of 2022, but experienced some stabilization in the first quarter of 2023. Home closing revenue decreased 9.9% due to the lower volume and a 0.9% decrease in ASP on closings. The West Region had the largest decline in ASP on closings in the Company, as it experienced some of the most significant price increases over the past few years and accordingly has required the steepest sales price adjustments to find the market. Home orders in the first quarter 2023 of 1,286 increased 16.4% over the prior year, driven entirely by the 19.5% increase in average active communities. The cancellation rate of 13% in the West Region is a return to historical normal levels, although Colorado continues to be slightly elevated. ASP on orders declined 10.9% as the West Region adjusted pricing to meet market demand. The increased volume and lower ASPs resulted in a 3.7% increase in home order value to $635.9 million in the first quarter of 2023, up from $613.3 million in the prior year. The West Region ended the first quarter of 2023 with 1,373 homes in backlog valued at $676.1 million, down from 2,107 units valued at $1.1 billion at March 31, 2022, due to a lower order volume and a 90.0% backlog conversion rate.
Central. The Central Region, made up of our Texas markets, was the only region to grow both home closing revenue and volume in the first quarter of 2023. With a 20.0% increase in volume to 1,048 homes, and a 1.8% increase in ASP on closings, home closing revenue grew 22.2% to $424.9 million, up from $347.8 million in 2022. Despite a 10.1% increase in average active communities, home order volume decreased 17.2% to 1,073 homes in the first quarter of 2023. The decline is partially due to the Region's slightly elevated cancellation rate of 17%, although sequentially it is down significantly from the fourth quarter 2022 rate of 43%. The lower demand caused a 24.1% decrease in orders pace to 4.4 homes per month, which is still well above our target pace of 3 to 4 homes. The lower order volume combined with a 7.4% decrease in ASP on orders drove a decrease in order value of 23.3%, to $420.5 million in the first quarter of 2023, from $548.6 million in the prior year quarter. The Central Region ended the quarter with 988 units in backlog valued at $419.8 million, down 57.1% and 56.9%, respectively, compared to March 31, 2022.
East. During the three months ended March 31, 2023, the East Region closed 1,064 homes for $419.7 million, compared to 1,121 closings and $434.2 million in home closing revenue in the comparable prior year period. The 5.1% decrease in volume was partially offset by a 1.9% increase in ASP on closings, resulting in a 3.3% decrease in home closing revenue. With 10.9% fewer average active communities and a 15.6% decline in orders pace to 3.8 per month, home orders fell 23.4% to 1,128 in the first quarter of 2023 from 1,473 in the prior year. The cancellation rate increased to 15% in the first quarter of 2023 from 7% in the first quarter of 2022, but is down significantly sequentially from 31% in the fourth quarter of 2022. Home order value of $450.4 million decreased 25.6% from $605.8 million in the prior year period due to the decreased volume and a 2.9% reduction in ASPs. The East Region ended the quarter with 31.7% fewer units in backlog of 1,561 homes in backlog valued at $667.9 million compared to 2,287 homes valued at $951.3 million at March 31, 2022 due to the lower home order volume and a backlog conversion rate of 71.1% during the first quarter of 2023 as the result of a high number of spec homes being sold and closed in the first quarter of 2023.

Land Closing Revenue and Gross Profit
From time to time, we may sell certain lots or land parcels to other homebuilders, developers or investors if we feel the sale will provide a greater economic benefit to us than continuing home construction or where we are looking to diversify our land positions in a specific geography or divest of assets that no longer align with our strategy. As a result of such sales, we recognized land closing revenue of $17.4 million and $41.5 million for the three months ending March 31, 2023 and 2022, respectively, and profit of $1.4 million and $10.8 million for the three months ending March 31, 2023 and 2022, respectively.
Other Operating Information (dollars in thousands)

	Three Months Ended March 31,
	2023		2022
	Dollars	Percent of Home Closing Revenue	Dollars	Percent of Home Closing Revenue
Home Closing Gross Profit (1)
Total	$282,461	22.4%	$377,649	30.3%

West	$74,087	17.8%	$143,759	31.0%

Central	$105,710	24.9%	$104,405	30.0%

East	$102,664	24.5%	$129,485	29.8%

(1)Home closing gross profit represents home closing revenue less cost of home closings, including impairments, if any. Cost of home closings includes land and associated development costs, direct home construction costs, an allocation of common community costs (such as architectural, legal and zoning costs), interest, sales tax, impact fees, warranty, construction overhead and closing costs.
Companywide. Gross profit for the first quarter of 2023 was $282.5 million, with a margin of 22.4%. This is a 790 basis point decline compared to 30.3% in the first quarter of 2022 resulting from the combined impact of increased sales incentives and continued elevated direct costs, including interest rate locks and buy-downs. Our use of mortgage rate locks and buy-downs did not begin to impact our home closing gross margins until the back half of 2022.
West. The West Region delivered home closing gross margin of 17.8% for the first quarter of 2023 versus 31.0% in the first quarter of 2022. As previously discussed, the West Region experienced steep price appreciation over the past few years, causing significant levels of homebuyer hesitancy when interest rates rose. To find the market clearing price, the West Region offered significant price cuts and incentives. These aggressive sales incentives combined with a shift in product mix and the continued elevated direct costs led to the West Region's decline in home closing gross margin year-over-year.
Central. In the first quarter of 2023, the Central Region's home closing gross margin of 24.9% declined 510 basis points from 30.0% in the prior year quarter. The Central Region's gross margin was negatively impacted by sales incentives that largely began in the second half of 2022, combined with persistent elevated direct costs.
East. The East Region home closing gross margin of 24.5% in the first quarter of 2023 declined 530 basis points from 29.8% for the comparable 2022 period. Similar to the other Regions, the home closing gross margin deterioration is due to the increased sales incentives and continued elevated direct costs that have impacted the homebuilding industry nationwide.
Financial Services Profit (in thousands)

	Three Months Ended March 31,
	2023	2022
Financial services profit	$2,923	$3,334
Financial services profit represents the net profit of our financial services operations, including the operating profit generated by our wholly-owned title and insurance companies, Carefree Title Agency, Inc. and Meritage Homes Insurance Agency, respectively, as well as our portion of earnings from a mortgage joint venture. Financial services profit was $2.9 million and $3.3 million for the three months ended March 31, 2023 and 2022, respectively.

Selling, General and Administrative Expenses and Other Expenses (dollars in thousands)

	Three Months Ended March 31,
	2023	2022
Commissions and other sales costs	$(82,846)	$(65,540)
Percent of home closing revenue	6.6%	5.3%
General and administrative expenses	$(47,519)	$(39,995)
Percent of home closing revenue	3.8%	3.2%
Interest expense	$—	$(41)
Other income/(expense), net	$8,844	$(317)
Provision for income taxes	$(34,002)	$(68,629)

Commissions and Other Sales Costs. Commissions and other sales costs are comprised of internal and external commissions and related sales and marketing expenses such as advertising and sales office costs. These costs increased $17.3 million to $82.8 million in the three months ended March 31, 2023, primarily resulting from higher commissions as well as increased advertising activities, reflecting the current market dynamics. Commissions and other sales costs were 6.6% of home closing revenue in the first quarter of 2023, up 130 basis points from 5.3% as home closing revenue was relatively flat year-over-year.

General and Administrative Expenses. General and administrative expenses represent corporate and divisional overhead expenses such as salaries and bonuses, occupancy, insurance and travel expenses. For the three months ended March 31, 2023, general and administrative expenses were $47.5 million, $7.5 million higher than the 2022 period, due primarily to severance-related expenses and increased spending on technology and insurance. As a percentage of home closing revenue, general and administrative expenses increased 60 basis points to 3.8% in the first quarter of 2023.
Interest Expense. Interest expense is comprised of interest incurred, but not capitalized, on our senior notes, other borrowings, and our Credit Facility. We recognized no interest expense for the three months ended March 31, 2023 as all interest was capitalized. Interest expense was $41,000 for the same period in 2022.
Other Income/(Expense), Net. Other income, net, primarily consists of (i) sublease income, (ii) interest earned on our cash and cash equivalents, (iii) payments and awards related to legal settlements and (iv) our portion of pre-tax income or loss from non-financial services joint ventures. Other income, net of $8.8 million for the three ended March 31, 2023 increased from an expense of $0.3 million in the prior year, primarily due to a higher interest rate on a higher cash balance.
Income Taxes. Our effective tax rate was 20.6% and 24.0% for the three months ended March 31, 2023 and 2022, respectively. The lower tax rate for the three months ended March 31, 2023 reflects energy-efficient homes tax credits on qualifying homes under the Internal Revenue Code ("IRC") §45L energy-efficient homes federal tax credit from the IRA that was enacted in August 2022. There were no such credits available in the first quarter of 2022.

Liquidity and Capital Resources
Overview
We have historically generated cash and funded our operations primarily from cash flows from operating activities. Additional sources of funds may include additional debt or equity financing and borrowing capacity under our Credit Facility. We exercise strict controls and believe we have a prudent strategy for Company-wide cash management, including those related to cash outlays for land acquisition and development and spec home construction. Our principal uses of cash include acquisition and development of land and lots, home construction, operating expenses, share repurchases and the payment of interest, routine liabilities and dividends. We also opportunistically repurchase our common stock and, from time to time, our senior notes.
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
Short-term Liquidity and Capital Resources
Over the course of the next twelve months, we expect that our primary demand for funds will be for the construction of homes, as well as acquisition and development of both new and existing lots, operating expenses, including general and administrative expenses, interest and dividend payments and common stock repurchases. We expect to meet these short-term liquidity requirements primarily through our cash and cash equivalents on hand and the net cash flows provided by our operations.
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
Long-term Liquidity and Capital Resources
Beyond the next twelve months, our principal demands for funds will be for the construction of homes, land acquisition and development activities needed to maintain our lot supply and active community count, payments of principal and interest on our senior notes as they become due or mature, payments of dividends and common stock repurchases. We expect our existing and future generated cash will be adequate to fund our ongoing operating activities as well as providing capital for investment in future land purchases and related development activities. To the extent the sources of capital described above are insufficient to meet our long-term cash needs, we may also conduct additional public offerings of our securities, refinance or secure new debt or dispose of certain assets to fund our operating activities. There can be no assurances that we would be able to obtain such additional capital on terms acceptable to us, if at all, and such additional equity or debt financing could dilute the interests of our existing stockholders or increase our interest costs.
Material Cash Requirements
We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact both short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on our unaudited consolidated balance sheets as of March 31, 2023, while others are considered future commitments for materials or services not yet provided. Our contractual obligations primarily consist of principal and interest payments on our senior notes, loans payable and other borrowings, including our Credit Facility, letters of credit and surety bonds and operating leases. We have no debt maturities until 2025. We also have requirements for certain short-term lease commitments, funding working capital needs of our existing unconsolidated joint ventures and other purchase obligations in the normal course of business. Other material cash requirements include land acquisition and development costs, home construction costs and operating expenses, including our selling, general and administrative expenses, as previously discussed. We plan to fund these commitments primarily with cash flows generated by operations, but may also utilize additional debt or equity financing and borrowing capacity under our Credit Facility. Our maximum exposure to loss on our purchase and option agreements is generally limited to non-refundable deposits and capitalized or committed pre-acquisition costs.
For information about our loans payable and other borrowings, including our Credit Facility, and senior notes, reference is made to Notes 5 and 6 in the notes to our unaudited consolidated financial statements included in this report and are incorporated by reference herein. For information about our lease obligations, reference is made to Note 4 in the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2022.
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
We do not engage in commodity trading or other similar activities. We had no derivative financial instruments at March 31, 2023 or December 31, 2022.

Operating Cash Flow Activities
During the three months ended March 31, 2023 and 2022, net cash provided by operating activities totaled $124.5 million and $12.2 million, respectively. Operating cash flows in the first quarter of 2023 benefited from cash generated by net earnings of $131.3 million. Operating cash flows in the first quarter of 2022 benefited from cash generated by net earnings of $217.3 million and an increase in accounts payable and accrued liabilities of $115.9 million due to timing of payments for routine transactions, offset by a $283.9 million increase in real estate assets and a $52.1 million increase in other receivables, prepaids and other assets due to the purchase of fixed rate interest locks for eligible buyers in our backlog.
Investing Cash Flow Activities
During the three months ended March 31, 2023 and 2022, net cash used in investing activities totaled $8.7 million and $6.2 million, respectively. Cash used in investing activities for both periods is mainly attributable to the purchases of property and equipment.
Financing Cash Flow Activities
During the three months ended March 31, 2023 and 2022, net cash used in financing activities totaled $20.1 million and $103.9 million, respectively. The net cash used in financing activities in 2023 includes $9.9 million of dividends paid and $10.0 million in share repurchases. The net cash used in financing activities in 2022 primarily reflects $99.3 million in share repurchases. See 'Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds' for more information about our authorized share repurchase program.

We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. Debt-to-capital and net debt-to-capital are calculated as follows (dollars in thousands):

	As of
	March 31, 2023	December 31, 2022
Senior notes, net, loans payable and other borrowings	$1,150,755	$1,150,647
Stockholders’ equity	4,067,210	3,949,611
Total capital	$5,217,965	$5,100,258
Debt-to-capital (1)	22.1%	22.6%
Senior notes, net, loans payable and other borrowings	$1,150,755	$1,150,647
Less: cash and cash equivalents	(957,210)	(861,561)
Net debt	193,545	289,086
Stockholders’ equity	4,067,210	3,949,611
Total net capital	$4,260,755	$4,238,697
Net debt-to-capital (2)	4.5%	6.8%

(1)Debt-to-capital is computed as senior notes, net and loans payable and other borrowings divided by the aggregate of total senior notes, net, loans payable and other borrowings and stockholders' equity.
(2)Net debt-to-capital is considered a non-GAAP financial measure, and is computed as net debt divided by the aggregate of net debt and stockholders' equity. Net debt is comprised of total senior notes, net and loans payable and other borrowings, less cash and cash equivalents. The most directly comparable GAAP financial measure is the ratio of debt-to-capital. We believe the ratio of net debt-to-capital is a relevant financial measure for investors to understand the leverage employed in our operations and as an indicator of our ability to obtain financing.

On February 16, 2023, our Board of Directors approved the initiation of a recurring quarterly cash dividend on common stock of $0.27 per share. The first dividend was paid on March 31, 2023 to shareholders of record as of the close of trading on March 15, 2023.

Credit Facility Covenants
Borrowings under the Credit Facility are unsecured, but availability is subject to, among other things, a borrowing base. The Credit Facility also contains certain financial covenants, including (a) a minimum tangible net worth requirement of $1.9 billion (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings), and (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 60%. In addition, we are required to maintain either (i) an interest coverage ratio (EBITDA to interest expense, as defined therein) of at least 1.50 to 1.00 or (ii) liquidity (as defined therein) of an amount not less than our consolidated interest incurred during the trailing 12 months. We were in compliance with all Credit Facility covenants as of March 31, 2023. Our actual financial covenant calculations as of March 31, 2023 are reflected in the table below.

Financial Covenant (dollars in thousands):	Covenant Requirement	Actual
Minimum Tangible Net Worth	> $2,630,039	$4,025,200
Leverage Ratio	< 60%	3.8%
Interest Coverage Ratio (1)	> 1.50	21.33
Minimum Liquidity (1)	> $60,416	$1,687,724
Investments other than defined permitted investments	< $1,207,560	$11,280

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
Our operations are interest rate sensitive. As overall housing demand is adversely affected by increases in interest rates, a significant increase in mortgage interest rates may negatively affect the ability of homebuyers to secure adequate financing or cause potential homebuyers with existing mortgages to choose to stay in their lower interest rate homes. Higher interest rates and/or rapidly increasing interest rates could adversely affect our revenue, gross margins, earnings and cancellation rates and would also increase our variable rate borrowing costs on our Credit Facility, if any. We do not enter into, or intend to enter into, derivative interest rate swap financial instruments for trading or speculative purposes.

Item 4.	Controls and Procedures
In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission ("SEC") is recorded, processed, summarized and reported on a timely basis, we have developed and implemented disclosure controls and procedures. Our management, with the participation of our CEO and CFO, has reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of March 31, 2023 (the “Evaluation Date”). Based on such evaluation, our management has concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective at a reasonable assurance level in ensuring that information that is required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item IA "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may eventually prove to materially adversely affect our business, financial condition and/or operating results. There have been no material changes in our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
On February 13, 2019, our Board of Directors authorized a new stock repurchase program, authorizing the expenditure of up to $100.0 million to repurchase shares of our common stock. On November 13, 2020, the Board of Directors authorized the expenditure of an additional $100.0 million to repurchase shares of our common stock under this program. On August 12, 2021, the Board of Directors authorized the expenditure of an additional $100.0 million to repurchase shares of our common stock under this program, which was announced on August 17, 2021. On May 19, 2022, the Board of Directors authorized the expenditure of an additional $200.0 million to repurchase shares of our common stock under this program, which was announced on May 25, 2022. There is no stated expiration for this program. The repurchases of the Company's shares may be made in the open market, in privately negotiated transactions, or otherwise. The timing and amount of repurchases, if any, will be determined by the Company's management at its discretion and be based on a variety of factors such as the market price of the Company's common stock, corporate and contractual requirements, prevailing market and economic conditions and legal requirements. The share repurchase program may be modified, suspended or discontinued at any time. As of March 31, 2023 there was $234.1 million available under this program to repurchase shares. We purchased 93,297 shares under the program during the three months ended March 31, 2023.

Period	Total Number of Shares Purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
January 1, 2023 - January 31, 2023	93,297	$107.18	93,297	$234,077,454
February 1, 2023 - February 28, 2023	—	$—	—	$234,077,454
March 1, 2023 - March 31, 2023	—	$—	—	$234,077,454
Total	93,297		93,297

Item 6.	Exhibits

Exhibit Number	Description	Page or Method of Filing
3.1	Restated Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3 of Form 8-K dated June 20, 2002

3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 10-Q for the quarter ended September 30, 1998

3.1.2	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated September 15, 2004

3.1.3	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders filed on April 10, 2006

3.1.4	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix B of the Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders filed on April 1, 2008

3.1.5	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Definitive Proxy Statement filed on January 9, 2009

3.2	Amended and Restated Bylaws of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated August 12, 2022

10.1	Meritage Homes Corporation Executive Severance Plan *	Filed herewith

10.2	Phillippe Lord - Notice of Approved 2023 Compensation*	Incorporated by reference to Exhibit 10.1 of Form 8-K dated February 20, 2023

10.3	Hilla Sferruzza - Notice of Approved 2023 Compensation*	Incorporated by reference to Exhibit 10.2 of Form 8-K dated February 20, 2023

10.4	Clint Szubinski - Notice of Approved 2023 Compensation*	Incorporated by reference to Exhibit 10.3 of Form 8-K dated February 20, 2023

10.5	Javier Feliciano - Notice of Approved 2023 Compensation*	Incorporated by reference to Exhibit 10.4 of Form 8-K dated February 20, 2023

10.6	Malissia Clinton - Notice of Approved 2023 Compensation*	Incorporated by reference to Exhibit 10.5 of Form 8-K dated February 20, 2023

22	List of Guarantor Subsidiaries	Incorporated by reference to Exhibit 22 of Form 10-K for the year ended December 31, 2022

31.1	Rule 13a-14(a)/15d-14(a) Certification of Phillippe Lord, Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Hilla Sferruzza, Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Furnished herewith

101.0	The following financial statements from the Meritage Homes Corporation Quarterly Report on Form 10-Q as of and for the three months ended March 31, 2023 were formatted in Inline XBRL (Extensible Business Reporting Language); (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Income Statements, (iii) Unaudited Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Consolidated Financial Statements.

104.0	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL and contained in exhibit 101.
*    Indicates a management contract or compensation plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERITAGE HOMES CORPORATION, a Maryland corporation

By:	/s/ HILLA SFERRUZZA
Hilla Sferruzza Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date:	April 28, 2023

INDEX OF EXHIBITS

3.1	Restated Articles of Incorporation of Meritage Homes Corporation

3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.2	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.3	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.4	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.5	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.2	Amended and Restated Bylaws of Meritage Homes Corporation

10.1	Meritage Homes Corporation Executive Severance Plan *

10.2	Phillippe Lord - Notice of Approved 2023 Compensation*

10.3	Hilla Sferruzza - Notice of Approved 2023 Compensation*

10.4	Clint Szubinski - Notice of Approved 2023 Compensation*

10.5	Javier Feliciano - Notice of Approved 2023 Compensation*

10.6	Malissia Clinton - Notice of Approved 2023 Compensation*

22	List of Guarantor Subsidiaries

31.1	Rule 13a-14(a)/15d-14(a) Certification of Phillippe Lord, Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Hilla Sferruzza, Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.0	The following financial statements from the Meritage Homes Corporation Quarterly Report on Form 10-Q as of and for the three months ended March 31, 2023 were formatted in Inline XBRL (Extensible Business Reporting Language); (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Income Statements, (iii) Unaudited Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Consolidated Financial Statements.

104.0	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL and contained in exhibit 101.
*    Indicates a management contract or compensation plan.