Form 10-Q
period 2023-06-30
Meritage Homes CORP
filed 2023-07-28
CIK 833079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by a checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Common shares outstanding as of July 24, 2023: 36,765,267

MERITAGE HOMES CORPORATION
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$1,163,243	$861,561
Other receivables	210,068	215,019
Real estate	4,348,600	4,358,263
Deposits on real estate under option or contract	70,984	76,729
Investments in unconsolidated entities	12,451	11,753
Property and equipment, net	47,312	38,635
Deferred tax assets, net	45,036	45,452
Prepaids, other assets and goodwill	167,947	164,689
Total assets	$6,065,641	$5,772,101
Liabilities
Accounts payable	$276,123	$273,267
Accrued liabilities	336,098	360,615
Home sale deposits	49,779	37,961
Loans payable and other borrowings	11,204	7,057
Senior notes, net	1,144,142	1,143,590
Total liabilities	1,817,346	1,822,490
Stockholders’ Equity
Preferred stock, par value $0.01. Authorized 10,000,000 shares; none issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock, par value $0.01. Authorized 125,000,000 shares; 36,765,267 and 36,571,393 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	368	366
Additional paid-in capital	328,277	327,878
Retained earnings	3,919,650	3,621,367
Total stockholders’ equity	4,248,295	3,949,611
Total liabilities and stockholders’ equity	$6,065,641	$5,772,101
See accompanying notes to unaudited consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Homebuilding:
Home closing revenue	$1,543,021	$1,408,947	$2,804,944	$2,654,403
Land closing revenue	24,379	3,434	41,764	44,912
Total closing revenue	1,567,400	1,412,381	2,846,708	2,699,315
Cost of home closings	(1,166,041)	(964,208)	(2,145,503)	(1,832,015)
Cost of land closings	(24,202)	(2,784)	(40,147)	(33,469)
Total cost of closings	(1,190,243)	(966,992)	(2,185,650)	(1,865,484)
Home closing gross profit	376,980	444,739	659,441	822,388
Land closing gross profit	177	650	1,617	11,443
Total closing gross profit	377,157	445,389	661,058	833,831
Financial Services:
Revenue	6,210	5,139	11,941	9,811
Expense	(2,972)	(2,581)	(6,039)	(5,093)
(Loss)/earnings from financial services unconsolidated entities and other, net	(5,795)	1,521	(5,536)	2,695
Financial services (loss)/profit	(2,557)	4,079	366	7,413
Commissions and other sales costs	(95,798)	(69,383)	(178,644)	(134,923)
General and administrative expenses	(52,140)	(47,932)	(99,659)	(87,927)
Interest expense	—	—	—	(41)
Other income/(expense), net	12,862	(458)	21,706	(775)
Earnings before income taxes	239,524	331,695	404,827	617,578
Provision for income taxes	(52,688)	(81,611)	(86,690)	(150,240)
Net earnings	$186,836	$250,084	$318,137	$467,338
Earnings per common share:
Basic	$5.08	$6.82	$8.67	$12.69
Diluted	$5.02	$6.77	$8.56	$12.55
Weighted average number of shares:
Basic	36,765	36,647	36,715	36,820
Diluted	37,191	36,962	37,149	37,239

See accompanying notes to unaudited consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net earnings	$318,137	$467,338
Adjustments to reconcile net earnings to net cash provided by/(used in) operating activities:
Depreciation and amortization	11,196	11,723
Stock-based compensation	10,401	10,045
Equity in earnings from unconsolidated entities	(2,882)	(2,145)
Distributions of earnings from unconsolidated entities	3,418	2,339
Other	2,148	(601)
Changes in assets and liabilities:
Decrease/(increase) in real estate	14,950	(729,450)
Decrease/(increase) in deposits on real estate under option or contract	5,491	(7,288)
Decrease/(increase) in other receivables, prepaids and other assets	8,962	(90,419)
(Decrease)/increase in accounts payable and accrued liabilities	(27,754)	113,421
Increase in home sale deposits	11,818	18,210
Net cash provided by/(used in) operating activities	355,885	(206,827)
Cash flows from investing activities:
Investments in unconsolidated entities	(1,277)	(5,653)
Distributions of capital from unconsolidated entities	43	—
Purchases of property and equipment	(21,134)	(12,852)
Proceeds from sales of property and equipment	228	247
Maturities/sales of investments and securities	750	1,032
Payments to purchase investments and securities	(750)	(1,032)
Net cash used in investing activities	(22,140)	(18,258)
Cash flows from financing activities:
Repayment of loans payable and other borrowings	(2,209)	(11,800)
Dividends paid	(19,854)	—
Repurchase of shares	(10,000)	(109,303)
Net cash used in financing activities	(32,063)	(121,103)
Net increase/(decrease) in cash and cash equivalents	301,682	(346,188)
Cash and cash equivalents, beginning of period	861,561	618,335
Cash and cash equivalents, end of period	$1,163,243	$272,147
See Supplemental Disclosure of Cash Flow Information in Note 13.
See accompanying notes to unaudited consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION
Organization. Meritage Homes Corporation ("Meritage Homes") is a leading designer and builder of single-family attached and detached homes. We primarily build in historically high-growth regions of the United States and offer a variety of entry-level and first move-up homes. We have operations in three regions: West, Central and East, which are comprised of ten states: Arizona, California, Colorado, Utah, Texas, Florida, Georgia, North Carolina, South Carolina, and Tennessee. We also operate a financial services reporting segment. In this segment, we offer title and escrow, mortgage, and insurance services. Carefree Title Agency, Inc. ("Carefree Title"), our wholly-owned title company, provides title insurance and closing/settlement services to our homebuyers in certain states. Managing our own title operations allows us greater control over the entire escrow and closing cycles in addition to generating additional revenue. Meritage Homes Insurance Agency, Inc. (“Meritage Insurance”), our wholly-owned insurance broker, works in collaboration with insurance companies nationwide to offer homeowners insurance and other insurance products to our homebuyers. Our financial services operation also provides mortgage services to our homebuyers through an unconsolidated joint venture.
We commenced our homebuilding operations in 1985 through our predecessor company, Monterey Homes. Meritage Homes Corporation was incorporated in the state of Maryland in 1988 under the name of Homeplex Mortgage Investments Corporation and merged with Monterey Homes in 1996, at which time our name was changed to Monterey Homes Corporation and later ultimately to Meritage Homes Corporation. Since that time, we have engaged in homebuilding and related activities. Meritage Homes Corporation operates as a holding company and has no independent assets or operations. Its homebuilding construction, development and sales activities are conducted through its subsidiaries. Our homebuilding activities are conducted under the name of Meritage Homes in each of our homebuilding markets. At June 30, 2023, we were actively selling homes in 291 communities, with base prices ranging from approximately $240,000 to $1,400,000.
Basis of Presentation. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022. The unaudited consolidated financial statements include the accounts of Meritage Homes and those of our consolidated subsidiaries, partnerships and other entities in which we have a controlling financial interest, and of variable interest entities (see Note 3) in which we are deemed the primary beneficiary (collectively, “us”, “we”, “our” and “the Company”). Intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of our results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for the full fiscal year.
Cash and Cash Equivalents. Liquid investments with an initial maturity of three months or less are classified as cash equivalents. Amounts in transit from title companies or closing agents for home closings of approximately $51.7 million and $161.5 million are included in Cash and cash equivalents at June 30, 2023 and December 31, 2022, respectively.
Real Estate. Real estate inventory is stated at cost unless the community or land is determined to be impaired, at which point the inventory is written down to fair value as required by Accounting Standards Codification (“ASC”) 360-10, Property, Plant and Equipment (“ASC 360-10”). Real estate inventory includes the costs of land acquisition, land development and home construction, capitalized interest, real estate taxes, and direct overhead costs incurred during development and home construction that benefit the entire community, less impairments, if any. Land and development costs are typically allocated and transferred to homes when home construction begins. Home construction costs are accumulated on a per-home basis, while selling and marketing costs are expensed as incurred. Cost of home closings includes the specific construction costs of the home and all related allocated land acquisition, land development and other common costs (both incurred and estimated to be incurred) that are allocated based upon the total number of homes expected to be closed in each community or phase. Any changes to the estimated total development costs of a community or phase are allocated to the remaining homes in that community or phase. When a home closes, we may have incurred costs for goods and services that have not yet been paid. We accrue a liability to capture such obligations in connection with the home closing which is charged directly to Cost of home closings.

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
Deposits. Deposits paid related to land option and purchase contracts are recorded and classified as Deposits on real estate under option or contract until the related land is purchased. Deposits are reclassified as a component of Real estate at the time the deposit is used to offset the acquisition price of the land based on the terms of the underlying agreements. To the extent they are non-refundable, deposits are expensed to Cost of home closings if the land acquisition is terminated or no longer considered probable. Since our acquisition contracts typically do not require specific performance, we do not consider such contracts to be contractual obligations to purchase the land and our total exposure under such contracts is limited to the loss of any non-refundable deposits and any related capitalized costs. Our Deposits on real estate under option or contract were $71.0 million and $76.7 million as of June 30, 2023 and December 31, 2022, respectively. See Note 3 for additional information related to Deposits on real estate.
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
The table below outlines our ROU assets and lease liabilities (in thousands):

	As of
	June 30, 2023	December 31, 2022
ROU assets	$21,787	$19,129
Lease liabilities	24,753	22,782
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
Surety Bonds and Letters of Credit. We provide surety bonds and letters of credit in support of our obligations relating to the development of our projects and other corporate purposes in lieu of cash deposits. The amount of these obligations outstanding at any time varies depending on the stage and level of our development activities. Surety bonds are generally not wholly released until all development activities under the bond are complete. In the event a bond or letter of credit is drawn upon, we would be obligated to reimburse the issuer for any amounts advanced under the bond or letter of credit. We believe it is unlikely that any significant amounts of these bonds or letters of credit will be drawn upon.
The table below outlines our surety bond and letter of credit obligations (in thousands):

	As of
	June 30, 2023		December 31, 2022
	Outstanding	Estimated work remaining to complete	Outstanding	Estimated work remaining to complete
Sureties:
Sureties related to owned projects and lots under contract	$968,729	$689,160	$926,928	$616,028
Total Sureties	$968,729	$689,160	$926,928	$616,028
Letters of Credit (“LOCs”):
LOCs for land development	35,056	N/A	49,442	N/A
LOCs for general corporate operations	5,000	N/A	5,000	N/A
Total LOCs	$40,056	N/A	$54,442	N/A

Accrued Liabilities. Accrued liabilities at June 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	As of
	June 30, 2023	December 31, 2022
Accruals related to real estate development and construction activities	$151,883	$139,447
Payroll and other benefits	76,642	110,338
Accrued interest	6,841	7,026
Accrued taxes	21,773	25,182
Warranty reserves	36,215	35,575
Lease liabilities	24,753	22,782
Other accruals	17,991	20,265
Total	$336,098	$360,615

Warranty Reserves. We provide home purchasers with limited warranties against certain building defects and we have certain obligations related to those post-construction warranties for closed homes. The specific terms and conditions of these limited warranties vary by state, but overall the nature of the warranties include a complete workmanship and materials warranty for the first year after the close of the home, a major mechanical warranty for two years after the close of the home and a structural warranty that typically extends up to 10 years after the close of the home. With the assistance of an actuary, we have estimated these reserves for the structural warranty based on the number of homes still under warranty and historical data and trends for our geographies. We may use industry data with respect to similar product types and geographic areas in markets where our experience is incomplete to draw a meaningful conclusion. We regularly review our warranty reserves and adjust them, as necessary, to reflect changes in trends as information becomes available. Based on such reviews of warranty costs incurred, we did not adjust the warranty reserve balance in the three or six months ended June 30, 2023 or 2022. Included in the warranty reserve balances at June 30, 2023 and December 31, 2022 are case-specific reserves for warranty matters, as discussed in Note 15.
A summary of changes in our warranty reserves follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022		2023	2022
Balance, beginning of period	$37,063	$26,667		$35,575	$26,264
Additions to reserve from new home deliveries	5,982	5,308		10,388	9,836
Warranty claims and recoveries	(6,830)	(538)	(1)	(9,748)	(4,663)	(1)
Adjustments to pre-existing reserves	—	—		—	—
Balance, end of period	$36,215	$31,437		$36,215	$31,437
(1)     Includes recoveries for costs incurred over several years on a foundation design and performance matter that affected a single community in Texas.
Warranty reserves are included in Accrued liabilities on the accompanying unaudited consolidated balance sheets, and additions and adjustments to the reserves are included in Cost of home closings within the accompanying unaudited consolidated income statements. These reserves are intended to cover costs associated with our contractual and statutory warranty obligations, which include, among other items, claims involving defective workmanship and materials. We believe that our total reserves, coupled with our contractual relationships and rights with our trades and the insurance we and our trades maintain, are sufficient to cover our general warranty obligations. However, unanticipated changes in regulatory, legislative, weather, environmental or other conditions could have an impact on our actual warranty costs, and future costs could differ significantly from our estimates.
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
Home closing and land closing revenue expected to be recognized in any future year related to remaining performance obligations (if any) and the associated contract liabilities expected to be recognized as revenue, excluding revenue pertaining to contracts that have an original expected duration of one year or less, is not material. Revenue from financial services includes estimated future insurance policy renewal commissions as our performance obligations are satisfied upon issuance of the initial policy with a third party broker. The related contract assets for these estimated future renewal commissions are not material at

June 30, 2023 and December 31, 2022. Our three sources of revenue are disaggregated by type in the accompanying unaudited consolidated income statements.
Recent Accounting Pronouncements.
There are no recent accounting pronouncements that are expected to have a material impact on our financial statements or financial statement disclosures.

NOTE 2 — REAL ESTATE AND CAPITALIZED INTEREST
Real estate consists of the following (in thousands):

	As of
	June 30, 2023	December 31, 2022
Homes under contract under construction (1)	$987,983	$822,428
Unsold homes, completed and under construction (1)	932,984	1,155,543
Model homes (1)	113,919	97,198
Finished home sites and home sites under development (2) (3)	2,313,714	2,283,094
Total	$4,348,600	$4,358,263

(1)Includes the allocated land and land development costs associated with each lot for these homes.
(2)Includes raw land, land held for development and land held for sale, less impairments, if any. We do not capitalize interest for inactive assets, and all ongoing costs of land ownership (i.e. property taxes, homeowner association dues, etc.) are expensed as incurred.
(3)Includes land held for sale of $8.6 million and $66.8 million as of June 30, 2023 and December 31, 2022, respectively.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Capitalized interest, beginning of period	$62,452	$59,082	$60,169	$56,253
Interest incurred	15,144	15,171	30,174	30,384
Interest expensed	—	—	—	(41)
Interest amortized to cost of home and land closings	(16,518)	(12,794)	(29,265)	(25,137)
Capitalized interest, end of period	$61,078	$61,459	$61,078	$61,459

NOTE 3 — VARIABLE INTEREST ENTITIES AND CONSOLIDATED REAL ESTATE NOT OWNED
We enter into purchase and option agreements for land or lots as part of the normal course of business. These purchase and option agreements enable us to acquire properties at one or multiple future dates at pre-determined prices. We believe these acquisition structures allow us to better leverage our balance sheet and reduce our financial risk associated with land acquisitions. In accordance with ASC 810, Consolidation, we evaluate all purchase and option agreements for land to determine whether they are a variable interest entity ("VIE"), and if so, whether we are the primary beneficiary. Although we do not have legal title to the underlying land, if we are the primary beneficiary we are required to consolidate the VIE in our financial statements and reflect its assets and liabilities as Real estate not owned and Liabilities related to real estate not owned, respectively. As a result of our analyses, we determined that as of June 30, 2023 and December 31, 2022, we were not the primary beneficiary of any VIEs from which we have acquired rights to land or lots under option contracts.

The table below presents a summary of our lots under option at June 30, 2023 (dollars in thousands):

	Projected Number of Lots	Purchase Price	Option/ Earnest Money Deposits–Cash
Purchase and option contracts recorded on balance sheet as Real estate not owned	—	$—	$—
Option contracts — non-refundable deposits, committed (1)	6,890	400,805	37,672
Purchase contracts — non-refundable deposits, committed (1)	5,408	154,591	19,930
Purchase and option contracts —refundable deposits, committed	2,109	158,893	2,035
Total committed	14,407	714,289	59,637
Purchase and option contracts — refundable deposits, uncommitted (2)	21,171	779,805	11,347
Total lots under contract or option	35,578	$1,494,094	$70,984
Total purchase and option contracts not recorded on balance sheet (3)	35,578	$1,494,094	$70,984	(4)

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
(4)Amount is reflected on the accompanying unaudited consolidated balance sheets in Deposits on real estate under option or contract as of June 30, 2023.
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

NOTE 4 - INVESTMENTS IN UNCONSOLIDATED ENTITIES
We may enter into joint ventures as a means of accessing larger parcels of land, expanding our market opportunities, managing our risk profile, optimizing deal structure for the impacted parties and leveraging our capital. While purchasing land through a joint venture can be beneficial, currently we do not view joint ventures as critical to the success of our homebuilding operations. Our joint venture partners generally are other homebuilders, land sellers or other real estate investors. We generally do not have a controlling interest in these ventures, which means our joint venture partners could cause the venture to take actions we disagree with or fail to take actions we believe should be undertaken, including the sale of the underlying property to repay debt or recoup all or part of the partners' investments. Based on the structure of these joint ventures, they may or may not be consolidated into our results. As of June 30, 2023, we had two active equity-method land joint ventures and one mortgage joint venture, which is engaged in mortgage activities and primarily provides services to our homebuyers.

Summarized condensed combined financial information related to unconsolidated joint ventures that are accounted for using the equity method was as follows (in thousands):

	As of
	June 30, 2023	December 31, 2022
Assets:
Cash	$3,114	$3,389
Real estate	20,301	17,965
Other assets	5,720	11,653
Total assets	$29,135	$33,007
Liabilities and equity:
Accounts payable and other liabilities	$5,313	$11,397
Equity of:
Meritage (1)	11,637	10,356
Other	12,185	11,254
Total liabilities and equity	$29,135	$33,007

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$11,710	$9,840	$21,226	$19,078
Costs and expenses	(9,099)	(7,936)	(17,450)	(16,208)
Net earnings of unconsolidated entities	$2,611	$1,904	$3,776	$2,870
Meritage’s share of pre-tax earnings (1) (2)	$1,536	$1,208	$2,882	$2,192

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
(2)Our share of pre-tax earnings/(loss) from our mortgage joint venture is recorded in (Loss)/earnings from financial services unconsolidated entities and other, net on the accompanying unaudited consolidated income statements. Our share of pre-tax earnings/(loss) from all other joint ventures is recorded in Other income/(expense), net on the accompanying unaudited consolidated income statements and excludes joint venture profit related to lots we purchased from the joint ventures, if any. Such profit is deferred until homes are delivered by us and title passes to a homebuyer.

NOTE 5 — LOANS PAYABLE AND OTHER BORROWINGS
Loans payable and other borrowings consist of the following (in thousands):

	As of
	June 30, 2023	December 31, 2022
Other borrowings, real estate notes payable (1)	$11,204	$7,057
$835.0 million unsecured revolving credit facility	—	—
Total	$11,204	$7,057
(1)Reflects balance of non-recourse notes payable in connection with land purchases.
The Company entered into an amended and restated unsecured revolving credit facility agreement ("Credit Facility") in 2014 that has been amended from time to time. In June 2023, the Credit Facility was amended to increase the facility size to $835.0 million, extend the maturity date to June 2, 2028, amend the accordion feature to permit the facility to increase by up to fifty percent of the facility size, increase the letter of credit sublimit up to the maximum size of the facility, eliminate the liquidity and interest coverage covenant and adjust certain covenant basket amounts. The Credit Facility's aggregate commitment is $835.0 million with an accordion feature permitting the size of the facility to increase to a maximum of $1.3 billion, subject to certain conditions, including the availability of additional bank commitments. Borrowings under the Credit Facility bear interest at the Company's option, at either (1) term SOFR (based on 1, 3, or 6 month interest periods, as selected by the Company) plus a 10 basis point adjustment plus an applicable margin (ranging from 125 basis points to 175 basis points (the "applicable margin")) based on the Company's leverage ratio as determined in accordance with a pricing grid, (2) the higher of (i) the prime lending rate ("Prime"), (ii) an overnight bank rate plus 50 basis points and (iii) term SOFR (based on a 1 month interest period) plus a 10 basis point adjustment plus 1%, in each case plus a margin ranging from 25 basis points to 75 basis points based on the Company's leverage in accordance with a pricing grid, or (3) daily simple SOFR plus a 10 basis point adjustment plus the applicable margin. At June 30, 2023, the interest rate on outstanding borrowings under the Credit Facility would have been 6.490% per annum, calculated in accordance with option (1) discussed previously and using the 1 month term SOFR. We are obligated to pay a fee on the undrawn portion of the Credit Facility at a rate equal to the applicable margin then in effect.
The Credit Facility also contains certain financial covenants, including (a) a minimum tangible net worth requirement of $2.8 billion (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings), and (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 60%. We were in compliance with all Credit Facility covenants as of June 30, 2023.
We had no outstanding borrowings under the Credit Facility as of June 30, 2023 and December 31, 2022. There were no borrowings or repayments under the Credit Facility during the three and six months ended June 30, 2023 and 2022. As of June 30, 2023, we had outstanding letters of credit issued under the Credit Facility totaling $40.1 million, leaving $794.9 million available under the Credit Facility to be drawn.

NOTE 6 — SENIOR NOTES, NET
Senior notes, net consist of the following (in thousands):

	As of
	June 30, 2023	December 31, 2022
6.00% senior notes due 2025. At June 30, 2023 and December 31, 2022 there was approximately $1,568 and $1,977 in net unamortized premium, respectively.	401,568	401,977
5.125% senior notes due 2027	300,000	300,000
3.875% senior notes due 2029	450,000	450,000
Net debt issuance costs	(7,426)	(8,387)
Total	$1,144,142	$1,143,590
The indentures for all of our senior notes contain non-financial covenants including, among others, limitations on the amount of secured debt we may incur, and limitations on sale and leaseback transactions and mergers. We were in compliance with all such covenants as of June 30, 2023.
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
Financial Instruments: The fair value of our fixed-rate debt is derived from quoted market prices by independent dealers (Level 2 inputs as per the discussion above) and is as follows (in thousands):

	As of
	June 30, 2023		December 31, 2022
	Aggregate Principal	Estimated Fair Value	Aggregate Principal	Estimated Fair Value
6.00% senior notes due 2025	$400,000	$399,000	$400,000	$397,520
5.125% senior notes due 2027	$300,000	$287,040	$300,000	$283,500
3.875% senior notes due 2029	$450,000	$397,125	$450,000	$380,610
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

NOTE 8 — EARNINGS PER SHARE
Basic and diluted earnings per common share were calculated as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Basic weighted average number of shares outstanding	36,765	36,647	36,715	36,820
Effect of dilutive securities:
Unvested restricted stock	426	315	434	419
Diluted average shares outstanding	37,191	36,962	37,149	37,239
Net earnings	$186,836	$250,084	$318,137	$467,338
Basic earnings per share	$5.08	$6.82	$8.67	$12.69
Diluted earnings per share	$5.02	$6.77	$8.56	$12.55

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

A summary of the carrying amount of goodwill follows (in thousands):

	West	Central	East	Financial Services	Corporate	Total
Balance at December 31, 2022	$—	$—	$32,962	$—	$—	$32,962
Additions	—	—	—	—	—	—
Balance at June 30, 2023	$—	$—	$32,962	$—	$—	$32,962

NOTE 10 — STOCKHOLDERS’ EQUITY
A summary of changes in stockholders’ equity is presented below (in thousands):

	Six Months Ended June 30, 2023
	(In thousands)
	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2022	36,571	$366	$327,878	$3,621,367	$3,949,611
Net earnings	—	—	—	131,301	131,301
Stock-based compensation expense	—	—	6,225	—	6,225
Issuance of stock	287	3	(3)	—	—
Dividends declared	—	—	—	(9,927)	(9,927)
Share repurchases	(93)	(1)	(9,999)	—	(10,000)
Balance at March 31, 2023	36,765	$368	$324,101	$3,742,741	$4,067,210
Net earnings	—	—	—	186,836	186,836
Stock-based compensation expense	—	—	4,176	—	4,176
Dividends declared	—	—	—	(9,927)	(9,927)
Balance at June 30, 2023	36,765	$368	$328,277	$3,919,650	$4,248,295

	Six Months Ended June 30, 2022
	(In thousands)
	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2021	37,341	$373	$414,841	$2,629,175	$3,044,389
Net earnings	—	—	—	217,254	217,254
Stock-based compensation expense	—	—	5,975	—	5,975
Issuance of stock	392	4	(4)	—	—
Share repurchases	(1,038)	(10)	(99,293)	—	(99,303)
Balance at March 31, 2022	36,695	$367	$321,519	$2,846,429	$3,168,315
Net earnings	—	—	—	250,084	250,084
Stock-based compensation expense	—	—	4,070	—	4,070
Share repurchases	(128)	(1)	(9,999)	—	(10,000)
Balance at June 30, 2022	36,567	366	315,590	3,096,513	3,412,469
During the three months ended June 30, 2023, our Board of Directors approved, and we paid, a quarterly cash dividend on common stock of $0.27 per share. Quarterly dividends declared and paid during the six months ended June 30, 2023 totaled $0.54 per share. There were no such transactions in the three and six months ended June 30, 2022.

NOTE 11 — STOCK BASED AND DEFERRED COMPENSATION

We have a stock compensation plan, the Meritage Homes Corporation 2018 Stock Incentive Plan (the “2018 Plan"), that was approved by our Board of Directors and our stockholders and adopted in May 2018. In May 2023, the Board of Directors and stockholders approved an amendment to the Plan to increase the number of shares available for issuance by 800,000. The 2018 Plan is administered by our Board of Directors and allows for the grant of stock appreciation rights, restricted stock awards, restricted stock units, performance share awards and performance-based awards in addition to non-qualified and incentive stock options. All available shares from expired, terminated, or forfeited awards that remained under prior plans were merged into and became available for grant under the 2018 Plan. The 2018 Plan authorizes awards to officers, key employees, non-employee directors and consultants. The 2018 Plan authorizes 7,400,000 shares of stock to be awarded, of which 1,308,894 shares remain available for grant at June 30, 2023. We believe that such awards provide a means of long-term compensation to attract and retain qualified employees and better align the interests of our employees with those of our stockholders. Non-vested stock awards are usually granted with a five-year ratable vesting period for employees, a three-year cliff vesting for both restricted stock and performance-based awards granted to senior executive officers and either a three-year cliff vesting or one-year vesting for non-employee directors, dependent on their start date.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock-based compensation expense	$4,176	$4,070	$10,401	$10,045
Non-vested shares granted	2,100	—	180,412	264,862
Performance-based non-vested shares granted	—	—	42,964	40,004
Performance-based shares issued in excess of target shares granted (1)	—	—	26,167	37,146
Restricted stock awards vested (includes performance-based awards)	—	—	287,171	392,160
(1)Performance-based shares that vested and were issued as a result of performance achievement exceeding the originally established targeted number of shares related to respective performance metrics.
The following table includes additional information regarding our stock compensation plan (dollars in thousands):

	As of
	June 30, 2023	December 31, 2022
Unrecognized stock-based compensation cost	$36,709	$29,187
Weighted average years expense recognition period	2.12	1.98
Total equity awards outstanding (1)	739,109	803,769
(1)Includes unvested restricted stock awards, restricted stock units and performance-based awards (assuming 100%/target payout).
We also offer a non-qualified deferred compensation plan ("deferred compensation plan") to highly compensated employees in order to allow them additional pre-tax income deferrals above and beyond the limits that qualified plans, such as 401(k) plans, impose on highly compensated employees. We do not currently offer a contribution match on the deferred compensation plan. All contributions to the plan to date have been funded by the employees and, therefore, we have no associated expense related to the deferred compensation plan for the three and six months ended June 30, 2023 or 2022, other than minor administrative costs.

NOTE 12 — INCOME TAXES
Components of the income tax provision are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Federal	$41,831	$67,118	$68,271	$123,463
State	10,857	14,493	18,419	26,777
Total	$52,688	$81,611	$86,690	$150,240

The effective tax rate for the three and six months ended June 30, 2023 was 22.0% and 21.4%, and for the three and six months ended June 30, 2022 was 24.6% and 24.3%, respectively. The lower tax rate for the three and six months ended June 30, 2023 reflects the increased §45L energy-efficient homes federal tax credit on qualifying homes under the Internal Revenue Code ("IRC") enacted in the Inflation Reduction Act ("IRA") in August 2022. There were no such credits available in the first six months of 2022.

The IRA retroactively extended the IRC §45L energy-efficient homes federal tax credit to homes delivered from January 1, 2022 through December 31, 2032, modified the energy standards required to qualify for the tax credit and increased the per-home credit amount starting in 2023. Among other provisions, the IRA also created a 15% corporate alternative minimum tax on certain profits and a 1% excise tax on net stock repurchases. The alternative minimum tax and excise tax were effective for us on January 1, 2023 and did not have a material impact on our consolidated financial statements for the three and six months ended June 30, 2023.

At June 30, 2023 and December 31, 2022, we have no unrecognized tax benefits. We believe our current income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change. Our policy is to accrue interest and penalties on unrecognized tax benefits and include them in the provision for income taxes.
We determine our deferred tax assets and liabilities in accordance with ASC 740, Income Taxes. We evaluate our deferred tax assets, including the benefit from net operating losses ("NOLs"), by jurisdiction to determine if a valuation allowance is required. This evaluation considers, among other matters, the nature, frequency and severity of cumulative losses, forecasts of future profitability, the length of statutory carry forward periods, experiences with operating losses and experiences of utilizing tax credit carry forwards and tax planning alternatives. We have no NOLs or credit carryovers, and determined that no valuation allowance on our deferred tax assets is necessary at June 30, 2023.
At June 30, 2023, we have $11.0 million in income taxes payable and no income taxes receivable. The income taxes payable primarily consists of current federal and state tax accruals, net of current energy tax credits and estimated tax payments and is recorded in Accrued liabilities on the accompanying unaudited consolidated balance sheets at June 30, 2023.
We conduct business and are subject to tax in the U.S. both federally and in several states. With few exceptions, we are no longer subject to U.S. federal, state, or local income tax examinations by taxing authorities for years prior to 2018. We have one state income tax examination covering various years pending resolution at this time.

NOTE 13 — SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
The following table presents certain supplemental cash flow information (in thousands):

	Six Months Ended June 30,
	2023	2022
Cash paid during the year for:
Interest, net of interest capitalized	$(934)	$(1,282)
Income taxes paid	$86,587	$168,464
Non-cash operating activities:
Real estate acquired through notes payable	$6,356	$9,861

NOTE 14 — OPERATING AND REPORTING SEGMENTS
We operate with two principal business segments: homebuilding and financial services. As defined in ASC 280-10, Segment Reporting, we have ten homebuilding operating segments. The homebuilding segments are engaged in the business of acquiring and developing land, constructing homes, marketing and selling those homes and providing warranty and customer services. We aggregate our homebuilding operating segments into reporting segments based on similar long-term economic characteristics and geographical proximity. Our three reportable homebuilding segments are as follows:

West:	Arizona, California, Colorado and Utah
Central:	Texas
East:	Florida, Georgia, North Carolina, South Carolina and Tennessee
Management’s evaluation of segment performance is based on homebuilding segment operating income, which we define as home and land closing revenue less cost of home and land closings, including land development and other land sales costs, commissions and other sales costs, and other general and administrative costs incurred by or allocated to each segment, including impairments. Each reportable segment follows the same accounting policies described in Note 1, “Organization and Basis of Presentation.” Operating results for each segment may not be indicative of the results for such segment had it been an independent, stand-alone entity for the periods presented.

The following segment information is in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Homebuilding revenue (1):
West	$528,977	$487,803	$963,114	$982,309
Central	458,709	424,036	884,159	779,660
East	579,714	500,542	999,435	937,346
Consolidated total	$1,567,400	$1,412,381	$2,846,708	$2,699,315
Homebuilding segment operating income:
West	$52,283	$115,403	$91,092	$236,259
Central	83,491	100,203	148,782	175,463
East	103,517	119,395	164,393	212,943
Total homebuilding segment operating income	239,291	335,001	404,267	624,665
Financial services segment profit	(2,557)	4,079	366	7,413
Corporate and unallocated costs (2)	(10,072)	(6,927)	(21,512)	(13,684)
Interest expense	—	—	—	(41)
Other income/(expense), net	12,862	(458)	21,706	(775)
Earnings before income taxes	$239,524	$331,695	$404,827	$617,578

(1)Homebuilding revenue includes the following land closing revenue, by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Land closing revenue:
West	$9,760	$1,725	$26,575	$32,807
Central	1,908	1,709	2,478	9,505
East	12,711	—	12,711	2,600
Total	$24,379	$3,434	$41,764	$44,912
(2)Balance consists primarily of corporate costs and shared service functions such as finance and treasury that are not allocated to the homebuilding or financial services reporting segments.

	At June 30, 2023
	West		Central		East		Financial Services	Corporate and Unallocated		Total
Deposits on real estate under option or contract	$14,119		$8,962		$47,903		$—	$—		$70,984
Real estate	1,708,328		1,204,692		1,435,580		—	—		4,348,600
Investments in unconsolidated entities	74		2,847		8,697		—	833		12,451
Other assets	52,887	(1)	223,378	(2)	105,512	(3)	1,821	1,250,008	(4)	1,633,606
Total assets	$1,775,408		$1,439,879		$1,597,692		$1,821	$1,250,841		$6,065,641

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

NOTE 15 — COMMITMENTS AND CONTINGENCIES
We are involved in various routine legal and regulatory proceedings, including, without limitation, claims and litigation alleging construction defects. In general, the proceedings are incidental to our business, and most exposure is subject to and should be covered by warranty and indemnity obligations of our consultants and subcontractors. Additionally, some such claims are also covered by insurance. With respect to the majority of pending litigation matters, our ultimate legal and financial responsibility, if any, cannot be estimated with certainty and, in most cases, any potential material losses related to these matters are not considered probable. Historically, most disputes regarding warranty claims are resolved prior to litigation. We believe there are no pending legal or warranty matters as of June 30, 2023 that could have a material adverse impact upon our consolidated financial condition, results of operations or cash flows that have not been sufficiently reserved.

As discussed in Note 1 under the heading “Warranty Reserves”, we have case specific reserves within our $36.2 million of total warranty reserves related to alleged stucco defects in certain homes we constructed predominantly between 2006 and 2017 and HVAC condensation issues in limited geographies for homes constructed and delivered in 2021 and the first half of 2022. Our review and handling of these matters is ongoing and our estimate of and reserves for resolving them is based on internal data, our judgment and various assumptions and estimates. Due to the degree of judgment and the potential for variability in our underlying assumptions and data, as we obtain additional information, we may revise our estimate and thus our related reserves. As of June 30, 2023, after considering potential recoveries from the consultants and contractors involved and their insurers and the potential recovery under our general liability insurance policies, we believe our reserves are sufficient to cover the above mentioned matter. See Note 1 for information related to our warranty obligations.

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
The words “believe,” “expect,” “anticipate,” “forecast,” “plan,” “intend,” “may,” “will,” “should,” “could,” “estimate,” "target," and “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. All statements we make other than statements of historical fact are forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Forward-looking statements in this Annual Report include statements concerning our belief that we have ample liquidity; our goals, strategies and strategic initiatives including our all-spec strategy and the anticipated benefits relating thereto; our intentions and the expected benefits and advantages of our product and land positioning strategies, including with respect to our focus on the first-time and first move-up home buyer and housing demand for affordable homes; the benefits of and our intentions to use options to acquire land; our positions and our expected outcome relating to litigation and regulatory proceedings in general; our intentions to pay quarterly dividends; the sustainability of our tax positions; that we may repurchase our debt and equity securities; our non-use of derivative financial instruments; expectations regarding our industry and our business for the remainder of 2023 and beyond; the demand for and the pricing of our homes; our land and lot acquisition strategy (including that we will redeploy cash to acquire well-positioned finished lots and that we may participate in joint ventures or opportunities outside of our existing markets if opportunities arise and the benefits relating thereto); that we may expand into new markets; the availability of labor and materials for our operations; that we may seek additional debt or equity capital; our expectation that existing guarantees, letters of credit and performance and surety bonds will not be drawn on; the sufficiency of our insurance coverage and legal and warranty reserves; the outcome of pending litigation; the sources and sufficiency of our capital resources to support our business strategy; the sufficiency of our land pipeline; the impact of new accounting standards and changes in accounting estimates; trends and expectations concerning future demand for homes, home construction cycle times, sales prices, sales orders, cancellations, construction and materials costs and availability, gross margins, land costs, community counts and profitability and future home supply and inventories; our future cash needs and sources, and the impact of seasonality.

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
Overview and Outlook

The second quarter of 2023 continued to see increased new home demand similar with the first quarter of this year as compared to the latter half of 2022. Homebuyers have begun to acclimate to higher interest rates and their previous hesitancy to purchase a home during uncertain economic conditions has adjusted accordingly. Despite the normalization of higher interest rates, homebuyers are still looking for assistance with monthly mortgage affordability, primarily in the form of interest rate locks or buy-downs. While there is a continuing lack of visibility in the economy, demand has been healthy in 2023. We expect the housing undersupply in the resale market and favorable demographics to provide a strong long-term runway for future homebuying demand, particularly for affordable, quick move-in homes, and believe that our all-spec strategy with a commitment to finding the market price will allow us to meet the demand and continue to grow our market share.

Production costs continue to be elevated due to persistent inflation but have come down slightly from the second quarter of 2022. We expect that over the long term, costs will decline and cycle times will continue to shorten and stabilize as the homebuilding market returns to normal levels. We reduced our construction cycle time by over three weeks for new home starts in the second quarter of 2023 as compared to the first quarter, nearing our historical averages.
Summary Company Results

We achieved record second quarter home closing revenue and units volume of $1.5 billion on 3,490 homes, up from $1.4 billion on 3,221 homes closed in the second quarter of 2022. The 9.5% increase in home closing revenue year-over-year was driven primarily by the 8.4% higher volume and aided by a 1.1% increase in average sales price ("ASP") on closings. ASP on closings improved despite increased incentives due to a favorable mix of closings in higher-priced markets. Second quarter home closing gross margin declined to 24.4% for home closing gross profit of $377.0 million compared to 31.6% and $444.7 million, respectively, in the second quarter of 2022. The margin deterioration is due primarily to the increased incentives offered in response to the market slowdown that began in 2022. Financial services loss of $2.6 million in the second quarter of 2023, as compared to profit of $4.1 million in 2022, reflects $7.9 million of charges taken for unused prepaid interest rate locks that expired during the period. Commissions and other sales costs of $95.8 million in the three months ended June 30, 2023 increased $26.4 million due to higher home closing revenue and higher broker commission rates paid in response to current market conditions. General and administrative expenses of $52.1 million in the three months ended June 30, 2023 were 3.4% of home closing revenue, consistent with the same period in 2022. Other income, net of $12.9 million increased from a net expense of $0.5 million in the prior year primarily due to the higher interest rate earned on a larger cash balance. Earnings before income taxes for the second quarter of 2023 of $239.5 million decreased $92.2 million year over year from $331.7 million in 2022. The lower effective income tax rate of 22.0% compared to 24.6% in 2022 reflects the benefit from earned eligible energy tax credits on qualifying homes under the Inflation Reduction Act ("IRA") enacted in August 2022. The decrease in year-over-year profitability partially offset by a lower tax rate, resulted in net earnings of $186.8 million in the second quarter of 2023 versus $250.1 million in the second quarter of 2022.

Similar to the second quarter, 5.1% higher home closing volume led to a 5.7% improvement in home closing revenue for the six months ended June 20, 2023 versus 2022. Home closing gross margin of 23.5% declined 750 basis points year over year, for a $162.9 million decrease in home closing gross profit. Lower gross margin, profitability and a lower effective tax rate of 21.4% led to net income of $318.1 million for the six months ended June 30, 2023, compared to $467.3 million for the 2022 period.

Home orders of 3,340 for the quarter ended June 30, 2023 were 11.3% lower than the second quarter of 2022 on a relatively flat average active community count, reflecting an 11.4% decrease in orders pace to 3.9 per month compared to 4.4 in 2022. The lower orders pace in the second quarter of 2023 was primarily from the timing of community openings and closings with a disproportionate share of closings in the first month of the quarter and openings in the last month of the quarter. Home order value decreased 18.5% year-over-year, to $1.5 billion during the three months ended June 30, 2023, versus $1.8 billion in the same period of 2022, due to the lower volume as well as an 8.1% decrease in ASP on orders. The lower ASP on orders year over year is due to increased incentives to assist homebuyer affordability, primarily related to interest rates. Our cancellation rate returned to a more normalized 12% in the second quarter of 2023, down sequentially from 15% in the first quarter of 2023 and 13% in the second quarter of 2022.

Similar to the second quarter, for the six months ended June 30, 2023, home orders and home order value decreased 10.7% and 16.7%, respectively, over the prior year, with a cancellation rate of 13% compared to 11% for the prior year period. We ended the second quarter of 2023 with 3,772 homes in backlog valued at $1.7 billion, decreases of 47.9% and 50.9%, respectively, from June 30, 2022. The decrease in backlog units is due to an 89.0% backlog conversion rate during the second quarter of 2023 combined with lower order volume.

We ended the second quarter of 2023 with 291 active communities, down from 303 at June 30, 2023 although up sequentially from 278 at March 31, 2023. We purchased approximately 5,700 lots for $241.6 million, spent $477.0 million on land development and started construction on 6,558 homes during the six months ended June 30, 2023.

Company Positioning
We believe that the investments in our new communities designed for the first-time and first move-up homebuyer, our commitment to being primarily an all-spec builder, and industry-leading innovation in energy-efficient product offerings and automation, create a differentiated strategy that has aided us in our growth in the highly competitive new home market.
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
•Leveraging and expanding on technological solutions through digital offerings to our customers, such as our virtual home tours, interactive maps, digital financial services offerings and online warranty portal; and
•Increasing homeowner satisfaction by offering healthier, energy-efficient homes that come equipped with a suite of home automation standard features. Our efforts were recognized in the second quarter of 2023 with the 2023 ENERGY STAR® Residential New Construction Market Leader Award from the Environmental Protection Agency.
In addition to these strategic initiatives, we also remain committed to the following:
•Carefully managing our liquidity and a strong balance sheet; we ended the second quarter with a 21.4% debt-to-capital ratio and a (0.2)% net debt-to-capital ratio;
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
Critical Accounting Estimates
The critical accounting estimates that we deem to involve the most difficult, subjective or complex judgments include valuation of real estate and cost of home closings, warranty reserves and valuation of deferred tax assets. There have been no significant changes to our critical accounting estimates during the six months ended June 30, 2023 compared to those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our 2022 Annual Report on Form 10-K.

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

Home Closing Revenue	Three Months Ended June 30,		Quarter over Quarter
	2023	2022	Change $	Change %
Total
Dollars	$1,543,021	$1,408,947	$134,074	9.5%
Homes closed	3,490	3,221	269	8.4%
Average sales price	$442.1	$437.4	$4.7	1.1%
West Region
Dollars	$519,217	$486,078	$33,139	6.8%
Homes closed	997	925	72	7.8%
Average sales price	$520.8	$525.5	$(4.7)	(0.9)%
Central Region
Dollars	$456,801	$422,327	$34,474	8.2%
Homes closed	1,094	1,048	46	4.4%
Average sales price	$417.6	$403.0	$14.6	3.6%
East Region
Dollars	$567,003	$500,542	$66,461	13.3%
Homes closed	1,399	1,248	151	12.1%
Average sales price	$405.3	$401.1	$4.2	1.0%

	Six Months Ended June 30,		Quarter over Quarter
	2023	2022	Change $	Change %
Total
Dollars	$2,804,944	$2,654,403	$150,541	5.7%
Homes closed	6,387	6,079	308	5.1%
Average sales price	$439.2	$436.7	$2.5	0.6%
West Region
Dollars	$936,539	$949,502	$(12,963)	(1.4)%
Homes closed	1,782	1,789	(7)	(0.4)%
Average sales price	$525.6	$530.7	$(5.1)	(1.0)%
Central Region
Dollars	$881,681	$770,155	$111,526	14.5%
Homes closed	2,142	1,921	221	11.5%
Average sales price	$411.6	$400.9	$10.7	2.7%
East Region
Dollars	$986,724	$934,746	$51,978	5.6%
Homes closed	2,463	2,369	94	4.0%
Average sales price	$400.6	$394.6	$6.0	1.5%

Home Orders (1)	Three Months Ended June 30,		Quarter over Quarter
	2023	2022	Change $	Change %
Total
Dollars	$1,474,713	$1,809,870	$(335,157)	(18.5)%
Homes ordered	3,340	3,767	(427)	(11.3)%
Average sales price	$441.5	$480.5	$(39.0)	(8.1)%
West Region
Dollars	$515,325	$632,227	$(116,902)	(18.5)%
Homes ordered	990	1,075	(85)	(7.9)%
Average sales price	$520.5	$588.1	$(67.6)	(11.5)%
Central Region
Dollars	$440,377	$491,394	$(51,017)	(10.4)%
Homes ordered	1,065	1,096	(31)	(2.8)%
Average sales price	$413.5	$448.4	$(34.9)	(7.8)%
East Region
Dollars	$519,011	$686,249	$(167,238)	(24.4)%
Homes ordered	1,285	1,596	(311)	(19.5)%
Average sales price	$403.9	$430.0	$(26.1)	(6.1)%

	Six Months Ended June 30,		Quarter over Quarter
	2023	2022	Change $	Change %
Total
Dollars	$2,981,606	$3,577,580	$(595,974)	(16.7)%
Homes ordered	6,827	7,641	(814)	(10.7)%
Average sales price	$436.7	$468.2	$(31.5)	(6.7)%
West Region
Dollars	$1,151,261	$1,245,576	$(94,315)	(7.6)%
Homes ordered	2,276	2,180	96	4.4%
Average sales price	$505.8	$571.4	$(65.6)	(11.5)%
Central Region
Dollars	$860,898	$1,039,961	$(179,063)	(17.2)%
Homes ordered	2,138	2,392	(254)	(10.6)%
Average sales price	$402.7	$434.8	$(32.1)	(7.4)%
East Region
Dollars	$969,447	$1,292,043	$(322,596)	(25.0)%
Homes ordered	2,413	3,069	(656)	(21.4)%
Average sales price	$401.8	$421.0	$(19.2)	(4.6)%

(1)Home orders for any period represent the aggregate sales price of all homes ordered, net of cancellations. We do not include orders contingent upon the sale of a customer’s existing home or a mortgage pre-approval as a sales contract until the contingency is removed.

Order Backlog (1)	At June 30,		Quarter over Quarter
	2023	2022	Change $	Change %
Total
Dollars	$1,687,536	$3,438,853	$(1,751,317)	(50.9)%
Homes in backlog	3,772	7,241	(3,469)	(47.9)%
Average sales price	$447.4	$474.9	$(27.5)	(5.8)%
West Region
Dollars	$669,636	$1,259,771	$(590,135)	(46.8)%
Homes in backlog	1,366	2,257	(891)	(39.5)%
Average sales price	$490.2	$558.2	$(68.0)	(12.2)%
Central Region
Dollars	$401,601	$1,042,689	$(641,088)	(61.5)%
Homes in backlog	959	2,349	(1,390)	(59.2)%
Average sales price	$418.8	$443.9	$(25.1)	(5.7)%
East Region
Dollars	$616,299	$1,136,393	$(520,094)	(45.8)%
Homes in backlog	1,447	2,635	(1,188)	(45.1)%
Average sales price	$425.9	$431.3	$(5.4)	(1.3)%

(1)Our backlog represents net home orders that have not closed.

Active Communities and Cancellation Rates

Active Communities	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	Ending	Average	Ending	Average	Ending	Average	Ending	Average
Total	291	284.5	303	285.5	291	280.1	303	276.9
West Region	98	97.0	107	94.0	98	96.0	107	88.7
Central Region	82	82.0	80	77.5	82	81.7	80	76.1
East Region	111	105.5	116	114.0	111	102.4	116	112.1

Cancellation Rates (2)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total	12%	13%	13%	11%
West Region	15%	17%	14%	14%
Central Region	11%	17%	14%	14%
East Region	9%	7%	12%	7%

(2)Cancellation rates are computed as the number of canceled units for the period divided by the gross sales units for the same period.

Operating Results

Companywide. We had our highest second quarter home closing revenue and volume in Company history, improving 9.5% and 8.4%, respectively, over prior year, with 3,490 closings valued at $1.5 billion for the three months ended June 30, 2023, compared to 3,221 closings valued at $1.4 billion in 2022. Despite entering the 2023 second quarter with lower backlog than prior year, home closing volume increased 8.4% over the second quarter of 2022 due to a backlog conversion rate of 89.0%, as compared to 48.1% in the prior second quarter period. Home order volume declined by 11.3% to 3,340 homes as compared to 3,767 homes in the second quarter of 2022, primarily due to an 11.4% decline in orders pace of 3.9 per month, down from 4.4 per month in the same period of 2022. Home order value of $1.5 billion declined 18.5% from the second quarter of 2022 due to the decrease in order volume combined with an 8.1% lower ASP on orders as we increased incentives to meet the market's need for affordability impacted by successive interest rate hikes. Order cancellations of 12% for the second quarter of 2023 improved slightly from 13% in the second quarter of 2022 and are in line with historical averages for the Company.

For the six months ended June 30, 2023, home closing volume increased 5.1% to 6,387 closings, which combined with a 0.6% year-over-year increase in ASP on closings led to home closing revenue of $2.8 billion, up 5.7% from $2.7 billion in the prior year period. Similar to the second quarter, home order volume of 6,827 was down 10.7% from prior year due to a 10.9% decrease in orders pace that was partially offset by a 1.2% increase in average active communities. As demand returns to normalized levels, our 2023 year-to-date orders pace of 4.1 homes per month was down from the elevated pace of 4.6 in 2022 but still exceeded our target of 4 homes per month. The lower order volume and a 6.7% decrease in ASP on orders led to 16.7% decrease in order value of $3.0 billion. We ended the second quarter of 2023 with 291 actively selling communities, down from 303 June 30, 2022 but up sequentially from 278 at March 31, 2023. The quarter ended with 3,772 homes in backlog valued at $1.7 billion, compared to 7,241 units valued at $3.4 billion at June 30, 2022, due to entering the quarter with fewer homes in backlog, higher home closing volume, higher backlog conversion rate and lower orders.
West. The West Region generated $519.2 million in home closing revenue on 997 homes in the second quarter of 2023, up from $486.1 million on 925 homes in the prior year period. The 7.8% increase in volume resulted in a 6.8% increase in home closing revenue, as ASP on closings decreased 0.9% due to higher incentives. Home orders in the second quarter of 2023 of 990 were down 7.9% from 1,075 in the prior year, despite a 3.2% increase in average active communities due to a 10.5% decrease in orders pace to 3.4 homes per month from 3.8 per month in 2022. Home order value of $515.3 million for the second quarter of 2023 decreased 18.5% from prior year, due to the decrease in order volume coupled with lower ASP. The West Region had some of the most significant price increases over the past few years and accordingly has required the steepest sales price adjustments to find the market clearing price. In response, we have increased incentives in the Region, resulting in an 11.5% decrease in ASP on orders. The West Region cancellation rate of 15% in the second quarter of 2023 improved from 17% in the prior year.
For the six months ended June 30, 2023, home closing revenue of $936.5 million decreased 1.4% due to slight declines in both home closing volume and ASP on closings. Home closing volume gains in both California and Colorado were offset by a decrease in Arizona, and all markets experienced a decrease in ASP on closings. Order volume in the West Region increased 4.4% year-to-date due entirely to an 8.2% increase in the average number of actively selling communities, as year-to-date orders pace decreased 2.4% to 4.0 homes per month. ASP on orders decreased 11.5%, and home order value of $1.2 billion was down 7.6% from the combined effect of higher volume and lower ASPs. The year-to-date cancellation rate of 14% is consistent with the prior year period. The West Region ended the second quarter of 2023 with 1,366 homes in backlog valued at $669.6 million, compared to 2,257 units valued at $1.3 billion at June 30, 2022, decreases of 39.5% and 46.8%, respectively.
Central. The Central Region closed 1,094 homes in the three months ended June 30, 2023, up 4.4% from 1,048 in 2022. Home closing revenue of $456.8 million increased 8.2%, driven by the increased volume and a 3.6% increase in ASP on closings from geographic mix. Home order volume decreased 2.8% to 1,065 homes in the second quarter of 2023, despite a 5.8% increase in average active communities, due to an 8.5% decrease in orders pace to 4.3 homes per month. Demand remains high in the Central Region, although is returning closer to normalized levels in 2023 from the elevated pace of 4.7 per month in the second quarter of 2022. The lower order volume combined with a 7.8% decrease in ASP on orders drove a decrease in order value of 10.4%, to $440.4 million in the second quarter of 2023, from $491.4 million in the prior year quarter. The Central Region had significant improvement in its cancellation rate of 11% in the second quarter of 2023, down year over year and sequentially from 17% in both the second quarter of 2022 and the first quarter of 2023.
Year-to-date results in the Central Region were similar to those of the second quarter. For the six months ended June 30, 2023, home closing revenue of $881.7 million on 2,142 home closings increased and 14.5% and 11.5%, respectively. Orders and ASP on orders both declined year-over-year, down 10.6% and 7.4%, respectively, resulting in a 17.2% decrease in order value of $860.9 million on 2,138 homes. Order volume was lower due to a 15.4% decrease in orders pace, as the Region increased their average active community count by 7.4%. While orders pace decreased compared to prior year, the Central Region orders pace exceeded our target of 4 homes per month at 4.4, down from an elevated 5.2 in 2022. The year-to-date cancellation rate of 14% is consistent with prior year. The Central Region ended the quarter with 959 units in backlog valued at $401.6 million, down 59.2% and 61.5%, respectively, compared to June 30, 202.
East. During the three months ended June 30, 2023, the East Region closed 1,399 homes for $567.0 million, compared to 1,248 closings and $500.5 million in home closing revenue in the comparable prior year period. The 12.1% increase in volume due to improved backlog conversion and closings from our new markets in 2023, coupled with a 1.0% increase in ASP on closings resulted in 13.3% higher home closing revenue. With 7.5% fewer average active communities and a 12.8% decline in orders pace, home orders fell 19.5% to 1,285 in the second quarter of 2023 from 1,596 in the prior year. Similar the Central Region, the East Region orders pace of 4.1 homes per month in the second quarter of 2023 exceeded our target pace of 4 per month and is returning closer to normalized levels in 2023 from the elevated orders pace of 4.7 per month in 2022. The cancellation rate increased to 9% in the second quarter of 2023 from 7% in the second quarter of 2022, although sequentially is down significantly from 15% in the first quarter of 2023. Home order value of $519.0 million decreased 24.4% from $686.2 million in the prior year period due to the decreased volume and a 6.1% reduction in ASPs.
The year-to-date results of the East Region were similar to those of the second quarter, with 4.0% and 5.6% improvements in home closing volume and revenue, respectively, compared to the 2022 period, closing 2,463 homes for $986.7 million in home closing revenue for the six months ended June 30, 2023. Orders volume decreased 21.4% due to the combined impact of an 8.7% decrease in average active communities and a 15.2% decrease in orders pace for the six months ended June 30, 2023. Order value of $969.4 million decreased 25.0% year over year due to decreased volume and a 4.6% decrease in ASP on orders. Year-to-date, the East Region's cancellation rate of 12% is up from 7% in the prior year, although still in line with historically normal rates. The East Region ended the second quarter of 2023 with 1,447 homes in backlog valued at $616.3 million, down 45.1% and 45.8%, respectively, from 2,635 homes valued at $1.1 billion at June 30, 2022.
Land Closing Revenue and Gross Profit
From time to time, we may sell certain lots or land parcels to other homebuilders, developers or investors if we feel the sale will provide a greater economic benefit to us than continuing home construction or where we are looking to diversify our land positions in a specific geography or divest of assets that no longer align with our strategy. As a result of such sales, we recognized land closing revenue of $24.4 million and $3.4 million for the three months ending June 30, 2023 and 2022, respectively, and profit of $0.2 million and $0.7 million for the three months ending June 30, 2023 and 2022, respectively. Year-to-date land sales resulted in profits of $1.6 million and $11.4 million for 2023 and 2022, respectively.
Other Operating Information (dollars in thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	Dollars	Percent of Home Closing Revenue	Dollars	Percent of Home Closing Revenue	Dollars	Percent of Home Closing Revenue	Dollars	Percent of Home Closing Revenue
Home Closing Gross Profit (1)
Total	$376,980	24.4%	$444,739	31.6%	$659,441	23.5%	$822,388	31.0%

West	$95,548	18.4%	$148,874	30.6%	$169,635	18.1%	$292,633	30.8%

Central	$126,432	27.7%	$135,539	32.1%	$232,142	26.3%	$239,944	31.2%

East	$155,000	27.3%	$160,326	32.0%	$257,664	26.1%	$289,811	31.0%

(1)Home closing gross profit represents home closing revenue less cost of home closings, including impairments, if any. Cost of home closings includes land and associated development costs, direct home construction costs, an allocation of common community costs (such as architectural, legal and zoning costs), interest, sales tax, impact fees, warranty, construction overhead and closing costs.
Companywide. Gross profit for the second quarter of 2023 was $377.0 million, with a margin of 24.4%, declined 720 basis points from 31.6% in the second quarter of 2022 resulting from increased sales incentives, primarily interest rate locks and buy-downs, coupled with continued elevated labor, direct and lot costs. Our use of mortgage rate locks and buy-downs did not begin to impact our home closing gross margins until the back half of 2022. Sequentially, our gross margin improved 200 basis points from the first quarter of 2023, benefiting from our ability to start scaling back on incentives. Similar to the second quarter, gross profit of $659.4 million and margin of 23.5% for the six months ended June 30, 2023, decreased from $822.4 million and 31.0% in 2022 due to higher production costs and increased sales incentives offered in response to buyer hesitancy that started in the back half of 2022.

West. The West Region delivered home closing gross margin of 18.4% for the second quarter of 2023 versus 30.6% in the second quarter of 2022. The West Region experienced steep price appreciation over the past few years and through mid-2022, causing demand to slow substantially when interest rates rose in the back half of 2022 and buyers had affordability concerns. To find the market clearing price, the West Region offered significant incentives, which combined with persistently higher direct and land development costs and weaker overhead leverage resulted in home closing gross margin deterioration. Similar to the second quarter, the West Region home closing gross margin of 18.1% for the six months ended June 30, 2023 declined from 30.8% in the 2022 period.
Central. The Central Region's second quarter 2023 home closing gross margin of 27.7%, was down only 440 basis points from 32.1% in the prior year quarter. While ASP on closings increased due to geographic mix in Texas, the higher sales incentives, still elevated direct costs and increasing lot costs negatively impacted the Region's gross margin. Compared to the first quarter of 2023, the Central Region's home closing gross margin improved 280 basis points due to fewer incentives. Year-to-date, the Central Region gross margin of 26.3% in 2023 is down from 31.2% as a result of elevated sales incentives.
East. The East Region home closing gross margin of 27.3% in the second quarter of 2023 declined 470 basis points from 32.0% for the comparable 2022 period. Similar to the other Regions, the home closing gross margin deterioration is due to the increased sales incentives, primarily interest rate locks and buy downs, and continued elevated direct costs that impacted the homebuilding industry nationwide. Like the Central Region, the East Region also had a 280 basis point improvement in home closing gross margin sequentially from the first quarter of 2023 as we scaled back on incentives, and direct costs declined moderately. For the six months ended June 30, 2023, the East Region home closing gross margin declined 490 basis points to 26.1%, similar to the second quarter of 2023.
Financial Services (Loss)/Profit (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Financial services (loss)/profit	$(2,557)	$4,079	$366	$7,413
Financial services (loss)/profit represents the net (loss)/profit of our financial services operations, including the operating profit generated by our wholly-owned title and insurance companies, Carefree Title Agency, Inc. and Meritage Homes Insurance Agency, respectively, as well as our portion of earnings from a mortgage joint venture. Financial services loss of $2.6 million in the three months ended June 30, 2023 includes $7.9 million in charges related to unused prepaid interest rate locks that expired in the second quarter of 2023, resulting in a year-over decrease of $6.6 million, versus profit of $4.1 million in the three months ended June 30 2022. Similar to the second quarter results, year-to-date financial services profit decreased $7.0 million, primarily due to the write off of unused prepaid interest rate locks. There were no similar charges in the three and six months ended June 30, 2022. Excluding the write off of unused prepaid interest rate locks for the three and six months ended June 30, 2023, financial services profit increased over prior year due to higher home closing volume and geographical mix.
Selling, General and Administrative Expenses and Other Expenses (dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Commissions and other sales costs	$(95,798)	$(69,383)	$(178,644)	$(134,923)
Percent of home closing revenue	6.2%	4.9%	6.4%	5.1%
General and administrative expenses	$(52,140)	$(47,932)	$(99,659)	$(87,927)
Percent of home closing revenue	3.4%	3.4%	3.6%	3.3%
Interest expense	$—	$—	$—	$(41)
Other income/(expense), net	$12,862	$(458)	$21,706	$(775)
Provision for income taxes	$(52,688)	$(81,611)	$(86,690)	$(150,240)

Commissions and Other Sales Costs. Commissions and other sales costs are comprised of internal and external commissions and related sales and marketing expenses such as advertising and sales office costs. These costs increased $26.4 million to $95.8 million in the three months ended June 30, 2023, due to higher home closing revenue and increased commissions and advertising activities. Commissions and other sales costs were 6.2% of home closing revenue in the second quarter of 2023, up 130 basis points from 4.9% due to higher external commission rates and increased advertising to spur traffic in our communities. Similar to the second quarter, commissions and other sales costs of $178.6 million were 6.4% of home closing revenue, increasing $43.7 million and 130 basis points, respectively, due to higher home closing revenue and elevated commissions and advertising spend.

General and Administrative Expenses. General and administrative expenses represent corporate and divisional overhead expenses such as salaries and bonuses, occupancy, insurance and travel expenses. For the three months ended June 30, 2023, general and administrative expenses were $52.1 million, increasing proportionally with home closing revenue, and were 3.4% of home closing revenue in both the second quarter of 2023 and 2022. For the six months ended June 30, 2023, general and administrative expenses were $99.7 million, up $11.7 million and 30 basis points from $87.9 million in the 2022 period, due primarily to severance-related expenses and increased spending on technology and insurance incurred in the first quarter of the year, as well as incremental expenses in newer markets as operations ramp up.
Interest Expense. Interest expense is comprised of interest incurred, but not capitalized, on our senior notes, other borrowings, and our Credit Facility. We recognized no interest expense for the three and months ended June 30, 2023 because all interest was capitalized to qualifying assets. We recognized no interest expense in the three months ended June 30, 2022, and interest expense of $41,000 for the six months ended June 30, 2022.
Other Income/(Expense), Net. Other income, net, primarily consists of (i) sublease income, (ii) interest earned on our cash and cash equivalents, (iii) payments and awards related to legal settlements and (iv) our portion of pre-tax income or loss from non-financial services joint ventures. For the three and six months ended June 30, 2023, Other income was $12.9 million and $21.7 million, respectively, compared to net expense of $0.5 million and $0.8 million in the 2022 comparable periods. The increase in both quarter and year-to-date is due to higher interest earned on larger cash and cash equivalents balances.
Income Taxes. Our effective tax rate was 22.0% and 24.6% for the three months ended June 30, 2023 and 2022, respectively, and 21.4% and 24.3% for the six months ended June 30, 2023 and 2022, respectively. The lower tax rate for the three and six months ended June 30, 2023 reflects energy-efficient homes tax credits on qualifying homes under the Internal Revenue Code ("IRC") §45L energy-efficient homes federal tax credit from the IRA that was enacted in August 2022. There were no such credits available in the first half of 2022.

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
Short-term Liquidity and Capital Resources
Over the course of the next twelve months, we expect that our primary demand for funds will be for the construction of homes, as well as acquisition and development of both new and existing lots, operating expenses, including general and administrative expenses, interest and dividend payments and common stock repurchases. In addition, we may opportunistically retire or redeem a portion of our senior notes. We expect to meet these short-term liquidity requirements primarily through our cash and cash equivalents on hand and the net cash flows provided by our operations.
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
Material Cash Requirements
We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact both short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on our unaudited consolidated balance sheets as of June 30, 2023, while others are considered future commitments for materials or services not yet provided. Our contractual obligations primarily consist of principal and interest payments on our senior notes, loans payable and other borrowings, including our Credit Facility, letters of credit and surety bonds and operating leases. We have no debt maturities until 2025. We also have requirements for certain short-term lease commitments, funding working capital needs of our existing unconsolidated joint ventures and other purchase obligations in the normal course of business. Other material cash requirements include land acquisition and development costs, home construction costs and operating expenses, including our selling, general and administrative expenses, as previously discussed. We plan to fund these commitments primarily with cash flows generated by operations, but may also utilize additional debt or equity financing and borrowing capacity under our Credit Facility. Our maximum exposure to loss on our purchase and option agreements is generally limited to non-refundable deposits and capitalized or committed pre-acquisition costs.
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
We do not engage in commodity trading or other similar activities. We had no derivative financial instruments at June 30, 2023 or December 31, 2022.
Operating Cash Flow Activities
During the six months ended June 30, 2023, net cash provided by operating activities totaled $355.9 million, compared to net cash used in operations of $206.8 million during the six months ended June 30, 2022. Operating cash flows in the first six months of 2023 benefited from cash generated by net earnings of $318.1 million. Operating cash flows in the first six months of 2022 benefited from cash generated by net earnings of $467.3 million and an increase in accounts payable and accrued liabilities of $113.4 million due to timing of payments for routine transactions, offset by a $729.5 million increase in real estate assets largely related to the increase in homes under construction and a $90.4 million increase in other receivables, prepaids and other assets.

Investing Cash Flow Activities
During the six months ended June 30, 2023 and 2022, net cash used in investing activities totaled $22.1 million and $18.3 million, respectively. Cash used in investing activities in the first half of 2023 was mainly attributable to the purchases of property and equipment. Cash used in investing activities in the first half of 2022 was mainly attributable to the purchases of property and equipment of $12.9 million and investments in unconsolidated entities of $5.7 million.
Financing Cash Flow Activities
During the six months ended June 30, 2023 and 2022, net cash used in financing activities totaled $32.1 million and $121.1 million, respectively. The net cash used in financing activities in 2023 includes $19.9 million of dividends paid and $10.0 million in share repurchases. The net cash used in financing activities in 2022 primarily reflects $109.3 million in share repurchases. See 'Part II, Item 2 - Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities' for more information about our authorized share repurchase program.

We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. Debt-to-capital and net debt-to-capital are calculated as follows (dollars in thousands):

	As of
	June 30, 2023	December 31, 2022
Senior notes, net, loans payable and other borrowings	$1,155,346	$1,150,647
Stockholders’ equity	4,248,295	3,949,611
Total capital	$5,403,641	$5,100,258
Debt-to-capital (1)	21.4%	22.6%
Senior notes, net, loans payable and other borrowings	$1,155,346	$1,150,647
Less: cash and cash equivalents	(1,163,243)	(861,561)
Net debt	(7,897)	289,086
Stockholders’ equity	4,248,295	3,949,611
Total net capital	$4,240,398	$4,238,697
Net debt-to-capital (2)	(0.2)%	6.8%

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

Dividends
During the three months ended June 30, 2023, our Board of Directors approved, and we paid, a quarterly cash dividend on common stock of $0.27 per share. Quarterly dividends declared and paid during the six months ended June 30, 2023 totaled $0.54 per share. There were no such transactions in the three and six months ended June 30, 2022.

Credit Facility Covenants
Borrowings under the Credit Facility are unsecured, but availability is subject to, among other things, a borrowing base. The Credit Facility also contains certain financial covenants, including (a) a minimum tangible net worth requirement of $2.8 billion (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings), and (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 60%. We were in compliance with all Credit Facility covenants as of June 30, 2023. Our actual financial covenant calculations as of June 30, 2023 are reflected in the table below.

Financial Covenant (dollars in thousands):	Covenant Requirement	Actual
Minimum Tangible Net Worth	> $2,911,058	$4,248,295
Leverage Ratio	< 60%	(0.1)%
Investments other than defined permitted investments	< $1,286,027	$12,451

Seasonality
Historically, we have experienced seasonal variations in our quarterly operating results and capital requirements. We typically sell more homes in the first half of the fiscal year than in the second half, which creates additional working capital requirements in the second and third quarters to build our inventories to satisfy the deliveries in the second half of the year. We typically benefit from the cash generated from home closings more in the third and fourth quarters than in the first and second quarters. Historical cycles were impacted in 2020 by unprecedented demand that continued through the middle of 2022, and were further impacted by supply chain and labor constraints and rising interest rates. Historical seasonality returned in the back half of 2022 and we expect it to continue over the long term, although it may, from time to time, be affected by short-term volatility in the homebuilding industry and in the overall economy.
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
In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission ("SEC") is recorded, processed, summarized and reported on a timely basis, we have developed and implemented disclosure controls and procedures. Our management, with the participation of our CEO and CFO, has reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of June 30, 2023 (the “Evaluation Date”). Based on such evaluation, our management has concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective at a reasonable assurance level in ensuring that information that is required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
Issuer Purchases of Equity Securities
On February 13, 2019, our Board of Directors authorized a new stock repurchase program, authorizing the expenditure of up to $100.0 million to repurchase shares of our common stock. On November 13, 2020, the Board of Directors authorized the expenditure of an additional $100.0 million to repurchase shares of our common stock under this program. On August 12, 2021, the Board of Directors authorized the expenditure of an additional $100.0 million to repurchase shares of our common stock under this program, which was announced on August 17, 2021. On May 19, 2022, the Board of Directors authorized the expenditure of an additional $200.0 million to repurchase shares of our common stock under this program, which was announced on May 25, 2022. There is no stated expiration for this program. The repurchases of the Company's shares may be made in the open market, in privately negotiated transactions, or otherwise. The timing and amount of repurchases, if any, will be determined by the Company's management at its discretion and be based on a variety of factors such as the market price of the Company's common stock, corporate and contractual requirements, prevailing market and economic conditions and legal requirements. The share repurchase program may be modified, suspended or discontinued at any time. As of June 30, 2023 there was $234.1 million available under this program to repurchase shares. There were no share repurchases during the three months ended June 30, 2023.

Item 5.	Other Information
Stockholder Recommendation of Nominees to Board of Directors

On May 18, 2023, as part of its periodic review of corporate governance matters and in connection with the new SEC rules regarding universal proxy cards, our Board of Directors adopted an amendment and restatement of the Company’s Amended and Restated Bylaws. These amendments included changes to the procedures by which stockholders may recommend nominees to the our Board of Directors, including:

•updated the procedural and disclosure requirements for the nomination of directors, including, among other things, requiring that any stockholder seeking to nominate director(s) at a stockholders’ meeting deliver to the Company certain representations, documents and confirmations regarding compliance with the requirements of Rule 14a-19 under the Exchange Act; and

•clarified that any stockholder submitting a director nomination must comply with applicable Exchange Act requirements and clarified the Company’s ability to disregard such nomination in the event such stockholder does not so comply.

Insider Trading Arrangements
During the three months ended June 30, 2023, our officers adopted written plans intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) (the "trading arrangement"), as described in the table below.

Name and Title	Date Adopted	Duration of Trading Arrangement	Description of the Aggregate Number of Securities to be Sold Pursuant to the Arrangement
Phillippe Lord Chief Executive Officer	June 13, 2023	March 4, 2024 - March 28, 2024	Sell sufficient shares to cover taxes due on vesting of equity awards that were granted on March 1, 2021 and vest on March 1, 2024.
Hilla Sferruzza Executive Vice President and Chief Financial Officer	June 13, 2023	March 4, 2024 - March 28, 2024	Sell sufficient shares to cover taxes due on vesting of equity awards that were granted on March 1, 2021 and vest on March 1, 2024.
Steven J. Hilton Executive Chairman	June 13, 2023	March 4, 2024 - March 28, 2024	Sell sufficient shares to cover taxes due on vesting of equity awards that were granted on March 1, 2021 and vest on March 1, 2024.
Clint Szubinski Executive Vice President and Chief Operating Officer	June 13, 2023	March 4, 2024 - March 28, 2024	Sell sufficient shares to cover taxes due on vesting of equity awards that were granted on March 1, 2021 and vest on March 1, 2024.
Malissia Clinton Executive Vice President and General Counsel	June 13, 2023	March 4, 2024 - March 28, 2024	Sell sufficient shares to cover taxes due on vesting of equity awards that were granted on March 1, 2021 and vest on March 1, 2024.
Javier Feliciano Executive Vice President and Chief People Officer	June 13, 2023	March 4, 2024 - March 28, 2024	Sell sufficient shares to cover taxes due on vesting of equity awards that were granted on March 1, 2021 and vest on March 1, 2024.
There were no plans adopted by our directors and no plans terminated during the quarter ended June 30, 2023.

Item 6.	Exhibits

Exhibit Number	Description	Page or Method of Filing
3.1	Restated Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3 of Form 8-K dated June 20, 2002

3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 10-Q for the quarter ended September 30, 1998

3.1.2	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated September 15, 2004

3.1.3	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders filed on April 10, 2006

3.1.4	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix B of the Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders filed on April 1, 2008

3.1.5	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Definitive Proxy Statement filed on January 9, 2009

3.2	Meritage Homes Corporation Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.1 of Form 8-K dated June 14, 2023

10.1	Eighth Amendment to Amended and Restated Credit Agreement	Incorporated by reference to Exhibit 10.1 of Form 8-K dated June 5, 2023

10.2	Amendment to the Meritage Homes Corporation 2018 Stock Incentive Plan *	Incorporated by reference to Exhibit 10.1 of Form 8-K dated May 18, 2023

22	List of Guarantor Subsidiaries	Incorporated by reference to Exhibit 22 of Form 10-K for the year ended December 31, 2022

31.1	Rule 13a-14(a)/15d-14(a) Certification of Phillippe Lord, Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Hilla Sferruzza, Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Furnished herewith

101.0
The following information from the Meritage Homes Corporation Quarterly Report on Form 10-Q as of and for the three months and six months ended June 30, 2023 were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Income Statements, (iii) Unaudited Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Consolidated Financial Statements.

104.0	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL and contained in exhibit 101.

*    Indicates a management contract or compensation plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERITAGE HOMES CORPORATION, a Maryland corporation

By:	/s/ HILLA SFERRUZZA
Hilla Sferruzza Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date:	July 28, 2023

INDEX OF EXHIBITS

3.1	Restated Articles of Incorporation of Meritage Homes Corporation

3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.2	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.3	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.4	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.5	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.2	Meritage Homes Corporation Amended and Restated Bylaws

10.1	Eighth Amendment to Amended and Restated Credit Agreement

10.2	Amendment to the Meritage Homes Corporation 2018 Stock Incentive Plan *

22	List of Guarantor Subsidiaries

31.1	Rule 13a-14(a)/15d-14(a) Certification of Phillippe Lord, Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Hilla Sferruzza, Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.0
The following information from the Meritage Homes Corporation Quarterly Report on Form 10-Q as of and for the three months and six months ended June 30, 2023 were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Income Statements, (iii) Unaudited Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Consolidated Financial Statements.

104.0	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL and contained in exhibit 101.

*    Indicates a management contract or compensation plan.