Form 10-Q
period 2023-09-30
Meritage Homes CORP
filed 2023-11-01
CIK 833079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
Commission File Number 1-9977

Meritage Homes Corporation
(Exact Name of Registrant as Specified in its Charter)

Maryland	86-0611231
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
18655 North Claret Drive, Suite 400, Scottsdale, Arizona 85255
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by a checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Common shares outstanding as of October 27, 2023: 36,449,906

MERITAGE HOMES CORPORATION
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$1,048,755	$861,561
Other receivables	228,852	215,019
Real estate	4,501,358	4,358,263
Deposits on real estate under option or contract	93,501	76,729
Investments in unconsolidated entities	15,062	11,753
Property and equipment, net	50,822	38,635
Deferred tax assets, net	45,932	45,452
Prepaids, other assets and goodwill	197,588	164,689
Total assets	$6,181,870	$5,772,101
Liabilities
Accounts payable	$294,183	$273,267
Accrued liabilities	413,092	360,615
Home sale deposits	48,133	37,961
Loans payable and other borrowings	11,008	7,057
Senior notes, net	994,412	1,143,590
Total liabilities	1,760,828	1,822,490
Stockholders’ Equity
Preferred stock, par value $0.01. Authorized 10,000,000 shares; none issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock, par value $0.01. Authorized 125,000,000 shares; 36,449,906 and 36,571,393 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	364	366
Additional paid-in capital	289,109	327,878
Retained earnings	4,131,569	3,621,367
Total stockholders’ equity	4,421,042	3,949,611
Total liabilities and stockholders’ equity	$6,181,870	$5,772,101
See accompanying notes to unaudited consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Homebuilding:
Home closing revenue	$1,610,317	$1,569,032	$4,415,261	$4,223,435
Land closing revenue	2,783	8,989	44,547	53,901
Total closing revenue	1,613,100	1,578,021	4,459,808	4,277,336
Cost of home closings	(1,180,742)	(1,118,394)	(3,326,245)	(2,950,409)
Cost of land closings	(2,535)	(8,577)	(42,682)	(42,046)
Total cost of closings	(1,183,277)	(1,126,971)	(3,368,927)	(2,992,455)
Home closing gross profit	429,575	450,638	1,089,016	1,273,026
Land closing gross profit	248	412	1,865	11,855
Total closing gross profit	429,823	451,050	1,090,881	1,284,881
Financial Services:
Revenue	6,109	6,308	18,050	16,119
Expense	(2,871)	(2,804)	(8,910)	(7,897)
Earnings/(loss) from financial services unconsolidated entities and other, net	2,462	1,338	(3,074)	4,033
Financial services profit	5,700	4,842	6,066	12,255
Commissions and other sales costs	(99,122)	(77,884)	(277,766)	(212,807)
General and administrative expenses	(63,091)	(48,443)	(162,750)	(136,370)
Interest expense	—	—	—	(41)
Other income/(expense), net	13,331	(74)	35,037	(849)
Loss on early extinguishment of debt	(907)	—	(907)	—
Earnings before income taxes	285,734	329,491	690,561	947,069
Provision for income taxes	(63,974)	(67,002)	(150,664)	(217,242)
Net earnings	$221,760	$262,489	$539,897	$729,827
Earnings per common share:
Basic	$6.06	$7.18	$14.72	$19.87
Diluted	$5.98	$7.10	$14.55	$19.65
Weighted average number of shares:
Basic	36,603	36,569	36,677	36,736
Diluted	37,078	36,946	37,109	37,136

See accompanying notes to unaudited consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net earnings	$539,897	$729,827
Adjustments to reconcile net earnings to net cash provided by/(used in) operating activities:
Depreciation and amortization	17,576	17,545
Stock-based compensation	16,557	16,897
Loss on early extinguishment of debt	907	—
Equity in earnings from unconsolidated entities	(4,651)	(3,703)
Distributions of earnings from unconsolidated entities	5,158	3,785
Other	1,408	11,154
Changes in assets and liabilities:
Increase in real estate	(137,543)	(990,106)
(Increase)/decrease in deposits on real estate under option or contract	(17,027)	176
Increase in other receivables, prepaids and other assets	(9,447)	(89,177)
Increase in accounts payable and accrued liabilities	37,085	118,636
Increase in home sale deposits	10,172	15,157
Net cash provided by/(used in) operating activities	460,092	(169,809)
Cash flows from investing activities:
Investments in unconsolidated entities	(3,859)	(5,674)
Distributions of capital from unconsolidated entities	43	—
Purchases of property and equipment	(31,221)	(19,537)
Proceeds from sales of property and equipment	334	328
Maturities/sales of investments and securities	750	1,032
Payments to purchase investments and securities	(750)	(1,032)
Net cash used in investing activities	(34,703)	(24,883)
Cash flows from financing activities:
Repayment of loans payable and other borrowings	(2,616)	(14,953)
Repayment of senior notes	(150,884)	—
Dividends paid	(29,695)	—
Repurchase of shares	(55,000)	(109,303)
Net cash used in financing activities	(238,195)	(124,256)
Net increase/(decrease) in cash and cash equivalents	187,194	(318,948)
Cash and cash equivalents, beginning of period	861,561	618,335
Cash and cash equivalents, end of period	$1,048,755	$299,387
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
We commenced our homebuilding operations in 1985 through our predecessor company, Monterey Homes. Meritage Homes Corporation was incorporated in the state of Maryland in 1988 under the name of Homeplex Mortgage Investments Corporation and merged with Monterey Homes in 1996, at which time our name was changed to Monterey Homes Corporation and later ultimately to Meritage Homes Corporation. Since that time, we have engaged in homebuilding and related activities. Meritage Homes Corporation operates as a holding company and has no independent assets or operations. Its homebuilding construction, development and sales activities are conducted through its subsidiaries. Our homebuilding activities are conducted under the name of Meritage Homes in each of our homebuilding markets. At September 30, 2023, we were actively selling homes in 272 communities, with base prices ranging from approximately $231,000 to $1,054,000.
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
Cash and Cash Equivalents. Liquid investments with an initial maturity of three months or less are classified as cash equivalents. Amounts in transit from title companies or closing agents for home closings of approximately $81.1 million and $161.5 million are included in Cash and cash equivalents at September 30, 2023 and December 31, 2022, respectively.
Real Estate. Real estate inventory is stated at cost unless the community or land is determined to be impaired, at which point the inventory is written down to fair value as required by Accounting Standards Codification (“ASC”) 360-10, Property, Plant and Equipment (“ASC 360-10”). Real estate inventory includes the costs of land acquisition, land development and home construction, capitalized interest, real estate taxes, and direct overhead costs incurred during development and home construction that benefit the entire community, less impairments, if any. Land and development costs are typically allocated and transferred to homes when home construction begins. Home construction costs are accumulated on a per-home basis, while selling and marketing costs are expensed as incurred. Cost of home closings includes the specific construction costs of the home and all related allocated land acquisition, land development and other common costs (both incurred and estimated to be incurred) that are allocated based upon the total number of homes expected to be closed in each community or phase. Any changes to the estimated total development costs of a community or phase are allocated to the remaining homes in that community or phase. When a home closes, we may have incurred costs for materials and services that have not yet been paid. We accrue a liability to capture such obligations in connection with the home closing which is charged directly to Cost of home closings.

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
Deposits. Deposits paid related to land option and purchase contracts are recorded and classified as Deposits on real estate under option or contract until the related land is purchased. Deposits are reclassified as a component of Real estate at the time the deposit is used to offset the acquisition price of the land based on the terms of the underlying agreements. To the extent they are non-refundable, deposits are expensed to Cost of home closings if the land acquisition is terminated or no longer considered probable. Since our acquisition contracts typically do not require specific performance, we do not consider such contracts to be contractual obligations to purchase the land and our total exposure under such contracts is limited to the loss of any non-refundable deposits and any related capitalized costs. Our Deposits on real estate under option or contract were $93.5 million and $76.7 million as of September 30, 2023 and December 31, 2022, respectively. See Note 3 for additional information related to Deposits on real estate under option or contract.
Goodwill. In accordance with ASC 350, Intangibles, Goodwill and Other ("ASC 350"), we analyze goodwill on an annual basis (or whenever indication of impairment exists) through a qualitative assessment to determine whether it is necessary to perform a goodwill impairment test. ASC 350 states that an entity may first assess qualitative factors to determine whether it is necessary to perform a goodwill impairment test. Such qualitative factors include: (1) macroeconomic conditions, such as a deterioration in general economic conditions; (2) industry and market considerations such as deterioration in the environment in which the entity operates; (3) cost factors such as increases in raw materials, labor costs, etc.; and (4) overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings. If the qualitative analysis determines that additional impairment testing is required, a two-step impairment test in accordance with ASC 350 would be initiated. We continually evaluate our qualitative inputs to assess whether events and circumstances have occurred that indicate the goodwill balance may not be recoverable. See Note 9 for additional information on our goodwill assets.
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
The table below outlines our ROU assets and lease liabilities (in thousands):

	As of
	September 30, 2023	December 31, 2022
ROU assets	$49,619	$19,129
Lease liabilities	52,340	22,782
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
Off-Balance Sheet Arrangements - Other. In the normal course of business, we may acquire lots from various development entities pursuant to purchase and option agreements. The purchase price generally approximates the market price at the date the contract is executed (with possible future escalators) and the acquisition of the land is typically staggered. See Note 3 for additional information on these off-balance sheet arrangements.
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
The table below outlines our surety bond and letter of credit obligations (in thousands):

	As of
	September 30, 2023		December 31, 2022
	Outstanding	Estimated work remaining to complete	Outstanding	Estimated work remaining to complete
Sureties:
Sureties related to owned projects and lots under contract	$1,005,561	$738,545	$926,928	$616,028
Total Sureties	$1,005,561	$738,545	$926,928	$616,028
Letters of Credit (“LOCs”):
LOCs for land development	35,554	N/A	49,442	N/A
LOCs for general corporate operations	5,000	N/A	5,000	N/A
Total LOCs	$40,554	N/A	$54,442	N/A

Accrued Liabilities. Accrued liabilities at September 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	As of
	September 30, 2023	December 31, 2022
Accruals related to real estate development and construction activities	$145,467	$139,447
Payroll and other benefits	107,413	110,338
Accrued interest	18,257	7,026
Accrued taxes	28,674	25,182
Warranty reserves	39,145	35,575
Lease liabilities	52,340	22,782
Other accruals	21,796	20,265
Total	$413,092	$360,615

Warranty Reserves. We provide home purchasers with limited warranties against certain building defects and we have certain obligations related to those post-construction warranties for closed homes. The specific terms and conditions of these limited warranties vary by state, but overall the nature of the warranties include a complete workmanship and materials warranty for the first year after the close of the home, a major mechanical warranty for two years after the close of the home and a structural warranty that typically extends up to 10 years after the close of the home. With the assistance of an actuary, we have estimated these reserves for the structural warranty based on the number of homes still under warranty and historical data and trends for our geographies. We may use industry data with respect to similar product types and geographic areas in markets where our experience is incomplete to draw a meaningful conclusion. We regularly review our warranty reserves and adjust them, as necessary, to reflect changes in trends as information becomes available. Based on such reviews of warranty costs incurred, we did not adjust the warranty reserve balance in the three or nine months ended September 30, 2023 or 2022. Included in the warranty reserve balances at September 30, 2023 and December 31, 2022 are case-specific reserves for warranty matters, as discussed in Note 15.
A summary of changes in our warranty reserves follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Balance, beginning of period	$36,215	$31,437	$35,575	$26,264
Additions to reserve from new home deliveries	6,444	5,583	16,832	15,419
Warranty claims and recoveries	(3,514)	(5,305)	(13,262)	(9,968)	(1)
Adjustments to pre-existing reserves	—	—	—	—
Balance, end of period	$39,145	$31,715	$39,145	$31,715
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
Home closing and land closing revenue expected to be recognized in any future year related to remaining performance obligations (if any) and the associated contract liabilities expected to be recognized as revenue, excluding revenue pertaining to contracts that have an original expected duration of one year or less, is not material. Revenue from financial services includes estimated future insurance policy renewal commissions as our performance obligations are satisfied upon issuance of the initial policy with a third party broker. The related contract assets for these estimated future renewal commissions are not material at

September 30, 2023 and December 31, 2022. Our three sources of revenue are disaggregated by type in the accompanying unaudited consolidated income statements.
Recent Accounting Pronouncements.
There are no recent accounting pronouncements that are expected to have a material impact on our financial statements or financial statement disclosures.

NOTE 2 — REAL ESTATE AND CAPITALIZED INTEREST
Real estate consists of the following (in thousands):

	As of
	September 30, 2023	December 31, 2022
Homes under contract under construction (1)	$931,820	$822,428
Unsold homes, completed and under construction (1)	1,027,352	1,155,543
Model homes (1)	112,306	97,198
Finished home sites and home sites under development (2) (3)	2,429,880	2,283,094
Total	$4,501,358	$4,358,263

(1)Includes the allocated land and land development costs associated with each lot for these homes.
(2)Includes raw land, land held for development and land held for sale, less impairments, if any. We do not capitalize interest for inactive assets, and all ongoing costs of land ownership (i.e. property taxes, homeowner association dues, etc.) are expensed as incurred.
(3)Includes land held for sale of $7.1 million and $66.8 million as of September 30, 2023 and December 31, 2022, respectively.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Capitalized interest, beginning of period	$61,078	$61,459	$60,169	$56,253
Interest incurred	14,740	15,179	44,914	45,563
Interest expensed	—	—	—	(41)
Interest amortized to cost of home and land closings	(17,342)	(14,548)	(46,607)	(39,685)
Capitalized interest, end of period	$58,476	$62,090	$58,476	$62,090

NOTE 3 — VARIABLE INTEREST ENTITIES AND CONSOLIDATED REAL ESTATE NOT OWNED
We enter into purchase and option agreements for land or lots as part of the normal course of business. These purchase and option agreements enable us to acquire properties at one or multiple future dates at pre-determined prices. We believe these acquisition structures allow us to better leverage our balance sheet and reduce our financial risk associated with land acquisitions. In accordance with ASC 810, Consolidation, we evaluate all purchase and option agreements for land to determine whether they are a variable interest entity ("VIE"), and if so, whether we are the primary beneficiary. Although we do not have legal title to the underlying land, if we are the primary beneficiary we are required to consolidate the VIE in our financial statements and reflect its assets and liabilities as Real estate not owned and Liabilities related to real estate not owned, respectively. As a result of our analyses, we determined that as of September 30, 2023 and December 31, 2022, we were not the primary beneficiary of any VIEs from which we have acquired rights to land or lots under option contracts.

The table below presents a summary of our lots under option at September 30, 2023 (dollars in thousands):

	Projected Number of Lots	Purchase Price	Option/ Earnest Money Deposits–Cash
Purchase and option contracts recorded on balance sheet as Real estate not owned	—	$—	$—
Option contracts — non-refundable deposits, committed (1)	7,498	399,674	41,794
Purchase contracts — non-refundable deposits, committed (1)	7,554	248,934	31,360
Purchase and option contracts —refundable deposits, committed	996	72,759	4,891
Total committed	16,048	721,367	78,045
Purchase and option contracts — refundable deposits, uncommitted (2)	28,416	901,198	15,456
Total lots under contract or option	44,464	$1,622,565	$93,501
Total purchase and option contracts not recorded on balance sheet (3)	44,464	$1,622,565	$93,501	(4)

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
(4)Amount is reflected on the accompanying unaudited consolidated balance sheets in Deposits on real estate under option or contract as of September 30, 2023.
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

NOTE 4 - INVESTMENTS IN UNCONSOLIDATED ENTITIES
We may enter into joint ventures as a means of accessing larger parcels of land, expanding our market opportunities, managing our risk profile, optimizing deal structure for the impacted parties and leveraging our capital. While purchasing land through a joint venture can be beneficial, currently we do not view joint ventures as critical to the success of our homebuilding operations. Our joint venture partners generally are other homebuilders, land sellers or other real estate investors. We generally do not have a controlling interest in these ventures, which means our joint venture partners could cause the venture to take actions we disagree with or fail to take actions we believe should be undertaken, including the sale of the underlying property to repay debt or recoup all or part of the partners' investments. Based on the structure of these joint ventures, they may or may not be consolidated into our results. As of September 30, 2023, we had two active equity-method land joint ventures and one mortgage joint venture, which is engaged in mortgage activities and primarily provides services to our homebuyers.

Summarized condensed combined financial information related to unconsolidated joint ventures that are accounted for using the equity method was as follows (in thousands):

	As of
	September 30, 2023	December 31, 2022
Assets:
Cash	$3,855	$3,389
Real estate	24,743	17,965
Other assets	5,971	11,653
Total assets	$34,569	$33,007
Liabilities and equity:
Accounts payable and other liabilities	$6,352	$11,397
Equity of:
Meritage (1)	14,157	10,356
Other	14,060	11,254
Total liabilities and equity	$34,569	$33,007

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$12,715	$12,083	$33,941	$31,161
Costs and expenses	(9,937)	(9,535)	(27,387)	(25,743)
Net earnings of unconsolidated entities	$2,778	$2,548	$6,554	$5,418
Meritage’s share of pre-tax earnings (1) (2)	$1,770	$1,558	$4,652	$3,750

(1)Balance represents Meritage’s interest, as reflected in the financial records of the respective joint ventures. This balance may differ from the balance reported in the accompanying unaudited consolidated financial statements due to the following reconciling items: (i) timing differences for revenue and distributions recognition; (ii) step-up basis and corresponding amortization; (iii) capitalization of interest on qualified assets; (iv) income deferrals as discussed in Note (2) below; and (v) the cessation of allocation of losses from joint ventures in which we have previously written down our investment balance to zero and where we have no commitment to fund additional losses.
(2)Our share of pre-tax earnings/(loss) from our mortgage joint venture is recorded in Earnings/(loss) from financial services unconsolidated entities and other, net on the accompanying unaudited consolidated income statements. Our share of pre-tax earnings/(loss) from all other joint ventures is recorded in Other income/(expense), net on the accompanying unaudited consolidated income statements and excludes joint venture profit related to lots we purchased from the joint ventures, if any. Such profit is deferred until homes are delivered by us and title passes to a homebuyer.

NOTE 5 — LOANS PAYABLE AND OTHER BORROWINGS
Loans payable and other borrowings consist of the following (in thousands):

	As of
	September 30, 2023	December 31, 2022
Other borrowings, real estate notes payable (1)	$11,008	$7,057
$835.0 million unsecured revolving credit facility	—	—
Total	$11,008	$7,057
(1)Reflects balance of non-recourse notes payable in connection with land purchases.
The Company entered into an amended and restated unsecured revolving credit facility agreement ("Credit Facility") in 2014 that has been amended from time to time. In June 2023, the Credit Facility was amended to increase the facility size to $835.0 million, extend the maturity date to June 2, 2028, amend the accordion feature to permit the facility to increase by up to fifty percent of the facility size, increase the letter of credit sublimit up to the maximum size of the facility, eliminate the liquidity and interest coverage covenant and adjust certain covenant basket amounts. The Credit Facility's aggregate commitment is $835.0 million with an accordion feature permitting the size of the facility to increase to a maximum of $1.3 billion, subject to certain conditions, including the availability of additional bank commitments. Borrowings under the Credit Facility bear interest at the Company's option, at either (1) term SOFR (based on 1, 3, or 6 month interest periods, as selected by the Company) plus a 10 basis point adjustment plus an applicable margin (ranging from 125 basis points to 175 basis points (the "applicable margin")) based on the Company's leverage ratio as determined in accordance with a pricing grid, (2) the higher of (i) the prime lending rate ("Prime"), (ii) an overnight bank rate plus 50 basis points and (iii) term SOFR (based on a 1 month interest period) plus a 10 basis point adjustment plus 1%, in each case plus a margin ranging from 25 basis points to 75 basis points based on the Company's leverage in accordance with a pricing grid, or (3) daily simple SOFR plus a 10 basis point adjustment plus the applicable margin. At September 30, 2023, the interest rate on outstanding borrowings under the Credit Facility would have been 6.670% per annum, calculated in accordance with option (1) noted above and using the 1-month term SOFR. We are obligated to pay a fee on the undrawn portion of the Credit Facility at a rate determined by a tiered fee matrix based on our leverage ratio.
The Credit Facility also contains certain financial covenants, including (a) a minimum tangible net worth requirement of $2.8 billion (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings), and (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 60%. We were in compliance with all Credit Facility covenants as of September 30, 2023.
We had no outstanding borrowings under the Credit Facility as of September 30, 2023 and December 31, 2022. We had no borrowings or repayments under the Credit Facility during the three and nine months ended September 30, 2023, and $40.0 million in borrowings and repayments during the three and nine months ended September 30, 2022. As of September 30, 2023, we had outstanding letters of credit issued under the Credit Facility totaling $40.6 million, leaving $794.4 million available under the Credit Facility to be drawn.

NOTE 6 — SENIOR NOTES, NET
Senior notes, net consist of the following (in thousands):

	As of
	September 30, 2023	December 31, 2022
6.00% senior notes due 2025. At September 30, 2023 and December 31, 2022 there was approximately $1,169 and $1,977 in net unamortized premium, respectively.	251,169	401,977
5.125% senior notes due 2027	300,000	300,000
3.875% senior notes due 2029	450,000	450,000
Net debt issuance costs	(6,757)	(8,387)
Total	$994,412	$1,143,590
The indentures for all of our senior notes contain non-financial covenants including, among others, limitations on the amount of secured debt we may incur, and limitations on sale and leaseback transactions and mergers. We were in compliance with all such covenants as of September 30, 2023.
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
In September 2023, we partially redeemed $150.0 million of our 6.00% Senior Notes due 2025 (the "2025 Notes"), incurring $0.9 million in early debt extinguishment charges in the three and nine months ended September 30, 2023, reflected as Loss on early extinguishment of debt in the accompanying unaudited consolidated income statements. After the partial redemption, the 2025 Notes have $250.0 million in remaining principal outstanding.

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
Financial Instruments: The fair value of our fixed-rate debt is derived from quoted market prices by independent dealers (Level 2 inputs as per the discussion above) and is as follows (in thousands):

	As of
	September 30, 2023		December 31, 2022
	Aggregate Principal	Estimated Fair Value	Aggregate Principal	Estimated Fair Value
6.00% senior notes due 2025	$250,000	$245,625	$400,000	$397,520
5.125% senior notes due 2027	$300,000	$283,140	$300,000	$283,500
3.875% senior notes due 2029	$450,000	$387,090	$450,000	$380,610
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

NOTE 8 — EARNINGS PER SHARE
Basic and diluted earnings per common share were calculated as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Basic weighted average number of shares outstanding	36,603	36,569	36,677	36,736
Effect of dilutive securities:
Unvested restricted stock	475	377	432	400
Diluted average shares outstanding	37,078	36,946	37,109	37,136
Net earnings	$221,760	$262,489	$539,897	$729,827
Basic earnings per share	$6.06	$7.18	$14.72	$19.87
Diluted earnings per share	$5.98	$7.10	$14.55	$19.65

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

A summary of the carrying amount of goodwill follows (in thousands):

	West	Central	East	Financial Services	Corporate	Total
Balance at December 31, 2022	$—	$—	$32,962	$—	$—	$32,962
Additions	—	—	—	—	—	—
Balance at September 30, 2023	$—	$—	$32,962	$—	$—	$32,962

NOTE 10 — STOCKHOLDERS’ EQUITY
A summary of changes in stockholders’ equity is presented below (in thousands):

	Nine Months Ended September 30, 2023
	(In thousands)
	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2022	36,571	$366	$327,878	$3,621,367	$3,949,611
Net earnings	—	—	—	131,301	131,301
Stock-based compensation expense	—	—	6,225	—	6,225
Issuance of stock	287	3	(3)	—	—
Dividends declared	—	—	—	(9,927)	(9,927)
Share repurchases	(93)	(1)	(9,999)	—	(10,000)
Balance at March 31, 2023	36,765	$368	$324,101	$3,742,741	$4,067,210
Net earnings	—	—	—	186,836	186,836
Stock-based compensation expense	—	—	4,176	—	4,176
Dividends declared	—	—	—	(9,927)	(9,927)
Balance at June 30, 2023	36,765	$368	$328,277	$3,919,650	$4,248,295
Net earnings	—	—	—	221,760	221,760
Stock-based compensation expense	—	—	6,156	—	6,156
Dividends declared	—	—	—	(9,841)	(9,841)
Issuance of stock	4	—	—	—	—
Share repurchases	(319)	(4)	(45,324)	—	(45,328)
Balance at September 30, 2023	36,450	$364	$289,109	$4,131,569	$4,421,042

	Nine Months Ended September 30, 2022
	(In thousands)
	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2021	37,341	$373	$414,841	$2,629,175	$3,044,389
Net earnings	—	—	—	217,254	217,254
Stock-based compensation expense	—	—	5,975	—	5,975
Issuance of stock	392	4	(4)	—	—
Share repurchases	(1,038)	(10)	(99,293)	—	(99,303)
Balance at March 31, 2022	36,695	$367	$321,519	$2,846,429	$3,168,315
Net earnings	—	—	—	250,084	250,084
Stock-based compensation expense	—	—	4,070	—	4,070
Share repurchases	(128)	(1)	(9,999)	—	(10,000)
Balance at June 30, 2022	36,567	$366	$315,590	$3,096,513	$3,412,469
Net earnings	—	—	—	262,489	262,489
Stock-based compensation expense	—	—	6,852	—	6,852
Issuance of stock	4	—	—	—	—
Balance at September 30, 2022	36,571	$366	$322,442	$3,359,002	$3,681,810
During the three months ended September 30, 2023, our Board of Directors approved, and we paid, a quarterly cash dividend on common stock of $0.27 per share. Quarterly dividends declared and paid during the nine months ended September 30, 2023 totaled $0.81 per share. There were no such transactions in the three and nine months ended September 30, 2022. The Inflation Reduction Act of 2022 ("IRA"), which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. During the three and nine months ended September 30, 2023, we reflected the applicable excise tax in Additional paid-in capital as part of the cost basis of the stock repurchased and recorded a corresponding liability for the excise taxes payable in Accrued liabilities on the accompanying unaudited consolidated balance sheets.

NOTE 11 — STOCK BASED AND DEFERRED COMPENSATION

We have a stock compensation plan, the Meritage Homes Corporation 2018 Stock Incentive Plan (the “2018 Plan"), that was approved by our Board of Directors and our stockholders and adopted in May 2018. In May 2023, the Board of Directors and stockholders approved an amendment to the Plan to increase the number of shares available for issuance by 800,000. The 2018 Plan is administered by our Board of Directors and allows for the grant of stock appreciation rights, restricted stock awards, restricted stock units, performance share awards and performance-based awards in addition to non-qualified and incentive stock options. All available shares from expired, terminated, or forfeited awards that remained under prior plans were merged into and became available for grant under the 2018 Plan. The 2018 Plan authorizes awards to officers, key employees, non-employee directors and consultants. The 2018 Plan authorizes 7,400,000 shares of stock to be awarded, of which 1,340,233 shares remain available for grant at September 30, 2023. We believe that such awards provide a means of long-term compensation to attract and retain qualified employees and better align the interests of our employees with those of our stockholders. Non-vested stock awards are usually granted with a five-year ratable vesting period for employees, a three-year cliff vesting for both restricted stock and performance-based awards granted to senior executive officers and either a three-year cliff vesting or one-year vesting for non-employee directors, dependent on their start date.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock-based compensation expense	$6,156	$6,852	$16,557	$16,897
Non-vested shares granted	4,151	13,478	184,563	278,340
Performance-based non-vested shares granted	—	3,322	42,964	43,326
Performance-based shares issued in excess of target shares granted (1)	—	—	26,167	37,146
Restricted stock awards vested (includes performance-based awards)	4,355	4,418	291,526	396,578
(1)Performance-based shares that vested and were issued as a result of performance achievement exceeding the originally established targeted number of shares related to respective performance metrics.
The following table includes additional information regarding our stock compensation plan (dollars in thousands):

	As of
	September 30, 2023	December 31, 2022
Unrecognized stock-based compensation cost	$32,844	$29,187
Weighted average years expense recognition period	1.97	1.98
Total equity awards outstanding (1)	703,415	803,769
(1)Includes unvested restricted stock awards, restricted stock units and performance-based awards (assuming 100% target payout).
We also offer a non-qualified deferred compensation plan ("deferred compensation plan") to highly compensated employees in order to allow them additional pre-tax income deferrals above and beyond the limits that qualified plans, such as 401(k) plans, impose on highly compensated employees. We do not currently offer a contribution match on the deferred compensation plan. All contributions to the plan to date have been funded by the employees and, therefore, we have no associated expense related to the deferred compensation plan for the three and nine months ended September 30, 2023 or 2022, other than minor administrative costs.

NOTE 12 — INCOME TAXES
Components of the income tax provision are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Federal	$52,845	$54,114	$121,116	$177,577
State	11,129	12,888	29,548	39,665
Total	$63,974	$67,002	$150,664	$217,242

The effective tax rate for the three and nine months ended September 30, 2023 was 22.4% and 21.8%, and for the three and nine months ended September 30, 2022 was 20.3% and 22.9%, respectively. The higher tax rate for the three months ended September 30, 2023 compared to the 2022 period is due to the retroactive extension of the §45L energy-efficient homes federal tax credit on qualifying homes under the Internal Revenue Code ("IRC") enacted in the IRA in third quarter of 2022, which includes a nine-month catch up in the third quarter of 2022. The lower effective tax rate for the nine months ended September 30, 2023 compared to the 2022 period reflects the increased per-home energy-efficiency credit amount starting in 2023.

At September 30, 2023 and December 31, 2022, we have no unrecognized tax benefits. We believe our current income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change. Our policy is to accrue interest and penalties on unrecognized tax benefits and include them in the provision for income taxes.
We determine our deferred tax assets and liabilities in accordance with ASC 740, Income Taxes. We evaluate our deferred tax assets, including the benefit from net operating losses ("NOLs"), by jurisdiction to determine if a valuation allowance is required. This evaluation considers, among other matters, the nature, frequency and severity of cumulative losses, forecasts of future profitability, the length of statutory carry forward periods, experiences with operating losses and experiences of utilizing tax credit carry forwards and tax planning alternatives. We have no NOLs or credit carryovers, and determined that no valuation allowance on our deferred tax assets is necessary at September 30, 2023.
At September 30, 2023, we have $16.1 million in income taxes payable and no income taxes receivable. The income taxes payable primarily consists of current federal and state tax accruals, net of current energy tax credits and estimated tax payments and is recorded in Accrued liabilities on the accompanying unaudited consolidated balance sheets at September 30, 2023. We conduct business and are subject to tax in the U.S. both federally and in several states. With few exceptions, we are no longer subject to U.S. federal, state, or local income tax examinations by taxing authorities for years prior to 2018. We have one state income tax examination covering various years pending resolution at this time.

NOTE 13 — SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
The following table presents certain supplemental cash flow information (in thousands):

	Nine Months Ended September 30,
	2023	2022
Cash paid during the year for:
Interest, net of interest capitalized	$(12,900)	$(16,119)
Income taxes paid	$145,020	$242,994
Non-cash operating activities:
Real estate acquired through notes payable	$6,567	$9,861
ROU assets obtained in exchange for new operating lease obligations	$36,266	$4,011

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

The following segment information is in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Homebuilding revenue (1):
West	$606,833	$598,147	$1,569,947	$1,580,456
Central	454,228	500,582	1,338,387	1,280,242
East	552,039	479,292	1,551,474	1,416,638
Consolidated total	$1,613,100	$1,578,021	$4,459,808	$4,277,336
Homebuilding segment operating income:
West	$94,885	$121,060	$185,977	$357,319
Central	84,575	112,141	233,357	287,604
East	109,318	104,872	273,711	317,815
Total homebuilding segment operating income	288,778	338,073	693,045	962,738
Financial services segment profit	5,700	4,842	6,066	12,255
Corporate and unallocated costs (2)	(21,168)	(13,350)	(42,680)	(27,034)
Interest expense	—	—	—	(41)
Other income/(expense), net	13,331	(74)	35,037	(849)
Loss on early extinguishment of debt	(907)	—	(907)	—
Earnings before income taxes	$285,734	$329,491	$690,561	$947,069

(1)Homebuilding revenue includes the following land closing revenue, by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Land closing revenue:
West	$—	$8,120	$26,575	$40,927
Central	1,541	869	4,019	10,374
East	1,242	—	13,953	2,600
Total	$2,783	$8,989	$44,547	$53,901
(2)Balance consists primarily of corporate costs and shared service functions such as finance and treasury that are not allocated to the homebuilding or financial services reporting segments.

	At September 30, 2023
	West		Central		East		Financial Services	Corporate and Unallocated		Total
Deposits on real estate under option or contract	$17,655		$12,853		$62,993		$—	$—		$93,501
Real estate	1,664,257		1,231,251		1,605,850		—	—		4,501,358
Investments in unconsolidated entities	73		2,833		11,278		—	878		15,062
Other assets	62,498	(1)	259,753	(2)	104,404	(3)	1,320	1,143,974	(4)	1,571,949
Total assets	$1,744,483		$1,506,690		$1,784,525		$1,320	$1,144,852		$6,181,870

(1)Balance consists primarily of cash and cash equivalents, other receivables and property and equipment, net.
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

NOTE 15 — COMMITMENTS AND CONTINGENCIES
We are involved in various routine legal and regulatory proceedings, including, without limitation, claims and litigation alleging construction defects. In general, the proceedings are incidental to our business, and most exposure is subject to and should be covered by warranty and indemnity obligations of our consultants and subcontractors. Additionally, some such claims are also covered by insurance. With respect to the majority of pending litigation matters, our ultimate legal and financial responsibility, if any, cannot be estimated with certainty and, in most cases, any potential material losses related to these matters are not considered probable. Historically, most disputes regarding warranty claims are resolved prior to litigation. We believe there are no pending legal or warranty matters as of September 30, 2023 that could have a material adverse impact upon our consolidated financial condition, results of operations or cash flows that have not been sufficiently reserved.

As discussed in Note 1 under the heading “Warranty Reserves”, we have case specific reserves within our $39.1 million of total warranty reserves related to alleged stucco defects in certain homes we constructed predominantly between 2006 and 2017 and HVAC condensation issues in limited geographies for homes constructed and delivered in 2021 and the first half of 2022. Our review and management of these matters is ongoing and our estimate of and reserves for resolving them is based on internal data, historical experience, our judgment and various assumptions and estimates. Due to the degree of judgment and the potential for variability in our underlying assumptions and data, as we obtain additional information, we may revise our estimate and thus our related reserves. As of September 30, 2023, after considering potential recoveries from the consultants and contractors involved and their insurers and the potential recovery under our general liability insurance policies, we believe our reserves are sufficient to cover the above mentioned matter. See Note 1 for information related to our warranty obligations.

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
The words “believe,” “expect,” “anticipate,” “forecast,” “plan,” “intend,” “may,” “will,” “should,” “could,” “estimate,” "target," and “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. All statements we make other than statements of historical fact are forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Forward-looking statements in this Annual Report include statements concerning our belief that we have ample liquidity; our goals, strategies and strategic initiatives including our all-spec strategy and the anticipated benefits relating thereto; our intentions and the expected benefits and advantages of our product and land positioning strategies, including with respect to our focus on the first-time and first move-up home buyer and housing demand for affordable homes; the benefits of and our intentions to use options to acquire land; our positions and our expected outcome relating to litigation and regulatory proceedings in general; our intentions to pay quarterly dividends; the sustainability of our tax positions; that we may repurchase our debt and equity securities; our non-use of derivative financial instruments; expectations regarding our industry and our business for the remainder of 2023 and beyond; the demand for and the pricing of our homes; our land and lot acquisition strategy (including that we will redeploy cash to acquire well-positioned finished lots and that we may participate in joint ventures or opportunities outside of our existing markets if opportunities arise and the benefits relating thereto); that we may expand into new markets; the availability of labor and materials for our operations; that we may seek additional debt or equity capital; our expectation that existing guarantees, letters of credit and performance and surety bonds will not be drawn on; the sufficiency of our insurance coverage and legal and warranty reserves; the outcome of pending litigation; the sources and sufficiency of our capital resources to support our business strategy; the sufficiency of our land pipeline; the impact of new accounting standards and changes in accounting estimates; trends and expectations concerning future demand for homes, home construction cycle times, sales prices, sales orders, cancellations, construction and materials costs and availability, gross margins, land costs, inflation, community counts and profitability and future home supply and inventories; our future cash needs and sources, and the impact of seasonality.

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
Overview and Outlook

Demand for new homes in the third quarter of 2023 held steady with that experienced in first half of the year, despite the persistence of elevated interest rates and high inflation. This environment has homebuyers looking for assistance with monthly mortgage affordability, requiring greater use of financing incentives, including interest rate locks and buy-downs. Millennial and baby boomer generations are seeking affordable, move-in ready homes that meet their changing lifestyle needs, which has created elevated demand for new inventory, as existing homeowners with lower mortgage rates are not listing their homes, resulting in a short supply of total inventory. We believe our all-spec strategy with a commitment to affordability will meet the persisting demographic demand, providing us with ample opportunity to capture and grow our market share.

While we have experienced some limited relief in material costs, primarily due to the retraction in lumber commodities, most other home costs have held relatively steady at their elevated levels. Our cost savings year over year were primarily generated by improvements in our construction cycle time. During the third quarter of 2023, we further reduced our construction cycle time by over two weeks as supply chain and labor constraints have continuously lessened throughout the year. We continue to rebid all of our construction inputs and expect costs to begin to trend down to historical levels as the economy resets into stabilizing inflation rates. Higher land development costs have also begun to impact margins for newer communities and will continue to do so in the near-to-mid term.
Summary Company Results

We achieved record third quarter home closing revenue and units volume of 3,638 homes valued at $1.6 billion in the third quarter of 2023, improving 4.3% and 2.6%, respectively, year over year. The increase in home closing revenue was driven by the higher volume as the average sales price ("ASP") on closings decreased 1.6% due to higher incentives. Third quarter home closing gross margin of 26.7% for home closing gross profit of $429.6 million compared to 28.7% and $450.6 million, respectively, in the third quarter of 2022. The 200 basis point margin deterioration is due primarily to increased incentives and higher land development costs, while direct costs held relatively steady. Commissions and other sales costs of $99.1 million in the three months ended September 30, 2023 increased $21.2 million due to the combined effect of higher home closing volume and increased commissions offered in response to the current sales environment. General and administrative expenses of $63.1 million were 3.9% of home closing revenue for the three months ended September 30, 2023, compared to $48.4 million, or 3.1% of home closing revenue, for the same period in 2022. The increase in General and administrative expenses is due to higher compensation, inclusive of newer market operations and competitive market adjustments. Other income, net of $13.3 million increased from a net other expense of $0.1 million in the prior year primarily due to higher interest rates earned on a larger cash balance. In September 2023 we partially redeemed $150.0 million of our 2025 Notes, resulting in charges of $0.9 million reflected in Loss on early extinguishment of debt, with no similar charges in 2022. Earnings before income taxes for the third quarter of 2023 of $285.7 million decreased $43.8 million year over year from $329.5 million in 2022. The effective income tax rate for the third quarter of 2023 was 22.4%, compared to 20.3% in 2022. The 2022 effective tax rate reflects the catch-up of tax credits for energy efficient homes closed in the first nine months of 2022 for the extension of the §45L energy-efficient homes federal tax credit enacted by the IRA in third quarter of 2022. The decrease in year-over-year profitability and a higher tax rate, resulted in net earnings of $221.8 million in the third quarter of 2023 versus $262.5 million in the third quarter of 2022.

For the nine months ended September 30, 2023, home closing volume of 10,025 units increased 4.8% from 2022, leading to a 4.5% increase in home closing revenue to $4.4 billion. Home closing gross margin of 24.7% decreased 540 basis points, resulting in a $184.0 million decrease in home closing gross profit. Lower gross margin and profitability, partially offset by a lower effective tax rate of 21.8%, led to net income of $539.9 million for the nine months ended September 30, 2023, compared to $729.8 million for the 2022 period.

Home orders of 3,474 for the quarter ended September 30, 2023 were 50.4% higher than the third quarter of 2022, as market conditions stabilized over the last twelve months, increasing consumer confidence and buyer demand, and our cancellation rate in the third quarter of 2023 of 11% improved significantly from the elevated 30% in the third quarter of 2022. Our average active community count decrease of 2.6% for the third quarter of 2023 was overshadowed by a 51.9% increase in orders pace to 4.1 per month compared to 2.7 in the 2022 third quarter. Home order value increased 53.5% year-over-year, to $1.5 billion during the three months ended September 30, 2023, versus $1.0 billion in the same period of 2022, due to the higher volume and a 2.1% increase in ASP on orders. The higher ASP on orders year over year is due to geographic mix, with a greater proportion of orders in higher ASP markets in the third quarter of 2023 as compared to 2022.

For the nine months ended September 30, 2023, home orders increased 3.5% and home order value decreased 1.6% over the prior year, with a cancellation rate of 13% compared to 16% for the prior year period. We ended the third quarter of 2023 with 3,608 homes in backlog valued at $1.6 billion, decreases of 40.5% and 44.9%, respectively, from September 30, 2022. The decrease in backlog units is due to a 96.4% backlog conversion rate during the third quarter of 2023.

We ended the third quarter of 2023 with 272 active communities, down from 275 at September 30, 2022 as our accelerated orders pace resulted in early community close outs. We purchased approximately 9,100 lots for $486.0 million, spent $769.7 million on land development and started construction on 10,547 homes during the nine months ended September 30, 2023.

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
In addition to these strategic initiatives, we also remain committed to the following:
•Carefully managing our liquidity and a strong balance sheet, including a $150.0 million early redemption of debt this quarter; we ended the third quarter with an 18.5% debt-to-capital ratio and a (1.0)% net debt-to-capital ratio;
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
•Targeting a strong yet sustainable orders pace through the use of our consumer and market research to ensure that we build homes that offer our buyers their desired features and amenities; and
•Continuing to innovate and promote our energy efficiency program and our M.Connected® Automation Suite to create differentiation from existing available inventory.

Critical Accounting Estimates
The critical accounting estimates that we deem to involve the most difficult, subjective or complex judgments include valuation of real estate and cost of home closings, warranty reserves and valuation of deferred tax assets. There have been no significant changes to our critical accounting estimates during the nine months ended September 30, 2023 compared to those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our 2022 Annual Report on Form 10-K.

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

Home Closing Revenue	Three Months Ended September 30,		Quarter over Quarter
	2023	2022	Change $	Change %
Total
Dollars	$1,610,317	$1,569,032	$41,285	2.6%
Homes closed	3,638	3,487	151	4.3%
Average sales price	$442.6	$450.0	$(7.4)	(1.6)%
West Region
Dollars	$606,833	$590,027	$16,806	2.8%
Homes closed	1,172	1,086	86	7.9%
Average sales price	$517.8	$543.3	$(25.5)	(4.7)%
Central Region
Dollars	$452,687	$499,713	$(47,026)	(9.4)%
Homes closed	1,102	1,218	(116)	(9.5)%
Average sales price	$410.8	$410.3	$0.5	0.1%
East Region
Dollars	$550,797	$479,292	$71,505	14.9%
Homes closed	1,364	1,183	181	15.3%
Average sales price	$403.8	$405.1	$(1.3)	(0.3)%

	Nine Months Ended September 30,		Quarter over Quarter
	2023	2022	Change $	Change %
Total
Dollars	$4,415,261	$4,223,435	$191,826	4.5%
Homes closed	10,025	9,566	459	4.8%
Average sales price	$440.4	$441.5	$(1.1)	(0.2)%
West Region
Dollars	$1,543,372	$1,539,529	$3,843	0.2%
Homes closed	2,954	2,875	79	2.7%
Average sales price	$522.5	$535.5	$(13.0)	(2.4)%
Central Region
Dollars	$1,334,368	$1,269,868	$64,500	5.1%
Homes closed	3,244	3,139	105	3.3%
Average sales price	$411.3	$404.5	$6.8	1.7%
East Region
Dollars	$1,537,521	$1,414,038	$123,483	8.7%
Homes closed	3,827	3,552	275	7.7%
Average sales price	$401.8	$398.1	$3.7	0.9%

Home Orders (1)	Three Months Ended September 30,		Quarter over Quarter
	2023	2022	Change $	Change %
Total
Dollars	$1,495,542	$974,314	$521,228	53.5%
Homes ordered	3,474	2,310	1,164	50.4%
Average sales price	$430.5	$421.8	$8.7	2.1%
West Region
Dollars	$521,049	$241,098	$279,951	116.1%
Homes ordered	985	456	529	116.0%
Average sales price	$529.0	$528.7	$0.3	0.1%
Central Region
Dollars	$425,165	$253,321	$171,844	67.8%
Homes ordered	1,099	635	464	73.1%
Average sales price	$386.9	$398.9	$(12.0)	(3.0)%
East Region
Dollars	$549,328	$479,895	$69,433	14.5%
Homes ordered	1,390	1,219	171	14.0%
Average sales price	$395.2	$393.7	$1.5	0.4%

	Nine Months Ended September 30,		Quarter over Quarter
	2023	2022	Change $	Change %
Total
Dollars	$4,477,148	$4,551,894	$(74,746)	(1.6)%
Homes ordered	10,301	9,951	350	3.5%
Average sales price	$434.6	$457.4	$(22.8)	(5.0)%
West Region
Dollars	$1,672,310	$1,486,674	$185,636	12.5%
Homes ordered	3,261	2,636	625	23.7%
Average sales price	$512.8	$564.0	$(51.2)	(9.1)%
Central Region
Dollars	$1,286,063	$1,293,282	$(7,219)	(0.6)%
Homes ordered	3,237	3,027	210	6.9%
Average sales price	$397.3	$427.2	$(29.9)	(7.0)%
East Region
Dollars	$1,518,775	$1,771,938	$(253,163)	(14.3)%
Homes ordered	3,803	4,288	(485)	(11.3)%
Average sales price	$399.4	$413.2	$(13.8)	(3.3)%

(1)Home orders for any period represent the aggregate sales price of all homes ordered, net of cancellations. We do not include orders contingent upon the sale of a customer’s existing home or a mortgage pre-approval as a sales contract until the contingency is removed.

Order Backlog (1)	At September 30,		Quarter over Quarter
	2023	2022	Change $	Change %
Total
Dollars	$1,558,637	$2,826,759	$(1,268,122)	(44.9)%
Homes in backlog	3,608	6,064	(2,456)	(40.5)%
Average sales price	$432.0	$466.2	$(34.2)	(7.3)%
West Region
Dollars	$579,787	$905,080	$(325,293)	(35.9)%
Homes in backlog	1,179	1,627	(448)	(27.5)%
Average sales price	$491.8	$556.3	$(64.5)	(11.6)%
Central Region
Dollars	$370,279	$790,227	$(419,948)	(53.1)%
Homes in backlog	956	1,766	(810)	(45.9)%
Average sales price	$387.3	$447.5	$(60.2)	(13.5)%
East Region
Dollars	$608,571	$1,131,452	$(522,881)	(46.2)%
Homes in backlog	1,473	2,671	(1,198)	(44.9)%
Average sales price	$413.2	$423.6	$(10.4)	(2.5)%

(1)Our backlog represents net home orders that have not closed.

Active Communities and Cancellation Rates

Active Communities	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	Ending	Average	Ending	Average	Ending	Average	Ending	Average
Total	272	281.5	275	289.0	272	278.4	275	276.7
West Region	84	91.0	102	104.5	84	93.1	102	92.1
Central Region	82	82.0	74	77.0	82	81.8	74	75.6
East Region	106	108.5	99	107.5	106	103.5	99	109.0

Cancellation Rates (2)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total	11%	30%	13%	16%
West Region	14%	43%	14%	21%
Central Region	13%	37%	14%	20%
East Region	8%	18%	11%	10%

(2)Cancellation rates are computed as the number of canceled units for the period divided by the gross sales units for the same period.

Operating Results

Companywide. We had our highest third quarter home closing revenue and volume in Company history, improving 2.6% and 4.3%, respectively, over prior year, with 3,638 closings valued at $1.6 billion for the three months ended September 30, 2023, compared to 3,487 closings valued at $1.6 billion in 2022. Despite entering the 2023 third quarter with lower backlog than prior year, home closing volume increased over the third quarter of 2022 due to a backlog conversion rate of 96.4% versus 48.2% in the prior year. The improvement in backlog conversion was bolstered by reduced cycle times combined with 31.6% of our third quarter 2023 home closings also being sold within the same quarter. Order cancellations of 11% for the third quarter of 2023 improved greatly from 30% in the third quarter of 2022, resulting in a 50.4% increase in home order volume of 3,474 homes, compared to 2,310 homes in the third quarter of 2022, and our orders pace improved 51.9% to 4.1 per month from 2.7 per month. ASP on orders increased 2.1% due to geographic mix, which combined with the higher order volume for a 53.5% increase in home order value of $1.5 billion.

For the nine months ended September 30, 2023, home closing revenue of $4.4 billion increased 4.5% from $4.2 billion, due to a 4.8% increase in home closing volume to 10,025, up from 9,566 homes in the prior year period, as ASP on closings was relatively flat. Home order volume of 10,301 increased 3.5% from prior year due primarily to a 2.5% increase in orders pace of 4.1 homes per month, up from 4.0 in 2022, on a relatively consistent average active community count. Despite the increase in order volume, home order value decreased 1.6% from prior year due to increased incentives that caused ASP on orders to decline 5.0%. We ended the third quarter of 2023 with 272 actively selling communities, down from 275 at September 30, 2022. At September 30, 2023, we had 3,608 homes in backlog valued at $1.6 billion, down from 6,064 units valued at $2.8 billion at September 30, 2022, due to a higher backlog conversion rate and improved cycle times.
West. The West Region generated $606.8 million in home closing revenue on 1,172 homes in the third quarter of 2023, up from $590.0 million on 1,086 homes in the prior year period. The 7.9% increase in volume resulted in a 2.8% increase in home closing revenue, as ASP on closings decreased 4.7% due to higher incentives. Home orders in the third quarter of 2023 of 985 were up 116.0% from 456 in the prior year, as the buyer hesitancy and elevated cancellations in the third quarter of 2022 have dramatically lessened as the economy stabilizes coupled with increased incentives to alleviate affordability concerns. The West Region cancellation rate of 14% in the third quarter of 2023 improved from 43% in the prior year, resulting in a 140.0% higher orders pace of 3.6 homes per month in the third quarter of 2023 compared 1.5 per month in 2022. This accelerated orders pace contributed to a 12.9% decrease in average active communities due to early close outs. Home order value of $521.0 million for the third quarter of 2023 increased proportionately with order volume, as ASP on orders remained consistent.
For the nine months ended September 30, 2023, home closing revenue of $1.5 billion was consistent with prior year, as a 2.7% increase in home closing volume was offset by a 2.4% decrease in ASP on closings. Order volume in the West Region increased 23.7% year-to-date driven by a return to more normalized demand. With just a 1.1% increase in average active communities, year-to-date orders pace of 3.9 homes per month improved 21.9% compared to 2022, although last year's orders pace was negatively impacted by elevated cancellations. Home order value of $1.7 billion was up 12.5% from 2022 due to higher volume, offset by a 9.1% decrease in ASP on orders caused by increased buyer financing incentives. The year-to-date cancellation rate of 14% was down from 21% in the prior year period. The West Region ended the third quarter of 2023 with 1,179 homes in backlog valued at $579.8 million, compared to 1,627 units valued at $905.1 million at September 30, 2022, decreases of 27.5% and 35.9%, respectively.
Central. The Central Region closed 1,102 homes in the three months ended September 30, 2023, down 9.5% from 1,218 home closings in 2022, which was the Region's highest quarterly home closings in its history. Home closing revenue of $452.7 million decreased 9.4% due to lower home closing volume as ASP on closings was flat. The Central Region cancellation rate of 13% in the third quarter of 2023 was down from 37% in the third quarter of 2022, resulting in significant improvement in home order volume and orders pace. Home order volume increased 73.1% to 1,099 homes in the third quarter of 2023 due to a 6.5% increase in average active communities coupled with a 66.7% increase in orders pace to 4.5 homes per month from 2.7 in 2022. Order value of $425.2 million in the three months ended September 30, 2023 increased 67.8% from $253.3 million in the third quarter of 2022 due to entirely to the higher order volume, as the Region experienced a 3.0% decrease in ASP on orders resulting from higher incentives year over year.
Year-to-date, Central Region home closing revenue of $1.3 billion on 3,244 home closings increased 5.1% and 3.3%, respectively, from the nine months ended September 30, 2022, and ASP on home closings increased 1.7%, buoyed by favorable results in the first half of 2023 which more than offset the difficult third quarter comparisons. Home order volume of 3,237 for the nine months ended September 30, 2023 increased 6.9% because of a higher average active community count, as orders pace of 4.4 homes per month was consistent with the same period in 2022. ASP on orders declined 7.0% year-over-year, resulting in a 0.6% decrease in order value of $1.3 billion. The year-to-date cancellation rate of 14% was down from 20% in the prior year. The Central Region ended the quarter with 956 units in backlog valued at $370.3 million, down 45.9% and 53.1%, respectively, compared to September 30, 2022.

East. During the three months ended September 30, 2023, the East Region closed 1,364 homes for $550.8 million in home closing revenue, compared to 1,183 closings and $479.3 million in the comparable prior year period. The 15.3% increase in home closing volume resulted in a 14.9% improvement in home closing revenue while ASP on closings held steady. Home orders of 1,390 valued at $549.3 million for the third quarter of 2023 increased 14.0% and 14.5%, respectively, due to a 13.2% increase in orders pace of 4.3 homes per month coupled with a relatively flat average active community count. ASP on orders was up just slightly from 2022 due to geographic mix. The cancellation rate of 8% in the third quarter of 2023 improved from 18% in 2022.
For the nine months ended September 30, 2023, the East Region delivered 3,827 home closings for $1.5 billion in home closing revenue, up 7.7% and 8.7%, respectively, compared to the 2022 period, with a 0.9% improvement in ASP on closings. Order volume decreased 11.3% due to the combined impact of a 5.0% decrease in average active communities and a 6.8% decrease in orders pace for the nine months ended September 30, 2023. Order value of $1.5 billion decreased 14.3% year over year due to decreased volume and a 3.3% decrease in ASP on orders. Year-to-date, the East Region's cancellation rate of 11% is up slightly from 10% in the prior year, although still in line with historically normal rates. The East Region ended the third quarter of 2023 with 1,473 homes in backlog valued at $608.6 million, down 44.9% and 46.2%, respectively, from 2,671 homes valued at $1.1 billion at September 30, 2022.
Land Closing Revenue and Gross Profit
From time to time, we may sell certain lots or land parcels to other homebuilders, developers or investors if we feel the sale will provide a greater economic benefit to us than continuing home construction or where we are looking to diversify our land positions in a specific geography or divest of assets that no longer align with our strategy. As a result of such sales, we recognized land closing revenue of $2.8 million and $9.0 million and gross profit of $0.2 million and $0.4 million for the three months ending September 30, 2023 and 2022, respectively. Year-to-date land sales resulted in profits of $1.9 million and $11.9 million for 2023 and 2022, respectively.
Other Operating Information (dollars in thousands)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	Dollars	Percent of Home Closing Revenue	Dollars	Percent of Home Closing Revenue	Dollars	Percent of Home Closing Revenue	Dollars	Percent of Home Closing Revenue
Home Closing Gross Profit (1)
Total	$429,575	26.7%	$450,638	28.7%	$1,089,016	24.7%	$1,273,026	30.1%

West	$141,632	23.3%	$156,999	26.6%	$311,267	20.2%	$449,632	29.2%

Central	$128,387	28.4%	$150,337	30.1%	$360,529	27.0%	$390,281	30.7%

East	$159,556	29.0%	$143,302	29.9%	$417,220	27.1%	$433,113	30.6%

(1)Home closing gross profit represents home closing revenue less cost of home closings, including impairments, if any. Cost of home closings includes land and associated development costs, direct home construction costs, an allocation of common community costs (such as architectural, legal and zoning costs), interest, sales tax, impact fees, warranty, construction overhead and closing costs.
Companywide. Home closing gross profit for the third quarter of 2023 was $429.6 million with a home closing gross margin of 26.7%, down 200 basis points from 28.7% in the third quarter of 2022, due to increased buyer financing incentives and higher land development costs, partially offset by costs savings from shorter construction cycle times as direct costs were relatively flat year over year. Home closing gross margin in the third quarter of 2022 included $8.8 million in charges associated with the termination of land purchase agreements, while only $0.2 million of such charges were recorded in third quarter of 2023. For the nine months ended September 30, 2023, gross profit of $1.1 billion and gross margin of 24.7% decreased from $1.3 billion and 30.1% in 2022 due to the combined impact of higher direct costs and increased sales incentives.

West. The West Region home closing gross margin of 23.3% for the third quarter of 2023 declined 330 basis points from 26.6% in the third quarter of 2022. The West Region contains some of our most expensive markets that were most impacted by the volatile economic conditions that began in the latter half of 2022, both in terms of ASP as well as land costs, and has led us to offering significant incentives to assist homebuyers with monthly affordability. The home closing gross margin for the third quarter of 2023 was impacted by these higher incentives and land development costs. For the nine months ended September 30, 2023, the West Region home closing gross margin of 20.2% declined from 29.2% in the 2022 period due to higher incentives and elevated cost of production and land development.
Central. The Central Region's third quarter 2023 home closing gross margin of 28.4% decreased from 30.1% in the prior year quarter, due to elevated incentives and increased land development costs. Year-to-date, the Central Region gross margin of 27.0% in 2023 is down from 30.7%, mostly as a result of elevated sales incentives.
East. The East Region had the highest home closing gross margin in the Company, at 29.0% in the third quarter of 2023, a 90 basis point decline from 29.9% for the comparable 2022 period. With relatively consistent direct costs, the East Region margin decline is due almost entirely to increased financing incentives. The East Region's year-to-date home closing gross margin of 27.1% is down from 30.6% in 2022 as a result of higher sales incentives.
Financial Services Profit (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Financial services profit	$5,700	$4,842	$6,066	$12,255
Financial services profit represents the net profit of our financial services operations, including the operating profit generated by our wholly-owned title and insurance companies, Carefree Title Agency, Inc. and Meritage Homes Insurance Agency, respectively, as well as our portion of earnings from a mortgage joint venture. Financial services profit of $5.7 million in the three months ended September 30, 2023 increased from $4.8 million in the comparable prior year period due to higher home closing volume. Financial services profit for the nine months ended September 30, 2023 decreased $6.2 million year over year, due primarily to $7.9 million in charges in the second quarter of 2023 related to unused prepaid interest rate locks that expired.
Selling, General and Administrative Expenses and Other Expenses (dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Commissions and other sales costs	$(99,122)	$(77,884)	$(277,766)	$(212,807)
Percent of home closing revenue	6.2%	5.0%	6.3%	5.0%
General and administrative expenses	$(63,091)	$(48,443)	$(162,750)	$(136,370)
Percent of home closing revenue	3.9%	3.1%	3.7%	3.2%
Interest expense	$—	$—	$—	$(41)
Other income/(expense), net	$13,331	$(74)	$35,037	$(849)
Loss on early extinguishment of debt	$(907)	$—	$(907)	$—
Provision for income taxes	$(63,974)	$(67,002)	$(150,664)	$(217,242)

Commissions and Other Sales Costs. Commissions and other sales costs are comprised of internal and external commissions and related sales and marketing expenses such as advertising and sales office costs. These costs increased $21.2 million to $99.1 million in the three months ended September 30, 2023, due to higher home closing revenue and increased broker commissions. As a percentage of home closing revenue, Commissions and other sales costs were up 120 basis points to 6.2% of home closing revenue in the third quarter of 2023 from 5.0% in 2022, due to increased commission rates reflective of the current sales environment as well as a higher external broker participation rate. For the nine months ended September 30, 2023, Commissions and other sales costs of $277.8 million were 6.3% of home closing revenue, increasing $65.0 million and 130 basis points, respectively, due to increased commissions and advertising spend.

General and Administrative Expenses. General and administrative expenses represent corporate and divisional overhead expenses such as salaries and bonuses, occupancy, insurance and travel expenses. For the three months ended September 30, 2023, General and administrative expenses of $63.1 million increased $14.6 million from $48.4 million in 2022, and as a percentage of home closing revenue increased 80 basis points to 3.9% from 3.1%. The increase in both dollars and as a percentage of home closing revenue is largely due to higher compensation costs, including increases as part of new and growing market operations, some of which are not yet producing offsetting earnings, as well as competitive pay adjustments to reflect current market conditions in many of our geographies. For the nine months ended September 30, 2023, General and administrative expenses were $162.8 million, up $26.4 million and 50 basis points from $136.4 million in the 2022 period, due primarily to higher compensation costs and increased spending on technology and insurance.
Interest Expense. Interest expense is comprised of interest incurred, but not capitalized, on our senior notes, other borrowings, and our Credit Facility. We recognized no interest expense for the three and nine months ended September 30, 2023 as all interest was capitalized to qualifying assets. We recognized no interest expense in the three months ended September 30, 2022, and interest expense of $41,000 for the nine months ended September 30, 2022.
Other Income/(Expense), Net. Other income, net, primarily consists of (i) interest earned on our cash and cash equivalents, (ii) sublease income, (iii) payments and awards related to legal settlements and (iv) our portion of pre-tax income or loss from non-financial services joint ventures. For the three and nine months ended September 30, 2023, Other income was $13.3 million and $35.0 million, respectively, compared to net other expense of $0.1 million and $0.8 million in the 2022 comparable periods. The increase in both quarter and year-to-date is due to higher interest earned on larger cash and cash equivalents balances.
Loss on Early Extinguishment of Debt. Loss on early extinguishment of debt of $0.9 million for the three and nine months ended September 30, 2023 is related to the $150.0 million partial redemption of our 2025 Notes. There were no similar charges for the three and nine months ended September 30, 2022. See Note 6 to the unaudited consolidated financial statements included in this report for more information related to the partial redemption of our 2025 Notes.
Income Taxes. Our effective tax rate was 22.4% and 20.3% for the three months ended September 30, 2023 and 2022, respectively, and 21.8% and 22.9% for the nine months ended September 30, 2023 and 2022, respectively. The higher effective tax rate for the three months ended September 30, 2023 is due to the catch-up of energy-efficient homes tax credits on qualifying homes under the IRC §45L energy-efficient homes federal tax credit from the IRA that was enacted in the third quarter of 2022. The lower effective tax rate for the nine months ended September 30, 2023 reflects the increased per-home energy-efficiency credit amount starting in 2023.

Liquidity and Capital Resources
Overview
We have historically generated cash and funded our operations primarily from cash flows from operating activities. Additional sources of funds may include additional debt or equity financing and borrowing capacity under our Credit Facility. We exercise strict controls and believe we have a prudent strategy for Company-wide cash management, including those related to cash outlays for land acquisition and development and spec home construction. Our principal uses of cash include acquisition and development of land and lots, home construction, operating expenses, share repurchases and the payment of interest, routine liabilities and dividends. We also opportunistically repurchase our senior notes, as we did this quarter with a $150.0 million partial redemption of our 2025 Notes.
Cash flows for each of our communities depend on their stage of the development cycle, and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, zoning plat and other approvals, community and lot development, and construction of model homes, roads, utilities, landscape and other amenities. Because these costs are a component of our inventory and are not recognized in our income statement until a home closes, we incur significant cash outlays prior to recognition of earnings. In the later stages of a community, cash inflows may significantly exceed earnings reported for financial statement purposes, as the cash outflow associated with home and land construction was previously incurred. Similarly, in times of community count growth, we incur significant outlays of cash through the land purchase, development and community opening stages whereas in in times of community count stability, these cash outlays are incurred in a more even-flow cadence with cash inflows from actively selling communities that are contributing closing volume and home closing revenue. Conversely, in a down turn environment, cash outlays for land and community count growth may be scaled back and we may curtail community count.
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
Long-term Liquidity and Capital Resources
Beyond the next twelve months, our principal demands for funds will be for the construction of homes, land acquisition and development activities needed to maintain our lot supply and active community count, payments of principal and interest on our senior notes as they become due or mature, common stock repurchases and payments of dividends. We expect our existing and future generated cash will be adequate to fund our ongoing operating activities as well as provide capital for investment in future land purchases and related development activities. To the extent the sources of capital described above are insufficient to meet our long-term cash needs, we may also conduct additional public offerings of our securities, refinance or secure new debt or dispose of certain assets to fund our operating activities. There can be no assurances that we would be able to obtain such additional capital on terms acceptable to us, if at all, and such additional equity or debt financing could dilute the interests of our existing stockholders or increase our interest costs.
Material Cash Requirements
We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact both short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on our unaudited consolidated balance sheets as of September 30, 2023, while others are considered future commitments for materials or services not yet provided. Our contractual obligations primarily consist of principal and interest payments on our senior notes, loans payable and other borrowings, including our Credit Facility, letters of credit and surety bonds and operating leases. We have no debt maturities until 2025. We also have requirements for certain short-term lease commitments, funding working capital needs of our existing unconsolidated joint ventures and other purchase obligations in the normal course of business. Other material cash requirements include land acquisition and development costs, home construction costs and operating expenses, including our selling, general and administrative expenses, as previously discussed. We plan to fund these commitments primarily with cash flows generated by operations, but may also utilize additional debt or equity financing and borrowing capacity under our Credit Facility. Our maximum exposure to loss on our purchase and option agreements is generally limited to non-refundable deposits and capitalized or committed pre-acquisition costs.
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
We do not engage in commodity trading or other similar activities. We had no derivative financial instruments at September 30, 2023 or December 31, 2022.
Operating Cash Flow Activities
During the nine months ended September 30, 2023, net cash provided by operating activities totaled $460.1 million, compared to net cash used in operations of $169.8 million during the nine months ended September 30, 2022. Operating cash flows in the first nine months of 2023 benefited from cash generated from net earnings of $539.9 million and were partially offset by a $137.5 million increase in real estate. Operating cash flows in the first nine months of 2022 benefited from cash generated from net earnings of $729.8 million and an increase in accounts payable and accrued liabilities of $118.6 million due to timing of payments for routine transactions, offset by a $990.1 million increase in real estate and an $89.2 million increase in other receivables, prepaids and other assets. The increase in real estate in both periods was due to construction activities on a greater number of homes under construction, land acquisition and development activities. The increase in other receivables, prepaids and other assets for the first nine months of 2022 was largely due to receivables from municipalities for land development reimbursements and the purchase of fixed rate interest locks for eligible buyers in our backlog.

Investing Cash Flow Activities
During the nine months ended September 30, 2023 and 2022, net cash used in investing activities totaled $34.7 million and $24.9 million, respectively. Cash used in investing activities in both periods was mainly attributable to the purchases of property and equipment and investments in unconsolidated entities.
Financing Cash Flow Activities
During the nine months ended September 30, 2023 and 2022, net cash used in financing activities totaled $238.2 million and $124.3 million, respectively. The net cash used in financing activities in 2023 includes $150.0 million for the partial redemption of our 2025 Notes and associated early tender fees of $0.9 million, $55.0 million in share repurchases and $29.7 million of dividends paid. The net cash used in financing activities in 2022 primarily reflects $109.3 million in share repurchases. See 'Part II, Item 2 - Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities' for more information about our authorized share repurchase program.

We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. Debt-to-capital and net debt-to-capital are calculated as follows (dollars in thousands):

	As of
	September 30, 2023	December 31, 2022
Senior notes, net, loans payable and other borrowings	$1,005,420	$1,150,647
Stockholders’ equity	4,421,042	3,949,611
Total capital	$5,426,462	$5,100,258
Debt-to-capital (1)	18.5%	22.6%
Senior notes, net, loans payable and other borrowings	$1,005,420	$1,150,647
Less: cash and cash equivalents	(1,048,755)	(861,561)
Net debt	(43,335)	289,086
Stockholders’ equity	4,421,042	3,949,611
Total net capital	$4,377,707	$4,238,697
Net debt-to-capital (2)	(1.0)%	6.8%

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

Dividends
During the three months ended September 30, 2023, our Board of Directors approved, and we paid, a quarterly cash dividend on common stock of $0.27 per share. Quarterly dividends declared and paid during the nine months ended September 30, 2023 totaled $0.81 per share. There were no such transactions in the three and nine months ended September 30, 2022.

Credit Facility Covenants
Borrowings under the Credit Facility are unsecured, but availability is subject to, among other things, a borrowing base. The Credit Facility also contains certain financial covenants, including (a) a minimum tangible net worth requirement of $2.8 billion (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings), and (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 60%. We were in compliance with all Credit Facility covenants as of September 30, 2023. Our actual financial covenant calculations as of September 30, 2023 are reflected in the table below.

Financial Covenant (dollars in thousands):	Covenant Requirement	Actual
Minimum Tangible Net Worth	> $3,021,938	$4,376,362
Leverage Ratio	< 60%	(0.8)%
Investments other than defined permitted investments	< $1,337,909	$15,062

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
In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission ("SEC") is recorded, processed, summarized and reported on a timely basis, we have developed and implemented disclosure controls and procedures. Our management, with the participation of our CEO and CFO, has reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of September 30, 2023 (the “Evaluation Date”). Based on such evaluation, our management has concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective at a reasonable assurance level in ensuring that information that is required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Issuer Purchases of Equity Securities
On February 13, 2019, our Board of Directors authorized a new stock repurchase program, authorizing the expenditure of up to $100.0 million to repurchase shares of our common stock. On November 13, 2020, the Board of Directors authorized the expenditure of an additional $100.0 million to repurchase shares of our common stock under this program. On August 12, 2021, the Board of Directors authorized the expenditure of an additional $100.0 million to repurchase shares of our common stock under this program, which was announced on August 17, 2021. On May 19, 2022, the Board of Directors authorized the expenditure of an additional $200.0 million to repurchase shares of our common stock under this program, which was announced on May 25, 2022. There is no stated expiration for this program. The repurchases of the Company's shares may be made in the open market, in privately negotiated transactions, or otherwise. The timing and amount of repurchases, if any, will be determined by the Company's management at its discretion and be based on a variety of factors such as the market price of the Company's common stock, corporate and contractual requirements, prevailing market and economic conditions and legal requirements. The share repurchase program may be modified, suspended or discontinued at any time. As of September 30, 2023 there was $189.1 million available under this program to repurchase shares. We purchased 319,716 shares under the program during the three months ended September 30, 2023.

Period	Total Number of Shares Purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
July 1, 2023 - July 31, 2023	—	$—	—	$234,077,454
August 1, 2023 - August 31, 2023	319,716	$140.75	319,716	$189,077,636
September 1, 2023 - September 30, 2023	—	$—	—	$189,077,636
Total	319,716		319,716

Item 5.	Other Information
Insider Trading Arrangements
During the fiscal quarter ended September 30, 2023, no director or officer adopted a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101.0
The following information from the Meritage Homes Corporation Quarterly Report on Form 10-Q as of and for the three months and nine months ended September 30, 2023 were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Income Statements, (iii) Unaudited Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Consolidated Financial Statements.

104.0	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL and contained in exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERITAGE HOMES CORPORATION, a Maryland corporation

By:	/s/ HILLA SFERRUZZA
Hilla Sferruzza Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date:	November 1, 2023

INDEX OF EXHIBITS

3.1	Restated Articles of Incorporation of Meritage Homes Corporation

3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.2	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.3	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.4	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.5	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.2	Meritage Homes Corporation Amended and Restated Bylaws

22	List of Guarantor Subsidiaries

31.1	Rule 13a-14(a)/15d-14(a) Certification of Phillippe Lord, Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Hilla Sferruzza, Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.0
The following information from the Meritage Homes Corporation Quarterly Report on Form 10-Q as of and for the three months and nine months ended September 30, 2023 were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Income Statements, (iii) Unaudited Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Consolidated Financial Statements.

104.0	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL and contained in exhibit 101.