Form 10-K
period 2023-12-31
Meritage Homes CORP
filed 2024-02-14
CIK 833079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K
 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.	☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.	☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).	☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes	☐	No	☒
The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2023 was $5.1 billion based on the closing sales price per share as reported by the New York Stock Exchange on such date.
The number of shares outstanding of the registrant’s common stock on February 7, 2024 was 36,169,394.
DOCUMENTS INCORPORATED BY REFERENCE
Portions from the registrant’s Proxy Statement relating to the registrant's 2024 Annual Meeting of Stockholders have been incorporated by reference into Part III, Items 10, 11, 12, 13 and 14.

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
Our homebuilding activities are conducted under the name of Meritage Homes in each of our homebuilding markets. At December 31, 2023, we were actively selling homes in 270 communities, with base prices ranging from approximately $237,000 to $1,064,000. Our average sales price on home closings and orders was approximately $433,400 and $430,200, respectively, for the year ended December 31, 2023.
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
Meritage Homes operates within a comprehensive plan of corporate governance for the purpose of defining responsibilities and setting high standards for ethical conduct. Our Board of Directors has established an audit committee, executive compensation committee, nominating/governance committee, environmental, social and sustainability committee, and land committee. The charters for each of these committees are available on our website, along with our Lead Director Charter, Code of Ethics, Corporate Governance Principles and Practices, Conflict of Interest and Related Party Transaction Policy, Securities Trading Policy, Clawback Policy, Human Rights Policy, Vendor Code of Conduct, Environmental Responsibility Policy and Responsible Marketing Policy (collectively, the "charters and Published Policies"). All of our employees, officers and directors, are required to comply with our Code of Ethics and to immediately report through the appropriate channels, any known instances of non-compliance. Our charters and Published Policies are also available in print, free of charge, to any stockholder who requests any of them by calling us or by writing to us at our principal executive offices at the following address: Meritage Homes Corporation, 18655 N. Claret Drive, Suite 400, Scottsdale, Arizona 85255, Attention: Secretary. Our telephone number is (480) 515-8100.

Strategy
All facets of Meritage's operations are governed by the core values that define our culture and operational parameters, ensuring that our actions are aligned around our brand promise of delivering to each of our customers a LIFE. BUILT. BETTER.®
Our six core values include:
•Start With Heart
•Integrity Above All Else
•Develop to Empower
•Think Strategically
•Build Value, and
•Play to Win
These values combine our entrepreneurial spirit and organizational agility to strive for industry-leading results in all of our functional areas, including: land acquisition and development, finance, marketing, sales, purchasing, construction, customer care, and information technology. The main tenets of these core values are:
•Value, recognize and appreciate our employees, trade partners and customers;
•Act with honesty, character and integrity by demonstrating openness and transparency with our internal and external customers;
•Provide the highest level of customer service by bringing passion and care to every interaction and make a difference by giving back to the communities we serve;
•Strive to have the best team available through investing in our people and fostering an environment that embraces growth and learning;
•Renew, rethink and innovate, continuously and purposefully, with the customer in mind, by supporting and encouraging new ideas and recognizing efforts that grow stakeholder value;
•Lead with action, be relentless in our pursuit of excellence and never settle; and
•Commit to building an inclusive culture by fostering diversity and equity across our organization.
These core values are evident in the operational decisions we make in every facet of our business, all of which contribute to the successes we have achieved with our talent acquisition and employee development, our customers, and the homebuilding industry.
Our operational strategy focuses on building affordable, quick move-in homes that are designed to meet the growing demand for entry-level and first move-up product. Our LiVE.NOW® communities are targeted to the entry-level price point combining nicely-appointed affordable homes with simplified and streamlined construction and sales processes aimed to create a stress-free buying experience for our customers while also allowing our trade partners and suppliers to work more efficiently and cost effectively, which allows us to pass resulting savings on to our customers. We have a 100% speculative ("spec") home building strategy for our entry-level product, so we pre-start all of our homes with preselected plans and features from our reduced SKU counts and plan libraries. During 2023, the supply chain and labor constraints that challenged production in 2022 lessened throughout the year, allowing us to reduce our construction cycle time by over six weeks, replenish inventory and return to normalized inventory levels. We believe having available specs provides us a competitive advantage by allowing our customers to lock their mortgage rate and offer a quick delivery, as is the current desire in the marketplace. Our strategy also encompasses a simplification of the home buying process for the first move-up segment, a demographic we have historically had a significant presence in. For our first move-up product, our pre-set option packages provide an experience that simplifies the sale and design processes, providing an efficient and less stressful way for homebuyers to personalize their new homes through professionally-curated design collections versus the traditional a-la-carte design center offerings, although in 2023 most of these first move-up offerings were also pre-started prior to sales order to expedite the building cycle time and offer quick move-ins for our buyers. We believe our strategy addresses the need for well-appointed yet lower-priced homes, while allowing us to simplify and maximize the profitability of our business.

We continue to focus on innovation in every new home we build, employing industry-leading building techniques and technologies aimed at surpassing the baseline standards for energy-efficient homebuilding. Accordingly, at a minimum, every new home we construct meets or exceeds ENERGY STAR® standards and comes standard with the MERV-13 air filter, one of the most advanced air filtration systems offered today for residential construction, and a multispeed heating, ventilation and air conditioning ("HVAC") system that is designed to operate more efficiently than traditional HVAC systems, allowing owners to better manage the comfort of their home while reducing their environmental impact and operating costs. These standard offerings provide our customers with homes that utilize, on average, half of the energy of a typical U.S. home of the same size. As a result of our commitment to interior air quality, we received the U.S. Environmental Protection Agency’s ("EPA") ENERGY STAR® and Indoor airPLUS certifications in 2023. Our commitment to incorporate these energy and healthy living standards into all of our homes has resulted in our achievement of design, purchasing and production efficiencies that have allowed us to offer these as standard features to our home buyers for nominal additional cost while providing significant additional value to our customers. In addition, all homes we build include home automation features through our M.Connected Home™ Automation Suite which includes a central hub that allows users to monitor and control key components of their homes, such as Wi-Fi enabled thermostats, garage doors and smart door locks.
Year after year, we strive to build energy-efficient homes through better construction processes and selection of materials and features inside the home. These efforts reduce the energy consumption and greenhouse gas emissions of our homes, which create energy savings and lower utility bills for our homeowners. Our homes earn better Home Energy Rating System ("HERS") scores from the third-party energy rater, Residential Energy Services Network, as compared to their reference home. We have also received various national and regional awards in recognition of our efforts, including:
•2023 EPA's ENERGY STAR® Partner of the Year for Sustained Excellence for the tenth year;
•2021 - 2023 EPA's Indoor airPLUS Leader Award;
•2013 - 2023 EPA's ENERGY STAR® Residential New Construction Market Leader Award;
•USA Today’s 2023 America’s Climate Leaders; and
•Green Builder Media’s 2023 Eco Leaders List.

Environmental, Social and Governance

We believe transparent corporate governance and social responsibility are important for the long-term sustainability of the business. Our Environmental Responsibility Policy, Code of Ethics, Vendor Code of Conduct, and Responsible Marketing Policy, collectively, are intended to define, promote and support sustainable practices throughout all phases of the homebuilding cycle. We take pride in being an organization driven by ethics and living by our core values and our promise to deliver a Life.Built.Better.® We promote the long-term interests of our stakeholders and customers and focus on the transparency and accountability of Meritage’s Board of Directors, executive management, our employees and trade partners. In addition to becoming certified as a Great Place to Work® in 2023, we also received various national and regional awards in recognition of our corporate stewardship, including:
•2023 Hearthstone Builder Humanitarian Award;
•Arizona Housing Fund 2023 Partner of the Year Award;
•2023 AZ Business Angels Award;
•World’s Most Admired Companies for 2023 by Fortune;
•America’s Most Responsible Companies for 2023 by Newsweek;
•U.S. News & World Report’s Best Companies to Work for in 2023;
•Phoenix Business Journal’s 2023 Best Places to Work;
•AVID Cup – Production, the highest national honor, for a second consecutive year; and
•Various AVID Diamond, Gold and Benchmark customer service awards across multiple categories and divisions.

More information regarding these topics can be found on our website and within publicly filed reports, including our environmental, social, and governance (“ESG”) report which includes our Task Force on Climate-Related Financial Disclosures ("TCFD") and our Equal Employment Opportunity data (“EEO-1”). These disclosures are located within the Investor Relations area of our website. The ESG report and other information on our website are not incorporated by reference into this Annual Report on Form 10-K.
Markets
We currently build and sell homes in the following markets:

Markets	Year Entered
Phoenix, AZ	1985
Dallas/Ft. Worth, TX	1987
Austin, TX	1994
Tucson, AZ	1995
Houston, TX	1997
East Bay/Central Valley, CA	1998
Sacramento, CA	1998
San Antonio, TX	2003
Inland Empire, CA	2004
Denver, CO	2004
Orlando, FL	2004
Raleigh, NC	2011
Tampa, FL	2011
Charlotte, NC	2012
Nashville, TN	2013
Atlanta, GA	2014
Greenville, SC	2014
South Florida	2016
Myrtle Beach, SC	2021
Salt Lake City, UT	2023
Jacksonville, FL	2023

Recent Industry and Company Developments
In 2023, the homebuilding market reversed course from the slowdown that commenced in the second half of 2022 due to high inflation and consecutive interest rate hikes that reduced overall housing affordability and deteriorated buyer confidence. The needs of the millennial and baby boomer generations for affordable, move-in ready homes are driving higher demand, but today's buyer is still seeking assistance with monthly mortgage affordability. The ability to offer financing incentives, including interest rate locks and buy-downs, combined with a short supply of re-sale inventory available shifted demand to the new home market in 2023. We believe that our ability to offer financing incentives gives us a competitive advantage, particularly over resale homes, as individual home sellers are not able to provide such incentives, and that our all-spec strategy with a commitment to affordability will meet the persisting demographic demand, providing us with ample opportunity to capture and grow our market share.
The supply chain constraints, labor shortages and other economic-related disruptions that impacted construction cycle times for the homebuilding industry during 2022 also began to improve in 2023. During 2023, we reduced our construction cycle time by over six weeks as supply chain and labor constraints lessened throughout the year. While there has been some relief in material costs, primarily due to retraction in the cost of lumber commodities, most other home costs have held relatively steady at elevated levels. We continue to rebid all of our construction inputs and believe costs will begin to trend down to historical levels as additional capacity is created in the marketplace. Higher land costs following several years of historically high land development have also begun to impact margins for newer communities and we expect will continue to do so in the near-to-mid term.
We have been successfully executing on our strategy to address the demand for more affordable homes by acquiring and developing communities and designing homes that can be delivered at a lower cost. We are achieving our goal by simplifying our product and construction processes, pivoting to an all spec home sales program for our entry-level communities, which allow buyers to move in quicker, and by enhancing and making the entire home buying experience faster, easier and less costly for our customers. We are confident in our strategy and continue to demonstrate our commitment to first-time and first move-up buyers through our land acquisitions, streamlined option packages and upgrade offerings for our first move-up product, and our focus on delivering affordable homes. Our entire portfolio of active communities is targeted to first-time and first move-up buyers who collectively represented all of our orders and closings in 2023. We also remain committed to our key financial goals such as higher home closing revenue, strong home closing gross margin, controlling selling, and general and administrative costs, and maintaining sufficient liquidity. Our products and simplification strategy have enabled us to deliver on these goals and we believe will continue to provide improved profitability while also preserving liquidity. Our near-term objectives in today's uncertain environment are expanding our market share and maintaining liquidity. In 2023, we were upgraded to an investment grade rating by both Standard and Poor’s Financial Services and Fitch Ratings in recognition of our disciplined approach to balance sheet management, while actively pursuing growth and shareholder return.
Home closing revenue of $6.1 billion for the year ended December 31, 2023, decreased 2.4% year over year as the result of a 0.9% decrease in home closing volume and a 1.5% decrease in Average Sales Price ("ASP") on closings. Improved homebuyer psychology, particularly around higher interest rates, led to a 12.2% improvement in orders volume and the return to a normalized cancellation rate of 12.8%. ASP on orders decreased 3.7% primarily due to higher financing incentives provided to address homebuyer concerns of monthly mortgage affordability. Higher order volume partially offset by the lower ASP on orders led to an 8.0% increase in home order value compared to 2022. Home closing gross margin of 24.8% declined 380 basis points from our highest full-year home closing margin in Company history of 28.6% in 2022. Our 2023 net earnings of $738.7 million and diluted EPS of $19.93 both decreased by 25.5% compared to prior year.
We carefully manage our liquidity and balance sheet, particularly during times of limited economic visibility. Our earnings generate cash that allows us to reinvest in our business through acquiring and developing land, increasing the number of homes under construction, and returning shareholder value by repurchasing our common stock and paying dividends. During 2023, we repurchased 437,882 shares of our common stock for $59.1 million, paid dividends totaling $39.5 million, and we also partially redeemed $150.0 million of our Senior Notes due 2025. We ended the year with cash and cash equivalents totaling $921.2 million as compared to $861.6 million at December 31, 2022, while growing our inventory 8.3% to $4.7 billion. Our debt-to-capital ratio was 17.9% and our net debt-to-capital ratio was 1.9% at December 31, 2023, compared to 22.6% and 6.8%, respectively, at December 31, 2022. Net debt-to-capital is a non-GAAP measure. For information about the calculation of the net debt-to-capital ratio and the reasons why we believe it is a relevant financial measure, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".
Land Acquisition and Development
Our current land pipeline goal is to maintain an approximate four-to-five year supply of lots, which we believe provides an appropriate planning horizon to address regulatory matters, perform land development and manage to our business plan for future closings. With the increasing demand for new homes, and in support of our commitment to grow community count and market share, we are aggressively seeking new land acquisitions that align with our underwriting criteria. During the year ended December 31, 2023, we invested approximately $1.9 billion in land acquisition and development and secured approximately 16,000 net new lots, up significantly from 2,000 net new lots in 2022. We ended the year with 64,313 lots under control at December 31, 2023 versus 63,182 in 2022. As of December 31, 2023 we have a 4.6 year supply of lots, based on 2023 closings, in line with our goal to maintain four to five years supply. Nearly all of the lots placed under control in 2023 are designated for entry-level communities. We are currently focused on growing our market share in our existing markets, including Salt Lake City and Jacksonville, the two new markets we entered this year. We continually evaluate our markets, monitoring and adjusting our lot supply through lot and land acquisitions to ensure we have a sufficient pipeline that is in sync with local market dynamics as well as our goals for growth in those markets. During 2023, we closed 13,976 homes, purchased approximately 14,900 lots for $832.7 million, spent $1.1 billion on land development, and started construction on 14,524 homes. At December 31, 2023 and 2022, respectively, approximately 72% and 73% of our controlled lots were owned.
We are currently purchasing primarily undeveloped land as the opportunity to purchase partially developed or substantially finished lots in desired locations is limited. Finished lots are those on which the development has been completed by a third party and are ready for immediate home construction. The entitlement and development of raw and undeveloped land and partially developed lots require a longer lead time before new communities are able to open for sales. Typically, undeveloped and partially developed lots will have a lower all-in cost than finished lots as we are responsible for improvements on the land, rather than paying a mark-up on improvements completed by a different developer. When evaluating any land acquisition opportunity, our selection is based upon a variety of factors, including:
•financial feasibility of the proposed project, including projected profit margins, total capital commitment, return on capital invested, and the capital payback period;
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
When purchasing undeveloped or partially developed land, we strive to defer the land acquisition until after entitlements have been obtained to eliminate or significantly minimize risk and so that development or construction may begin immediately, improving returns. The term “entitlements” refers to appropriate zoning, unit density and total lot yield, development agreements and preliminary, tentative and final maps or plats, depending on the jurisdiction within which the land is located. Entitlements generally give the developer the right to obtain building permits upon compliance with conditions that are ordinarily within the developer’s control. Although entitlements are almost always obtained before land is purchased, we are typically still required to secure a variety of other governmental approvals and permits prior to and during development, and the process of obtaining such approvals and permits can be lengthy. In unique circumstances, we may consider the purchase of unentitled land when we can do so in a manner with limited risk and which is consistent with our business strategy. We generally purchase and develop parcels that provide us with communities that range on average from 100 to 200 lots per product line.
Once we secure undeveloped land, we generally supervise and control the development of the land through contractual agreements with professional consultants and subcontractors. These activities may include site planning and engineering, as well as constructing road, sewer, water, utilities, drainage, landscaping improvements, recreation amenities and other improvements and refinements. We develop a design and marketing plan tailored to each community, which includes the determination of type, size, style and price range of homes. We may also determine the overall community design for each project we develop including street and community layout, individual lot size and layout, and common areas and amenities to be included within the community. The homes offered depend upon many factors, including the guidelines, if any, of the existing community, housing available in the area, the needs and desired housing product for a particular market, pricing targets for the surrounding metro and our lot sizes, though we almost exclusively use our standardized home design plans in our communities. We also build homes in master-planned communities with home sites that are adjacent to or near major amenities, such as golf courses or recreation facilities.
The factors used to evaluate finished lot purchases are similar to those for land we intend to develop ourselves, although the development risks associated with the undeveloped land—financial, entitlement, environmental, legal and governmental—have largely been borne by others. As such, these finished lots may be more attractive to us, despite their higher price, as we typically can immediately bring the community to market and begin home construction as well as mitigate potential cost and time risks that can occur during the land entitlement and development process.
As a means of accessing parcels of land, both undeveloped and finished, with minimal cash outlay, we may use option contracts. Acquiring our land through option contracts, when available, allows us to leverage our balance sheet by controlling the timing and volume of lot and land purchases from third parties. These contracts provide us the right, but generally not the obligation, to buy lots at predetermined future intervals and are usually structured to approximate our projected home sales absorption rate at the time the contract is negotiated. Lot option contracts are generally non-recourse and typically require the payment of non-refundable deposits of 5% to 20% of the total land purchase price. The use of option contracts limits the market risks associated with land ownership by allowing us to re-negotiate option terms or terminate options in the event of market downturns but also include a financial return to the counterparty. In the event we elect to cancel an option contract, our losses are typically limited to the forfeiture of our option deposits and any associated capitalized pre-acquisition costs. The cost of obtaining land through such option contracts is generally higher than if we were to purchase land in bulk, although the financial leverage benefits they can provide can outweigh the financing costs associated with them. Due to our strong liquidity position, our and purchases are generally financed through our working capital, including corporate borrowings.
At December 31, 2023, in addition to our 46,294 owned lots, we also had 18,019 lots under committed purchase or option contracts with a total purchase price of approximately $914.1 million secured by $97.8 million in cash deposits. We purchase and develop land primarily to support our homebuilding operations, although we may sell land and lots to other developers and homebuilders from time to time where we have excess land positions or for other strategic reasons. Information related to lots and land under option contracts is presented in Note 3 in the accompanying consolidated financial statements.
All land and lot acquisitions are reviewed by our corporate land acquisition committee, which is comprised of certain members of our executive management team and key operational leaders. All land acquisitions exceeding a specified dollar amount must also be approved by our Executive Chairman, with a secondary threshold requiring approval by our Board of Directors' Land Committee.
Construction Operations
We typically act as the general contractor for our projects and hire experienced subcontractors on a geographic basis to complete construction at fixed prices. We usually enter into agreements with subcontractors and materials suppliers after receiving competitive bids. In certain markets at high risk for land development cost increases, we may enter into fixed-fee bids. We also enter into longer-term and national or regional contracts with subcontractors and suppliers, where possible, to obtain more favorable terms, minimize construction costs and to control product consistency and availability. In addition to contractually requiring that our subcontractors comply with all laws and labor practices pertaining to their work, subcontractors must also adhere to our Code of Ethics and Vendor Code of Conduct, follow local building codes and permits, and meet performance, warranty and insurance requirements. See 'Customer Relations, Quality Control and Warranty Programs' below for additional information about our subcontractor requirements. Our purchasing and construction managers coordinate and monitor the activities of subcontractors and suppliers, and monitor compliance with zoning, building and safety codes. At December 31, 2023, we employed approximately 910 full-time construction and warranty employees.
We specify that quality durable materials be used in the construction of our homes and we do not maintain significant inventories of construction materials, except for work in process materials for homes under construction. When possible, we negotiate price and volume discounts and rebates with manufacturers and suppliers on behalf of our subcontractors so we can take advantage of production volume. Our raw materials consist primarily of lumber, concrete, drywall, roofing materials and similar construction materials and are frequently purchased on a national or regional level. Such materials have historically been available from multiple suppliers and therefore we do not believe there is a supplier risk concentration. However, because such materials are substantially comprised of natural resource commodities, their cost and availability are subject to national and worldwide price fluctuations and inflation, each of which could be impacted by legislation or regulation relating to energy, climate change and tariffs. We typically do not enter into any derivative contracts to hedge against weather or materials fluctuations as we do not believe they are particularly advantageous to our operations, although we do periodically lock in short and mid-term pricing with our vendors for certain key construction commodities. Throughout 2022, we experienced continued building material cost pressures and production capacity issues with some of our main product suppliers, including supply chain constraints largely associated with world-wide labor, material, and transportation shortages. These pressures began to lift in 2023, and we continue our focus on controlling costs by expanding our trade base and strengthening critical relationships.
We generally build and sell homes in phases within our larger projects, which we believe creates efficiencies in land development, home construction operations and cash management. We also believe it improves customer satisfaction by reducing the number of vacant lots and construction activity surrounding completed and occupied homes. Our homes are typically completed within three to five months from the start of construction, depending upon the geographic location and the size and complexity of the home, although in 2022 we did experience longer cycle times due to the supply chain constraints previously discussed. Construction schedules may vary depending on the size of the home, availability of labor, materials and supplies, product type, location, municipal requirements and weather. Our homes are usually designed to promote efficient use of space and materials, and to minimize construction costs and time.
Marketing and Sales
We believe that we have an established reputation for building attractive, high quality energy-efficient, affordable homes, which helps generate demand for our product. We have robust communication and marketing plans that reach prospective customers through a combination of online advertising, online listings, social media, email and articles. We leverage a suite of digital offerings to provide our customers with a simple and streamlined sales and marketing experience, including:

•Online scheduling to allow customers to schedule in-person, self-guided model home tours after hours in select locations;

•Virtual tours in all of our communities for realtors and prospective buyers;
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
•Warranty portal for our homeowners to submit and track warranty-related matters;
•Comprehensive online suite of financial services such as on-demand homeowners’ insurance quotes; and
•Digital signing of sales contracts and drive-through and partial or fully virtual closings in states where such services are permitted.
In addition, our local marketing efforts are focused on opening new communities with strong interest lists and driving consumer traffic through digital media campaigns, virtual events for both prospective buyers and real estate agents, grass roots marketing, and strategically placed signage in the surrounding areas of our communities. Our marketing strategy is aimed at differentiating Meritage Homes by highlighting our simplification throughout the buying, building and closing processes, our transparency in setting clear expectations and by building a better home leveraging industry leading energy-efficient features, cutting edge design, upgrades and finishes. All of this is part of our LIFE. BUILT. BETTER.® brand promise to our customers, by providing a home that is quieter, cleaner, healthier and smarter.
In addition to our robust digital marketing platform, we also use furnished model homes as a marketing tool to demonstrate to prospective homebuyers the advantages of the designs and features of our homes. At December 31, 2023, we owned 327 completed model homes, had 41 models under construction and leased back 2 model homes previously sold to buyers. We generally employ or contract with interior and landscape designers who enhance the appeal of our model homes, which highlight the features and options available. We typically build between one and three model homes for each actively selling community, depending upon the products to be offered and the number of homes to be built in the project. We strive to implement marketing strategies that will educate our buyers on how our unique building techniques and the energy efficient and home automation features in our homes differentiate them from other homes.
Our strategy of providing simplification and transparency extends to our approach to interior design and finishes perspective, which is particularly appealing to our entry-level and first move up buyer segments. Leveraging feedback from our homebuyers and based on our core values of innovating with the customer in mind, we took action to completely rethink how the home buying and design process should work to meet the needs of today’s buyer. We offer pre-selected combinations of flooring, cabinetry, countertops and fixtures that are all professionally designed to meet our buyer’s preferences, and our homebuyers benefit from bulk-purchase savings that we pass through from our national vendor partnerships.
Our homes generally are sold by our commissioned local sales associate employees. We also employ a team of online sales associates who offer assistance to potential buyers viewing our communities and products online through digital offerings such as virtual tours and 3-D tours and dynamic floor plans. At December 31, 2023, we had approximately 492 full-time sales and marketing personnel. Our goal is to ensure that our sales force has extensive knowledge of our homes and their energy efficient and innovative features, our sales strategies and mortgage options, in order to fully execute our marketing message. To achieve this goal, we train our sales associates and conduct regular meetings to update them on our product, surrounding communities, sales techniques, competition in the area, financing availability, construction schedules, marketing and advertising plans, available product lines, pricing, and options offered, as well as the numerous benefits our energy efficient product provides. Our sales associates are licensed real estate agents where required by law.
Third-party brokers may also sell our homes and are usually paid a sales commission based on the price of the home. Frequently, third-party brokers bring prospective buyers to our communities. We have a robust loyalty program for these brokers and we aim to partner with them, which we believe help enhance the impact of our marketing message. To attract buyers, we may offer various sales incentives, including mortgage-related incentives such as interest rate locks or buy-downs, price concessions, assistance with closing costs, and landscaping or interior upgrades. The use, type and amount of incentives depends largely on economic and local market conditions.

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
Backlog
Our sales contracts require cash deposits and may be subject to certain contingencies such as the buyer’s ability to qualify for financing. Homes covered by sales contracts but which are not yet closed are considered “backlog” and are representative of potential future home closing revenue. Started homes are excluded from backlog until a sales contract is signed and are referred to as unsold speculative or “spec” inventory. A contract contingent upon the sale of a customer’s existing home or a mortgage pre-approval is not considered a sale and not included in backlog until the contingency is removed. We strive to achieve a 100% spec home building strategy for our entry-level product, whereas for our first move-up homes, we also typically start construction on spec homes but may allow buyers the ability to select their interior packages if the sale occurs early in the construction cycle. Our spec inventory per active community as of December 31, 2023 was 21.8 or 5,877 units as compared to 18.0 or 4,891 units as of December 31, 2022. At December 31, 2023, approximately 97% of our 2,549 homes in backlog were under construction.
We do not recognize any revenue from a home sale until a finished home is delivered to the homebuyer, payment is collected and other criteria for sale and profit recognition are met. At December 31, 2023, of our total unsold homes in inventory, excluding completed model homes, 81% were under construction and 19% were completed. A portion of the unsold inventory resulted from homes that began construction with valid sales contracts that were subsequently canceled. We believe that during 2024 we will deliver to customers substantially all homes in backlog at December 31, 2023 under existing contracts, or, in the case of cancellations, replacement sales contracts.
The number of units in backlog decreased 23.5% to 2,549 units at December 31, 2023 from 3,332 units at December 31, 2022 with a 28.6% decrease in the value of backlog to $1.1 billion from $1.5 billion. The decrease in backlog units is due to reduced construction cycle times which allowed us to close homes quicker.
Customer Financing
Most of our homebuyers require financing to purchase their home. Accordingly, we refer them to mortgage lenders that offer a variety of financing options. While our homebuyers may obtain financing from any mortgage provider of their choice, we have a joint venture arrangement with an established mortgage broker that acts as a preferred mortgage broker to help facilitate the financing process as well as generate additional revenue for us through our interest in the joint venture (see Note 5 in the accompanying consolidated financial statements for additional information on joint venture financial results). We also have referral relationships with unaffiliated preferred mortgage lenders. We may pay a portion of the closing costs or obtain interest rate locks or buy-downs to assist homebuyers who obtain financing from our preferred lenders.
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
•conduct formal inspections as specific stages of construction are completed; and
•perform a final walkthrough inspection with homebuyers to identify any necessary repairs.

At the time a home is completed and delivered to a buyer, the continuing relationship is transitioned to a customer relations employee who manages our warranty and customer care efforts.
We generally provide a complete workmanship and materials warranty for the first year after the close of the home, a major mechanical warranty for two years after the close of the home and a structural warranty that typically extends up to 10 years after the close of the home. We require our subcontractors to provide evidence of insurance before beginning work and to indemnify us from defects in their work and the materials they provide and therefore any claims relating to workmanship and materials are generally the subcontractors’ responsibility. In certain markets and for certain attached product, our trades participate in a Meritage-controlled insurance program for our subcontractors underwritten on behalf of Meritage which, if accepted, is the insurance for damage resulting from construction defects in lieu of the standard insurance we require from subcontractors. Although our subcontractors are generally required to repair and replace any product or labor defects (and for those operating in markets with our Company-controlled insurance program, pay a deductible as a condition to such coverage), we are, during applicable warranty periods, ultimately responsible to the homeowner for making such repairs. Accordingly, with the assistance of an actuary, we have estimated and established reserves for future structural warranty costs based on the number of home closings and historical data trends for warranty work within our communities. Warranty reserves generally range between 0.1% to 0.5% of a home’s sale price. Those projections are subject to variability due to uncertainties regarding structural warranty claims relating to the construction of our homes, the markets in which we build, industry trends and experience, claim settlement history, and insurance and legal interpretations and developments, among other factors and we are, therefore, constantly monitoring such reserves. Historically, these reserves, as adjusted, have been sufficient to cover net out-of-pocket warranty costs.
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
•simplified and less stressful home buying experience through a full spec operating model;
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
•ability to recognize and adapt to changing market conditions, from both a financial capital and human capital perspective;
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
We have an extensive market research department that assists us in each of our markets to better compete with other homebuilders and the inventory of re-sale homes in surrounding neighborhoods. Our strategic operations team conducts in-depth reviews in each of our markets, including a detailed analysis of existing inventory, pricing, buyer demographics and the identification of each location’s key buyer metrics. This analysis and resulting analytical tools assist in decision-making regarding product designs, positioning, and pricing and underwriting standards for land purchases and land development. Additionally, our market research department supports the Company strategy by researching new market opportunities, product library development and evolving consumer trends and preferences.

Government Regulation and Environmental Matters
To the extent that we acquire undeveloped land, we prefer to close the acquisition of such land after all governmental approvals and permits have been obtained. Construction may begin almost immediately on such entitled land upon compliance with and receipt of specified permits, approvals and other conditions, which generally are within our control. The time needed to obtain such approvals and permits affects the carrying costs of unimproved property acquired for development and construction. The continued effectiveness of permits already granted is subject to factors such as changes in government policies, rules and regulations, and their interpretation and application. Government approval processes may cause delays, which primarily impact the timing of new community openings. There is no assurance that these and other restrictions will not adversely affect future operations as, among other things, sunset clauses may exist on some of our entitlements and they could lapse.
Local and state governments have broad discretion regarding the imposition of development fees for projects under their jurisdictions. These fees are normally established when maps or plats are recorded and building permits obtained. Governing agencies may also require concessions or may require the builder to construct certain improvements to public areas such as parks and streets. In addition, governing agencies may impose construction moratoriums and therefore we could become subject to delays or may be precluded entirely from developing communities due to building moratoriums, “no growth” or “slow growth” initiatives or building permit allocation ordinances, which could be implemented in the future. However, because most of our land is entitled, construction moratoriums typically do not affect us in the near term unless they arise from health, safety or welfare issues, such as insufficient water, electric or sewage facilities.
In addition, there is constantly a variety of new regulations being adopted and legislation being enacted, or considered for enactment, at the federal, state and local levels relating to energy and climate change. Some of this legislation relates to items such as carbon dioxide emissions control and building codes with increasing energy efficiency standards. New building code requirements could significantly increase the cost to construct homes, although our focus on energy-efficiency technologies and offerings may give us a competitive advantage regarding implementation of new code standards. As climate change concerns continue to grow, legislation and regulations of this nature are expected to continue and may result in increased costs and longer approval and development timelines. Similarly, energy and environment-related initiatives affect a wide variety of companies throughout the United States and the world, and because our operations are heavily dependent on significant amounts of raw materials, such as lumber, steel, and concrete, such initiatives could have an indirect adverse impact on our operations and profitability to the extent the manufacturers and suppliers of our materials are burdened with expensive carbon dioxide emissions control and other environmental and energy-related regulations.
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
Some of our homebuyers elect to purchase their homes with mortgages that are insured or guaranteed by certain government entities. In order for our homebuyers to finance their home purchases with Federal Housing Administration ("FHA")-insured, Veterans Administration ("VA")-guaranteed or United States Department of Agriculture ("USDA")-guaranteed mortgages, we are required to build such homes in accordance with the regulatory requirements of those agencies.
Some states have statutory disclosure requirements governing the marketing and sale of new homes. These requirements vary widely from state to state.
Some states require us to be registered as a licensed contractor, a licensed real estate broker and in some markets our sales agents are required to be registered as licensed real estate agents.

Human Capital
Human capital makes our success possible. At December 31, 2023, we had 1,838 full-time employees, including 367 in management and administration, 69 in our title and insurance companies, 492 in sales and marketing, and 910 in construction and warranty operations. We are committed to cultivating a diverse team, fostering an inclusive culture and creating a workplace environment where our team members are treated with respect, are valued for their unique perspectives and experiences, and feel a sense of belonging. We have a robust talent recognition and succession planning model designed to identify and develop employees and provide a roadmap for promotion so that they can reach their full potential in support of organizational goals. Developing our employees enhances each individual’s opportunity to progress their career at Meritage and enrich their work experience. We work to retain talent by offering competitive and comprehensive compensation and benefits that include health insurance with health savings accounts and company match, 401(k) savings plan with a competitive company match, paid time off, paid parental benefits, employee assistance program, fertility support benefits, caregiving benefits, employee discounts, tuition reimbursement, and a wellness program, among many others. Of our entire employee population at December 31, 2023, 41% were female and 27% were minorities. We are proud of the diversity in our team and are committed to the ongoing and intentional work to achieve inclusive excellence, including the long-term goals of attracting diverse talent and forming strategic relationships. We are dedicated to learning, improving our practices and challenging our leaders and employees to recognize and leverage our differences for the greater good of the team and the organization. We promote an open-door policy where individuals are encouraged to voice concerns which are promptly addressed. In order to uphold our core values, we intend to continue to expand our commitment to diversity, equity & inclusion ("DE&I"), which we believe will drive change throughout our organization as well as strengthen our business and competitiveness in the homebuilding sector.
Our operations are carried out through both local and centralized management. Our corporate management team sets our strategy and leads decisions related to land acquisition, risk management, finance, cash management, capital allocation, information systems and people management. Local operations are made up of our division employees, led by management with significant homebuilding experience and who possess a great depth of knowledge in their particular markets. Our employees are not unionized. We have a highly engaged workforce and in 2023 we were certified as a Great Place to Work®. We act solely as a general contractor, and all construction operations are coordinated by our project managers and field superintendents who schedule and monitor third-party independent subcontractors. We may use independent consultants and contractors for certain architectural, engineering, advertising, technology and legal services, and we strive to maintain good relationships with our subcontractors and independent consultants and contractors. Our Vendor Code of Conduct applies to all contractors and subcontractors and is available on our website.
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
Information about our Executive Officers
The names, ages, positions and business experience of our executive officers as of the date of this report are listed below (all ages are as of December 31, 2023):

Name	Age	Position
Steven J. Hilton	62	Executive Chairman
Phillippe Lord	50	Chief Executive Officer, Executive Vice President
Hilla Sferruzza	48	Chief Financial Officer, Executive Vice President
Clinton Szubinski	47	Chief Operating Officer, Executive Vice President
Malissia Clinton	55	General Counsel, Executive Vice President and Secretary
Javier Feliciano	50	Chief People Officer, Executive Vice President
Steven J. Hilton co-founded Monterey Homes in 1985, which merged with Homeplex Mortgage Investments in December 1996 and later became known as Meritage Homes. Mr. Hilton served as Co-Chairman and Co-Chief Executive Officer from

July 1997 to May 2006, served as Chairman and Chief Executive Officer from May 2006 to December 31, 2020, and became the Executive Chairman effective January 1, 2021.
Phillippe Lord was appointed Chief Executive Officer on January 1, 2021. Prior to his appointment as Chief Executive Officer, Mr. Lord was Chief Operating Officer, Executive Vice President from April 2015 to December 2020, Western Region President from 2012 through March 2015 and Vice President of Strategic Operations from 2008 through 2012.
Hilla Sferruzza was appointed Chief Financial Officer and Executive Vice President in April 2016. Prior to her appointment as Chief Financial Officer and Executive Vice President, Ms. Sferruzza was our Chief Accounting Officer and Corporate Controller from 2010 to 2016, and worked in other management roles at the Company since 2006.
Clinton Szubinski was appointed Chief Operating Officer, Executive Vice President on January 1, 2021. Prior to his appointment as Chief Operating Officer, Mr. Szubinski served as South Region President of Meritage Homes from 2018 to December 2020. Previously, Mr. Szubinski served in senior management roles at K. Hovnanian and CalAtlantic, both public U.S. homebuilders, from 2014 to 2018, and from 2011-2014 was the Florida Region President at Meritage Homes.
Malissia Clinton joined Meritage in April 2022 as General Counsel, Executive Vice President and Secretary. Prior to joining Meritage, Ms. Clinton was employed by The Aerospace Corporation from July 2009 through April 2022, where she served as Senior Vice President, General Counsel and Secretary.
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
In general, housing demand is adversely affected by increases in interest rates and a lack of availability of mortgage financing. Most of our buyers finance their home purchases through our mortgage joint venture or third party lenders providing mortgage financing. If mortgage interest rates increase and, consequently, the ability of prospective buyers to finance home purchases is adversely affected, our home sales and cash flow may be adversely affected and the impact may be material. Additionally, rapid increases in interest rates may negatively impact affordability of a home purchase for existing buyers in backlog who have not yet locked in a mortgage interest rate for their loan. This could lead to an increase in the number of contract cancellations in our reported sales order numbers. These risks can also indirectly impact us to the extent our customers need to sell their existing homes to purchase a new home from us if the potential buyer of their home is unable to obtain mortgage financing. It may also impact the desire for existing homeowners to sell their homes as they may potentially be forfeiting a substantially lower interest rate on their existing home for a higher interest rate mortgage on a new home. For example, in 2022 mortgage rates increased quickly and significantly from their previously historically low averages. We believe this increase, coupled with other economic factors, caused the elevated cancellation rate in the latter half of 2022. While interest rates have stabilized, they are still elevated and are not expected to go down in the near future. We may have the ability to offset the impact of rising interest rates on affordability by purchasing interest rate locks; however, the cost of these rate locks is expensive and there is no guarantee that interest rate locks will be available for us to purchase at desirable terms, or if they are available, there is no guarantee that they will be utilized by potential customers.

A homebuyer's ability to obtain a mortgage loan is largely subject to prevailing interest rates, lenders’ credit standards and appraisals, and the availability of government-supported programs, such as those from the FHA, the VA, Federal National Mortgage Association ("Fannie Mae") and the Federal Home Loan Mortgage Corporation ("Freddie Mac"). Although no material changes are currently anticipated, if credit standards or appraisal guidelines are tightened, or mortgage loan programs are curtailed, potential buyers of our homes may not be able to obtain necessary mortgage financing. There can be no assurance that these programs will continue to be available or that they will be as accommodating as they currently are. Continued legislative and regulatory actions and more stringent underwriting standards could have a material adverse effect on our business if certain buyers are unable to obtain mortgage financing. A prolonged tightening of the financial markets could also negatively impact our business.
Our future operations may be adversely impacted by high inflation or deflation.
We, like other homebuilders, may be adversely affected during periods of high inflation, mainly from higher land, construction, labor and materials costs. Inflation could increase our cost of financing, materials and labor and could cause our financial results and profitability to decline. Traditionally, we have attempted to pass cost increases on to our customers through higher sales prices and inflation has not historically had a material adverse effect on our business, although in recent years we have had to absorb higher material and labor costs as well as provided more significant financing incentives to our buyers, both of which have negatively impacted our profitability.
Alternatively, a significant period of deflation could cause a decrease in overall spending and borrowing levels. This could lead to deterioration in economic conditions, including an increase in the rate of unemployment. Deflation could also cause the value of our inventories to decline or reduce the value of existing homes below the related mortgage loan balance, which could potentially increase the supply of existing homes due to foreclosures. These, or other factors that increase the risk of significant deflation, could have a negative impact on our business or financial results.
High cancellation rates may negatively impact our business.
Our backlog reflects the number and value of homes for which we have entered into non-contingent sales contracts with customers but have not yet delivered those homes. In connection with the sale of a home, our policy is to generally collect a deposit from our customers, although typically this deposit reflects a small percentage of the total purchase price, and due to local regulations, the deposit may, in certain circumstances, be fully or partially refundable prior to closing. If the prices for our homes in a given community decline, our neighboring competitors reduce their sales prices (or increase their sales incentives), interest rates increase, the availability of mortgage financing tightens or there is a downturn in local, regional or national economies, homebuyers may elect to cancel their home purchase contracts with us. For example, we experienced significant cancellations in the latter half of 2022 as buyers terminated their existing home purchase contracts due to a variety of reasons, including uncertainty about current economic conditions, increases in interest rates, changes in personal finances and a shift to resale home inventory due to elongation of cycle times for new homes. Cancellations have since returned to normalized levels in 2023. Significant cancellations in the future could have a material adverse effect on our business if we are unable to slow our existing spec construction, which could result in lost sales revenue and the accumulation of unsold housing inventory.
Supply shortages and other risks could materially disrupt our operations and increase costs.

Our ability to timely construct our homes may be significantly impacted by circumstances beyond our control, such as work stoppages, shortages of qualified trades people or municipal employees, lack of utility infrastructure and services, our need to rely on local subcontractors, and shortages or delays in availability of building materials. Constraints of raw materials and finished goods or in the distribution channels of our construction inputs can delay delivery of our homes to customers and can increase our building costs or lead to sales orders cancellations. These delays impact the timing of our expected home closings and may also result in cost increases that we may not be able to pass to our current or future customers. Sustained increases in construction costs may, over time, erode our margins, and impact our total order and closing volumes. Over the last several years, supply chain and labor constraints related to sustained demand amid the backdrop of a global pandemic caused our construction cycle times to lengthen, although 2023 saw a loosening in the supply chain.
If home prices decline, potential buyers may not be able to sell their existing homes, which may negatively impact our sales.
As a homebuilder, we are subject to market forces beyond our control. In general, housing demand is impacted by the affordability of housing. Many homebuyers need to sell their existing homes in order to purchase a new home from us, and a weakness in the home resale market could adversely affect that ability. Declines in home prices could have an adverse effect on our homebuilding business volumes and cash flows. In the latter half of 2022 and in early 2023, home prices declined due to the pressures of rising interest rates, although it did not have a material adverse effect on our financial results.
Our ability to acquire and develop raw or partially finished lots may be negatively impacted if we are unable to secure performance bonds.
In connection with land development work on our raw or partially developed land, we are often required to provide performance bonds, letters of credit or other assurances for the benefit of the respective municipalities or governmental authorities. These instruments provide assurance to the beneficiaries that the development will be completed, or that in case we do not perform, that funds from these instruments are available for the municipality or governmental agency to arrange for completion of such work. Although such instruments are currently accessible, in the future additional performance bonds or letters of credit may be difficult to obtain, or may become difficult to obtain on terms that are acceptable to us. If we are unable to secure such instruments, progress on affected projects may be delayed or halted or we may be required to expend additional cash or other forms of guarantees, which may adversely affect our financial position and ability to grow our operations.
A reduction in our orders absorption levels may force us to incur and absorb additional community-level costs.
We incur certain overhead costs associated with our communities, such as marketing expenses, real estate taxes and homeowners' association assessments and costs associated with the upkeep and maintenance of our model homes and sales complexes. If our orders absorptions pace decreases and the time required to close out our communities is extended, we would likely incur additional overhead costs, which would negatively impact our financial results. Additionally, we typically incur various land development improvement costs for a community prior to the commencement of home construction. Such costs include infrastructure, utilities, property taxes and other related expenses. A sustained reduction in home absorption rates increases the associated holding costs and extends our time and ability to recover such costs.
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
Downturns in the economy, or specifically in the homebuilding industry, require us to re-evaluate the value of our land holdings, which could result in significant impairment charges and decrease both the book value of our assets and stockholders’ equity. During the last significant downturn that began in 2008, and in certain isolated circumstances afterward, we had to impair many of our real-estate assets to fair-value, incurring large impairment charges which negatively impacted our financial results. During the second half of 2022, the homebuilding market declined amidst higher interest rates and expected future interest rate increases, inflation and deterioration in the general economy, although market conditions have since improved in 2023.
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
Home warranty and construction defect claims are common in the homebuilding industry and can be costly. We sometimes encounter construction defect issues that may be alleged to be widespread within a single community or geographic area. See Note 1 - “Business and Summary of Significant Accounting Policies” and Note 16 - "Commitments and Contingencies" in Part II, Item 8 of this Form 10-K for additional information regarding warranty reserves and adjustments. In order to account for future potential warranty and construction defect obligations, we establish a warranty reserve in connection with every home closing. Additionally, we maintain general liability insurance and generally require our subcontractors to provide a warranty and indemnity to us and insurance coverage for liabilities arising from their work; however, we cannot be assured that our warranty reserves and insurance and those subcontractors warranties, insurance and indemnities will be adequate to cover all warranty and construction defect claims for which we may be held responsible. For example, we may be responsible for applicable self-insured retentions, and certain claims may not be covered by insurance or may exceed applicable coverage limits, which could be material to our financial results. In addition, the cost of insuring against construction defect and product liability claims is high, and the amount of coverage offered by insurance companies is currently limited. There can be no assurance that this coverage will not be further restricted and become more costly. If the limits or coverages of our current and former insurance programs and/or those of our subcontractors prove inadequate, or we and/or our subcontractors are unable to obtain adequate, or reasonably priced, insurance against these types of claims in the future, or the amounts currently provided for future warranty or insurance claims are inadequate, we may experience losses that could negatively impact our financial results.
A major safety incident relating to our operations could be costly in terms of potential liabilities and reputational damage.
Construction sites are inherently dangerous and pose certain inherent health and safety risks to construction workers, employees and other visitors. Due to health and safety regulatory requirements and the number of projects we work on, health and safety performance is important to the success of our development and construction activities. Any failure in health and safety performance may result in penalties for non-compliance with relevant regulatory requirements, and a failure that results in a significant health and safety incident is likely to be costly and could expose us to claims resulting from personal injury or death. Such a failure could also generate significant negative publicity and have a corresponding impact on our reputation, our relationships with relevant regulatory agencies or governmental authorities, and our ability to attract customers and employees, which in turn could have a material adverse effect on our business, financial condition and operating results.

We experience fluctuations and variability in our operating results, as a result, our historical performance may not be a meaningful indicator of future results.
We historically have experienced, and expect to continue to experience, variability in home sales and results of operations. As a result of such variability, our historical performance may not be a meaningful indicator of future results. Factors that contribute to this variability include:

•quarterly seasonal variations in our operating results and capital requirements;
•timing of home deliveries and land sales;
•the changing composition and mix of our asset portfolio;
•delays in construction schedules due to adverse weather, acts of God, reduced subcontractor availability and governmental requirements and restrictions;
•conditions of the real estate market in areas where we operate and of the general economy;
•governmental imposed restrictions, such as stay-at-home orders, and consumer reactions related to an epidemic or pandemic;
•the cyclical nature of the homebuilding industry; and
•costs and availability of materials and labor.
Our level of indebtedness may adversely affect our financial position and prevent us from fulfilling our debt obligations.
The homebuilding industry is capital intensive and requires significant up-front expenditures to secure land and pursue development and construction on such land. Accordingly, we incur substantial indebtedness to finance our homebuilding activities. At December 31, 2023, we had approximately $1.0 billion of indebtedness and $921.2 million of cash and cash equivalents. If we require working capital greater than that provided by our operations and current liquidity position, including the $773.7 million available to be drawn under our credit facility, we may be required to seek additional capital in the form of equity or debt financing from a variety of potential sources, including bank financing, public bonds or off-balance sheet resources. There can be no assurance we would be able to obtain such additional capital on terms acceptable to us, if at all. The level of our indebtedness could have important consequences to our stockholders, including the following:

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

We expect to generate cash flow to pay our expenses and to pay the principal and interest on our indebtedness with cash flow from operations or from existing working capital. Our ability to meet our expenses thus depends, to a large extent, on our future performance, which will be affected by financial, business, economic and other factors. We will not be able to control many of these factors, such as economic conditions in the markets where we operate and pressure from competitors. If we do not have sufficient funds, we may be required to refinance all or part of our existing debt, sell assets, issue equity or borrow additional funds. We cannot guarantee that we will be able to do so on terms acceptable to us, if at all. In addition, the terms of existing or future debt agreements may restrict or limit us from pursuing any of these alternatives.

Our ability to obtain third-party financing may be negatively affected by any downgrade of our credit rating from one or more rating agencies.
We consider the availability of third-party financing to be a key component of our long-term strategy to grow our business either through acquisitions or through internal expansion. As of December 31, 2023, our credit ratings were BBB-, Ba1, and BBB- by Standard and Poor’s Financial Services, Moody’s Investor Services and Fitch Ratings, respectively, the three primary rating agencies. Any downgrades from these ratings may impact our ability to obtain future additional financing, or to obtain such financing on terms that are favorable to us and therefore, may adversely impact our future operations.

The physical impacts of natural disasters or extreme weather events, which may be caused or exacerbated by climate change, could increase our costs and adversely affect our operations.
The climates of many of the states in which we have homebuilding operations, particularly California, Texas, Florida and other coastal areas, present increased risks of, and have recently experienced, adverse weather and natural disasters which may be caused by, or exacerbated by, climate change. We may not be able to insure against some of these risks, and damage or destruction to our homes under construction or our building lots and community improvements caused by adverse weather or natural disasters could result in uninsured or underinsured losses. We could also suffer significant construction delays or substantial fluctuations in the pricing or availability of building materials and labor due to such disasters. Any of these events could cause a delay in scheduled closings and a decrease in our revenue, cash flows and earnings. Additionally, such disasters may increase the cost of homeowner's insurance, which could negatively impact our sales and profitability if homeowners are unable to obtain cost-effective insurance.
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
Historically, a significant portion of our lots were controlled under option contracts. Such options generally require a cash deposit that will be forfeited if we do not exercise the option or proceed with the lot purchase(s). During the last significant downturn that began in 2008, we forfeited significant amounts of deposits and wrote off significant amounts of related pre-acquisition costs related to projects we no longer deemed feasible, as they were not projected to generate acceptable returns. At December 31, 2023, we had Deposits on real estate under option or contract of $111.4 million, of which $97.8 million related to committed projects. Although our participation in such options is more limited at this time, another downturn in the homebuilding market may cause us to re-evaluate the feasibility of our optioned projects which may result in us forfeiting associated deposits, which would reduce our assets and stockholders’ equity.
Our lack of geographic diversification could adversely affect us if the homebuilding industry in our markets decline.
We have homebuilding operations in Arizona, California, Colorado, Utah, Texas, Florida, Georgia, North Carolina, South Carolina, and Tennessee. Although we have, in recent years, expanded our operations to new markets, our geographic diversification is still more limited than some of our competitors and could adversely impact us if the homebuilding business in our current markets should decline, since we may not have a balancing opportunity in other geographic regions.

Shortages in the availability of subcontract labor may delay construction schedules and increase our costs.
We conduct our construction operations only as a general contractor. Virtually all construction and development work is performed by unaffiliated third-party subcontractors and consultants. As a consequence, we depend on the continued availability of and satisfactory performance by these subcontractors and consultants for the construction of our communities and homes and to provide related materials. The cost of labor may also be adversely affected by shortages of qualified trades people, changes in laws and regulations relating to union activity and changes in immigration laws and trends in labor migration. Throughout various homebuilding cycles, we have experienced shortages of skilled labor in certain markets, which led to increased labor costs and delayed construction schedules. For example, we experienced delays in our construction cycle time in 2021 and 2022 due to a limited pool of subcontract labor. Although we continually strive to be a partner of choice with our trades, we cannot be assured that in the future there will be a sufficient supply of, or satisfactory performance by, these unaffiliated third-party subcontractors and consultants, which could have a material adverse effect on our business.
Our ability to build energy-efficient technologies at a profitable price point may be replicated by other builders in the future, which could reduce our competitive advantage.
We believe we currently have a competitive advantage over many of the other production homebuilders by virtue of our energy efficiency technologies. Our communities offer a high level of energy-saving features included in the base price of our homes, and most of our single family detached home plans can accommodate the incorporation of optional solar features to further optimize energy savings. However, as the demand for energy-efficient homes continues to grow along with government imposed building requirements and societal responses to reduce the impact of potential climate change, and other builders become more inclined, or are required by changing regulatory standards, to offer more energy efficient technologies and offer them at a similar or lower price point, it could diminish our competitive advantage in the marketplace.
Our commitment and disclosures related to ESG matters expose us to risks that could adversely affect our reputation and performance.

We have established and publicly announced ESG initiatives, including our commitment to advancing DE&I and addressing climate change and biodiversity concerns. These statements reflect our current intentions and are not guarantees that we will be able to achieve them. Our failure to accomplish or accurately track and report on these goals on a timely basis, or at all, could adversely affect our reputation, financial performance and growth, and expose us to increased scrutiny from the investment community as well as enforcement authorities.

Our ability to achieve any ESG objective is subject to numerous risks, many of which are outside of our control. Examples of such risks include:

•the availability and cost of low- or non-carbon-based energy sources;
•the evolving regulatory requirements affecting ESG standards or disclosures and the ability to obtain the required data, especially from third-parties;
•the availability of suppliers that can meet our sustainability, diversity and other ESG standards; and
•our ability to recruit, develop and retain diverse talent in our labor markets.

We voluntarily published our third annual ESG report in 2023 which followed certain reporting frameworks that we believe are of value to our investors and other stakeholders. If our ESG practices do not meet evolving investor or other stakeholder expectations and standards, then our reputation, our ability to attract or retain employees, and our attractiveness as an investment or business partner could be negatively impacted. Further, our failure or perceived failure to pursue or fulfill our goals and objectives or to satisfy various reporting standards on a timely basis, or at all, could have similar negative impacts or expose us to government enforcement actions and private litigation. For example, the SEC has recently proposed extensive climate-related disclosure rules and audit requirements, and California recently adopted climate-related reporting requirements. Many of the proposed and adopted reporting requirements would require us to gather extensive information from our third-party business partners over which we are unable to exert control or significant influence. If our third-party business partners are unwilling or unable to provide adequate information, we may be unable to comply with future mandatory reporting and audit requirements at the state or federal level.
Operational Risks
Information technology failures and data security breaches could harm our business.
We use information technology ("IT") and other digital resources to carry out important operational, financial and marketing activities as well as maintain our business records. Many of these resources are provided to us and/or maintained on our behalf by third-party service providers pursuant to agreements that specify certain security and service level standards. We and our service providers employ what we believe are appropriate security, disaster recovery and other preventative and corrective systems, processes and controls. Additionally, we maintain cybersecurity insurance and require our employees to complete ongoing information security training; however, our ability to conduct our business may be impaired if these information technology resources are compromised, degraded, damaged or fail, whether due to a virus or other harmful circumstance, intentional penetration or disruption of our information technology resources by a third party, natural disaster, hardware or software corruption or failure or error (including a failure of security controls incorporated into or applied to such hardware or software), telecommunications system failure, service provider error or failure, intentional or unintentional personnel actions (including the failure to follow our security protocols), or lost connectivity to our networked resources.
While we continuously assess and enhance our cybersecurity controls, we cannot assure you that similar or more serious attacks will not occur in the future. Such events could have a significant and extended disruption to the functioning of our information technology and other digital resources, damage our reputation and cause us to lose customers and sales, result in the unintended disclosure or the misappropriation of proprietary, personal and confidential information (including information about our homebuyers, employees and business partners), and require us to incur significant expense to address and remediate these kinds of issues. The release of confidential information may also lead to litigation or other proceedings against us by affected individuals and/or business partners and/or by regulators, and the outcome of such proceedings, which could include penalties or fines, could have a material and adverse effect on our results of operations and financial position and reputation. In addition, the costs of maintaining adequate protection against such threats, depending on their evolution, pervasiveness and frequency and/or government-mandated standards or obligations regarding protective efforts, are high and expected to continue to increase in the future and may be material to our results of operations and financial position.
Beyond our service providers, we depend on independent third parties to handle certain processes required to complete land purchases and home closings, including title insurers, escrow/settlement companies, independent mortgage lenders and other firms involved in real property transactions. In the latter half of 2023, several third-party companies in the real estate industry experienced cybersecurity incidents that substantially impaired their ability to provide their services. Although these incidents did not materially impact our operations, should these or other companies experience cybersecurity incidents or IT failures that disrupt or prevent their performance of real estate transaction services, our ability to close on land transactions or our customers’ ability to close on their homes, as well as our production schedules and delivery forecasts, may be significantly disrupted which could have a material impact on our results of operations or financial position.
See Item 1C - “Cybersecurity" in Part I of this Form 10-K for additional information regarding our cybersecurity risk management, strategy and governance.
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
In the normal course of business, we are audited by various federal, state and local authorities regarding income tax matters. Significant judgment is required to determine our provision for income taxes and our liabilities for federal, state, local and other taxes. Although we believe our approach to determining the appropriate tax treatment is supportable and in accordance with tax laws and regulations and relevant accounting literature, it is possible that the final tax authority will take a tax position that is materially different than ours. As each audit is conducted, adjustments, if any, are recorded in our consolidated financial statements in the period determined. Such differences could have a material adverse effect on our income tax provision or benefit, or other tax reserves or assets, in the reporting period in which such determination is made and, consequently, on our results of operations, financial position and/or cash flows for such period. We have no federal or state income tax examinations being conducted at this time.
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
With growing concern from government agencies and the general public over the effects of climate change on the environment, we may be subject to additional regulatory responses to reduce greenhouse gas emissions and combat climate change that may increase our costs particularly as they relate to land development and home construction activities. Most recently, for example, in California, we are subject to the California Energy Commission’s Building Energy Efficiency Standards under Title 24 of the California Energy Code. As part of the updated building codes, all homes constructed in California with permits obtained in 2020 and beyond are required to have solar panels, which we offer as standard feature for homes built in the state. Such compliance has not had a material impact on our operations; however, it could increase our operating and compliance costs in the future or require additional technology and capital investment. These and other similar environmental laws or permit restrictions may also result in production delays and may prohibit or severely restrict development in certain environmentally sensitive or geographic areas. Environmental regulations can also have an adverse impact on the availability and price of certain raw materials, such as lumber. While we believe we are complying in all material respects with existing climate-related government standards and regulations applicable to our business, we also cannot predict our future exposure given the rapidly changing nature of environmental matters.
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
Our wholly-owned title company, Carefree Title, provides title insurance and closing settlement services for our homebuyers. The title and settlement services provided by Carefree Title are subject to various regulations, including regulation by state banking and insurance authorities.  These laws and regulations include many compliance requirements, including but not limited to licensing, consumer disclosures, fair lending and real estate settlement procedures. As a result, our operations are subject to regular, extensive examinations by the applicable agencies. Additional future regulations or changing rule interpretations and examinations by regulatory agencies may result in more stringent compliance standards and could adversely affect the results of our operations.
Our mortgage joint venture is engaged in mortgage broker activities and provides services to our homebuyers. Potential changes to federal and state laws and regulations could have the effect of limiting our activities or how our mortgage joint venture conducts its operations and this could have an adverse effect on our results of operations. The mortgage industry remains under intense scrutiny and continues to face increasing regulation at the federal, state and local level. Although we do not originate mortgages, we may be directly or indirectly subject to certain of these regulations. In addition, if we are determined to have violated federal or state regulations, we face the loss of our licenses or other required approvals or we could be subject to fines, penalties, civil actions or we could be required to suspend our activities, each of which could have an adverse effect on our reputation, results and operations.
General Risk Factors
Negative publicity could adversely affect our reputation and our business, financial results and stock price.
Unfavorable media related to our industry, company, brand, personnel, operations, business performance, or prospects may impact our stock price and the performance of our business, regardless of its accuracy or inaccuracy. The speed at which negative publicity is disseminated has increased dramatically through the use of electronic communication, including social media outlets, websites, blogs, and similar platforms. Our success in maintaining and expanding our brand image depends, in part, on our ability to adapt to this rapidly changing media environment. Adverse publicity or negative commentary from any media outlets could damage our reputation and reduce the demand for our homes, which would adversely affect our business.
Our business could be materially disrupted by an epidemic or pandemic, or fear of such an event, and the measures that federal, state and local governments and/or health authorities implement to address it.
Demand for our homes is dependent on a variety of macroeconomic factors, such as employment levels, interest rates, changes in stock market valuations, consumer confidence, housing demand, availability of building materials, availability of financing for home buyers, availability and prices of new homes compared to existing inventory, and demographic trends. These factors can be significantly adversely affected by a variety of factors beyond our control. For example, the COVID-19 pandemic and the measures undertaken by governmental authorities to address it, initially disrupted or prevented us from operating parts our business in the ordinary course. With minimal exception, the COVID-19 pandemic and its effects on the economy did not adversely affect our results of operations. However, future disruptions and governmental actions combined with any associated economic and/or social instability or distress, may have an adverse impact on our results of operations, financial condition and cash flows.
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
The words “believe,” “expect,” “anticipate,” “forecast,” “plan,” “intend,” “may,” “will,” “should,” “could,” “estimate,” "target," and “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. All statements we make other than statements of historical fact are forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933 (the "Securities Act"), and Section 21E of the Exchange Act. Forward-looking statements in this Annual Report include statements concerning our belief that we have ample liquidity; our cash management strategy and intentions; our goals, strategies and strategic initiatives including our all spec-strategy for entry-level homes and the anticipated benefits relating thereto; our intentions and the expected benefits and advantages of our product and land positioning strategies, including with respect to our focus on the first-time and first move-up buyer and housing demand for affordable homes; the benefits of our financing incentive programs; the benefits of and our intentions to use options to acquire land; our preselected design collections strategy; our exposure to supplier concentration risk and other matters concerning our supply chain; our delivery of substantially all of our backlog existing as of year end; our positions and our expected outcome relating to litigation and regulatory proceedings in general; that we may repurchase, redeem or retire our debt and equity securities; our non-use of derivative financial instruments; expectations regarding our industry and our business into 2024 and beyond; the demand for and the pricing of our homes; our land and lot acquisition strategy, including that we will redeploy cash to acquire well-positioned finished lots and that we may participate in joint ventures or other opportunities; that we may expand into new markets; the availability of labor and materials for our operations; that we may seek additional debt or equity capital; our expectation that existing guarantees, letters of credit and performance and surety bonds will not be drawn on; the sufficiency of our insurance coverage and warranty reserves; the sufficiency of our capital resources to support our business strategy; the sufficiency of our land pipeline; the impact of new accounting standards and changes in accounting estimates; trends and expectations concerning future demand for homes, sales prices, sales orders, construction cycle times, cancellations, labor, construction and materials costs and availability, gross margins, profitability, liquidity, land costs, community counts and profitability and future home supply and inventories; our DE&I initiatives and intentions; our future cash needs and sources; the impact of seasonality; that we intend to pay dividends in the future; and our future compliance with debt covenants.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy
Our ability to conduct our business may be impaired, or our customer and employee personal information may be vulnerable, if our IT resources are compromised, degraded, damaged or fail. Such events may include, but are not limited to: a virus or other harmful circumstance; intentional penetration or disruption of our information technology resources by a third party; natural disaster; hardware or software corruption or failure or telecommunications system failure; service provider error or failure; intentional or unintentional personnel actions (including the failure to follow our security protocols); or lost connectivity to our networked resources. We prioritize cybersecurity and consumer data privacy. Our IT department is responsible for coordinating the protection of our information systems and the data they maintain.

In order to manage technology risk and secure technology ecosystems, our information security framework is based on the National Institute of Standards and Technology ("NIST") principles, which we execute through our adherence to the Center for Internet Security ("CIS18") control framework. The CIS18 framework provides us the ability to align measurable controls to actions and benchmark against recognized standards. Using these recognized industry standards, we approach cyber risk management utilizing multiple layers of policies and technology to detect, protect against, and respond to cyberattacks. Following our multi-pronged approach to protecting our systems and data, we:
•administer monthly mandatory ongoing information security training for all employees throughout the year;
•maintain privacy policy, security protocols and internal security controls;
•use a zero trust network that verifies the device and user identity while restricting network access to only what is needed;
•limit access to network resources to only devices that are owned and administered by the Company;
•require multi-factor authentication for all employee user accounts;
•maintain application-aware firewalls to limit cyberattack access to data;
•use data breach detection software and a cybersecurity operations center that actively monitors our systems;
•conduct internal technical cyber incident exercises with the information security team and our third-party cybersecurity service providers; and
•conduct an annual independent comprehensive security assessment, including penetration and vulnerability testing along with ransomware simulation, to evaluate the security of our environment and provide us the opportunity to understand and address any deficiencies in our security program.

We review all technology third party vendors and technology service providers for the following: access management controls including physical safeguards, disaster recovery capabilities, data privacy and notification processes, onboarding processes, incident response procedures, and periodic independent testing of the vendor capabilities. In addition, we review annually the System and Organization Controls ("SOC") Type 1 and SOC Type 2 reports of all of our third-party vendors hosting our data to ensure they conform to those requirements.

We also have response and recovery protocols in place to address potential cyberattacks, including a disaster recovery plan and an incident response plan that includes defined incident severities and response matrices. These plans are reviewed and updated at least annually and we maintain third-party cybersecurity insurance. We did not have any material cybersecurity incidents during the fiscal years covered by this report. For a discussion of how risks from cybersecurity threats affect our business, see Part I, Item 1A - " Risk Factors – Operational Risks – Information technology failures and data security breaches could harm our business” in this Annual Report on Form 10-K.
Governance
Cybersecurity and affiliated risks related to our information technology are a key component of our Board of Director’s ("Board") risk oversight. The Audit Committee assists the Board in evaluating our information and cybersecurity risks and overseeing our efforts to mitigate these risks. Our Audit Committee is also responsible for reviewing and analyzing significant financial and operational risks and how management is managing and mitigating such risks through its internal controls and financial risk management processes and is regularly engaged in discussions with management regarding business risks, operational risks, transactional risks, cybersecurity and financial risks. Our Chief Information Officer provides a formal update to our Audit Committee at least twice per year, reviewing cybersecurity risks, trends, plans for future actions and measurements against recognized external cybersecurity frameworks and benchmarks.
Our cybersecurity program is led and managed by experienced technology leadership that drives the creation of our security strategy, policies, and procedures as well as possesses expert knowledge in the execution of the related controls and safeguards. Our Chief Information Officer (CIO) has more than 30 years of experience working in information technology including chief information officer roles in the financial services, banking, healthcare, and hospitality sectors. While in those roles, the CIO has led governance, risk, and compliance technology programs and information security programs. Supporting the CIO is a dedicated cybersecurity team that designs and monitors cybersecurity control framework as well as implements cybersecurity control systems and solutions. This cybersecurity team collectively holds the following degrees and certifications: Master’s in Cybersecurity, Certified Information Systems Security Professional, Certified Information Security Manager, Microsoft Certified Cybersecurity Architect Expert, Graduate Certificates in Enterprise Cybersecurity and Data Science, Security+ and Certified Information Systems Auditor.

Item 2. Properties
Our corporate office is in a leased building located in Scottsdale, Arizona with approximately 72,000 square feet and a September 30, 2035 lease expiration.
We lease an aggregate of approximately 324,000 square feet of office space in our markets for our operating divisions, corporate and executive offices.

Item 3. Legal Proceedings
We are involved in various routine legal and regulatory proceedings, including, without limitation, warranty claims and litigation and arbitration proceedings alleging construction defects. In general, the proceedings are incidental to our business, and we believe most exposure is subject to and should be covered by warranty and indemnity obligations of our consultants and subcontractors. Additionally, some such claims are also covered by insurance. See Note 1 and Note 16 of the accompanying consolidated financial statements for additional information related to construction defect and warranty related reserves. With respect to the majority of pending litigation matters, our ultimate legal and financial responsibility, if any, cannot be estimated with certainty and, in most cases, any potential losses related to these matters are not considered probable. Historically, most disputes regarding warranty claims are resolved prior to litigation.
We believe there are no pending legal or warranty matters that could have a material adverse impact upon our consolidated financial condition, results of operations or cash flows that have not been sufficiently reserved.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange under the symbol "MTH". On February 7, 2024 there were 128 owners of record of our common stock. A substantially greater number of owners of our common stock are beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.
The transfer agent for our common stock is Computershare, Inc., P.O. Box 43006, Providence, RI 02940-3006 (www.computershare.com).
The following graph compares the five-year total return of our common stock with the S&P 500 Index ("S&P") and the Dow Jones US Home Construction Index ("DJ US Home Const. Index"). The graph assumes $100 invested as of December 31, 2018 in Meritage Common Stock, the S&P and the DJ US Home Const. Index, and the re-investment of all dividends. The performance of our common stock depicted in the graphs is not indicative of future performance.

$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
2018
2019
2020
2021
2022
2023
Meritage Homes Corp
S&P 500
DJ US Home Const. Index

	2018	2019	2020	2021	2022	2023
Meritage Homes Corporation	100.00	166.42	225.54	332.41	251.09	477.34
S&P 500 Index	100.00	128.45	148.96	188.49	152.56	189.02
Dow Jones US Home Construction Index	100.00	146.64	179.58	270.90	209.25	373.28
The preceding Performance Graph and related information shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any filing under the Securities Act or the Exchange Act, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

In 2023, our Board of Directors approved the initiation of a recurring quarterly cash dividend on our common stock, and we paid quarterly cash dividends of $0.27 per share, for a total of $1.08 per share during the year ended December 31, 2023. We intend to continue the payment of quarterly cash dividends and the amount will be reset in the first quarter of each year. The amount of future cash dividends will depend upon our financial condition, results of operations, capital requirements, statutory requirements, restrictions imposed by our Credit Facility, as well as other factors considered relevant by our Board of Directors. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for further discussion of these factors.
Issuer Purchases of Equity Securities
On February 13, 2019, our Board of Directors authorized a new stock repurchase program, authorizing the expenditure of up to $100.0 million to repurchase shares of our common stock. On November 13, 2020, the Board of Directors authorized the expenditure of an additional $100.0 million to repurchase shares of our common stock under this program. On August 12, 2021, the Board of Directors authorized the expenditure of an additional $100.0 million to repurchase shares of our common stock under this program, which was announced on August 17, 2021. On May 19, 2022, the Board of Directors authorized the expenditure of an additional $200.0 million to repurchase shares of our common stock under this program, which was announced on May 25, 2022. There is no stated expiration for this program. The repurchases of the Company's shares may be made in the open market, in privately negotiated transactions, or otherwise. The timing and amount of repurchases, if any, will be determined by the Company's management at its discretion and be based on a variety of factors such as the market price of the Company's common stock, corporate and contractual requirements, prevailing market and economic conditions and legal requirements. The share repurchase program may be modified, suspended or discontinued at any time. We acquired 437,882 shares of our common stock at an aggregate purchase price of $59.1 million for the year ended December 31, 2023. As of December 31, 2023, there was approximately $185.0 million available under this program to repurchase shares. We purchased 24,869 shares under the program during the three months ended December 31, 2023.

Period	Total Number of Shares Purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
October 1, 2023 - October 31, 2023	—	$—	—	$189,077,636
November 1, 2023 - November 30, 2023	—	$—	—	$189,077,636
December 1, 2023 - December 31, 2023	24,869	$163.56	24,869	$185,010,130
Total	24,869		24,869

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Industry Conditions
Since the start of the COVID-19 pandemic and until the aggressive rise of interest rates beginning in mid-2022, the homebuilding industry experienced unprecedented growth. Since mid-2022, the industry slow down was driven by affordability concerns due to rapidly rising interest rates, combined with uncertainty of future interest rates, inflation levels and deterioration in the general economy, the combination of which created homebuyer hesitancy. In 2023, homebuyers began to acclimate to the new interest rate environment and consumer confidence improved, which combined with favorable demographic need-based housing and the persistent shortage of existing homes for sale, shifted demand to the new home market. We believe that favorable homebuyer demographics will support long-term demand and our all-spec strategy will be ready to capture this demand with readily available inventory, which is highly desired. Combined with financing and other incentives offered in our commitment to affordability, we believe our homes provide an attractive opportunity for homeownership.
At Meritage, we believe that the execution of our strategy will drive strong performance of the key financial measures of home closing volume, home closing gross margin, selling, general and administrative cost control, balance sheet management and long-term community count growth. Supply chain disruptions that impacted production costs and cycle times in the homebuilding industry as a whole over the last several years began to ease in 2023. We expect that over time, as industry conditions normalize, costs and cycle times will continue to trend downward.
Summary Company Results
Our results for 2023 reflect recovering buyer confidence throughout the year. We ended 2023 with 13,976 closings, our second highest closing volume in Company history, down just 0.9% from 14,106 closings in 2022. Order volume increased 12.2% to 13,193 in 2023, up from 11,759 in 2022 due to an 11.1% year-over-year increase in orders pace to 4.0 per month in 2023 while average active community count remained essentially flat. Cancellations returned to more normalized levels of 12.8% for the full year 2023, down from 21.0% in 2022. Reduced construction cycle times and higher backlog conversion resulted in 23.5% fewer homes in backlog at December 31, 2023, with 2,549 units valued at $1.1 billion compared to 3,332 units valued at $1.5 billion at December 31, 2022.
Total home closing revenue of $6.1 billion for the year ended December 31, 2023 decreased 2.4% from $6.2 billion in 2022, due to 0.9% lower home closing volume and a 1.5% reduction in ASPs. Home closing gross margin was 24.8% for the year ended December 31, 2023, down 380 basis points from 28.6% in 2022, due to more costly financing incentives, rising land costs, elevated direct costs and declining ASPs on closings. While direct construction costs are up year over year, they did decline sequentially each quarter in 2023. We recognized land closing gross profit of $4.4 million for the year ended December 31, 2023, compared to $11.6 million for the year ended December 31, 2022. Commissions and other sales costs of $384.9 million increased $61.6 million from 2022, due to increased advertising activities and higher commissions, both in response to the current sales environment. Commissions and other sales costs were 6.4% and 5.2% of home closing revenue in 2023 and 2022, respectively. General and administrative expenses of $231.7 million for the year ended December 31, 2023 were 3.8% of home closing revenue, an increase of $38.7 million or 70 basis points year over year, primarily due to higher performance-based compensation and insurance costs, and a greater investment in technology. Other income, net of $47.9 million increased from $2.7 million in the prior year primarily due to interest income from higher interest rates earned on larger cash balances. In September 2023 we partially redeemed $150.0 million of our 6.00% Senior Notes due 2025 (the "2025 Notes"), resulting in charges of $0.9 million reflected in Loss on early extinguishment of debt, with no similar charges in 2022. Earnings before income taxes of $949.4 million in 2023 decreased 26.4% from $1.3 billion in 2022. Our effective tax rate in 2023 was 22.2% in 2023 as compared to 23.0% in 2022, leading to net income of $738.7 million and $992.2 million for the years ended December 31, 2023 and 2022, respectively.
Company Positioning
We believe that the investments in our new communities designed for the first-time and first move-up homebuyer, our commitment to being primarily an all-spec builder, and industry-leading innovation in energy-efficient product offerings and automation create a differentiated strategy that has aided us in our growth in the highly competitive new home market.

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
•Maintaining our home closing gross profit by growing closing volume, allowing us to better leverage our direct overhead;
•Carefully managing our liquidity and a strong balance sheet, including a $150.0 million early redemption of debt this year, we ended the year with a 17.9% debt-to-capital ratio and a 1.9% net debt-to-capital ratio;
•Balancing return of capital to our shareholders with internal growth goals, utilizing both share repurchases and dividend payments;
•Managing construction efficiencies and costs through national and regional vendor relationships with a focus on timely, quality construction and warranty management;
•Promoting a positive environment for our employees through our commitment to foster DE&I and providing market-competitive benefits in order to develop and motivate our employees, minimize turnover and maximize recruitment efforts;
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
The critical accounting estimates that we deem to involve the most difficult, subjective or complex judgements are as follows:

Real Estate Valuation and Cost of Home Closings
Real estate inventory is stated at cost unless the community or land is determined to be impaired, at which point the inventory is written down to fair value as required by ASC 360-10, Property, Plant and Equipment. Real estate inventory includes the costs of land acquisition, land development and home construction, capitalized interest, real estate taxes, direct overhead costs incurred during development and home construction that benefit the entire community, less impairments, if any. Land and development costs are typically allocated and transferred to homes when home construction begins. Home construction costs are accumulated on a per-home basis, while commissions and other sales costs are expensed as incurred. Cost of home closings includes the specific construction costs of the home and all related allocated land acquisition, land development and other common costs (both incurred and estimated to be incurred) that are allocated based upon the total number of homes expected to be closed in each community or phase. Any changes to the estimated total development costs of a community or phase are allocated to the remaining homes in that community or phase. When a home closes, we may have incurred costs for materials and services that have not yet been paid. We accrue a liability to capture such obligations in connection with the home closing which is charged directly to Cost of home closings.
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
We rely on certain estimates to determine our construction and land development costs. Construction and land costs are comprised of direct and allocated costs, including estimated future costs. In determining these costs, we compile project budgets that are based on a variety of assumptions, including future construction schedules and costs to be incurred. Actual results can differ from budgeted amounts for various reasons, including construction delays, labor or material shortages, sales orders absorptions that differ from our expectations, increases in costs that have not yet been contracted, changes in governmental requirements, or other unanticipated issues, encountered during construction and development and other factors beyond our control, including weather. To address uncertainty in these budgets, we assess, update and revise project budgets on a regular basis, utilizing the most current information available to estimate home construction and land development costs.
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
We have not made any material changes in our methodology or significant assumptions used to record and evaluate our Real estate inventory and Cost of home closings during the past three years.

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
At December 31, 2023, our warranty reserve was $37.4 million, reflecting an accrual of 0.1% to 0.5% of a home’s sale price depending on our loss history in the geographic area in which the home was built. A 10% increase in our warranty reserve rate would have increased our accrual and corresponding cost of sales by approximately $2.3 million in 2023. There were no adjustments to our reserve balance during the year ended December 31, 2023. As a result of the routine review described previously, we increased our reserve balance $10.9 million related to specific cases during the year ended December 31, 2022. See Notes 1 and 16 in the accompanying consolidated financial statements for more information. While we believe that the warranty reserve is sufficient to cover our projected costs, there can be no assurances that historical data and trends will accurately predict our actual warranty costs. Furthermore, there can be no assurances that future economic, financial or legislative developments might not lead to a significant change in the reserve.
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
In accordance with ASC 740-10, Income Taxes, we evaluate our deferred tax assets by tax jurisdiction, including the benefit from net operating losses ("NOLs") by tax jurisdiction, to determine if a valuation allowance is required. Companies must assess, using significant judgments, whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the length of statutory carryforward periods, experience with NOLs and experience of utilizing tax credit carryforwards and tax planning alternatives. We have no valuation allowance on our deferred tax assets and NOL carryovers at December 31, 2023.
We have not made any material changes in our methodology or significant assumptions used to evaluate our Deferred tax assets, net during the past three years.

Home Closing Revenue, Home Orders and Order Backlog - Segment Analysis
The composition of our closings, home orders and backlog is constantly changing and is based on a changing mix of communities with various price points between periods as new projects open and existing projects wind down and close out. Further, individual homes within a community can range significantly in price due to differing square footage, option selections, lot sizes and quality and location of lots (e.g. cul-de-sac, view lots, greenbelt lots). These variations result in a lack of meaningful comparability between our home orders, closings and backlog due to the changing mix between periods.
For discussion of our fiscal 2022 results compared to our fiscal 2021 results, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II of our Annual Report on Form 10-K for the year ended December 31, 2022.

The tables on the following pages present operating and financial data that we consider most critical to managing our operations (dollars in thousands):

Home Closing Revenue	Years Ended December 31,		Year Over Year
	2023	2022	Chg $	Chg %
Total
Dollars	$6,056,784	$6,207,498	$(150,714)	(2.4)%
Homes closed	13,976	14,106	(130)	(0.9)%
Average sales price	$433.4	$440.1	$(6.7)	(1.5)%
West Region
Dollars	$2,107,095	$2,202,109	$(95,014)	(4.3)%
Homes closed	4,109	4,092	17	0.4%
Average sales price	$512.8	$538.1	$(25.3)	(4.7)%
Central Region
Dollars	$1,798,939	$1,835,498	$(36,559)	(2.0)%
Homes closed	4,486	4,556	(70)	(1.5)%
Average sales price	$401.0	$402.9	$(1.9)	(0.5)%
East Region
Dollars	$2,150,750	$2,169,891	$(19,141)	(0.9)%
Homes closed	5,381	5,458	(77)	(1.4)%
Average sales price	$399.7	$397.6	$2.1	0.5%

Home Orders (1)	Years Ended December 31,		Year Over Year
	2023	2022	Chg $	Chg %
Total
Dollars	$5,675,892	$5,255,600	$420,292	8.0%
Homes ordered	13,193	11,759	1,434	12.2%
Average sales price	$430.2	$446.9	$(16.7)	(3.7)%
West Region
Dollars	$2,046,251	$1,710,156	$336,095	19.7%
Homes ordered	3,983	3,098	885	28.6%
Average sales price	$513.7	$552.0	$(38.3)	(6.9)%
Central Region
Dollars	$1,678,484	$1,501,591	$176,893	11.8%
Homes ordered	4,291	3,641	650	17.9%
Average sales price	$391.2	$412.4	$(21.2)	(5.1)%
East Region
Dollars	$1,951,157	$2,043,853	$(92,696)	(4.5)%
Homes ordered	4,919	5,020	(101)	(2.0)%
Average sales price	$396.7	$407.1	$(10.4)	(2.6)%
(1)Home orders for any period represent the aggregate sales price of all homes ordered, net of cancellations. We do not include orders contingent upon the sale of a customer’s existing home or a mortgage pre-approval as a sales contract until the contingency is removed.

Order Backlog (1)	At December 31,		Year Over Year
	2023	2022	Chg $	Chg %
Total
Dollars	$1,088,137	$1,524,775	$(436,638)	(28.6)%
Homes in backlog	2,549	3,332	(783)	(23.5)%
Average sales price	$426.9	$457.6	$(30.7)	(6.7)%
West Region
Dollars	$379,785	$459,873	$(80,088)	(17.4)%
Homes in backlog	746	872	(126)	(14.4)%
Average sales price	$509.1	$527.4	$(18.3)	(3.5)%
Central Region
Dollars	$289,375	$425,371	$(135,996)	(32.0)%
Homes in backlog	768	963	(195)	(20.2)%
Average sales price	$376.8	$441.7	$(64.9)	(14.7)%
East Region
Dollars	$418,977	$639,531	$(220,554)	(34.5)%
Homes in backlog	1,035	1,497	(462)	(30.9)%
Average sales price	$404.8	$427.2	$(22.4)	(5.2)%
(1)Our backlog represents net home orders that have not closed.

Active Communities	Years Ended December 31,
	2023		2022
	Ending	Average	Ending	Average
Total	270	276.4	271	275.2
West Region	78	90.0	94	92.4
Central Region	88	83.0	81	76.6
East Region	104	103.4	96	106.2

Cancellation Rates (1)	Years Ended December 31,
	2023	2022
Total	12.8%	21.0%
West Region	14.2%	25.7%
Central Region	13.6%	25.1%
East Region	10.8%	14.1%
(1)Cancellation rates are computed as the number of canceled units for the period divided by the gross sales units for the same period.

Fiscal 2023 Compared to Fiscal 2022
Companywide. Home closing revenue was $6.1 billion on 13,976 units in 2023, compared to $6.2 billion on 14,106 units in 2022, driven by reduced home closing volume of 0.9% and a 1.5% lower ASP on closings. The lower ASP on closings was caused by higher incentives, primarily in the form of financing incentives. Order value increased 8.0% to $5.7 billion from $5.3 billion, as improved demand led to a 12.2% higher order volume that was partially offset by a 3.7% decrease in ASP on orders. Order volume of 13,193 units for the year ended December 31, 2023 rose from 11,759 in 2022 primarily due to an 11.1% increase in orders pace of 4.0 homes per month on an essentially flat average active community count. The cancellation rate of 12.8% returned to more normalized levels from the elevated rate of 21.0% in 2022. We ended the year with 2,549 homes in backlog valued at $1.1 billion, compared to 3,332 homes in backlog valued at $1.5 billion, down 23.5% and 28.6%, respectively, compared to 2022. The number of homes in backlog decreased year over year due to reduced cycle times, allowing us to close homes more quickly.
West. The West Region generated $2.1 billion in home closing revenue for the year ended December 31, 2023, a 4.3% decrease from $2.2 billion in the prior year, due entirely to a 4.7% decrease in ASP on closings as a result of increased financing incentives. Order value of $2.0 billion in 2023 increased 19.7% from $1.7 billion in 2022, as a 28.6% increase in order volume for the year ended December 31, 2023 to 3,983 homes from 3,098 in 2022 was offset by a 6.9% decrease in ASP on orders. The West Region had the greatest year over year improvement in home orders in the Company, as price adjustments and increased financing incentives combined with improved consumer confidence boosted demand and helped to overcome the buyer hesitancy that impacted the Region in 2022, particularly in the latter half. The improved demand is also evidenced by the West Region's improved cancellation rate of 14.2% in 2023, compared to 25.7% in 2022, which contributed to a 32.1% increase in year-over-year orders pace per community to 3.7 homes per month compared to 2.8 per month in 2022, more than offsetting the 2.6% decrease in average actively selling communities. Backlog of 746 homes valued at $379.8 million at December 31, 2023 was down 14.4% and 17.4%, respectively, from 872 homes valued at $459.9 million at December 31, 2022.
Central. The Central Region, made up of our Texas markets, closed 4,486 homes and generated home closing revenue of $1.8 billion for the year ended December 31, 2023 compared to 4,556 homes and $1.8 billion in 2022. The 1.5% decrease in closing units led to a 2.0% decrease in home closing revenue as ASP on closings was relatively flat year over year. Similar to the West Region, the Central Region also had year over year increases in both order volume and value of 17.9% and 11.8%, respectively, with a 5.1% decrease in ASP on orders partially offsetting the higher order volume. Orders during the year ended December 31, 2023 of 4,291 valued at $1.7 billion, compared to 3,641 homes valued at $1.5 billion in the prior year. The increase in order volume was due to an 8.4% increase in average actively selling communities coupled with a 7.5% higher orders pace resulting from the stabilization of demand. The Central Region exceeded our target orders pace of 3-4 homes per month, with 4.3 homes per month for the full year 2023 compared to 4.0 in 2022. The Central Region cancellation rate of 13.6% in 2023 improved significantly from 25.1% in the prior year. The Central Region ended the year with 768 homes in backlog valued at $289.4 million, compared to 963 homes valued at $425.4 million in 2022, reflecting a 14.7% decrease in ASP. The lower backlog units is due to improved cycle times.
East. The East Region closed 5,381 homes in the year ended December 31, 2023, down 1.4% from 5,458 homes in 2022, generating $2.2 billion in home closing revenue. Lower home closing volume led to a 0.9% decrease in home closing revenue, as ASP on closings was relatively flat year over year. Order pace of 4.0 homes per month in 2023 improved slightly from 3.9 homes per month in 2022, and offset the 2.6% decrease in average active communities. The East Region was least impacted by the difficult market conditions in late 2022, and therefore did not have the same outsized year over year improvements in 2023 in home orders activity as the West and Central Regions. Order volume of 4,919 homes decreased 2.0% from 5,020 homes, combined with a 2.6% decrease in ASP on orders for a 4.5% decrease in home order value of $2.0 billion for the year ended December 31, 2023, compared to $2.0 billion in 2022. The East Region ended 2023 with 1,035 homes in backlog valued at $419.0 million, down 30.9% and 34.5%, respectively, from 1,497 homes valued at $639.5 million, due to lower orders volume and cycle time improvements.

Land Closing Revenue and Gross Profit/(Loss)
From time to time, we may sell certain lots or land parcels to other homebuilders, developers or investors if we feel the sale will provide a greater economic benefit to us than continuing home construction or where we are looking to diversify our land positions in a specific geography or divest of assets that no longer align with our strategy. As a result of such sales, we recognized land closing revenue and gross profit of $56.2 million and $4.4 million, respectively, for the year ending December 31, 2023, and $61.2 million and $11.6 million, respectively, for the year ending December 31, 2022.

Other Operating Information (dollars in thousands)

	Years ended December 31,
	2023		2022
	Dollars	Percent of Home Closing Revenue	Dollars	Percent of Home Closing Revenue
Home Closing Gross Profit (1)
Total	$1,502,113	24.8%	$1,773,018	28.6%

West	$435,765	20.7%	$603,343	27.4%

Central	$482,247	26.8%	$531,503	29.0%

East	$584,101	27.2%	$638,172	29.4%

(1)Home closing gross profit represents home closing revenue less cost of home closings, including impairments, if any. Cost of home closings includes land and associated development costs, direct home construction costs, an allocation of common community costs (such as architectural, legal and zoning costs), interest, sales tax, impact fees, warranty, construction overhead and closing costs.

Fiscal 2023 Compared to Fiscal 2022
Companywide. Home closing gross margin of 24.8% for the year ended December 31, 2023 declined 380 basis points compared 28.6% in the prior year, due to increased financing incentives, rising land costs, and still elevated direct costs, as lower lumber costs have been offset by other cost increases. While direct construction costs are up year over year, they have declined sequentially each quarter in 2023. Lower home closing revenue and home closing gross margin led to lower home closing gross profit of $1.5 billion, down from $1.8 billion in 2022.
West. For the year ended December 31, 2023, the West Region home closing gross margin was 20.7%, versus 27.4% in 2022. This region experienced more challenging demand conditions throughout most of 2023. In response, the region aggressively increased financing incentives, which combined with rising land costs and higher direct construction costs led to the decline in home closing gross margin.
Central. The Central Region home closing gross margin of 26.8% for the declined 220 basis points year-over-year from 29.0% in the prior year, primarily due to increased financing incentives combined with higher land costs and direct construction costs.
East. The East Region had the Company's highest home closing gross margin of 27.2% in 2023, representing a 220 basis point decline from 29.4% in the prior year. The margin deterioration in the East Region was due to increased financing incentives and higher land costs, as savings in lumber costs were offset by increases in other direct construction costs.

	Years Ended December 31,
	($ in thousands)
	2023	2022
Financial services profit	$12,466	$18,294
Financial services profit. Financial services profit represents the net profit of our financial services operations, including the operating profit generated by our wholly-owned title and insurance companies, Carefree Title and Meritage Insurance, respectively, as well as our portion of earnings from a mortgage joint venture. Financial services profit of $12.5 million for the year ended December 31, 2023 decreased from $18.3 million in the prior year, primarily from $9.9 million in charges related to unused prepaid interest rate locks that expired. These charges were partially offset by increased profits from our insurance operations due to higher premiums.

	Years Ended December 31,
	($ in thousands)
	2023	2022
Commissions and Other Sales Costs	$(384,911)	$(323,266)
Percent of home closing revenue	6.4%	5.2%
General and Administrative Expenses	$(231,722)	$(192,984)
Percent of home closing revenue	3.8%	3.1%
Interest Expense	$—	$(41)
Other Income, Net	$47,948	$2,714
Loss on Early Extinguishment of Debt	$(907)	$—
Provision for Income Taxes	$(210,682)	$(297,126)
Fiscal 2023 Compared to Fiscal 2022
Commissions and Other Sales Costs. Commissions and other sales costs are comprised of internal and external commissions and related sales and marketing expenses such as advertising and sales office costs. These costs increased $61.6 million, or 19.1% year over year. The higher spend in 2023 is primarily attributable to increased commission rates, higher external broker participation rates and increased advertising activities, all reflective of the more challenging sales environment. As a percentage of home closing revenue, commissions and other sales costs increased 120 basis points to 6.4% in 2023 compared to 5.2%, primarily due to higher commissions paid to external brokers.
General and Administrative Expenses. General and administrative expenses represent corporate and divisional overhead expenses such as salaries and bonuses, occupancy, insurance and travel expenses. For the year ended December 31, 2023, general and administrative expenses increased $38.7 million, or 20.1%. General and administrative expenses were 3.8% of home closing revenue in 2023, a 70 basis point increase from 3.1% in 2022. The increase in dollars and as a percentage of home closing revenue is due to higher performance-based compensation costs, including staff for our new and growing market operations, higher insurance costs, increased investment in technology and reduced overhead expense leverage from lower home closing revenue.
Interest Expense. Interest expense is comprised of interest incurred, but not capitalized, on our senior notes, other borrowings and our Credit Facility. We had no interest expense for the year ended December 31, 2023, and had interest expense of $41,000 for the year ended December 31, 2022.
Other Income, Net. Other income, net primarily consists of (i) interest earned on our cash and cash equivalents, (ii) sub lease income, (iii) payments and awards related to legal settlements, and (iv) our portion of pre-tax income or loss from non-financial services joint ventures. Other income, net of $47.9 million in 2023 increased from $2.7 million in 2022 due to higher interest earned on larger cash and cash equivalents balances.
Loss on Early Extinguishment of Debt. Loss on early extinguishment of debt of $0.9 million for the year ended December 31, 2023 is related to the $150.0 million partial redemption of our 2025 Notes. There were no similar charges for the year ended December 31, 2022. See Note 7 in the accompanying consolidated financial statements for more information related to the partial redemption of our 2025 Notes.
Income Taxes. The effective tax rate was 22.2% and 23.0% for 2023 and 2022, respectively. The effective tax rate in both years reflects the energy-efficient homes tax credits on qualifying homes under the Inflation Reduction Act of 2022 (the "IRA"). The lower rate for 2023 reflects the increased per-home energy-efficiency credit amount starting in 2023.

Liquidity and Capital Resources
Overview
We have historically generated cash and funded our operations primarily from cash flows from operating activities. Additional sources of funds may include additional debt or equity financing and borrowing capacity under our Credit Facility. We exercise strict controls and believe we have a prudent strategy for Company-wide cash management, including those related to cash outlays for land acquisition and development and spec home construction. Our principal uses of cash include acquisition and development of land and lots, home construction, operating expenses, share repurchases and the payment of interest, routine liabilities, and dividends. We also opportunistically repurchase our senior notes, as we did this year with a $150.0 million partial redemption of our 2025 Notes.
Cash flows for each of our communities depend on their stage of the development cycle, and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, zoning plat and other approvals, community and lot development, and construction of model homes, roads, utilities, landscape and other amenities. Because these costs are a component of our inventory and are not recognized in our income statement until a home closes, we incur significant cash outlays prior to recognition of earnings. In the later stages of a community, cash inflows may significantly exceed earnings reported for financial statement purposes, as the cash outflow associated with home and land construction was previously incurred. Similarly, in times of community count growth, we incur significant outlays of cash through the land purchase, development and community opening stages whereas in in times of community count stability, these cash outlays are incurred in a more even-flow cadence with cash inflows from actively selling communities that are contributing closing volume and home closing revenue. Conversely, in a down turn environment, cash outlays for land and community count growth may be scaled back to preserve liquidity and we may curtail community count.
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
Material Cash Requirements
We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact both short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on our consolidated balance sheets as of December 31, 2023, while others are considered future commitments for materials or services not yet provided. Our contractual obligations primarily consist of principal and interest payments on our senior notes, loans payable and other borrowings, including our unsecured revolving credit facility, letters of credit and surety bonds and operating leases. We have no senior note maturities until 2025. We also have requirements for certain short-term lease commitments, funding working capital needs of our existing unconsolidated joint ventures, and other purchase obligations in the normal course of business. Other material cash requirements include land acquisition and development costs, home construction costs and operating expenses, including our commissions and other sales costs and our general and administrative expenses, as previously discussed. We plan to fund these commitments primarily with cash flows generated by operations, but may also utilize additional debt or equity financing and borrowing capacity under our Credit Facility. Our maximum exposure to loss on our purchase and option agreements is generally limited to non-refundable deposits and capitalized or committed pre-acquisition costs.
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
We do not engage in commodity trading or other similar activities. We had no derivative financial instruments at December 31, 2023 or 2022.
Operating Cash Flow Activities
During the years ended December 31, 2023 and 2022, net cash provided by operations totaled $355.6 million and $405.3 million, respectively. Generally, our operating cash flows fluctuate primarily based on changes in our net earnings, real estate inventory and, to a lesser extent, timing of payments of accounts payable and accrued liabilities.
Operating cash flow results in 2023 primarily reflect $738.7 million in net earnings, and were offset by a $357.4 million increase in real estate and a $64.2 million increase in receivables, prepaids and other assets. The increase in real estate was due to increased land acquisition and development activities as well as construction activities on a greater number of homes under construction. The increase in other receivables, prepaids and other assets was largely due to receivables from municipalities for land development reimbursements and timing of receivables from title companies and closing agents. Operating cash flow results in 2022 reflect $992.2 million in net earnings which were offset by a $624.5 million increase in real estate and a $103.0 million increase in receivables, prepaids and other assets. The increase in real estate was due to construction of homes as well as land acquisition and development activities. The increase in other receivables, prepaids and other assets was largely due to receivables from municipalities for land development reimbursements and the purchase of fixed rate interest locks.
Investing Cash Flow Activities
During the years ended December 31, 2023 and 2022, net cash used in investing activities totaled $43.6 million $32.3 million, respectively. Cash used in investing activities in both periods is mainly attributable to the purchases of property, plant and equipment totaling $38.2 million and $27.0 million, respectively.
Financing Cash Flow Activities
During the years ended December 31, 2023 and 2022, net cash used in financing activities totaled $252.3 million and $129.8 million, respectively. The net cash used in financing activities in 2023 includes $150.0 million for the partial redemption of our 2025 Notes and associated early tender fees of $0.9 million, $59.1 million in share repurchases and $39.5 million of dividends paid. The net cash used in financing activities in 2022 primarily reflects $109.3 million in share repurchases. See Part II, Item 5 - "Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" for more information about our authorized share repurchase program.

We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. Debt-to-capital and net debt-to-capital are calculated as follows (dollars in thousands):

	At December 31, 2023	At December 31, 2022
Senior notes, net, loans payable and other borrowings	$1,008,215	$1,150,647
Stockholders’ equity	4,611,900	3,949,611
Total capital	$5,620,115	$5,100,258
Debt-to-capital (1)	17.9%	22.6%
Senior notes, net, loans payable and other borrowings	$1,008,215	$1,150,647
Less: cash and cash equivalents	(921,227)	(861,561)
Net debt	$86,988	$289,086
Stockholders’ equity	4,611,900	3,949,611
Total net capital	$4,698,888	$4,238,697
Net debt-to-capital (2)	1.9%	6.8%

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

Dividends
In February 2023, our Board of Directors approved the initiation of a recurring quarterly cash dividend on common stock of $0.27 per share. Quarterly dividends declared and paid during 2023 totaled $1.08 per share. There were no such transactions in 2022.

Credit Facility Covenants
Borrowings under the Credit Facility are unsecured but availability is subject to, among other things, a borrowing base. The Credit Facility also contains certain financial covenants, including (a) a minimum tangible net worth requirement of $2.8 billion (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings), and (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 60%. We were in compliance with all Credit Facility covenants as of December 31, 2023. Our actual financial covenant calculations as of December 31, 2023 are reflected in the table below.

Financial Covenant (dollars in thousands):	Covenant Requirement	Actual
Minimum Tangible Net Worth	> $3,121,364	$4,566,748
Leverage Ratio	< 60%	1.6%
Investments other than defined permitted investments	< $1,395,024	$17,170

Recent Accounting Pronouncements
See Note 1 to our consolidated financial statements included in this report for discussion of recently issued accounting standards.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our fixed rate debt is made up primarily of $1.0 billion of our senior notes. Except in limited circumstances, we do not have an obligation to prepay our fixed-rate debt prior to maturity and, as a result, interest rate risk and changes in fair value should not have a significant impact on our fixed rate borrowings until we would be required to repay such debt. Our Credit Facility is subject to interest rate changes. We had no borrowings or repayments under the Credit Facility during the year ended December 31, 2023, and had $40.0 million in borrowings and repayments under the Credit Facility during the year ended December 31, 2022. We had no borrowings or repayments under the Credit Facility during the year ended December 31, 2021. We had no outstanding borrowings as of either December 31, 2023 or 2022. There were no interest charges resulting from intraperiod borrowings during the year ended December 31, 2023. Interest charges resulting from the intraperiod borrowings during the year ended December 31, 2022 were not material, and there were no interest charges resulting from intraperiod borrowings during the year ended December 31, 2021.
The following table presents our long-term debt obligations, principal cash flows by maturity, weighted average interest rates and estimated fair market value for the year ended December 31, 2023 (in millions):

								Fair Value at December 31,
	2024	2025	2026	2027	2028	Thereafter	Total	2023

Senior Notes
Fixed rate (a)	$—	$250.0	$—	$300.0	$—	$450.0	$1,000.0	$956.6
Weighted average interest rate	n/a	6.000%	n/a	5.125%	n/a	3.875%	4.781%	n/a

Loans Payable and Other Borrowings
Fixed rate	$10.2	$2.0	$0.7	$0.6	$—	$—	$13.5	$13.5
Average interest rate	1.188%	1.365%	3.803%	4.000%	n/a	n/a	1.492%	n/a

(a)Fair value of our fixed rate senior notes at December 31, 2023, is derived from quoted market prices by independent dealers.
Our operations are interest rate sensitive. As overall housing demand is adversely affected by increases in interest rates, a significant increase in mortgage interest rates may negatively affect the ability of homebuyers to secure adequate financing or cause potential homebuyers with existing mortgages to choose to stay in their lower interest rate homes. Higher interest rates and/or rapidly increasing interest rates could adversely affect our revenue, gross margins, earnings, and cancellations rates and would also increase our variable rate borrowing costs on our Credit Facility. We do not enter into, or intend to enter into, derivative interest rate swap financial instruments for trading or speculative purposes.

Item 8. Financial Statements and Supplementary Data
Our consolidated financial statements as of December 31, 2023 and 2022 and for each of the years in the three-year period ended December 31, 2023, together with related notes and the report of Deloitte & Touche LLP, independent registered public accounting firm (PCAOB ID: 34), are on the following pages.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Meritage Homes Corporation:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Meritage Homes Corporation and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated income statements, statements of stockholders' equity and statements of cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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
February 14, 2024

We have served as the Company's auditor since 2004.

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	At December 31,
	2023	2022
	(In thousands, except share data)
Assets
Cash and cash equivalents	$921,227	$861,561
Other receivables	266,972	215,019
Real estate	4,721,291	4,358,263
Deposits on real estate under option or contract	111,364	76,729
Investments in unconsolidated entities	17,170	11,753
Property and equipment, net	48,953	38,635
Deferred tax assets, net	47,573	45,452
Prepaids, other assets and goodwill	218,584	164,689
Total assets	$6,353,134	$5,772,101
Liabilities
Accounts payable	$271,650	$273,267
Accrued liabilities	424,764	360,615
Home sale deposits	36,605	37,961
Loans payable and other borrowings	13,526	7,057
Senior notes, net	994,689	1,143,590
Total liabilities	1,741,234	1,822,490
Stockholders’ Equity
Preferred stock, par value $0.01. Authorized 10,000,000 shares; none issued and outstanding at December 31, 2023 and 2022	—	—
Common stock, par value $0.01. Authorized 125,000,000 shares; 36,425,037 and 36,571,393 shares issued and outstanding at December 31, 2023 and 2022, respectively	364	366
Additional paid-in capital	290,955	327,878
Retained earnings	4,320,581	3,621,367
Total stockholders’ equity	4,611,900	3,949,611
Total liabilities and stockholders’ equity	$6,353,134	$5,772,101
See accompanying notes to consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

	Years Ended December 31,
	2023	2022	2021
	(In thousands, except per share data)
Homebuilding:
Home closing revenue	$6,056,784	$6,207,498	$5,094,873
Land closing revenue	56,229	61,229	25,237
Total closing revenue	6,113,013	6,268,727	5,120,110
Cost of home closings	(4,554,671)	(4,434,480)	(3,676,496)
Cost of land closings	(51,786)	(49,646)	(26,320)
Total cost of closings	(4,606,457)	(4,484,126)	(3,702,816)
Home closing gross profit	1,502,113	1,773,018	1,418,377
Land closing gross profit/(loss)	4,443	11,583	(1,083)
Total closing gross profit	1,506,556	1,784,601	1,417,294
Financial Services:
Revenue	25,250	23,476	21,207
Expense	(12,128)	(11,133)	(9,182)
(Loss)/earnings from financial services unconsolidated entities and other, net	(656)	5,951	6,009
Financial services profit	12,466	18,294	18,034
Commissions and other sales costs	(384,911)	(323,266)	(285,403)
General and administrative expenses	(231,722)	(192,984)	(181,449)
Interest expense	—	(41)	(318)
Other income, net	47,948	2,714	4,864
Loss on early extinguishment of debt	(907)	—	(18,188)
Earnings before income taxes	949,430	1,289,318	954,834
Provision for income taxes	(210,682)	(297,126)	(217,390)
Net earnings	$738,748	$992,192	$737,444
Earnings per common share:
Basic	$20.17	$27.04	$19.61
Diluted	$19.93	$26.74	$19.29
Weighted average number of shares:
Basic	36,619	36,694	37,610
Diluted	37,069	37,101	38,233
See accompanying notes to consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Years Ended December 31, 2023, 2022 and 2021
	(In thousands)
	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance at January 1, 2021	37,512	$375	$455,762	$1,891,731	$2,347,868
Net earnings	—	—	—	737,444	737,444
Issuance of stock	468	4	(4)	—	—
Equity award compensation expense	—	—	20,069	—	20,069
Share repurchases	(639)	(6)	(60,986)	—	(60,992)
Balance at December 31, 2021	37,341	373	414,841	2,629,175	3,044,389
Net earnings	—	—	—	992,192	992,192
Issuance of stock	396	4	(4)	—	—
Equity award compensation expense	—	—	22,333	—	22,333
Share repurchases	(1,166)	(11)	(109,292)	—	(109,303)
Balance at December 31, 2022	36,571	366	327,878	3,621,367	3,949,611
Net earnings	—	—	—	738,748	738,748
Issuance of stock	291	3	(3)	—	—
Equity award compensation expense	—	—	22,511	—	22,511
Dividends declared ($1.08 per share)	—	—	—	(39,534)	(39,534)
Share repurchases	(437)	(5)	(59,431)	—	(59,436)
Balance at December 31, 2023	36,425	$364	$290,955	$4,320,581	$4,611,900

See accompanying notes to consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2023	2022	2021
	(In thousands)
Cash flows from operating activities:
Net earnings	$738,748	$992,192	$737,444
Adjustments to reconcile net earnings to net cash provided by/(used in) operating activities:
Depreciation and amortization	25,334	24,748	26,245
Stock-based compensation	22,511	22,333	20,069
Loss on early extinguishment of debt	907	—	18,188
Equity in earnings from unconsolidated entities	(6,371)	(6,093)	(4,657)
Distributions of earnings from unconsolidated entities	6,792	5,900	4,951
Other	4,115	10,863	(2,911)
Changes in assets and liabilities:
Increase in real estate	(357,408)	(624,522)	(948,055)
(Increase)/decrease in deposits on real estate under option or contract	(36,140)	10,463	(31,946)
Increase in receivables, prepaids and other assets	(64,169)	(102,950)	(65,114)
Increase in accounts payable and accrued liabilities	22,609	76,985	76,158
(Decrease)/increase in home sale deposits	(1,356)	(4,649)	17,536
Net cash provided by/(used in) operating activities	355,572	405,270	(152,092)
Cash flows from investing activities:
Investments in unconsolidated entities	(5,991)	(5,796)	(1,708)
Distributions of capital from unconsolidated entities	137	—	—
Purchases of property and equipment	(38,192)	(26,971)	(25,664)
Proceeds from sales of property and equipment	423	481	551
Maturities/sales of investments and securities	750	1,032	2,795
Payments to purchase investments and securities	(750)	(1,032)	(2,795)
Net cash used in investing activities	(43,623)	(32,286)	(26,821)
Cash flows from financing activities:
Repayment of loans payable and other borrowings	(2,798)	(20,455)	(13,589)
Repayment of senior notes	(150,884)	—	(317,690)
Proceeds from issuance of senior notes	—	—	450,000
Payment of debt issuance costs	—	—	(6,102)
Dividends paid	(39,534)	—	—
Repurchase of shares	(59,067)	(109,303)	(60,992)
Net cash (used in)/provided by financing activities	(252,283)	(129,758)	51,627
Net increase/(decrease) in cash and cash equivalents	59,666	243,226	(127,286)
Cash and cash equivalents, beginning of year	861,561	618,335	745,621
Cash and cash equivalents, end of year	$921,227	$861,561	$618,335
See Supplemental Disclosure of Cash Flow Information in Note 13.
See accompanying notes to consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021

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
We commenced our homebuilding operations in 1985 through our predecessor company, Monterey Homes. Meritage Homes Corporation was incorporated in the state of Maryland in 1988 under the name of Homeplex Mortgage Investments Corporation and merged with Monterey Homes in 1996, at which time our name was changed to Monterey Homes Corporation and later ultimately to Meritage Homes Corporation. Since that time, we have engaged in homebuilding and related activities. Meritage Homes Corporation operates as a holding company and has no independent assets or operations. Its homebuilding construction, development and sales activities are conducted through its subsidiaries. Our homebuilding activities are conducted under the name of Meritage Homes in each of our homebuilding markets. At December 31, 2023, we were actively selling homes in 270 communities, with base prices ranging from approximately $237,000 to $1,064,000.
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
Cash and Cash Equivalents. Liquid investments with an initial maturity of three months or less are classified as cash equivalents. Amounts in transit from title companies or closing agents for home closings of approximately $95.7 million and $161.5 million are included in Cash and cash equivalents at December 31, 2023 and 2022, respectively.

Real Estate. Real estate inventory is stated at cost unless the community or land is determined to be impaired, at which point the inventory is written down to fair value as required by Accounting Standards Codification (“ASC”) 360-10, Property, Plant and Equipment ("ASC 360-10"). Real estate inventory includes the costs of land acquisition, land development and home construction, capitalized interest, real estate taxes, and direct overhead costs incurred during development and home construction that benefit the entire community, less impairments, if any. Land and development costs are typically allocated and transferred to homes when home construction begins. Home construction costs are accumulated on a per-home basis, while commissions and other sales costs are expensed as incurred. Cost of home closings includes the specific construction costs of the home and all related allocated land acquisition, land development and other common costs (both incurred and estimated to be incurred) that are allocated based upon the total number of homes expected to be closed in each community or phase. Any changes to the estimated total development costs of a community or phase are allocated to the remaining homes in that community or phase. When a home closes, we may have incurred costs for materials and services that have not yet been paid. We accrue a liability to capture such obligations in connection with the home closing which is charged directly to Cost of home closings.
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
We rely on certain estimates to determine our construction and land development costs. Construction and land costs are comprised of direct and allocated costs, including estimated future costs. In determining these costs, we compile project budgets that are based on a variety of assumptions, including future construction schedules and costs to be incurred. Actual results can differ from budgeted amounts for various reasons, including construction delays, labor or material shortages, sales orders absorptions that differ from our expectations, increases in costs that have not yet been contracted, changes in governmental requirements, or other unanticipated issues, encountered during construction and development and other factors beyond our control, including weather. To address uncertainty in these budgets, we assess, update and revise project budgets on a regular basis, utilizing the most current information available to estimate home construction and land development costs.

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

Deposits. Deposits paid related to land option and purchase contracts are recorded and classified as Deposits on real estate under option or contract until the related land is purchased. Deposits are reclassified as a component of Real estate at the time the deposit is used to offset the acquisition price of the land based on the terms of the underlying agreements. To the extent they are non-refundable, deposits are expensed to Cost of home closings if the land acquisition is terminated or no longer considered probable. Since our acquisition contracts typically do not require specific performance, we do not consider such contracts to be contractual obligations to purchase the land and our total exposure under such contracts is limited to the loss of any non-refundable deposits and any related capitalized costs. Our Deposits on real estate under option or contract were $111.4 million and $76.7 million as of December 31, 2023 and 2022, respectively. See Note 3 for additional information related to Deposits on real estate under option or contract.

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

Property and Equipment, net. Property and equipment, net consists primarily of computer and office equipment, model home furnishings and capitalized sales office costs. Depreciation is generally calculated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Depreciation expense was $23.5 million, $23.0 million, and $15.3 million for the years ended December 31, 2023, 2022 and 2021, respectively. Maintenance and repair costs are expensed as incurred. At December 31, 2023 and 2022, property and equipment, net consisted of the following (in thousands):

	At December 31,
	2023	2022
Computer and office equipment	$62,682	$66,027
Model home furnishings and capitalized sales office costs	60,043	57,229
Gross property and equipment	122,725	123,256
Accumulated depreciation	(73,772)	(84,621)
Total	$48,953	$38,635

Deferred Costs. At December 31, 2023 and 2022, deferred costs representing debt issuance costs related to our revolving credit facility of approximately $5.3 million and $3.8 million, respectively, net of accumulated amortization, are recorded on our consolidated balance sheets within Prepaids, other assets and goodwill. The costs are amortized to Interest expense using the straight line method which approximates the effective interest method. See Note 7 for additional information related to net debt issuance costs associated with our senior notes.
Investments in Unconsolidated Entities. We use the equity method of accounting for investments in unconsolidated entities over which we exercise significant influence but do not have a controlling interest. Under the equity method, our share of the unconsolidated entities’ pre-tax earnings or loss is included in Other income, net, or (Loss)/earnings from financial services unconsolidated entities and other, net, in our consolidated income statements. We use the cost method of accounting for investments in unconsolidated entities over which we do not have significant influence, if any. We track cumulative earnings and distributions from each of our ventures. For cash flow classification, to the extent distributions do not exceed cumulative earnings, we designate such distributions as return on capital. Distributions in excess of cumulative earnings are treated as return of capital. We evaluate our investments in unconsolidated entities for impairment when events that trigger an evaluation of recoverability present themselves. See Note 5 for additional information related to investments in unconsolidated entities.

Accrued Liabilities. Accrued liabilities at December 31, 2023 and 2022 consisted of the following (in thousands):

	At December 31,
	2023	2022
Accruals related to real estate development and construction activities	$137,489	$139,447
Payroll and other benefits	140,734	110,338
Accrued interest	6,331	7,026
Accrued taxes	25,569	25,182
Warranty reserves	37,360	35,575
Lease liabilities (1)	54,040	22,782
Other accruals	23,241	20,265
Total	$424,764	$360,615
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

•Revenue from land closings is recognized when a significant down payment is received, title passes and collectability of the receivable, if any, is reasonably assured, and we have no continuing involvement with the property, which is generally upon the close of escrow.
•Revenue from financial services is recognized when closings have occurred and all financial services have been rendered, which is generally upon the close of escrow.

Home sale contract assets consist of cash from home closings that are in transit from title companies, which are considered cash in transit and are classified as cash on our accompanying consolidated balance sheets. See "Cash and Cash Equivalents" in this Note 1 for further information. Contract liabilities include home sale deposit liabilities related to sold but unclosed homes, and are classified as Home sale deposits in our accompanying consolidated balance sheets. Substantially all of our home sales are scheduled to close and be recorded as revenue within one year from the date of receiving a customer deposit. Home closing and land closing revenue expected to be recognized in any future year related to remaining performance obligations (if any) and the associated contract liabilities expected to be recognized as revenue, excluding revenue pertaining to contracts that have an original expected duration of one year or less, are not material. Revenue from financial services includes estimated future insurance policy renewal commissions as our performance obligations are satisfied upon issuance of the initial policy with a third-party broker. The related contract assets for these estimated future renewal commissions are not material at December 31, 2023 and 2022. Our three sources of revenue are disaggregated by type in the accompanying consolidated income statements.
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
Advertising Costs. We expense advertising costs to Commissions and other sales costs as they are incurred. Advertising expense was approximately $15.1 million, $12.1 million and $8.2 million in fiscal 2023, 2022 and 2021, respectively.
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
Stock-Based Compensation. We account for stock-based compensation in accordance with ASC 718-10, Compensation—Stock Compensation ("ASC 718"). As allowed by ASC 718, we have elected to estimate forfeitures in calculating the expense related to stock-based compensation. Awards with either a graded or cliff vesting are expensed on a straight-line basis over the life of the award. Stock-based compensation expense is included in General and administrative expense. See Note 11 for additional information on stock-based compensation.

401(k) Retirement Plan. We have a 401(k) plan for all full-time Meritage employees. We match portions of employees’ voluntary contributions, and contributed to the plan approximately $6.5 million, $6.0 million and $5.3 million for the years ended 2023, 2022 and 2021, respectively.

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
The table below outlines our surety bond and letter of credit obligations (in thousands):

	At December 31,
	2023		2022
	Outstanding	Estimated work remaining to complete (unaudited)	Outstanding	Estimated work remaining to complete (unaudited)
Sureties:
Sureties related to owned projects and lots under contract	975,979	712,421	926,928	616,028
Total Sureties	$975,979	$712,421	$926,928	$616,028
Letters of Credit (“LOCs”):
LOCs for land development	56,251	N/A	49,442	N/A
LOCs for general corporate operations	5,000	N/A	5,000	N/A
Total LOCs	$61,251	N/A	$54,442	N/A

Warranty Reserves. We provide home purchasers with limited warranties against certain building defects and we have certain obligations related to those post-construction warranties for closed homes. The specific terms and conditions of these limited warranties vary by state, but overall the nature of the warranties include a complete workmanship and materials warranty for the first year after the close of the home, a major mechanical warranty for two years after the close of the home and a structural warranty that typically extends up to 10 years after the close of the home. With the assistance of an actuary, we have estimated these reserves for the structural warranty based on the number of homes still under warranty and historical data and trends for our geographies. We may use industry data with respect to similar product types and geographic areas in markets where our experience is incomplete to draw a meaningful conclusion. We regularly review our warranty reserves and adjust them, as necessary, to reflect changes in trends as information becomes available. Based on such reviews of warranty costs incurred, we did not adjust the warranty reserve balance in the year ended December 31, 2023. We recorded an adjustment to our reserve balance of $10.9 million in the year ended December 31, 2022, primarily related to specific case reserves as discussed in Note 16.

A summary of changes in our warranty reserves follows (in thousands):

	Years Ended December 31,
	2023	2022
Balance, beginning of year	$35,575	$26,264
Additions to reserve from new home deliveries	22,713	22,198
Warranty claims	(20,928)	(23,803)	(1)
Adjustments to pre-existing reserves	—	10,916
Balance, end of year	$37,360	$35,575
(1)    Includes recoveries in 2022 for costs incurred over several prior years on a foundation design and performance matter that affected a single community in Texas.
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
Recent Accounting Pronouncements.
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"), which aligns interim segment disclosure requirements with existing annual requirements and includes updates to segment reporting, most notably through enhanced disclosures about significant segment expenses and various Chief Operating Decision Maker ("CODM")-related disclosures. ASU 2023-07 is effective for our annual report covering the fiscal year beginning January 1, 2024, and for our interim reports beginning January 1, 2025. ASU 2023-07 is required to be applied retrospectively to all prior periods presented in the financial statements. We are currently evaluating the impact adopting this guidance will have on our financial statement disclosures.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"), which modifies the disclosure requirements primarily related to the effective tax rate reconciliation and income taxes paid by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for us beginning January 1, 2025 and may be applied either retrospectively or prospectively. We are currently evaluating the impact adopting this guidance will have on our financial statement disclosures.

NOTE 2 — REAL ESTATE AND CAPITALIZED INTEREST
Real estate consists of the following (in thousands):

	At December 31,
	2023	2022
Homes under contract under construction (1)	$704,206	$822,428
Unsold homes, completed and under construction (1)	1,260,855	1,155,543
Model homes (1)	118,252	97,198
Finished home sites and home sites under development (2) (3)	2,637,978	2,283,094
	$4,721,291	$4,358,263

(1)Includes the allocated land and land development costs associated with each lot for these homes.
(2)Includes raw land, land held for development and land held for sale, less impairments, if any. We do not capitalize interest for inactive assets, and all ongoing costs of land ownership (i.e. property taxes, homeowner association dues, etc.) are expensed as incurred.
(3)Includes land held for sale of $10.7 million and $66.8 million as of December 31, 2023 and 2022, respectively.

As previously noted, in accordance with ASC 360-10, each of our land inventory and related real estate assets is reviewed for recoverability when certain criteria are met, but at least annually, as our inventory is considered “long-lived” in accordance with GAAP. ASC 360-10 requires impairment charges to be recorded if the asset is not deemed recoverable and the fair value of such assets is less than their carrying amounts. Our determination of fair value is based on projections and estimates. In communities where impairment indicators are present, we may also evaluate alternative product offerings or other strategies for the land, such as pausing development, selling, or holding the land for sale. We recorded nominal impairment charges for the years ended December 31, 2023 and 2022, and $2.1 million for the year ended December 31, 2021, respectively.

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

	Years Ended December 31,
	2023	2022	2021
Capitalized interest, beginning of year	$60,169	$56,253	$58,940
Interest incurred	57,759	60,599	62,836
Interest expensed	—	(41)	(318)
Interest amortized to cost of home and land closings	(63,412)	(56,642)	(65,205)
Capitalized interest, end of year (1)	$54,516	$60,169	$56,253

(1)Approximately $346,000, $208,000 and $208,000 of the capitalized interest is related to our joint venture investments and is a component of Investments in unconsolidated entities in our consolidated balance sheets as of December 31, 2023, 2022 and 2021, respectively.

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
Based on the provisions of the relevant accounting guidance, we have concluded that when we enter into an option or purchase agreement to acquire land or lots from an entity, a variable interest entity (“VIE”), may be created. In accordance with ASC 810, Consolidation, we evaluate all purchase and option agreements for land to determine whether they are a VIE, and if so, whether we are the primary beneficiary. Although we do not have legal title to the underlying land, if we are the primary beneficiary we are required to consolidate the VIE in our financial statements and reflect its assets and liabilities as Real estate not owned and Liabilities related to real estate not owned, respectively. The liabilities related to consolidated VIEs are generally excluded from our debt covenant calculations.
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

The table below presents a summary of our lots under option that are not recorded on the balance sheet at December 31, 2023 (dollars in thousands):

	Projected Number of Lots (unaudited)	Purchase Price (unaudited)	Option/ Earnest Money Deposits–Cash
Purchase and option contracts recorded on balance sheet as Real estate not owned	—	$—	$—
Option contracts — non-refundable deposits, committed (1)	7,116	508,943	51,032
Purchase contracts — non-refundable deposits, committed (1)	9,047	324,112	45,107
Purchase and option contracts —refundable deposits, committed	1,856	81,058	1,645
Total committed	18,019	914,113	97,784
Purchase and option contracts — refundable deposits, uncommitted (2)	28,015	871,661	13,580
Total lots under contract or option	46,034	$1,785,774	$111,364
Total purchase and option contracts not recorded on balance sheet (3)	46,034	$1,785,774	$111,364	(4)

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
(4)Amount is reflected in our consolidated balance sheets in Deposits on real estate under option or contract as of December 31, 2023.
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
Our lease population at December 31, 2023 is comprised of operating leases where we are the lessee and these leases are primarily for office space for our corporate and division offices, in addition to leases of certain equipment. As allowed by ASC 842, we do not record leases with lease terms of twelve months or less on the consolidated balance sheets.
Lease cost included in our consolidated income statements in General and administrative expenses and Commissions and other sales costs is in the table below (in thousands). Our short-term lease costs and sublease income are de minimis.

	Years Ended December 31,
	2023	2022
Operating lease expense	$8,708	$7,819
Non-cash lease expense	$7,136	$5,802
Cash payments on lease liabilities	$9,892	$9,162
ROU assets obtained in exchange for new operating lease obligations	$40,148	$4,878
ROU assets are classified within Prepaids, other assets and goodwill on our consolidated balance sheets, while lease liabilities are classified within Accrued liabilities on our consolidated balance sheets. The following table contains additional information about our leases (dollars in thousands):

	At December 31,
	2023	2022
ROU assets	$51,275	$19,129
Lease liabilities	$54,040	$22,782
Weighted-average remaining lease term	8.5 years	4.5 years
Weighted-average discount rate (incremental borrowing rate)	3.80%	4.44%

Maturities of our operating lease liabilities as of December 31, 2023 are as follows (in thousands):

Year ended December 31,
2024	$9,518
2025	8,693
2026	7,401
2027	6,429
2028	5,163
Thereafter	26,143
Total payments	63,347
Less: imputed interest	(9,307)
Present value of lease liabilities	$54,040

NOTE 5 - INVESTMENTS IN UNCONSOLIDATED ENTITIES
We may enter into joint ventures as a means of accessing larger parcels of land, expanding our market opportunities, managing our risk profile, optimizing deal structure for the impacted parties and leveraging our capital. While purchasing land through a joint venture can be beneficial, currently we do not view joint ventures as critical to the success of our homebuilding operations. Our joint venture partners generally are other homebuilders, land sellers or other real estate investors. We generally do not have a controlling interest in these ventures, which means our joint venture partners could cause the venture to take actions we disagree with, or fail to take actions we believe should be undertaken, including the sale of the underlying property to repay debt or recoup all or part of the partners' investments. Based on the structure of these joint ventures, they may or may not be consolidated into our results. As of December 31, 2023, we had two active equity-method land joint ventures and one mortgage joint venture, which is engaged in mortgage activities and primarily provides services to our homebuyers.

Summarized condensed combined financial information related to unconsolidated joint ventures that are accounted for using the equity method was as follows (in thousands):

	At December 31,
	2023	2022
Assets:
Cash	$3,546	$3,389
Real estate	28,395	17,965
Other assets	6,514	11,653
Total assets	$38,455	$33,007
Liabilities and equity:
Accounts payable and other liabilities	$6,537	$11,397
Equity of:
Meritage (1)	16,279	10,356
Other	15,639	11,254
Total liabilities and equity	$38,455	$33,007

	Years Ended December 31,
	2023	2022	2021
Revenue	$46,842	$46,264	$41,929
Costs and expenses	(37,666)	(36,565)	(34,693)
Net earnings of unconsolidated entities	$9,176	$9,699	$7,236
Meritage’s share of pre-tax earnings (1) (2)	$6,371	$6,140	$4,667

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
(2)Our share of pre-tax (loss)/earnings from our mortgage joint venture is recorded in (Loss)/earnings from financial services unconsolidated entities and other, net on the accompanying consolidated income statements. Our share of pre-tax (loss)/earnings from all other joint ventures is recorded in Other income, net, on the accompanying consolidated income statements and excludes joint venture profit related to lots we purchased from the joint ventures, if any. Such profit is deferred until homes are delivered by us and title passes to a homebuyer.

Our total investment in all of these joint ventures is $17.2 million as of December 31, 2023. We believe these ventures are in compliance with their respective debt agreements, if applicable, and such debt is non-recourse to us.

NOTE 6 — LOANS PAYABLE AND OTHER BORROWINGS
Loans payable and other borrowings consist of the following (in thousands):

	At December 31,
	2023	2022
Other borrowings, secured real estate note payable (1)	$13,526	$7,057
$835.0 million unsecured revolving credit facility	—	—
Total	$13,526	$7,057
(1)Reflects balance of non-recourse notes payable in connection with land purchases.
The Company entered into an amended and restated unsecured revolving credit facility agreement ("Credit Facility") in 2014 that has been amended from time to time. In June 2023, the Credit Facility was amended to increase the facility size to $835.0 million, extend the maturity date to June 2, 2028, amend the accordion feature to permit the facility to increase by up to fifty percent of the facility size, increase the letter of credit sublimit up to the maximum size of the facility, eliminate the liquidity and interest coverage covenant and adjust certain covenant basket amounts. The Credit Facility's aggregate commitment is $835.0 million with an accordion feature permitting the size of the facility to increase to a maximum of $1.3 billion, subject to certain conditions, including the availability of additional bank commitments. Borrowings under the Credit Facility bear interest at the Company's option, at either (1) term SOFR (based on 1, 3, or 6 month interest periods, as selected by the Company) plus a 10 basis point adjustment plus an applicable margin (ranging from 125 basis points to 175 basis points (the "applicable margin")) based on the Company's leverage ratio as determined in accordance with a pricing grid, (2) the higher of (i) the prime lending rate ("Prime"), (ii) an overnight bank rate plus 50 basis points and (iii) term SOFR (based on a 1 month interest period) plus a 10 basis point adjustment plus 1%, in each case plus a margin ranging from 25 basis points to 75 basis points based on the Company's leverage in accordance with a pricing grid, or (3) daily simple SOFR plus a 10 basis point adjustment plus the applicable margin. At December 31, 2023, the interest rate on outstanding borrowings under the Credit Facility would have been 6.70% per annum, calculated in accordance with option (1) noted above and using the 1 month term SOFR. We are obligated to pay a fee on the undrawn portion of the Credit Facility at a rate determined by a tiered fee matrix based on our leverage ratio.
The Credit Facility also contains certain financial covenants, including (a) a minimum tangible net worth requirement of $2.8 billion (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings), and (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 60%. We were in compliance with all Credit Facility covenants as of December 31, 2023.

We had no outstanding borrowings under the Credit Facility as of December 31, 2023 and 2022. During the year ended December 31, 2023, we had no borrowings or repayments under the Credit Facility. During the year ended December 31, 2022 we had $40.0 million of gross borrowings and repayments, and during the year ended December 31, 2021 we had no borrowings or repayments. As of December 31, 2023 we had outstanding letters of credit issued under the Credit Facility totaling $61.3 million, leaving $773.7 million available under the Credit Facility to be drawn.

NOTE 7 — SENIOR NOTES, NET
Senior notes, net consist of the following (in thousands):

	At December 31,
	2023	2022
6.00% senior notes due 2025. At December 31, 2023 and 2022 there was approximately $994 and $1,977 in net unamortized premium, respectively.	250,994	401,977
5.125% senior notes due 2027	300,000	300,000
3.875% senior notes due 2029	450,000	450,000
Net debt issuance costs	(6,305)	(8,387)
Total	$994,689	$1,143,590
The indentures for all of our senior notes contain non-financial covenants including, among others, limitations on the amount of secured debt we may incur, and limitations on sale and leaseback transactions and mergers. We were in compliance with all such covenants as of December 31, 2023.
Obligations to pay principal and interest on the senior notes are guaranteed by substantially all of our wholly-owned subsidiaries (each a “Guarantor” and, collectively, the “Guarantor Subsidiaries”), each of which is directly or indirectly 100% owned by Meritage Homes Corporation. Such guarantees are full and unconditional, and joint and several. In the event of a sale or other disposition of all of the assets of any Guarantor, by way of merger, consolidation or otherwise, or a sale or other disposition of all of the equity interests of any Guarantor then held by Meritage and its subsidiaries, then that Guarantor may be released and relieved of any obligations under its note guarantee. There are no significant restrictions on our ability or the ability of any Guarantor to obtain funds from their respective subsidiaries, as applicable, by dividend or loan. We do not provide separate financial statements of the Guarantor Subsidiaries because Meritage (the parent company) has no independent assets or operations and the guarantees are full and unconditional and joint and several. Subsidiaries of Meritage Homes Corporation that are non-guarantor subsidiaries are, individually and in the aggregate, minor, and the assets, liabilities and results of operations of Meritage Homes Corporation and the Guarantor Subsidiaries on a combined basis are not materially different than corresponding amounts in the consolidated financial statements.
In June 2015, we completed an offering of $200.0 million aggregate principal amount of 6.00% Senior Notes due 2025 (the "Original 2025 Notes"). The Original 2025 Notes were issued at par. In March 2018, the Company completed an offering of $200.0 million aggregate principal amount of additional 2025 Notes (the "Additional Notes"). The Additional Notes were issued as an add-on to the Original 2025 Notes at a premium of 103% of the principal amount, resulting in a combined $400.0 million aggregate principal amount of 6.00% Senior Notes due 2025 (collectively, the "2025 Notes"). In September 2023, we partially redeemed $150.0 million of the 2025 Notes, incurring $0.9 million in early debt extinguishment charges during the year ended December 31, 2023, reflected as Loss on early extinguishment of debt in the accompanying consolidated income statements. After the partial redemption, the 2025 Notes have $250.0 million in remaining principal outstanding.
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

In April 2021, we completed an offering of $450.0 million aggregate principal amount of 3.875% Senior Notes due 2029 (the "2029 Notes"). We used a portion of the net proceeds from this offering to redeem all $300.0 million aggregate principal then outstanding of other senior notes, incurring a loss on early debt extinguishment of $18.2 million during the year ended December 31, 2021, reflected as Loss on early extinguishment of debt in the accompanying consolidated income statements.
Scheduled principal maturities of our senior notes as of December 31, 2023 follow (in thousands):

Year Ended December 31,
2024	—
2025	250,000
2026	—
2027	300,000
2028	—
Thereafter	450,000
Total	$1,000,000

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

Financial Instruments: The fair value of our fixed-rate debt is derived from quoted market prices by independent dealers (Level 2 inputs as per the discussion above) and is as follows (in thousands):

	At December 31,
	2023		2022
	Aggregate Principal	Estimated Fair Value	Aggregate Principal	Estimated Fair Value
6.00% senior notes	$250,000	$249,375	$400,000	$397,520
5.125% senior notes	$300,000	$295,500	$300,000	$283,500
3.875% senior notes	$450,000	$411,750	$450,000	$380,610
Other financial assets and liabilities, including our Loans payable and other borrowings, are generally shorter term in nature and the longer term balances are not material to our consolidated balance sheet. Therefore, we consider the carrying amounts of our other financial assets and liabilities to approximate fair value.
Non-Financial Instruments: Our Real estate assets are Level 3 instruments that are required to be recorded at fair value on non-recurring basis when events and circumstances indicate that the carrying value may not be recoverable. Refer to Notes 1 and 2 for information regarding the valuation of these assets.

NOTE 9 — EARNINGS PER SHARE; STOCKHOLDERS' EQUITY
Basic and diluted earnings per common share were calculated as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2023	2022	2021
Basic weighted average number of shares outstanding	36,619	36,694	37,610
Effect of dilutive securities:
Unvested restricted stock	450	407	623
Diluted average shares outstanding	37,069	37,101	38,233
Net earnings	$738,748	$992,192	$737,444
Basic earnings per share	$20.17	$27.04	$19.61
Diluted earnings per share	$19.93	$26.74	$19.29

During the year ended December 31, 2023, our Board of Directors approved, and we paid, a quarterly cash dividend on common stock of $0.27 per share. Quarterly dividends declared and paid during the year ended December 31, 2023 totaled $1.08 per share. There were no such transactions in the year ended December 31, 2022. The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. During the year ended December 31, 2023, we reflected the applicable excise tax in Additional paid-in capital as part of the cost basis of the stock repurchased and recorded a corresponding liability for the excise taxes payable in Accrued liabilities on the accompanying consolidated balance sheets.

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
A summary of the carrying amount of goodwill follows (in thousands):

	West	Central	East	Financial Services	Corporate	Total
Balance at January 1, 2022	$—	$—	$32,962	$—	$—	$32,962
Additions	—	—	—	—	—	—
Balance at December 31, 2022	—	—	32,962	—	—	32,962
Additions	—	—	—	—	—	—
Balance at December 31, 2023	$—	$—	$32,962	$—	$—	$32,962

NOTE 11 — STOCK BASED AND DEFERRED COMPENSATION
We have a stock compensation plan, the Meritage Homes Corporation 2018 Stock Incentive Plan (the “2018 Plan"), that was approved by our Board of Directors and our stockholders and adopted in May 2018. In May 2023, the Board of Directors and stockholders approved an amendment to the 2018 Plan to increase the number of shares available for issuance by 800,000. The 2018 Plan is administered by our Board of Directors and allows for the grant of stock appreciation rights, restricted stock awards, restricted stock units, performance share awards and performance-based awards in addition to non-qualified and incentive stock options. All available shares from expired, terminated, or forfeited awards that remained under prior plans were merged into and became available for grant under the 2018 Plan. The 2018 Plan authorizes awards to officers, key employees, non-employee directors and consultants. The 2018 Plan authorizes 7,400,000 shares of stock to be awarded, of which 1,340,233 shares remain available for grant at December 31, 2023. We believe that such awards provide a means of long-term compensation to attract and retain qualified employees and better align the interests of our employees with those of our stockholders. Non-vested stock awards are usually granted with a five-year ratable vesting period for employees, a three-year cliff vesting for both restricted stock and performance-based awards granted to senior executive officers and either a three-year cliff vesting or one-year vesting for non-employee directors, dependent on their start date.

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

	Nonvested Restricted Share Activity (time-based)	Weighted Average Grant Date Fair Value	Nonvested Restricted Share Activity (performance- based)	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2021	790,617	$50.67	307,928	$49.16
Granted (1)	226,936	85.19	86,384	65.91
Vested (Earned/Released) (1)	(264,513)	46.09	(203,561)	44.92
Forfeited (2)	(60,511)	60.96	—	—
Outstanding as of December 31, 2021	692,529	62.94	190,751	61.68
Granted (3)	278,340	94.12	80,472	59.67
Vested (Earned/Released) (3)	(270,022)	49.42	(126,556)	43.28
Forfeited (2)	(41,745)	80.71	—	—
Outstanding at December 31, 2022	659,102	80.52	144,667	71.33
Granted (4)	184,563	112.36	69,131	101.30
Vested (Earned/Released) (4)	(210,611)	69.46	(80,915)	73.17
Forfeited (2)	(62,522)	92.15	—	—
Outstanding at December 31, 2023	570,532	$93.63	132,883	$100.66

(1)Performance-based shares granted and earned/released for the year ended December 31, 2021 includes 37,425 shares that were issued as a result of the performance achievement exceeding the performance targets related to grants to our executive officers for the year ended December 31, 2018. These shares vested in March 2021. Performance-based shares granted for the year ended December 31, 2021 also includes 1,670 shares and 696 shares that were issued to our former General Counsel, who retired on December 15, 2021, as a result of the performance achievement exceeding the performance targets related to grants to our executive officers for the years ended December 31, 2019 and 2018, respectively. These shares vested in December 2021 in accordance with his employment agreement.
(2)Forfeitures on time-based nonvested shares are a result of terminations of employment, while forfeitures on performance-based nonvested shares are the result of failing to attain certain goals as outlined in our executive officers' compensation agreements.
(3)Performance-based shares granted and earned/released for the year ended December 31, 2022 includes 37,146 shares that were issued as a result of the performance achievement exceeding the performance targets related to grants to our executive officers for the year ended December 31, 2019. These shares vested in March 2022.
(4)Performance-based shares granted and earned/released for the year ended December 31, 2023 includes 26,167 shares that were issued as a result of the performance achievement exceeding the performance targets related to grants to our executive officers for the year ended December 31, 2020. These shares vested in February 2023.

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

	Years Ended December 31,
	2023	2022	2021
Stock-based compensation expense	$22,511	$22,333	$20,069

The following table includes additional information regarding our stock compensation plan (dollars in thousands):

	At December 31,
	2023	2022
Unrecognized stock-based compensation cost	$27,791	$29,187
Weighted average years expense recognition period	1.94	1.98
Total equity awards outstanding (1)	703,415	803,769
(1) Includes unvested restricted stock units and performance-based awards (assuming 100%/target payout).
We also offer a non-qualified deferred compensation plan ("deferred compensation plan") to highly compensated employees in order to allow them additional pre-tax income deferrals above and beyond the limits that qualified plans, such as 401(k) plans, impose on highly compensated employees. We do not currently offer a contribution match on the deferred compensation plan. All contributions to the plan to date have been funded by the employees and, therefore, we have no associated expense related to the deferred compensation plan for the years ended December 31, 2023, 2022 or 2021, other than minor administrative costs.

NOTE 12 — INCOME TAXES
Components of the income tax provision are as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Current taxes:
Federal	$170,306	$246,077	$180,469
State	41,837	54,576	39,930
	212,143	300,653	220,399
Deferred taxes:
Federal	(1,888)	(4,573)	(4,033)
State	427	1,046	1,024
	(1,461)	(3,527)	(3,009)
Total	$210,682	$297,126	$217,390

Income taxes for the years ended December 31, 2023, 2022 and 2021, differ from the expected amounts computed using the federal statutory income tax rate of 21% as a result of the following (in thousands):

	Years Ended December 31,
	2023	2022	2021
Expected taxes at current federal statutory income tax rate	$199,380	$270,757	$200,515
State income taxes, net of federal tax benefit	33,389	43,941	31,967
Federal tax credits	(25,219)	(19,676)	(20,872)
Non-deductible costs and other	3,132	2,104	5,780
Income tax expense	$210,682	$297,126	$217,390

The effective tax rate was 22.2%, 23.0%, and 22.8% for 2023, 2022 and 2021, respectively. The rate in all three years reflect a benefit from Internal Revenue Code ("IRC") §45L energy efficient homes credits.

Deferred tax assets and liabilities are netted on our balance sheet by tax jurisdiction. Net overall deferred tax assets for all jurisdictions are grouped and included as a separate asset. Net overall deferred tax liabilities for all jurisdictions are grouped and included in Accrued liabilities. At December 31, 2023, we have a net deferred tax asset of $47.6 million. We also have other net deferred tax liabilities of $8.0 million. Deferred tax assets and liabilities are comprised of timing differences (in thousands) as follows:

	At December 31,
	2023	2022
Deferred tax assets:
Real estate	$27,049	$24,199
Warranty reserve	8,902	8,489
Wages payable	10,669	8,240
Equity-based compensation	7,306	6,597
Accrued expenses	36	114
Other	7,393	8,650
Total deferred tax assets	61,355	56,289

Deferred tax liabilities:
Goodwill	3,331	2,473
Prepaids	2,288	1,282
Fixed assets	8,163	7,082
Total deferred tax liabilities	13,782	10,837

Deferred tax assets, net	47,573	45,452
Other deferred tax liabilities - state franchise taxes	8,012	7,351

Net deferred tax assets and liabilities	$39,561	$38,101

At December 31, 2023 and December 31, 2022, we have no unrecognized tax benefits. We believe our current income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change. Our policy is to accrue interest and penalties on unrecognized tax benefits and include them in the provision for income taxes.
We determine our deferred tax assets and liabilities in accordance with ASC 740, Income Taxes ("ASC 740"). We evaluate our deferred tax assets, including the benefit from net operating losses ("NOLs"), by jurisdiction to determine if a valuation allowance is required. Companies must assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. This assessment considers, among other matters, the nature, frequency and severity of cumulative losses, forecasts of future profitability, the length of statutory carry forward periods, experiences with NOLs and experiences of utilizing tax credit carry forwards and tax planning alternatives. We have no NOLs or credit carryovers, and determined that no valuation allowance on our deferred tax assets is necessary at December 31, 2023.
The Taxpayer Certainty and Disaster Relief Act of 2020 extended IRC §45L energy efficient homes credit (the "energy tax credit") through the end of 2021. On August 16, 2022, the Inflation Reduction Act of 2022 (the "IRA") retroactively extended the energy tax credit to homes delivered from January 1, 2022 through December 31, 2032, modified the energy standards required to qualify for the tax credit and increased the per-home credit amount starting in 2023. In accordance with these regulations, we recorded a tax benefit of $22.7 million, $18.9 million, and $16.9 million during the years ended December 31, 2023, 2022 and 2021, respectively, based on our estimate for qualifying new energy efficient homes that we closed in those years.

The IRA also created a 15% corporate alternative minimum tax on certain profits and creates a 1% excise tax on stock repurchases. These provisions were effective for us on January 1, 2023 and did not have a material impact on our financial statements.

Our future deferred tax asset realization depends on sufficient taxable income in the carryforward periods under existing tax laws. Federal NOL carryforwards may be used to offset future taxable income indefinitely. State NOL carryforwards may be used to offset future taxable income for a period ranging from 5 to 20 years, depending on the state jurisdiction. At December 31, 2023, we had no remaining un-utilized federal NOL carryforward, federal tax credits, or state NOL carryforwards.
At December 31, 2023, we have no current income taxes receivable and current income taxes payable of $12.2 million, which consists of current federal and state tax accruals, net of current energy tax credits and estimated tax payments. This amount is recorded in Accrued liabilities on the accompanying consolidated balance sheets at December 31, 2023.

We conduct business and are subject to tax in the U.S. both federally and in several states. With few exceptions, we are no longer subject to U.S. federal, state, or local income tax examinations by taxing authorities for years prior to 2019. We have one state income tax examination covering various years pending resolution at this time.
The future tax benefits from NOLs, built-in losses, and tax credits would be materially reduced or potentially eliminated if we experience an “ownership change” as defined under IRC §382. Based on our analysis performed as of December 31, 2023, we do not believe that we have experienced an ownership change. As a protective measure, our stockholders held a Special Meeting of Stockholders on February 16, 2009 and approved an amendment to our Articles of Incorporation that restricts certain transfers of our common stock. The amendment is intended to help us avoid an unintended ownership change and thereby preserve the value of any tax benefit for future utilization.

NOTE 13 — SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
The following table presents certain supplemental cash flow information (in thousands):

	Years Ended December 31,
	2023	2022	2021
Cash paid during the year for:
Interest, net of interest capitalized	$(1,454)	$(2,279)	$(249)
Income taxes paid	$211,247	$311,725	$221,103
Non-cash operating activities:
Real estate not owned (decrease)/increase	$—	$(8,011)	$8,011
Real estate acquired through notes payable	$9,267	$9,960	$8,047

NOTE 14 — RELATED PARTY TRANSACTIONS
From time to time, in the normal course of business, we have transacted with related or affiliated companies and with certain of our officers and directors. We believe that the terms and fees negotiated for all transactions listed below are no less favorable than those that could be negotiated in arm’s length transactions.
We charter aircraft services from companies that use the private plane of Steven Hilton, our Executive Chairman and former CEO, although Mr. Hilton does not have an ownership interest in the charter companies. Payments made to these charter companies were approximately $532,000, $383,000 and $535,000 for the years ended December 31, 2023, 2022 and 2021, respectively.

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
The following segment information is in thousands:

	Years Ended December 31,
	2023	2022	2021
Homebuilding revenue (1):
West	$2,142,419	$2,250,083	$1,935,845
Central	1,805,633	1,846,153	1,504,481
East	2,164,961	2,172,491	1,679,784
Consolidated total	6,113,013	6,268,727	5,120,110
Homebuilding segment operating income:
West	265,479	466,916	379,093
Central	307,163	376,734	319,435
East	382,513	465,059	302,487
Total homebuilding segment operating income	955,155	1,308,709	1,001,015
Financial services segment profit	12,466	18,294	18,034
Corporate and unallocated costs (2)	(65,232)	(40,358)	(50,573)
Interest expense	—	(41)	(318)
Other income, net	47,948	2,714	4,864
Loss on early extinguishment of debt	(907)	—	(18,188)
Net earnings before income taxes	$949,430	$1,289,318	$954,834
(1)Homebuilding revenue includes the following land closing revenue, by segment:

	Years Ended December 31,
Land closing revenue:	2023	2022	2021
West	$35,324	$47,974	$21,426
Central	6,694	10,655	3,799
East	14,211	2,600	12
Total	$56,229	$61,229	$25,237

(2)Balance consists primarily of corporate costs and shared service functions such as finance and treasury that are not allocated to the homebuilding or financial services reporting segments.

	At December 31, 2023
	West		Central		East		Financial Services	Corporate and Unallocated		Total
Deposits on real estate under option or contract	$11,695		$10,911		$88,758		$—	$—		$111,364
Real estate	1,748,732		1,257,054		1,715,505		—	—		4,721,291
Investments in unconsolidated entities	—		2,825		13,411		—	934		17,170
Other assets	101,376	(1)	272,876	(2)	102,425	(3)	1,889	1,024,743	(4)	1,503,309
Total assets	$1,861,803		$1,543,666		$1,920,099		$1,889	$1,025,677		$6,353,134

(1)Balance consists primarily of cash and cash equivalents, receivables from title companies or closing agents and property and equipment, net.
(2)Balance consists primarily of cash and cash equivalents, development reimbursements from local municipalities and prepaid expenses and other assets.
(3)Balance consists primarily of cash and cash equivalents, goodwill (see Note 10), prepaid expenses and other assets and property and equipment, net.
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
(3)Balance consists primarily of cash and cash equivalents, goodwill, prepaid expenses and other assets and property and equipment, net.
(4)Balance consists primarily of cash and cash equivalents, deferred tax assets and prepaid expenses and other assets.

NOTE 16 — COMMITMENTS AND CONTINGENCIES
We are involved in various routine legal and regulatory proceedings, including, without limitation, claims and litigation alleging construction defects. In general, the proceedings are incidental to our business, and most exposure is subject to and should be covered by warranty and indemnity obligations of our consultants and subcontractors. Additionally, some such claims are also covered by insurance. With respect to the majority of pending litigation matters, our ultimate legal and financial responsibility, if any, cannot be estimated with certainty and, in most cases, any potential material losses related to these matters are not considered probable. Historically, most disputes regarding warranty claims are resolved prior to litigation. We believe there are no pending legal or warranty matters as of December 31, 2023 that could have a material adverse impact upon our consolidated financial condition, results of operations or cash flows that have not been sufficiently reserved.
As discussed in Note 1 under the heading “Warranty Reserves”, we have case specific reserves within our $37.4 million of total warranty reserves related to alleged stucco defects in certain homes we constructed predominantly between 2006 and 2017 and HVAC condensation issues in limited geographies for homes constructed and delivered in 2021 and the first half of 2022. Our review and management of these matters is ongoing and our estimate of and reserves for resolving them is based on internal data, historical experience, our judgment and various assumptions and estimates. Due to the degree of judgment and the potential for variability in our underlying assumptions and data, as we obtain additional information, we may revise our estimate and thus our related reserves. As of December 31, 2023, after considering potential recoveries from the consultants and contractors involved and their insurers and the potential recovery under our general liability insurance policies, we believe our reserves are sufficient to cover the above mentioned matter. See Note 1 for information related to our warranty obligations.
See Note 4 for information related to our leases.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, we have developed and implemented disclosure controls and procedures. Our management, with the participation of our chief executive officer ("CEO") and chief financial officer ("CFO"), has reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as of December 31, 2023 (the “Evaluation Date”). Based on such evaluation, management has concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective at a reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Also, projections of any internal control effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with internal control policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023. The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Meritage Homes Corporation:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Meritage Homes Corporation and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 14, 2024, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

Tempe, Arizona
February 14, 2024

Item 9B. Other Information
Insider Trading Arrangements
During the fiscal quarter ended December 31, 2023, no director or officer adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None
PART III

Item 10. Directors, Executive Officers and Corporate Governance
Except as set forth herein, information required in response to this item is incorporated by reference from the information contained in our 2024 Proxy Statement (which will be filed with the SEC no later than 120 days following the Company’s fiscal year end (the "2024 Proxy Statement")). The information required by Item 10 regarding our executive officers appears in Part I, Item 1 of this Annual Report as permitted by General Instruction G(3).

Item 11. Executive Compensation
Information required in response to this item is incorporated by reference to our 2024 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required in response to this item is incorporated by reference to our 2024 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required in response to this item is incorporated by reference to our 2024 Proxy Statement.

Item 14. Principal Accountant Fees and Services
Information required in response to this item is incorporated by reference to our 2024 Proxy Statement.

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

(b)Exhibits

Exhibit Number	Description	Page or Method of Filing
2.1	Agreement and Plan of Reorganization, dated as of September 13, 1996, by and among Homeplex, the Monterey Merging Companies and the Monterey Stockholders	Incorporated by reference to Appendix A of Form S-4 Registration Statement No. 333-15937

3.1	Restated Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3 of Form 8-K dated June 20, 2002

3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 10-Q for the quarter ended September 30, 1998

3.1.2	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated September 15, 2004

3.1.3	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders filed on April 10, 2006

3.1.4	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix B of the Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders filed on April 1, 2008

3.1.5	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Definitive Proxy Statement filed on January 9, 2009

3.2	Meritage Homes Corporation Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.1 of Form 8-K dated June 14, 2023

4.1	Form of Specimen of Common Stock Certificate	Incorporated by reference to Exhibit 4.1 of Form 10-K for the year ended December 31, 2007

4.2	Description of securities of Meritage Homes Corporation registered under Section 12 of the Securities Exchange Act of 1934	Incorporated by reference to Exhibit 4.2 of Form 10-K for the year ended December 31, 2019

4.3	Indenture dated June 2, 2015 (re 6.00% Senior Notes due 2025) and form of 6.00% Senior Note	Incorporated by reference to Exhibit 4.1 of Form 8-K dated June 2, 2015

4.3.1	First Supplemental Indenture (re 6.00% Senior Notes due 2025)	Incorporated by reference to Exhibit 4.3 of Form 10-Q for the quarter ended June 30, 2019

4.3.2	Second Supplemental Indenture (re 6.00% Senior Notes due 2025)	Incorporated by reference to Exhibit 4.4.2 of Form 10-K for the year ended December 31, 2020

4.3.3	Third Supplemental Indenture (re 6.00% Senior Notes due 2025)	Incorporated by reference to Exhibit 4.4.3 of Form 10-K for the year ended December 31, 2020

4.4	Indenture, dated June 6, 2017 (re 5.125% Senior Notes due 2027) and form of 5.125% Senior Note	Incorporated by reference to Exhibit 4.1 of Form 8-K dated June 6, 2017

4.4.1	First Supplemental Indenture (re 5.125% Senior Notes due 2027)	Incorporated by reference to Exhibit 4.4 of Form 10-Q for the quarter ended June 30, 2019

4.4.2	Second Supplemental Indenture (re 5.125% Senior Notes due 2027)	Incorporated by reference to Exhibit 4.5.2 of Form 10-K for the year ended December 31, 2020.

4.4.3	Third Supplemental Indenture (re 5.125% Senior Notes due 2027)	Incorporated by reference to Exhibit 4.5.3 of Form 10-K for the year ended December 31, 2020.

4.5	Indenture, dated April 15, 2021 (re 3.875% Senior Notes due 2029) and form of 3.875% Senior Note	Incorporated by reference to Exhibit 4.1 of Form 8-K dated April 15, 2021

Exhibit Number	Description	Page or Method of Filing
10.1	2018 Stock Incentive Plan *	Incorporated by reference to Appendix A of the Proxy Statement for the 2018 Annual Meeting of Stockholders filed on March 26, 2018

10.1.1	Amendment to the Meritage Homes Corporation 2018 Stock Incentive Plan *	Incorporated by reference to Exhibit 10.1 of Form 8-K dated May 18, 2023

10.1.2	Representative Form of Performance Share Award Agreement *	Filed herewith

10.1.3	Representative Form of Restricted Stock Unit Agreement *	Filed herewith

10.2	Employment Agreement between the Company and Steven J. Hilton *	Incorporated by reference to Exhibit 10.1 of Form 8-K dated January 10, 2024

10.3	Employment Agreement between the Company and Philippe Lord *	Incorporated by reference to Exhibit 10.1 of Form 8-K dated January 22, 2021

10.4	Employment Agreement between the Company and Hilla Sferruzza *	Incorporated by reference to Exhibit 10.4 of Form 8-K dated January 22, 2021

10.5	Employment Agreement between the Company and Javier Feliciano *	Incorporated by reference to Exhibit 10.6 of Form 8-K dated January 22, 2021

10.6	Employment Agreement between the Company and Clinton Szubinski*	Incorporated by reference to Exhibit 10.1 of Form 8-K dated August 12, 2021

10.7	Employment Agreement between the Company and Malissia Clinton*	Incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended March 31, 2022

10.8	Meritage Homes Corporation 2015 Nonqualified Deferred Compensation Plan *	Incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarter ended June 30 2021

10.9	Meritage Homes Corporation Executive Severance Plan *	Incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended March 31, 2023

10.10	Amended and Restated Credit Agreement, dated as of June 13, 2014	Incorporated by reference to Exhibit 10.1 of Form 8-K dated June 13, 2014

10.10.1	First Amendment to Amended and Restated Credit Agreement	Incorporated by reference to Exhibit 10.1 of Form 8-K dated July 9, 2015

10.10.2	Second Amendment to Amended and Restated Credit Agreement	Incorporation by reference to Exhibit 10.1 of Form 8-K dated June 29, 2016

10.10.3	Third Amendment to Amended and Restated Credit Agreement	Incorporated by reference to Exhibit 10.1 of Form 8-K dated May 31, 2017

10.10.4	Fourth Amendment to Amended and Restated Credit Agreement	Incorporated by reference to Exhibit 10.1 to Form 8-K dated June 29, 2018

10.10.5	Fifth Amendment to Amended and Restated Credit Agreement	Incorporated by reference to Exhibit 10.1 to Form 8-K dated June 27, 2019

10.10.6	Sixth Amendment to Amended and Restated Credit Agreement	Incorporated by reference to Exhibit 10.1 to Form 8-K dated December 23, 2020

10.10.7	Seventh Amendment to Amended and Restated Credit Agreement	Incorporated by reference to Exhibit 10.1 to Form 8-K dated December 17, 2021

10.10.7	Eighth Amendment to Amended and Restated Credit Agreement	Incorporated by reference to Exhibit 10.1 of Form 8-K dated June 5, 2023

Exhibit Number	Description	Page or Method of Filing
10.11	Philippe Lord - Notice of Approved 2023 Compensation *	Incorporated by reference to Exhibit 10.1 of Form 8-K dated February 20, 2023

10.12	Hilla Sferruzza - Notice of Approved 2023 Compensation *	Incorporated by reference to Exhibit 10.2 of Form 8-K dated February 20, 2023

10.13	Clinton Szubinski - Notice of Approved 2023 Compensation *	Incorporated by reference to Exhibit 10.3 of Form 8-K dated February 20, 2023

10.14	Malissia Clinton - Notice of Approved 2023 Compensation *	Incorporated by reference to Exhibit 10.5 of Form 8-K dated February 20, 2023

10.15	Javier Feliciano - Notice of Approved 2023 Compensation *	Incorporated by reference to Exhibit 10.4 of Form 8-K dated February 20, 2023

10.16	Philippe Lord - Notice of Approved 2024 Compensation *	Incorporated by reference to Exhibit 10.2 of Form 8-K dated January 10, 2024

10.17	Hilla Sferruzza - Notice of Approved 2024 Compensation *	Incorporated by reference to Exhibit 10.3 of Form 8-K dated January 10, 2024

10.18	Clinton Szubinski - Notice of Approved 2024 Compensation *	Incorporated by reference to Exhibit 10.4 of Form 8-K dated January 10, 2024

10.19	Malissia Clinton - Notice of Approved 2024 Compensation *	Incorporated by reference to Exhibit 10.5 of Form 8-K dated January 10, 2024

10.20	Javier Feliciano - Notice of Approved 2024 Compensation *	Incorporated by reference to Exhibit 10.6 of Form 8-K dated January 10, 2024

10.21	Form of Indemnification Agreement *	Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2021

21	List of Subsidiaries	Incorporated by reference to Exhibit 21 to Form 10-K for the year ended December 31, 2022

22	List of Guarantor Subsidiaries	Incorporated by reference to Exhibit 22 to Form 10-K for the year ended December 31, 2022

23	Consent of Deloitte & Touche LLP	Filed herewith

24	Powers of Attorney	See Signature Page

31.1	Rule 13a-14(a)/15d-14(a) Certification of Phillippe Lord, Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Hilla Sferruzza, Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Furnished herewith

97	Clawback Policy	Filed herewith

101.0
The following financial statements from Meritage Homes Corporation Annual Report on Form 10-K for the year ended December 31, 2023, filed on February 14, 2024, formatted in Inline XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Income Statements, (iii) Consolidated Statements of Stockholders' Equity (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

104.0	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL.

*	Indicates a management contract or compensation plan.

Item 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of February 2024.

MERITAGE HOMES CORPORATION, a Maryland Corporation

By	/s/ PHILLIPPE LORD
Phillippe Lord Chief Executive Officer

By	/s/ HILLA SFERRUZZA
Hilla Sferruzza Executive Vice President and Chief Financial Officer

By	/s/ ALISON SASSER
Alison Sasser Senior Vice President and Chief Accounting Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Phillippe Lord and Hilla Sferruzza, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he or she might or could do in person hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ PHILLIPPE LORD	Chief Executive Officer, Director	February 14, 2024
Phillippe Lord

/s/ HILLA SFERRUZZA	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 14, 2024
Hilla Sferruzza

/s/ ALISON SASSER	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)	February 14, 2024
Alison Sasser

/s/ STEVEN J. HILTON	Executive Chairman	February 14, 2024
Steven J. Hilton

/s/ PETER L. AX	Director	February 14, 2024
Peter L. Ax

/s/ RAYMOND OPPEL	Director	February 14, 2024
Raymond Oppel

/s/ DANA BRADFORD	Director	February 14, 2024
Dana Bradford

/s/ MICHAEL R. ODELL	Director	February 14, 2024
Michael R. Odell

/s/ DEBORAH ANN HENRETTA	Director	February 14, 2024
Deborah Ann Henretta

/s/ JOSEPH KEOUGH	Director	February 14, 2024
Joseph Keough

/s/ P. KELLY MOONEY	Director	February 14, 2024
P. Kelly Mooney

/s/ LOUIS E. CALDERA	Director	February 14, 2024
Louis E. Caldera

/s/ DENNIS ARRIOLA	Director	February 14, 2024
Dennis Arriola