Form 10-Q
period 2024-03-31
Meritage Homes CORP
filed 2024-04-26
CIK 833079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by a checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Common shares outstanding as of April 22, 2024: 36,319,014

MERITAGE HOMES CORPORATION
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$905,298	$921,227
Other receivables	243,322	266,972
Real estate	4,914,512	4,721,291
Deposits on real estate under option or contract	122,813	111,364
Investments in unconsolidated entities	18,743	17,170
Property and equipment, net	47,868	48,953
Deferred tax assets, net	47,000	47,573
Prepaids, other assets and goodwill	189,749	218,584
Total assets	$6,489,305	$6,353,134
Liabilities
Accounts payable	$306,150	$271,650
Accrued liabilities	418,216	424,764
Home sale deposits	42,796	36,605
Loans payable and other borrowings	6,604	13,526
Senior notes, net	994,966	994,689
Total liabilities	1,768,732	1,741,234
Stockholders’ Equity
Preferred stock, par value $0.01. Authorized 10,000,000 shares; none issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock, par value $0.01. Authorized 125,000,000 shares; 36,319,014 and 36,425,037 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	363	364
Additional paid-in capital	240,852	290,955
Retained earnings	4,479,358	4,320,581
Total stockholders’ equity	4,720,573	4,611,900
Total liabilities and stockholders’ equity	$6,489,305	$6,353,134
See accompanying notes to unaudited consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2024	2023
Homebuilding:
Home closing revenue	$1,466,096	$1,261,923
Land closing revenue	2,305	17,385
Total closing revenue	1,468,401	1,279,308
Cost of home closings	(1,088,138)	(979,462)
Cost of land closings	(2,298)	(15,945)
Total cost of closings	(1,090,436)	(995,407)
Home closing gross profit	377,958	282,461
Land closing gross profit	7	1,440
Total closing gross profit	377,965	283,901
Financial Services:
Revenue	6,353	5,731
Expense	(3,003)	(3,067)
(Loss)/earnings from financial services unconsolidated entities and other, net	(4,040)	259
Financial services (loss)/profit	(690)	2,923
Commissions and other sales costs	(101,550)	(82,846)
General and administrative expenses	(50,732)	(47,519)
Interest expense	—	—
Other income, net	9,022	8,844
Earnings before income taxes	234,015	165,303
Provision for income taxes	(47,999)	(34,002)
Net earnings	$186,016	$131,301
Earnings per common share:
Basic	$5.12	$3.58
Diluted	$5.06	$3.54
Weighted average number of shares:
Basic	36,311	36,664
Diluted	36,779	37,121

See accompanying notes to unaudited consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net earnings	$186,016	$131,301
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	6,038	5,208
Stock-based compensation	6,114	6,225
Equity in earnings from unconsolidated entities	(972)	(1,346)
Distributions of earnings from unconsolidated entities	985	1,776
Other	1,001	928
Changes in assets and liabilities:
(Increase)/decrease in real estate	(193,431)	2,999
(Increase)/decrease in deposits on real estate under option or contract	(11,449)	10,886
Decrease/(increase) in other receivables, prepaids and other assets	53,769	(11,749)
Increase/(decrease) in accounts payable and accrued liabilities	27,668	(31,687)
Increase in home sale deposits	6,191	9,931
Net cash provided by operating activities	81,930	124,472
Cash flows from investing activities:
Investments in unconsolidated entities	(1,586)	—
Distributions of capital from unconsolidated entities	—	43
Purchases of property and equipment	(6,258)	(8,899)
Proceeds from sales of property and equipment	79	128
Net cash used in investing activities	(7,765)	(8,728)
Cash flows from financing activities:
Repayment of loans payable and other borrowings	(6,922)	(168)
Dividends paid	(27,239)	(9,927)
Repurchase of shares	(55,933)	(10,000)
Net cash used in financing activities	(90,094)	(20,095)
Net (decrease)/increase in cash and cash equivalents	(15,929)	95,649
Cash and cash equivalents, beginning of period	921,227	861,561
Cash and cash equivalents, end of period	$905,298	$957,210
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
We commenced our homebuilding operations in 1985 through our predecessor company, Monterey Homes. Meritage Homes Corporation was incorporated in the state of Maryland in 1988 under the name of Emerald Mortgage Investments Corporation. We changed our name to Homeplex Mortgage Investments Corporation in 1990 and merged with Monterey Homes in 1996, at which time our name was changed to Monterey Homes Corporation and later ultimately to Meritage Homes Corporation. Since that time, we have engaged in homebuilding and related activities. Meritage Homes Corporation operates as a holding company and has no independent assets or operations. Our homebuilding construction, development and sales activities are conducted through our subsidiaries. Our homebuilding activities are conducted under the name of Meritage Homes in each of our homebuilding markets. At March 31, 2024, we were actively selling homes in 275 communities, with base prices ranging from approximately $203,000 to $1,074,000.
Basis of Presentation. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023. The unaudited consolidated financial statements include the accounts of Meritage Homes and those of our consolidated subsidiaries, partnerships and other entities in which we have a controlling financial interest, and of variable interest entities (see Note 3) in which we are deemed the primary beneficiary (collectively, “us”, “we”, “our” and “the Company”). Intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of our results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for the full fiscal year.
Cash and Cash Equivalents. Liquid investments with an initial maturity of three months or less are classified as cash equivalents. Amounts in transit from title companies or closing agents for home closings of approximately $85.3 million and $95.7 million are included in Cash and cash equivalents at March 31, 2024 and December 31, 2023, respectively.
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
Deposits. Deposits paid related to land option and purchase contracts are recorded and classified as Deposits on real estate under option or contract until the related land is purchased. Deposits are reclassified as a component of Real estate at the time the deposit is used to offset the acquisition price of the land based on the terms of the underlying agreements. To the extent they are non-refundable, deposits are expensed to Cost of home closings if the land acquisition is terminated or no longer considered probable. Since our acquisition contracts typically do not require specific performance, we do not consider such contracts to be contractual obligations to purchase the land and our total exposure under such contracts is limited to the loss of any non-refundable deposits and any related capitalized costs. Our Deposits on real estate under option or contract were $122.8 million and $111.4 million as of March 31, 2024 and December 31, 2023, respectively. See Note 3 for additional information related to Deposits on real estate under option or contract.
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
The table below outlines our ROU assets and lease liabilities (in thousands):

	As of
	March 31, 2024	December 31, 2023
ROU assets	$49,376	$51,275
Lease liabilities	52,104	54,040
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
The table below outlines our surety bond and letter of credit obligations (in thousands):

	As of
	March 31, 2024		December 31, 2023
	Outstanding	Estimated work remaining to complete	Outstanding	Estimated work remaining to complete
Sureties:
Sureties related to owned projects and lots under contract	$994,786	$739,261	$975,979	$712,421
Total Sureties	$994,786	$739,261	$975,979	$712,421
Letters of Credit (“LOCs”):
LOCs for land development	64,701	N/A	56,251	N/A
LOCs for general corporate operations	5,000	N/A	5,000	N/A
Total LOCs	$69,701	N/A	$61,251	N/A

Accrued Liabilities. Accrued liabilities at March 31, 2024 and December 31, 2023 consisted of the following (in thousands):

	As of
	March 31, 2024	December 31, 2023
Accruals related to real estate development and construction activities	$150,229	$137,489
Payroll and other benefits	66,328	140,734
Accrued interest	18,276	6,331
Accrued taxes	72,678	25,569
Warranty reserves	36,364	37,360
Lease liabilities	52,104	54,040
Other accruals	22,237	23,241
Total	$418,216	$424,764

Warranty Reserves. We provide home purchasers with limited warranties against certain building defects and we have certain obligations related to those post-construction warranties for closed homes. The specific terms and conditions of these limited warranties vary by state, but overall the nature of the warranties include a complete workmanship and materials warranty for the first year after the close of the home, a major mechanical warranty for two years after the close of the home and a structural warranty that typically extends up to 10 years after the close of the home. With the assistance of an actuary, we have estimated these reserves for the structural warranty based on the number of homes still under warranty and historical data and trends for our geographies. We may use industry data with respect to similar product types and geographic areas in markets where our experience is incomplete to draw a meaningful conclusion. We regularly review our warranty reserves and adjust them, as necessary, to reflect changes in trends as information becomes available. Based on such reviews of warranty costs incurred, we did not adjust the warranty reserve balance in the three months ended March 31, 2024 or 2023. Included in the warranty reserve balances at March 31, 2024 and December 31, 2023 are case-specific reserves for warranty matters, as discussed in Note 15.
A summary of changes in our warranty reserves follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Balance, beginning of period	$37,360	$35,575
Additions to reserve from new home deliveries	4,833	4,406
Warranty claims	(5,829)	(2,918)
Adjustments to pre-existing reserves	—	—
Balance, end of period	$36,364	$37,063

Warranty reserves are included in Accrued liabilities on the accompanying unaudited consolidated balance sheets, and additions and adjustments to the reserves are included in Cost of home closings on the accompanying unaudited consolidated income statements. These reserves are intended to cover costs associated with our contractual and statutory warranty obligations, which include, among other items, claims involving defective workmanship and materials. We believe that our total reserves, coupled with our contractual relationships and rights with our trades and the insurance we and our trades maintain, are sufficient to cover our general warranty obligations. However, unanticipated changes in regulatory, legislative, weather, environmental or other conditions could have an impact on our actual warranty costs, and future costs could differ significantly from our estimates.
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
Home closing and land closing revenue expected to be recognized in any future year related to remaining performance obligations (if any) and the associated contract liabilities expected to be recognized as revenue, excluding revenue pertaining to contracts that have an original expected duration of one year or less, is not material. Revenue from financial services includes estimated future insurance policy renewal commissions as our performance obligations are satisfied upon issuance of the initial policy with a third party broker. The related contract assets for these estimated future renewal commissions are not material at March 31, 2024 and December 31, 2023. Our three sources of revenue are disaggregated by type on the accompanying unaudited consolidated income statements.

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

NOTE 2 — REAL ESTATE AND CAPITALIZED INTEREST
Real estate consists of the following (in thousands):

	As of
	March 31, 2024	December 31, 2023
Homes under contract under construction (1)	$858,943	$704,206
Unsold homes, completed and under construction (1)	1,304,633	1,260,855
Model homes (1)	118,958	118,252
Finished home sites and home sites under development (2)	2,631,978	2,637,978
Total	$4,914,512	$4,721,291

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

	Three Months Ended March 31,
	2024	2023
Capitalized interest, beginning of period	$54,516	$60,169
Interest incurred	12,925	15,030
Interest expensed	—	—
Interest amortized to cost of home and land closings	(13,214)	(12,747)
Capitalized interest, end of period	$54,227	$62,452

NOTE 3 — VARIABLE INTEREST ENTITIES AND CONSOLIDATED REAL ESTATE NOT OWNED
We enter into purchase and option agreements for land or lots as part of the normal course of business. These purchase and option agreements enable us to acquire properties at one or multiple future dates at pre-determined prices. We believe these acquisition structures allow us to better leverage our balance sheet and reduce our financial risk associated with land acquisitions. In accordance with ASC 810, Consolidation, we evaluate all purchase and option agreements for land to determine whether they are a variable interest entity ("VIE"), and if so, whether we are the primary beneficiary. Although we do not have legal title to the underlying land, if we are the primary beneficiary we are required to consolidate the VIE in our financial statements and reflect its assets and liabilities as Real estate not owned and Liabilities related to real estate not owned, respectively. We determined that as of March 31, 2024 and December 31, 2023 we were not the primary beneficiary of any VIEs from which we have acquired rights to land or lots under option contracts.
The table below presents a summary of our lots under option at March 31, 2024 (dollars in thousands):

	Projected Number of Lots	Purchase Price	Option/ Earnest Money Deposits–Cash
Purchase and option contracts recorded on balance sheet as Real estate not owned	—	$—	$—
Option contracts — non-refundable deposits, committed (1)	7,587	549,462	59,028
Purchase contracts — non-refundable deposits, committed (1)	10,744	334,865	46,683
Purchase and option contracts —refundable deposits, committed	2,322	158,049	1,715
Total committed	20,653	1,042,376	107,426
Purchase and option contracts — refundable deposits, uncommitted (2)	34,722	1,513,780	15,387
Total lots under contract or option	55,375	$2,556,156	$122,813
Total purchase and option contracts not recorded on balance sheet (3)	55,375	$2,556,156	$122,813	(4)

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
(4)Amount is reflected on the accompanying unaudited consolidated balance sheets in Deposits on real estate under option or contract as of March 31, 2024.
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

NOTE 4 - INVESTMENTS IN UNCONSOLIDATED ENTITIES
We may enter into joint ventures as a means of accessing larger parcels of land, expanding our market opportunities, managing our risk profile, optimizing deal structure for the impacted parties and leveraging our capital. While purchasing land through a joint venture can be beneficial, currently we do not view joint ventures as critical to the success of our homebuilding operations. Our joint venture partners generally are other homebuilders, land sellers or other real estate investors. We generally do not have a controlling interest in these ventures, which means our joint venture partners could cause the venture to take actions we disagree with or fail to take actions we believe should be undertaken, including the sale of the underlying property to repay debt or recoup all or part of the partners' investments. Based on the structure of these joint ventures, they may or may not be consolidated into our results. As of March 31, 2024, we had two active equity-method land joint ventures and one mortgage joint venture, which is engaged in mortgage activities and primarily provides mortgage services to our homebuyers.

Summarized condensed combined financial information related to unconsolidated joint ventures that are accounted for using the equity method was as follows (in thousands):

	As of
	March 31, 2024	December 31, 2023
Assets:
Cash	$3,632	$3,546
Real estate	31,346	28,395
Other assets	6,407	6,514
Total assets	$41,385	$38,455
Liabilities and equity:
Accounts payable and other liabilities	$6,549	$6,537
Equity of:
Meritage (1)	17,995	16,279
Other	16,841	15,639
Total liabilities and equity	$41,385	$38,455

	Three Months Ended March 31,
	2024	2023
Revenue	$10,590	$9,516
Costs and expenses	(9,137)	(8,351)
Pre-tax earnings of unconsolidated entities	$1,453	$1,165
Meritage’s share of pre-tax earnings (1) (2)	$972	$1,346

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
(2)Our share of pre-tax earnings/(loss) from our mortgage joint venture is recorded in (Loss)/earnings from financial services unconsolidated entities and other, net on the accompanying unaudited consolidated income statements. Our share of pre-tax earnings/(loss) from all other joint ventures is recorded in Other income, net on the accompanying unaudited consolidated income statements and excludes joint venture profit related to lots we purchased from the joint ventures, if any. Such profit is deferred until homes are delivered by us and title passes to a homebuyer.

NOTE 5 — LOANS PAYABLE AND OTHER BORROWINGS
Loans payable and other borrowings consist of the following (in thousands):

	As of
	March 31, 2024	December 31, 2023
Other borrowings, secured real estate notes payable (1)	$6,604	$13,526
$835.0 million unsecured revolving credit facility	—	—
Total	$6,604	$13,526
(1)Reflects balance of non-recourse notes payable in connection with land purchases.

The Company entered into an amended and restated unsecured revolving credit facility agreement ("Credit Facility") in 2014 that has been amended from time to time. In June 2023, the Credit Facility was amended to increase the facility size to

$835.0 million, extend the maturity date to June 2, 2028, amend the accordion feature to permit the facility to increase by up to fifty percent of the facility size, increase the letter of credit sublimit up to the maximum size of the facility, eliminate the liquidity and interest coverage covenant and adjust certain covenant basket amounts. The Credit Facility's aggregate commitment is $835.0 million with an accordion feature permitting the size of the facility to increase to a maximum of $1.3 billion, subject to certain conditions, including the availability of additional bank commitments. Borrowings under the Credit Facility bear interest at the Company's option, at either (1) term SOFR (based on 1, 3, or 6 month interest periods, as selected by the Company) plus a 10 basis point adjustment plus an applicable margin (ranging from 125 basis points to 175 basis points (the "applicable margin")) based on the Company's leverage ratio as determined in accordance with a pricing grid, (2) the higher of (i) the prime lending rate ("Prime"), (ii) an overnight bank rate plus 50 basis points and (iii) term SOFR (based on a 1 month interest period) plus a 10 basis point adjustment plus 1%, in each case plus a margin ranging from 25 basis points to 75 basis points based on the Company's leverage in accordance with a pricing grid, or (3) daily simple SOFR plus a 10 basis point adjustment plus the applicable margin. At March 31, 2024, the interest rate on outstanding borrowings under the Credit Facility would have been 6.68% per annum, calculated in accordance with option (1) noted above and using the 1-month term SOFR. We are obligated to pay a fee on the undrawn portion of the Credit Facility at a rate determined by a tiered fee matrix based on our leverage ratio.
The Credit Facility also contains certain financial covenants, including (a) a minimum tangible net worth requirement of $2.8 billion (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings), and (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 60%. We were in compliance with all Credit Facility covenants as of March 31, 2024.
We had no outstanding borrowings under the Credit Facility as of March 31, 2024 and December 31, 2023. There were no borrowings or repayments under the Credit Facility during the three months ended March 31, 2024 and 2023. As of March 31, 2024, we had outstanding letters of credit issued under the Credit Facility totaling $69.7 million, leaving $765.3 million available under the Credit Facility to be drawn.

NOTE 6 — SENIOR NOTES, NET
Senior notes, net consist of the following (in thousands):

	As of
	March 31, 2024	December 31, 2023
6.00% senior notes due 2025. At March 31, 2024 and December 31, 2023 there was approximately $818 and $994 in net unamortized premium, respectively.	$250,818	$250,994
5.125% senior notes due 2027	300,000	300,000
3.875% senior notes due 2029	450,000	450,000
Net debt issuance costs	(5,852)	(6,305)
Total	$994,966	$994,689
The indentures for all of our senior notes contain non-financial covenants including, among others, limitations on the amount of secured debt we may incur, and limitations on sale and leaseback transactions and mergers. We were in compliance with all such covenants as of March 31, 2024.
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
Financial Instruments: The fair value of our fixed-rate debt is derived from quoted market prices by independent dealers (Level 2 inputs as per the discussion above) and is as follows (in thousands):

	As of
	March 31, 2024		December 31, 2023
	Aggregate Principal	Estimated Fair Value	Aggregate Principal	Estimated Fair Value
6.00% senior notes due 2025	$250,000	$249,075	$250,000	$249,375
5.125% senior notes due 2027	$300,000	$294,750	$300,000	$295,500
3.875% senior notes due 2029	$450,000	$410,625	$450,000	$411,750
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

NOTE 8 — EARNINGS PER SHARE
Basic and diluted earnings per common share were calculated as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2024	2023
Basic weighted average number of shares outstanding	36,311	36,664
Effect of dilutive securities:
Unvested restricted stock	468	457
Diluted average shares outstanding	36,779	37,121
Net earnings	$186,016	$131,301
Basic earnings per share	$5.12	$3.58
Diluted earnings per share	$5.06	$3.54

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

A summary of the carrying amount of goodwill follows (in thousands):

	West	Central	East	Financial Services	Corporate	Total
Balance at December 31, 2023	$—	$—	$32,962	$—	$—	$32,962
Additions	—	—	—	—	—	—
Balance at March 31, 2024	$—	$—	$32,962	$—	$—	$32,962

NOTE 10 — STOCKHOLDERS’ EQUITY
A summary of changes in stockholders’ equity is presented below (in thousands):

	Three Months Ended March 31, 2024
	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2023	36,425	$364	$290,955	$4,320,581	$4,611,900
Net earnings	—	—	—	186,016	186,016
Stock-based compensation expense	—	—	6,114	—	6,114
Issuance of stock	256	3	(3)	—	—
Dividends declared	—	—	—	(27,239)	(27,239)
Repurchase of shares	(362)	(4)	(56,214)	—	(56,218)
Balance at March 31, 2024	36,319	$363	$240,852	$4,479,358	$4,720,573

	Three Months Ended March 31, 2023
	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2022	36,571	$366	$327,878	$3,621,367	$3,949,611
Net earnings	—	—	—	131,301	131,301
Stock-based compensation expense	—	—	6,225	—	6,225
Issuance of stock	287	3	(3)	—	—
Dividends declared	—	—	—	(9,927)	(9,927)
Repurchase of shares	(93)	(1)	(9,999)	—	(10,000)
Balance at March 31, 2023	36,765	$368	$324,101	$3,742,741	$4,067,210
During the three months ended March 31, 2024 and 2023, our Board of Directors approved, and we paid, a quarterly cash dividend on common stock of $0.75 and $0.27 per share, respectively. During the three months ended March 31, 2024 and 2023, we reflected the applicable excise tax on share repurchases in Additional paid-in capital as part of the cost basis of the stock repurchased and recorded a corresponding liability in Accrued liabilities on the accompanying unaudited consolidated balance sheets.

NOTE 11 — STOCK BASED AND DEFERRED COMPENSATION

We have a stock compensation plan, the Meritage Homes Corporation 2018 Stock Incentive Plan (the “2018 Plan"), that was approved by our Board of Directors and our stockholders and adopted in May 2018. In May 2023, the Board of Directors and stockholders approved an amendment to the 2018 Plan to increase the number of shares available for issuance by 800,000. The 2018 Plan is administered by our Board of Directors and allows for the grant of stock appreciation rights, restricted stock awards, restricted stock units, performance share awards and performance-based awards in addition to non-qualified and incentive stock options. All available shares from expired, terminated, or forfeited awards that remained under prior plans were merged into and became available for grant under the 2018 Plan. The 2018 Plan authorizes awards to officers, key employees, non-employee directors and consultants. The 2018 Plan authorizes 7,400,000 shares of stock to be awarded, of which 1,146,248 shares remain available for grant at March 31, 2024. We believe that such awards provide a means of long-term compensation to attract and retain qualified employees and better align the interests of our employees with those of our stockholders. Non-vested stock awards are usually granted with a five-year ratable vesting period for employees, a three-year cliff vesting for both restricted stock and performance-based awards granted to senior executive officers and either a three-year cliff vesting or one-year vesting for non-employee directors, dependent on their start date.
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

	Three Months Ended March 31,
	2024	2023
Stock-based compensation expense	$6,114	$6,225
Non-vested shares granted	140,665	178,312
Performance-based non-vested shares granted	37,698	42,964
Performance-based shares issued in excess of target shares granted (1)	15,978	26,167
Restricted stock awards vested (includes performance-based awards)	240,418	287,171
(1)Performance-based shares that vested and were issued as a result of performance achievement exceeding the originally established targeted number of shares related to respective performance metrics.
The following table includes additional information regarding our stock compensation plan (dollars in thousands):

	As of
	March 31, 2024	December 31, 2023
Unrecognized stock-based compensation cost	$42,833	$27,791
Weighted average years expense recognition period	2.25	1.94
Total equity awards outstanding (1)	641,004	703,415
(1)Includes unvested restricted stock units and performance-based awards (assuming 100%/target payout).
We also offer a non-qualified deferred compensation plan ("deferred compensation plan") to highly compensated employees in order to allow them additional pre-tax income deferrals above and beyond the limits that qualified plans, such as 401(k) plans, impose on highly compensated employees. We do not currently offer a contribution match on the deferred compensation plan. All contributions to the plan to date have been funded by the employees and, therefore, we have no associated expense related to the deferred compensation plan for the three months ended March 31, 2024 or 2023, other than minor administrative costs.

NOTE 12 — INCOME TAXES
Components of the provision for income taxes are as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Federal	$38,122	$26,440
State	9,877	7,562
Total	$47,999	$34,002

The effective tax rate for the three months ended March 31, 2024 and 2023 was 20.5% and 20.6%, respectively. The lower tax rate for the three months ended March 31, 2024 reflects the increased §45L energy-efficient homes federal tax credit on qualifying homes under the Internal Revenue Code ("IRC") enacted in the Inflation Reduction Act ("IRA") in August 2022.
At March 31, 2024 and December 31, 2023, we have no unrecognized tax benefits. We believe our current income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change. Our policy is to accrue interest and penalties on unrecognized tax benefits and include them in the provision for income taxes.
We determine our deferred tax assets and liabilities in accordance with ASC 740, Income Taxes. We evaluate our deferred tax assets, including the benefit from net operating losses ("NOLs"), by jurisdiction to determine if a valuation allowance is required. This evaluation considers, among other matters, the nature, frequency and severity of cumulative losses, forecasts of future profitability, the length of statutory carry forward periods, experiences with operating losses and experiences of utilizing tax credit carry forwards and tax planning alternatives. We have no NOLs or credit carryovers, and determined that no valuation allowance on our deferred tax assets is necessary at March 31, 2024.

At March 31, 2024, we have $58.9 million in income taxes payable and no income taxes receivable. The income taxes payable primarily consists of current federal and state tax accruals, net of current energy tax credits and estimated tax payments and is recorded in Accrued liabilities on the accompanying unaudited consolidated balance sheets at March 31, 2024. We conduct business and are subject to tax in the U.S. both federally and in several states. With few exceptions, we are no longer subject to U.S. federal, state, or local income tax examinations by taxing authorities for years prior to 2019. We have no state income tax examinations being conducted at this time.

NOTE 13 — SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
The following table presents certain supplemental cash flow information (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash paid during the year for:
Interest, net of interest capitalized	$(12,754)	$(14,706)
Income taxes paid	$78	$1
Non-cash operating activities:
Real estate acquired through notes payable	$—	$—

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
The following segment information is in thousands:

	Three Months Ended March 31,
	2024	2023
Homebuilding revenue (1):
West	$515,632	$434,137
Central	427,565	425,450
East	525,204	419,721
Consolidated total	$1,468,401	$1,279,308
Homebuilding segment operating income:
West	$71,264	$38,809
Central	73,103	65,291
East	94,277	60,876
Total homebuilding segment operating income	238,644	164,976
Financial services segment (loss)/profit	(690)	2,923
Corporate and unallocated costs (2)	(12,961)	(11,440)
Interest expense	—	—
Other income, net	9,022	8,844
Earnings before income taxes	$234,015	$165,303

(1)Homebuilding revenue includes the following land closing revenue, by segment:

	Three Months Ended March 31,
	2024	2023
Land closing revenue:
West	$—	$16,815
Central	—	570
East	2,305	—
Total	$2,305	$17,385
(2)Balance consists primarily of corporate costs and shared service functions such as finance and treasury that are not allocated to the homebuilding or financial services reporting segments.

	At March 31, 2024
	West		Central		East		Financial Services	Corporate and Unallocated		Total
Deposits on real estate under option or contract	$19,728		$11,758		$91,327		$—	$—		$122,813
Real estate	1,754,805		1,296,459		1,863,248		—	—		4,914,512
Investments in unconsolidated entities	—		2,813		14,996		—	934		18,743
Other assets	55,572	(1)	266,400	(2)	105,453	(3)	2,767	1,003,045	(4)	1,433,237
Total assets	$1,830,105		$1,577,430		$2,075,024		$2,767	$1,003,979		$6,489,305

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
(4)Balance consists primarily of cash and cash equivalents, deferred tax assets, net and prepaids and other assets.

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
(4)Balance consists primarily of cash and cash equivalents, deferred tax assets, net and prepaids and other assets.

NOTE 15 — COMMITMENTS AND CONTINGENCIES
We are involved in various routine legal and regulatory proceedings, including, without limitation, claims and litigation alleging construction defects. In general, the proceedings are incidental to our business, and most exposure is subject to and should be covered by warranty and indemnity obligations of our consultants and subcontractors. Additionally, some such claims are also covered by insurance. With respect to the majority of pending litigation matters, our ultimate legal and financial responsibility, if any, cannot be estimated with certainty and, in most cases, any potential material losses related to these matters are not considered probable. Historically, most disputes regarding warranty claims are resolved prior to litigation. We believe there are no pending legal or warranty matters as of March 31, 2024 that could have a material adverse impact upon our consolidated financial condition, results of operations or cash flows that have not been sufficiently reserved.

As discussed in Note 1 under the heading “Warranty Reserves”, we have case specific reserves within our $36.4 million of total warranty reserves related to alleged stucco defects in certain homes we constructed predominantly between 2006 and 2017 and HVAC condensation issues in limited geographies for homes constructed and delivered in 2021 and the first half of 2022. Our review and management of these matters is ongoing and our estimate of and reserves for resolving them is based on internal data, historical experience, our judgment and various assumptions and estimates. Due to the degree of judgment and the potential for variability in our underlying assumptions and data, as we obtain additional information, we may revise our estimate and thus our related reserves. As of March 31, 2024, after considering potential recoveries from the consultants and contractors involved and their insurers and the potential recovery under our general liability insurance policies, we believe our reserves are sufficient to cover the above mentioned matter. See Note 1 for information related to our warranty obligations.

Special Note of Caution Regarding Forward-Looking Statement
In passing the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Congress encouraged public companies to make “forward-looking statements” by creating a safe-harbor to protect companies from securities law liability in connection with forward-looking statements. We intend to qualify both our written and oral forward-looking statements for protection under the PSLRA.
The words “believe,” “expect,” “anticipate,” “forecast,” “plan,” “intend,” “may,” “will,” “should,” “could,” “estimate,” "target," and “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. All statements we make other than statements of historical fact are forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Forward-looking statements in this Annual Report include statements concerning our belief that we have ample liquidity; our goals, strategies and strategic initiatives including our all-spec strategy and the anticipated benefits relating thereto; our intentions and the expected benefits and advantages of our product and land positioning strategies, including with respect to our focus on the first-time and first move-up home buyer and housing demand for affordable homes; the benefits of and our intentions to use options to acquire land; our positions and our expected outcome relating to litigation and regulatory proceedings in general; our intentions to pay quarterly dividends; the sustainability of our tax positions; that we may repurchase our debt and equity securities; our non-use of derivative financial instruments; expectations regarding our industry and our business for the remainder of 2024 and beyond; the demand for and the pricing of our homes; our land and lot acquisition strategy (including that we will redeploy cash to acquire well-positioned finished lots and that we may participate in joint ventures or opportunities outside of our existing markets if opportunities arise and the benefits relating thereto); that we may expand into new markets; the availability of labor and materials for our operations; that we may seek additional debt or equity capital; our expectation that existing guarantees, letters of credit and performance and surety bonds will not be drawn on; the sufficiency of our insurance coverage and legal and warranty reserves; the outcome of pending litigation; the sources and sufficiency of our capital resources to support our business strategy; the sufficiency of our land pipeline; the impact of new accounting standards and changes in accounting estimates; trends and expectations concerning future demand for homes, home construction cycle times, sales prices, sales orders, cancellations, construction and materials costs and availability, general and administrative costs, gross margins, land costs, inflation, community counts and profitability and future home supply and inventories; our future cash needs and sources, and the impact of seasonality.

Important factors that could cause actual results to differ materially from those in forward-looking statements, and that could negatively affect our business include, but are not limited to, the following: increases in interest rates or decreases in mortgage availability, and the cost and use of rate locks and buy-downs; inflation in the cost of materials used to develop communities and construct homes; cancellation rates; supply chain and labor constraints; the ability of our potential buyers to sell their existing homes; our ability to acquire and develop lots may be negatively impacted if we are unable to obtain performance and surety bonds; the adverse effect of slow absorption rates; legislation related to tariffs; impairments of our real estate inventory; competition; home warranty and construction defect claims; failures in health and safety performance; fluctuations in quarterly operating results; our level of indebtedness; our ability to obtain financing if our credit ratings are downgraded; our exposure to and impacts from natural disasters or severe weather conditions; the availability and cost of finished lots and undeveloped land; the success of our strategy to offer and market entry-level and first move-up homes; a change to the feasibility of projects under option or contract that could result in the write-down or write-off of earnest money or option deposits; our limited geographic diversification; shortages in the availability and cost of subcontract labor; the replication of our energy-efficient technologies by our competitors; our exposure to information technology failures and security breaches and the impact thereof; the loss of key personnel; changes in tax laws that adversely impact us or our homebuyers; our inability to prevail on contested tax positions; failure of our employees and representatives to comply with laws and regulations; our compliance with government regulations; liabilities or restrictions resulting from regulations applicable to our financial services operations; negative publicity that affects our reputation; potential disruptions to our business by an epidemic or pandemic, and measures that federal, state and local governments and/or health authorities implement to address it; and other factors identified in documents filed by the Company with the Securities and Exchange Commission, including those set forth in our Form 10-K for the year ended December 31, 2023 under the caption "Risk Factors."
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
Overview and Outlook

Demand for new homes was strong in the first quarter of 2024, as the Millennial, Gen Z and move-down Baby Boomer generations are experiencing life events that necessitate a dwelling change while there continues to be a shortage of existing housing supply. Our spec building strategy and streamlined operations provide us with appropriate levels of available inventory to capitalize on this strong housing demand by providing a quick move-in opportunity, the most desirable characteristic for our potential customers. Combined with financing and other incentives offered in our commitment to affordability, we believe our homes provide an attractive opportunity for homeownership.
We believe that the execution of our strategy has, and will continue to, drive strong performance of the key financial measures of home closing volume, home closing gross margin, selling, general and administrative cost control, balance sheet management and long-term community count growth. Supply chain disruptions that impacted production costs and cycle times in the homebuilding industry as a whole over the last several years began to ease in 2023, and while both are still elevated, we have experienced significant year-over-year improvements in the first quarter of 2024 as compared to 2023.
Summary Company Results
Home closing revenue of $1.5 billion on 3,507 home closings in the three months ended March 31, 2024 was up from $1.3 billion on 2,897 homes in the three months ended March 31, 2023. The 16.2% increase in home closing revenue year-over-year was driven by the 21.1% higher volume, offset by average sales price ("ASP") on closings which was down 4.0% due to product mix shift. Home closing gross margin in the three months ended March 31, 2024 improved 340 basis points to 25.8%, for home closing gross profit of $378.0 million compared to home closing gross margin and profit of 22.4% and $282.5 million, respectively, in the three months ended March 31, 2023. The margin improvement is due to lower direct costs and shorter construction cycle times, reduced utilization of interest rate lock incentives and leverage of higher home closing revenue on overhead costs, which were partially offset by higher lot costs. Financial services loss of $0.7 million in the three months ended March 31, 2024, as compared to profit of $2.9 million in 2023, reflects $5.8 million of charges taken for unused prepaid interest rate forward commitments that expired during the period, compared to $1.9 million of similar charges in the three months ended March 31, 2023. Commissions and other sales costs of $101.6 million increased $18.7 million due to higher commissions resulting from higher home closing revenue combined with higher commission rates paid to external brokers. General and administrative expenses of $50.7 million in the three months ended March 31, 2024 increased $3.2 million due to higher headcount and operating lease costs for new office spaces, as well as increased investment in technology. Earnings before income taxes for the three months ended March 31, 2024 of $234.0 million increased $68.7 million year over year from $165.3 million in 2023. The effective income tax rate was 20.5% in the three months ended March 31, 2024, consistent with 20.6% in 2023. Both periods reflect the benefit from earned eligible energy tax credits on qualifying homes under the Inflation Reduction Act ("IRA"). The increase in year-over-year profitability resulted in net earnings of $186.0 million in the three months ended March 31, 2024 versus $131.3 million in the three months ended March 31, 2023.

We had our highest quarterly home orders in Company history of 3,991 in the three months ended March 31, 2024, 14.5% higher than the same period in 2023 despite a relatively flat average active community count, as strong demand led to a 16.7% increase in orders pace to 4.9 per month compared to 4.2 per month in 2023. Our cancellation rate of 8% improved significantly from 15% in the three months ended March 31, 2023 and is well below our historical average, indicating strong buyer sentiment and a faster order-to-close timeline. Home order value increased 8.2% year-over-year, to $1.6 billion in the three months ended March 31, 2024, versus $1.5 billion in the same period of 2023, due to the higher order volume which was offset by a 5.4% decrease in ASP on orders. We ended the first quarter of 2024 with 3,033 homes in backlog valued at $1.2 billion, down 22.7% and 29.5%, respectively, from March 31, 2023. The decrease in backlog units is due to a higher a backlog conversion rate in the first quarter of 2024 of 138%, compared to 87% in the first quarter of 2023. A higher percentage of spec homes sold later in the construction cycle contributed to the higher backlog conversion rate and resulted in an increased percentage of home orders that converted to closings within the same quarter.

We ended the first quarter of 2024 with 275 active communities, down slightly from 278 at March 31, 2023 and up sequentially from 270 at December 31, 2023. We purchased approximately 2,900 lots for $162.2 million, spent $268.2 million on land development and started construction on 4,142 homes during the three months ended March 31, 2024.
Company Positioning
We believe that the investments in our new communities designed for the first-time and first move-up homebuyer, our commitment to being an all-spec builder, and our offerings of energy-efficient products and automation in our entry-level homes create a differentiated strategy that has aided us in our growth in the highly competitive new home market.

Our focus on growing our community count and market share includes the following strategic initiatives:
•Delivering affordable homes on a shorter timeline through simplification of production processes and maintaining levels of spec inventory that are aligned with our strategy;
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
In addition to these strategic initiatives, we also remain committed to the following:
•Achieving or maintaining a top 5 market position in all of our markets;
•Maintaining and where possible, expanding, our home closing gross profit by growing closing volume, allowing us to better leverage our direct overhead;
•Carefully managing our liquidity and a strong balance sheet. We ended the first quarter of 2024 with a 17.5% debt-to-capital ratio and a 2.0% net debt-to-capital ratio;
•Balancing return of capital to our shareholders with internal growth goals, utilizing both share repurchases and dividend payments;
•Managing construction efficiencies and costs through national and regional vendor relationships with a focus on timely, quality construction and warranty management;
•Promoting a positive environment for our employees through our commitment to foster diversity, equity and inclusion and providing market-competitive benefits in order to develop and motivate our employees, minimize turnover and maximize recruitment efforts; and
•Targeting a strong yet sustainable orders pace through the use of our consumer and market research to ensure that we build homes that offer our buyers their desired features and amenities.

Critical Accounting Estimates
The critical accounting estimates that we deem to involve the most difficult, subjective or complex judgments include real estate valuation and cost of home closings, warranty reserves and valuation of deferred tax assets. There have been no significant changes to our critical accounting estimates during the three months ended March 31, 2024 compared to those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our 2023 Annual Report on Form 10-K.

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

Home Closing Revenue	Three Months Ended March 31,		Quarter over Quarter
	2024	2023	Change $	Change %
Total
Dollars	$1,466,096	$1,261,923	$204,173	16.2%
Homes closed	3,507	2,897	610	21.1%
Average sales price	$418.0	$435.6	$(17.6)	(4.0)%
West Region
Dollars	$515,632	$417,322	$98,310	23.6%
Homes closed	1,014	785	229	29.2%
Average sales price	$508.5	$531.6	$(23.1)	(4.3)%
Central Region - Texas
Dollars	$427,565	$424,880	$2,685	0.6%
Homes closed	1,167	1,048	119	11.4%
Average sales price	$366.4	$405.4	$(39.0)	(9.6)%
East Region
Dollars	$522,899	$419,721	$103,178	24.6%
Homes closed	1,326	1,064	262	24.6%
Average sales price	$394.3	$394.5	$(0.2)	(0.1)%

Home Orders (1)	Three Months Ended March 31,		Quarter over Quarter
	2024	2023	Change $	Change %

Total
Dollars	$1,631,195	$1,506,893	$124,302	8.2%
Homes ordered	3,991	3,487	504	14.5%
Average sales price	$408.7	$432.1	$(23.4)	(5.4)%
West Region
Dollars	$580,805	$635,936	$(55,131)	(8.7)%
Homes ordered	1,170	1,286	(116)	(9.0)%
Average sales price	$496.4	$494.5	$1.9	0.4%
Central Region - Texas
Dollars	$482,183	$420,521	$61,662	14.7%
Homes ordered	1,310	1,073	237	22.1%
Average sales price	$368.1	$391.9	$(23.8)	(6.1)%
East Region
Dollars	$568,207	$450,436	$117,771	26.1%
Homes ordered	1,511	1,128	383	34.0%
Average sales price	$376.0	$399.3	$(23.3)	(5.8)%
(1)Home orders for any period represent the aggregate sales price of all homes ordered, net of cancellations. We do not include orders contingent upon the sale of a customer’s existing home or a mortgage pre-approval as a sales contract until the contingency is removed.

Order Backlog (1)	At March 31,		Quarter over Quarter
	2024	2023	Change $	Change %
Total
Dollars	$1,244,257	$1,763,832	$(519,575)	(29.5)%
Homes in backlog	3,033	3,922	(889)	(22.7)%
Average sales price	$410.2	$449.7	$(39.5)	(8.8)%
West Region Totals
Dollars	$439,957	$676,135	$(236,178)	(34.9)%
Homes in backlog	902	1,373	(471)	(34.3)%
Average sales price	$487.8	$492.5	$(4.7)	(1.0)%
Central Region Totals
Dollars	$341,691	$419,822	$(78,131)	(18.6)%
Homes in backlog	911	988	(77)	(7.8)%
Average sales price	$375.1	$424.9	$(49.8)	(11.7)%
East Region Totals
Dollars	$462,609	$667,875	$(205,266)	(30.7)%
Homes in backlog	1,220	1,561	(341)	(21.8)%
Average sales price	$379.2	$427.9	$(48.7)	(11.4)%
(1)Our backlog represents net home orders that have not closed.

Active Communities	Three Months Ended March 31,
	2024		2023
	Ending	Average	Ending	Average
Total	275	272.5	278	274.5
West Region	83	80.5	96	95.0
Central Region	80	84.0	82	81.5
East Region	112	108.0	100	98.0

Cancellation Rates (1)	Three Months Ended March 31,
	2024	2023
Total	8%	15%
West Region	9%	13%
Central Region	9%	17%
East Region	8%	15%
(1)Cancellation rates are computed as the number of canceled units for the period divided by the gross sales units for the same period.

Operating Results

Companywide. In the three months ended March 31, 2024, we closed 3,507 closings valued at $1.5 billion, compared to 2,897 closings valued at $1.3 billion in the prior year. The 21.1% increase in home closing volume, driven by a record backlog conversion rate of 138%, led to a 16.2% improvement in home closing revenue. We had a partial offset to the volume growth from a 4.0% decrease in ASP on closings resulting primarily from product mix shift to more entry-level homes, which represented 88% of home closings in the three months ended March 31, 2024 versus 84% in the prior year period. Home orders of 3,991, our highest quarterly orders in Company history, were up 14.5% over 3,487 homes ordered in the three months ended March 31, 2023. Strong housing demand coupled with having the right amount of available inventory drove the orders growth even as our average active communities decreased slightly. The first quarter 2024 orders pace of 4.9 per month increased from 4.2 per month in the same period of 2023, benefiting from a historically low cancellation rate of 8% in the first quarter of 2024, a significant improvement over 15% in the same period of 2023. ASP on orders declined 5.4% due to geographic mix and a higher mix of entry-level homes, which constituted 91% of total orders in the three months ended March 31, 2024 compared to 87% in 2023. The lower ASP on orders was fully offset by higher order volume, resulting in an 8.2% increase in home order value of $1.6 billion for the quarter ended March 31, 2024. We ended the quarter with 3,033 homes in backlog valued at $1.2 billion, compared to 3,922 units valued at $1.8 billion at March 31, 2023, due to the improved backlog conversion rate in the first quarter of 2024 resulting from a higher percentage of spec homes being sold later in the construction cycle which resulted in an increased percentage of home orders that converted to closings within the same quarter.
West. The West Region generated $515.6 million in home closing revenue on 1,014 homes in the three months ended March 31, 2024, increasing from $417.3 million and 785 homes in the prior year period. The 29.2% increase in volume and 4.3% decrease in ASP on closings due to a higher percentage of entry-level homes led to a 23.6% increase in home closing revenue year over year. Home orders of 1,170 during the quarter ended March 31, 2024 decreased 9.0% from the prior year due entirely to a 15.3% decrease in average actively selling communities that was partially offset by a 6.7% increase in orders pace to 4.8 homes per month. The West Region entered the year with a lower community count but made progress replenishing it in the first quarter of 2024 by opening 15 new communities. Home order value of $580.8 million in the first quarter of 2024 decreased 8.7% from $635.9 million in 2023 due to the lower volume as ASP on orders held relatively steady. The West Region's cancellation rate of 9% in the three months ended March 31, 2024 improved from 13% in the prior year. The West Region ended the first quarter of 2024 with 902 homes in backlog valued at $440.0 million, down from 1,373 homes in backlog valued at $676.1 million at March 31, 2023, due to lower order volume and a 136% backlog conversion rate, up from 90% in the prior year.
Central. The Central Region, made up of our Texas markets, closed 1,167 homes during the three months ended March 31, 2024, up 11.4% from 1,048 homes in 2023. Home closing revenue of $427.6 million in the three months ended March 31, 2024 held relatively steady as the increase in volume was offset by a corresponding decrease in ASP on closings caused by a shift to a higher mix of entry-level product. A 3.1% increase in average actively selling communities coupled with an 18.2% increase in orders pace of 5.2 per month led to a 22.1% increase in home orders of 1,310 in the three months ended March 31, 2024, up from 1,073 in 2023. Home order value of $482.2 million in the three months ended March 31, 2024 was up 14.7% from the prior year, as the increase in volume more than offset a 6.1% decrease in ASP on orders due to product mix shift. The Central Region's cancellation rate of 9% was the Company's greatest improvement, down from 17% in 2023. The Central Region ended the quarter with 911 homes in backlog valued at $341.7 million, down 7.8% and 18.6%, respectively, largely due to a backlog conversion rate of 152% in the first quarter of 2024, compared to 109% in 2023.
East. During the quarter ended March 31, 2024, the East Region closed 1,326 homes for $522.9 million, compared to 1,064 closings and $419.7 million in home closing revenue in the comparable prior year period. The 24.6% improvement in home closing revenue was attributable entirely to the 24.6% increase in volume, as ASP on closings was consistent year over year. With 10.2% more average active communities combined with a 23.7% increase in orders pace to 4.7 per month, home orders increased 34.0% to 1,511 in the three months ended March 31, 2024 from 1,128 in the prior year period. A 5.8% lower ASP on orders due to a higher mix of entry-level homes, combined with the higher order volume, translated to a 26.1% increase in home order value of $568.2 million in the three months ended March 31, 2024, up from $450.4 million in the comparable prior year period. The East Region had a cancellation rate of 8% in the three months ended March 31, 2024, down from 15% in the first quarter of 2023. The East Region ended the first quarter of 2024 with 1,220 homes in backlog valued at $462.6 million, down 21.8% and 30.7%, respectively, from 1,561 homes valued at $667.9 million at March 31, 2023. The decrease in backlog units is due to a 128% backlog conversion rate in 2024, compared to 71% during the first quarter of 2023.

Land Closing Revenue and Gross Profit
From time to time, we may sell certain lots or land parcels to other homebuilders, developers or investors if we feel the sale will provide a greater economic benefit to us than continuing home construction or where we are looking to diversify our land positions in a specific geography or divest of assets that no longer align with our strategy. As a result of such sales, we recognized land closing revenue of $2.3 million and $17.4 million for the three months ended March 31, 2024 and 2023, respectively, and profit of $7,000 and $1.4 million for the three months ended March 31, 2024 and 2023, respectively.
Other Operating Information (dollars in thousands)

	Three Months Ended March 31,
	2024		2023
	Dollars	Percent of Home Closing Revenue	Dollars	Percent of Home Closing Revenue
Home Closing Gross Profit (1)
Total	$377,958	25.8%	$282,461	22.4%

West	$115,128	22.3%	$74,087	17.8%

Central	$116,620	27.3%	$105,710	24.9%

East	$146,210	28.0%	$102,664	24.5%

(1)Home closing gross profit represents home closing revenue less cost of home closings, including impairments, if any. Cost of home closings includes land and associated development costs, direct home construction costs, an allocation of common community costs (such as architectural, legal and zoning costs), interest, sales tax, impact fees, warranty, construction overhead and closing costs.
Companywide. Gross profit for the three months ended March 31, 2024 was $378.0 million with a home closing gross margin of 25.8%, a 340 basis point improvement from 22.4% in the three months ended March 31, 2023. The margin improvement was due to lower direct costs, reduced utilization of interest rate lock incentives, leverage of higher home closing revenue on overhead costs and shorter construction cycle times, all of which were partially offset by higher lot cost.
West. The West Region delivered a 450 basis point improvement in home closing gross margin of 22.3% for the three months ended March 31, 2024, up from 17.8% in the three months ended March 31, 2023. The West Region's home closing gross margin benefited from lower direct costs, reduced utilization of interest rate lock incentives, which were heavily utilized in early 2023 to address the challenging market conditions, and improved leverage of higher home closing revenue on overhead costs. The West Region's home closing gross margin for the three months ended March 31, 2024 was negatively impacted by higher lot costs.
Central. In the quarter ended March 31, 2024, the Central Region's home closing gross margin of 27.3% improved 240 basis points from 24.9% in the prior year quarter, due largely to improvements in direct costs while higher lot costs year-over-year negatively impacted home closing gross margin.
East. The East Region had the Company's highest home closing gross margin of 28.0% in the three months ended March 31, 2024, up 350 basis points from 24.5% for the comparable 2023 period. The East Region had the greatest reduction of interest rate lock incentive utilization in the three months ended March 31, 2024, which combined with lower direct costs and greater leverage of home closing revenue on overhead costs to offset the higher lot costs.

Financial Services (Loss)/Profit (in thousands)

	Three Months Ended March 31,
	2024	2023
Financial services (loss)/profit	$(690)	$2,923
Financial services (loss)/profit represents the net (loss)/profit of our financial services operations, including the operating profit generated by our wholly-owned title and insurance companies, Carefree Title Agency, Inc. and Meritage Homes Insurance Agency, respectively, as well as our portion of earnings from a mortgage joint venture. Financial services loss of $0.7 million for the three months ended March 31, 2024 included $5.8 million in charges related to unused prepaid interest rate forward commitments that expired. Financial services profit of $2.9 million for the three months ended March 31, 2023 included $1.9 million in charges related to unused prepaid interest rate forward commitments that expired. The increase in charges related to unused prepaid interest rate forward commitments was partially offset by increases in both title and insurance company profits resulting from higher home closing revenue.
Selling, General and Administrative Expenses and Other Expenses (dollars in thousands)

	Three Months Ended March 31,
	2024	2023
Commissions and other sales costs	$(101,550)	$(82,846)
Percent of home closing revenue	6.9%	6.6%
General and administrative expenses	$(50,732)	$(47,519)
Percent of home closing revenue	3.5%	3.8%
Interest expense	$—	$—
Other income, net	$9,022	$8,844
Provision for income taxes	$(47,999)	$(34,002)

Commissions and Other Sales Costs. Commissions and other sales costs are comprised of internal and external commissions and related sales and marketing expenses such as advertising and sales office costs. These costs increased $18.7 million to $101.6 million in the three months ended March 31, 2024, and as a percentage of home closing revenue increased 30 basis points. The year-over-year increase in both dollars and as a percentage of home closing revenue was due primarily to higher commissions resulting from higher home closing revenue combined with higher commission rates paid to external brokers.

General and Administrative Expenses. General and administrative expenses represent corporate and divisional overhead expenses such as salaries and bonuses, occupancy, insurance and travel expenses. For the three months ended March 31, 2024, general and administrative expenses were $50.7 million, $3.2 million higher than the 2023 period, due to higher employee headcount, increased operating lease costs for new corporate and division office spaces, and increased investments in technology. As a percentage of home closing revenue, general and administrative expenses improved 30 basis points to 3.5% in the first quarter of 2024, down from 3.8% in the three months ended March 31, 2023, due to improved leverage from higher home closing revenue.
Interest Expense. Interest expense is comprised of interest incurred, but not capitalized, on our senior notes, other borrowings, and our Credit Facility. We recognized no interest expense in the three months ended March 31, 2024 and 2023, respectively, as all interest was capitalized.
Other Income, Net. Other income, net, primarily consists of (i) sublease income, (ii) interest earned on our cash and cash equivalents, (iii) payments and awards related to legal settlements and (iv) our portion of pre-tax income or loss from non-financial services joint ventures. Other income, net was $9.0 million and $8.8 million for the three months ended March 31, 2024 and 2023, respectively, and consists primarily of interest income in both periods.
Income Taxes. Our effective tax rate was 20.5% and 20.6% for the three months ended March 31, 2024 and 2023, respectively. Both periods reflect energy-efficient homes tax credits on qualifying homes under the Internal Revenue Code ("IRC") §45L energy-efficient homes federal tax credit.

Liquidity and Capital Resources
Overview
We have historically generated cash and funded our operations primarily from cash flows from operating activities. Additional sources of funds may include additional debt or equity financing and borrowing capacity under our Credit Facility. We exercise strict controls and believe we have a prudent strategy for Company-wide cash management, including those related to cash outlays for land acquisition and development and spec home construction. Our principal uses of cash include acquisition and development of land and lots, home construction, operating expenses, share repurchases and the payment of interest, routine liabilities and dividends. We also opportunistically repurchase our senior notes, as we did in 2023 with a partial redemption of $150.0 million of aggregate principal amount of our 2025 Notes.
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
Short-term Liquidity and Capital Resources
Over the course of the next twelve months, we expect that our primary demand for funds will be for the construction of homes, as well as acquisition and development of both new and existing lots, operating expenses, including general and administrative expenses, interest and dividend payments and share repurchases. In addition, we may opportunistically retire or redeem a portion of our senior notes. We expect to meet these short-term liquidity requirements primarily through our cash and cash equivalents on hand and the net cash flows provided by our operations.
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
Long-term Liquidity and Capital Resources
Beyond the next twelve months, our principal demands for funds will be for the construction of homes, land acquisition and development activities needed to maintain our lot supply and active community count, payments of principal and interest on our senior notes as they become due or mature, share repurchases and dividend payments. We expect our existing and future generated cash will be adequate to fund our ongoing operating activities as well as provide capital for investment in future land purchases and related development activities. To the extent the sources of capital described above are insufficient to meet our long-term cash needs, we may also conduct additional public offerings of our securities, refinance or secure new debt or dispose of certain assets to fund our operating activities. There can be no assurances that we would be able to obtain such additional capital on terms acceptable to us, if at all, and such additional equity or debt financing could dilute the interests of our existing stockholders or increase our interest costs.
Material Cash Requirements
We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact both short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on our unaudited consolidated balance sheets as of March 31, 2024, while others are considered future commitments for materials or services not yet provided. Our contractual obligations primarily consist of principal and interest payments on our senior notes, loans payable and other borrowings, including our Credit Facility, letters of credit and surety bonds and operating leases. We have no debt maturities until 2025. We also have requirements for certain short-term lease commitments, funding working capital needs of our existing unconsolidated joint ventures and other purchase obligations in the normal course of business. Other material cash requirements include land acquisition and development costs, home construction costs and operating expenses, including our selling, general and administrative expenses, as previously discussed. We plan to fund these commitments primarily with cash flows generated by operations, but may also utilize additional debt or equity financing and borrowing capacity under our Credit Facility. Our maximum exposure to loss on our purchase and option agreements is generally limited to non-refundable deposits and capitalized or committed pre-acquisition costs.
For information about our loans payable and other borrowings, including our Credit Facility, and senior notes, reference is made to Notes 5 and 6 in the notes to our unaudited consolidated financial statements included in this report and are incorporated by reference herein. For information about our lease obligations, reference is made to Note 4 in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
We do not engage in commodity trading or other similar activities. We had no derivative financial instruments at March 31, 2024 or December 31, 2023.
Operating Cash Flow Activities
During the three months ended March 31, 2024 and 2023, net cash provided by operating activities totaled $81.9 million and $124.5 million, respectively. Operating cash flows in the first quarter of 2024 benefited from cash generated by net earnings of $186.0 million and timing of other receivables, prepaids and other assets, offset by a $193.4 million increase in real estate. Operating cash flows in the first quarter of 2023 was primarily comprised of cash generated by net earnings of $131.3 million.
Investing Cash Flow Activities
During the three months ended March 31, 2024, net cash used in investing activities totaled $7.8 million and consisted primarily of purchases of property and equipment and investments in unconsolidated entities. Cash used in investing activities totaled $8.7 million for the quarter ended March 31, 2023 and was mainly attributable to purchases of property and equipment.
Financing Cash Flow Activities
During the three months ended March 31, 2024 and 2023, net cash used in financing activities totaled $90.1 million and $20.1 million, respectively. The net cash used in financing activities in 2024 includes $27.2 million of dividends paid and $55.9 million in share repurchases. The net cash used in financing activities in 2023 includes $9.9 million of dividends paid and $10.0 million in share repurchases. See "Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds" for more information about our authorized share repurchase program.

We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. Debt-to-capital and net debt-to-capital are calculated as follows (dollars in thousands):

	As of
	March 31, 2024	December 31, 2023
Senior notes, net, loans payable and other borrowings	$1,001,570	$1,008,215
Stockholders’ equity	4,720,573	4,611,900
Total capital	$5,722,143	$5,620,115
Debt-to-capital (1)	17.5%	17.9%
Senior notes, net, loans payable and other borrowings	$1,001,570	$1,008,215
Less: cash and cash equivalents	(905,298)	(921,227)
Net debt	96,272	86,988
Stockholders’ equity	4,720,573	4,611,900
Total net capital	$4,816,845	$4,698,888
Net debt-to-capital (2)	2.0%	1.9%

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

Dividends
During the three months ended March 31, 2024 and 2023, our Board of Directors approved, and we paid, a quarterly cash dividend on common stock of $0.75 and $0.27 per share, respectively.

Credit Facility Covenants
Borrowings under the Credit Facility are unsecured, but availability is subject to, among other things, a borrowing base. The Credit Facility also contains certain financial covenants, including (a) a minimum tangible net worth requirement of $2.8 billion (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings), and (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 60%. We were in compliance with all Credit Facility covenants as of March 31, 2024. Our actual financial covenant calculations as of March 31, 2024 are reflected in the table below.

Financial Covenant (dollars in thousands):	Covenant Requirement	Actual
Minimum Tangible Net Worth	> $3,214,372	$4,674,448
Leverage Ratio	< 60%	1.7%
Investments other than defined permitted investments	< $1,427,334	$18,743

Seasonality
Historically, we have experienced seasonal variations in our quarterly operating results and capital requirements. We typically take orders for more homes in the first half of the fiscal year than in the second half, which has created additional working capital requirements in the second and third quarters to build our inventories to satisfy seasonally higher closings in the second half of the year. While we expect the seasonal orders pattern to continue over the long term, our higher backlog conversion rate and all-spec strategy may shift the timing of home closings and capital requirements to build our inventories to earlier in the year. Additionally, seasonality may, from time to time, be affected by short-term volatility in the homebuilding industry and in the overall economy.
Recent Accounting Pronouncements
See Note 1 to our unaudited consolidated financial statements included in this report for discussion of recently issued accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Our fixed rate debt is made up primarily of $1.0 billion in aggregate principal amount of our senior notes. Except in limited circumstances, we do not have an obligation to prepay our fixed-rate debt prior to maturity and, as a result, interest rate risk and changes in fair value should not have a significant impact on our fixed rate borrowings until we would be required to repay such debt and access the capital markets to issue new debt. Our Credit Facility is subject to interest rate changes as the borrowing rates are based on SOFR or Prime (see Note 5 to our unaudited consolidated financial statements included in this report).
Our operations are interest rate sensitive. As overall housing demand is adversely affected by increases in interest rates, a significant increase in mortgage interest rates may negatively affect the ability of homebuyers to secure adequate financing or cause potential homebuyers with existing mortgages to choose to stay in their lower interest rate homes. Higher interest rates and/or rapidly increasing interest rates could adversely affect our revenue, gross margins, earnings, and cancellation rates and would also increase our variable rate borrowing costs on our Credit Facility, if any. We have not entered into, and do not intend to enter into, derivative interest rate swap financial instruments for trading or speculative purposes.

Item 4.	Controls and Procedures
In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission ("SEC") is recorded, processed, summarized and reported on a timely basis, we have developed and implemented disclosure controls and procedures. Our management, with the participation of our chief executive officer ("CEO") and chief financial officer ("CFO"), has reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of March 31, 2024 (the “Evaluation Date”). Based on such evaluation, our management has concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective at a reasonable assurance level in ensuring that information that is required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item IA "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2023, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may eventually prove to materially adversely affect our business, financial condition and/or operating results. There have been no material changes in our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
On February 13, 2019, our Board of Directors authorized a new stock repurchase program, authorizing the expenditure of up to $100.0 million to repurchase shares of our common stock. On November 13, 2020, the Board of Directors authorized the expenditure of an additional $100.0 million to repurchase shares of our common stock under this program. On August 12, 2021, the Board of Directors authorized the expenditure of an additional $100.0 million to repurchase shares of our common stock under this program, which was announced on August 17, 2021. On May 19, 2022, the Board of Directors authorized the expenditure of an additional $200.0 million to repurchase shares of our common stock under this program, which was announced on May 25, 2022. There is no stated expiration for this program. The repurchases of the Company's shares may be made in the open market, in privately negotiated transactions, or otherwise. The timing and amount of repurchases, if any, will be determined by the Company's management at its discretion and be based on a variety of factors such as the market price of the Company's common stock, corporate and contractual requirements, prevailing market and economic conditions and legal requirements. The share repurchase program may be modified, suspended or discontinued at any time. As of March 31, 2024 there was $129.1 million available under this program to repurchase shares. We purchased 362,419 shares under the program during the three months ended March 31, 2024.

Period	Total Number of Shares Purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
January 1, 2024 - January 31, 2024	35,250	$168.30	35,250	$179,077,648
February 1, 2024 - February 29, 2024	327,169	$152.83	327,169	$129,077,746
March 1, 2024 - March 31, 2024	—	$—	—	$129,077,746
Total	362,419		362,419

Item 5.	Other Information
Insider Trading Arrangements
During the fiscal quarter ended March 31, 2024, no director or officer adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

101.0
The following financial statements from the Meritage Homes Corporation Quarterly Report on Form 10-Q as of and for the three months ended March 31, 2024 were formatted in Inline XBRL (Extensible Business Reporting Language); (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Income Statements, (iii) Unaudited Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Consolidated Financial Statements.

104.0	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL and contained in exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERITAGE HOMES CORPORATION, a Maryland corporation

By:	/s/ HILLA SFERRUZZA
Hilla Sferruzza Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date:	April 26, 2024

INDEX OF EXHIBITS

3.1	Restated Articles of Incorporation of Meritage Homes Corporation

3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.2	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.3	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.4	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.5	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.2	Meritage Homes Corporation Amended and Restated Bylaws

22	List of Guarantor Subsidiaries

31.1	Rule 13a-14(a)/15d-14(a) Certification of Phillippe Lord, Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Hilla Sferruzza, Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.0
The following financial statements from the Meritage Homes Corporation Quarterly Report on Form 10-Q as of and for the three months ended March 31, 2024 were formatted in Inline XBRL (Extensible Business Reporting Language); (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Income Statements, (iii) Unaudited Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Consolidated Financial Statements.

104.0	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL and contained in exhibit 101.