Form 10-Q
period 2024-06-30
Meritage Homes CORP
filed 2024-07-26
CIK 833079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by a checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Common shares outstanding as of July 22, 2024: 36,327,214

MERITAGE HOMES CORPORATION
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2024

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$992,921	$921,227
Other receivables	258,137	266,972
Real estate	5,175,084	4,721,291
Deposits on real estate under option or contract	156,698	111,364
Investments in unconsolidated entities	23,630	17,170
Property and equipment, net	46,585	48,953
Deferred tax assets, net	60,167	47,573
Prepaids, other assets and goodwill	210,758	218,584
Total assets	$6,923,980	$6,353,134
Liabilities
Accounts payable	$299,780	$271,650
Accrued liabilities	388,975	424,764
Home sale deposits	39,380	36,605
Loans payable and other borrowings	9,711	13,526
Senior and convertible senior notes, net	1,303,600	994,689
Total liabilities	2,041,446	1,741,234
Stockholders’ Equity
Preferred stock, par value $0.01. Authorized 10,000,000 shares; none issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock, par value $0.01. Authorized 125,000,000 shares; 36,327,214 and 36,425,037 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	363	364
Additional paid-in capital	198,503	290,955
Retained earnings	4,683,668	4,320,581
Total stockholders’ equity	4,882,534	4,611,900
Total liabilities and stockholders’ equity	$6,923,980	$6,353,134
See accompanying notes to unaudited consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Homebuilding:
Home closing revenue	$1,693,738	$1,543,021	$3,159,834	$2,804,944
Land closing revenue	—	24,379	2,305	41,764
Total closing revenue	1,693,738	1,567,400	3,162,139	2,846,708
Cost of home closings	(1,254,232)	(1,166,041)	(2,342,370)	(2,145,503)
Cost of land closings	—	(24,202)	(2,298)	(40,147)
Total cost of closings	(1,254,232)	(1,190,243)	(2,344,668)	(2,185,650)
Home closing gross profit	439,506	376,980	817,464	659,441
Land closing gross profit	—	177	7	1,617
Total closing gross profit	439,506	377,157	817,471	661,058
Financial Services:
Revenue	8,311	6,210	14,664	11,941
Expense	(3,924)	(2,972)	(6,927)	(6,039)
Earnings/(loss) from financial services unconsolidated entities and other, net	450	(5,795)	(3,590)	(5,536)
Financial services profit/(loss)	4,837	(2,557)	4,147	366
Commissions and other sales costs	(104,665)	(95,798)	(206,215)	(178,644)
General and administrative expenses	(53,184)	(52,140)	(103,916)	(99,659)
Interest expense	—	—	—	—
Other income, net	11,498	12,862	20,520	21,706
Loss on early extinguishment of debt	(631)	—	(631)	—
Earnings before income taxes	297,361	239,524	531,376	404,827
Provision for income taxes	(65,806)	(52,688)	(113,805)	(86,690)
Net earnings	$231,555	$186,836	$417,571	$318,137
Earnings per common share:
Basic	$6.38	$5.08	$11.50	$8.67
Diluted	$6.31	$5.02	$11.37	$8.56
Weighted average number of shares:
Basic	36,322	36,765	36,317	36,715
Diluted	36,718	37,191	36,738	37,149

See accompanying notes to unaudited consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net earnings	$417,571	$318,137
Adjustments to reconcile net earnings to net cash (used in)/provided by operating activities:
Depreciation and amortization	12,812	11,196
Stock-based compensation	10,832	10,401
Equity in earnings from unconsolidated entities	(2,627)	(2,882)
Distributions of earnings from unconsolidated entities	2,778	3,418
Other	4,697	2,148
Changes in assets and liabilities:
(Increase)/decrease in real estate	(450,551)	14,950
(Increase)/decrease in deposits on real estate under option or contract	(45,576)	5,491
Decrease in other receivables, prepaids and other assets	24,237	8,962
Decrease in accounts payable and accrued liabilities	(12,965)	(27,754)
Increase in home sale deposits	2,775	11,818
Net cash (used in)/provided by operating activities	(36,017)	355,885
Cash flows from investing activities:
Investments in unconsolidated entities	(6,611)	(1,277)
Distributions of capital from unconsolidated entities	—	43
Purchases of property and equipment	(13,158)	(21,134)
Proceeds from sales of property and equipment	130	228
Maturities/sales of investments and securities	750	750
Payments to purchase investments and securities	(750)	(750)
Net cash used in investing activities	(19,639)	(22,140)
Cash flows from financing activities:
Repayment of loans payable and other borrowings	(7,445)	(2,209)
Repayment of senior notes	(250,695)	—
Proceeds from issuance of convertible senior notes	575,000	—
Payment of debt issuance costs	(17,303)	—
Purchase of capped calls related to issuance of convertible senior notes	(61,790)	—
Dividends paid	(54,484)	(19,854)
Repurchase of shares	(55,933)	(10,000)
Net cash provided by/(used in) financing activities	127,350	(32,063)
Net increase in cash and cash equivalents	71,694	301,682
Cash and cash equivalents, beginning of period	921,227	861,561
Cash and cash equivalents, end of period	$992,921	$1,163,243
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
We commenced our homebuilding operations in 1985 through our predecessor company, Monterey Homes. Meritage Homes Corporation was incorporated in the state of Maryland in 1988 under the name of Emerald Mortgage Investments Corporation. We changed our name to Homeplex Mortgage Investments Corporation in 1990 and merged with Monterey Homes in 1996, at which time our name was changed to Monterey Homes Corporation and later ultimately to Meritage Homes Corporation. Since that time, we have engaged in homebuilding and related activities. Meritage Homes Corporation operates as a holding company and has no independent assets or operations. Its homebuilding construction, development and sales activities are conducted through its subsidiaries. Its homebuilding activities are conducted under the name of Meritage Homes in each of our homebuilding markets. At June 30, 2024, we were actively selling homes in 287 communities, with base prices ranging from approximately $243,000 to $1,080,000.
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
Cash and Cash Equivalents. Liquid investments with an initial maturity of three months or less are classified as cash equivalents. Amounts in transit from title companies or closing agents for home closings of approximately $75.1 million and $95.7 million are included in Cash and cash equivalents at June 30, 2024 and December 31, 2023, respectively.
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
Deposits. Deposits paid related to land option and purchase contracts are recorded and classified as Deposits on real estate under option or contract until the related land is purchased. Deposits are reclassified as a component of Real estate at the time the deposit is used to offset the acquisition price of the land based on the terms of the underlying agreements. To the extent they are non-refundable, deposits are expensed to Cost of home closings if the land acquisition is terminated or no longer considered probable. Since our acquisition contracts typically do not require specific performance, we do not consider such contracts to be contractual obligations to purchase the land and our total exposure under such contracts is limited to the loss of any non-refundable deposits and any related capitalized costs. Our Deposits on real estate under option or contract were $156.7 million and $111.4 million as of June 30, 2024 and December 31, 2023, respectively. See Note 3 for additional information related to Deposits on real estate under option or contract.
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
The table below outlines our ROU assets and lease liabilities (in thousands):

	As of
	June 30, 2024	December 31, 2023
ROU assets	$52,460	$51,275
Lease liabilities	55,059	54,040
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
The table below outlines our surety bond and letter of credit obligations (in thousands):

	As of
	June 30, 2024		December 31, 2023
	Outstanding	Estimated work remaining to complete	Outstanding	Estimated work remaining to complete
Sureties:
Sureties related to owned projects and lots under contract	$1,019,779	$779,287	$975,979	$712,421
Total Sureties	$1,019,779	$779,287	$975,979	$712,421
Letters of Credit (“LOCs”):
LOCs for land development	109,708	N/A	56,251	N/A
LOCs for general corporate operations	5,000	N/A	5,000	N/A
Total LOCs	$114,708	N/A	$61,251	N/A

Accrued Liabilities. Accrued liabilities at June 30, 2024 and December 31, 2023 consisted of the following (in thousands):

	As of
	June 30, 2024	December 31, 2023
Accruals related to real estate development and construction activities	$169,482	$137,489
Payroll and other benefits	84,121	140,734
Accrued interest	6,546	6,331
Accrued taxes	20,103	25,569
Warranty reserves	34,769	37,360
Lease liabilities	55,059	54,040
Other accruals	18,895	23,241
Total	$388,975	$424,764

Warranty Reserves. We provide home purchasers with limited warranties against certain building defects and we have certain obligations related to those post-construction warranties for closed homes. The specific terms and conditions of these limited warranties vary by state, but overall the nature of the warranties include a complete workmanship and materials warranty for the first year after the close of the home, a major mechanical warranty for two years after the close of the home and a structural warranty that typically extends up to 10 years after the close of the home. With the assistance of an actuary, we have estimated these reserves for the structural warranty based on the number of homes still under warranty and historical data and trends for our geographies. We may use industry data with respect to similar product types and geographic areas in markets where our experience is incomplete to draw a meaningful conclusion. We regularly review our warranty reserves and adjust them, as necessary, to reflect changes in trends as information becomes available. Based on such reviews of warranty costs incurred, we did not adjust the warranty reserve balance in the three or six months ended June 30, 2024 or 2023. Included in the warranty reserve balances at June 30, 2024 and December 31, 2023 are case-specific reserves for warranty matters, as discussed in Note 15.
A summary of changes in our warranty reserves follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Balance, beginning of period	$36,364	$37,063	$37,360	$35,575
Additions to reserve from new home deliveries	5,809	5,982	10,642	10,388
Warranty claims, net of recoveries	(7,404)	(6,830)	(13,233)	(9,748)
Adjustments to pre-existing reserves	—	—	—	—
Balance, end of period	$34,769	$36,215	$34,769	$36,215
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
Home closing and land closing revenue expected to be recognized in any future year related to remaining performance obligations (if any) and the associated contract liabilities expected to be recognized as revenue, excluding revenue pertaining to contracts that have an original expected duration of one year or less, is not material. Revenue from financial services includes estimated future insurance policy renewal commissions as our performance obligations are satisfied upon issuance of the initial policy with a third party broker. The related contract assets for these estimated future renewal commissions are not material at June 30, 2024 and December 31, 2023.

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

NOTE 2 — REAL ESTATE AND CAPITALIZED INTEREST
Real estate consists of the following (in thousands):

	As of
	June 30, 2024	December 31, 2023
Homes under contract under construction (1)	$789,961	$704,206
Unsold homes, completed and under construction (1)	1,487,674	1,260,855
Model homes (1)	114,185	118,252
Finished home sites and home sites under development (2)	2,783,264	2,637,978
Total	$5,175,084	$4,721,291

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Capitalized interest, beginning of period	$54,227	$62,452	$54,516	$60,169
Interest incurred	14,327	15,144	27,252	30,174
Interest expensed	—	—	—	—
Interest amortized to cost of home and land closings	(14,227)	(16,518)	(27,441)	(29,265)
Capitalized interest, end of period	$54,327	$61,078	$54,327	$61,078

NOTE 3 — VARIABLE INTEREST ENTITIES AND CONSOLIDATED REAL ESTATE NOT OWNED
We enter into purchase and option agreements for land or lots as part of the normal course of business. These purchase and option agreements enable us to acquire properties at one or multiple future dates at pre-determined prices. We believe these acquisition structures allow us to better leverage our balance sheet and reduce our financial risk associated with land acquisitions. In accordance with ASC 810, Consolidation, we evaluate all purchase and option agreements for land to determine whether they are a variable interest entity ("VIE"), and if so, whether we are the primary beneficiary. Although we do not have legal title to the underlying land, if we are the primary beneficiary we are required to consolidate the VIE in our financial statements and reflect its assets and liabilities as Real estate not owned and Liabilities related to real estate not owned, respectively. We determined that as of June 30, 2024 and December 31, 2023, we were not the primary beneficiary of any VIEs from which we have acquired rights to land or lots under option contracts.
The table below presents a summary of our lots under option at June 30, 2024 (dollars in thousands):

	Projected Number of Lots	Purchase Price	Option/ Earnest Money Deposits–Cash
Purchase and option contracts recorded on balance sheet as Real estate not owned	—	$—	$—
Option contracts — non-refundable deposits, committed (1)	7,555	517,409	72,992
Purchase contracts — non-refundable deposits, committed (1)	15,491	430,972	62,535
Purchase and option contracts —refundable deposits, committed	1,078	42,934	3,365
Total committed	24,124	991,315	138,892
Purchase and option contracts — refundable deposits, uncommitted (2)	41,752	1,875,539	17,806
Total lots under contract or option	65,876	$2,866,854	$156,698
Total purchase and option contracts not recorded on balance sheet (3)	65,876	$2,866,854	$156,698	(4)

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
(4)Amount is reflected on the accompanying unaudited consolidated balance sheets in Deposits on real estate under option or contract as of June 30, 2024.
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

NOTE 4 - INVESTMENTS IN UNCONSOLIDATED ENTITIES
We may enter into joint ventures as a means of accessing larger parcels of land, expanding our market opportunities, managing our risk profile, optimizing deal structure for the impacted parties and leveraging our capital. While purchasing land through a joint venture can be beneficial, currently we do not view joint ventures as critical to the success of our homebuilding operations. Our joint venture partners generally are other homebuilders, land sellers or other real estate investors. We generally do not have a controlling interest in these ventures, which means our joint venture partners could cause the venture to take actions we disagree with or fail to take actions we believe should be undertaken, including the sale of the underlying property to repay debt or recoup all or part of the partners' investments. Based on the structure of these joint ventures, they may or may not be consolidated into our results. As of June 30, 2024, we had one active equity-method land joint venture and one mortgage joint venture, which is engaged in mortgage activities and primarily provides mortgage services to our homebuyers.

Summarized condensed combined financial information related to unconsolidated joint ventures that are accounted for using the equity method was as follows (in thousands):

	As of
	June 30, 2024	December 31, 2023
Assets:
Cash	$3,839	$3,546
Real estate	39,924	28,395
Other assets	5,491	6,514
Total assets	$49,254	$38,455
Liabilities and equity:
Accounts payable and other liabilities	$5,903	$6,537
Equity of:
Meritage (1)	22,853	16,279
Other	20,498	15,639
Total liabilities and equity	$49,254	$38,455

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$12,739	$11,710	$23,329	$21,226
Costs and expenses	(10,451)	(9,099)	(19,588)	(17,450)
Net earnings of unconsolidated entities	$2,288	$2,611	$3,741	$3,776
Meritage’s share of pre-tax earnings/(loss) (1) (2)	$1,655	$1,536	$2,627	$2,882

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

NOTE 5 — LOANS PAYABLE AND OTHER BORROWINGS
Loans payable and other borrowings consist of the following (in thousands):

	As of
	June 30, 2024	December 31, 2023
Other borrowings, real estate notes payable (1)	$9,711	$13,526
$910.0 million unsecured revolving credit facility	—	—
Total	$9,711	$13,526
(1)Reflects balance of non-recourse notes payable in connection with land purchases.
The Company entered into an amended and restated unsecured revolving credit facility agreement ("Credit Facility") in 2014 that has been amended from time to time. In June 2024, the Credit Facility was amended to increase the facility size, amend the accordion feature to permit the facility size to be increased, subject to certain conditions, extended the maturity date from June 2, 2028 to June 12, 2029, and revised the applicable pricing grid. The Credit Facility's aggregate commitment is

$910.0 million with an accordion feature permitting the size of the facility to increase to a maximum of $1.4 billion, subject to certain conditions, including the availability of additional bank commitments. Borrowings under the Credit Facility bear interest at the Company's option, at either (1) term SOFR (based on 1, 3, or 6 month interest periods, as selected by the Company) plus a 10 basis point adjustment plus an applicable margin (ranging from 110 basis points to 175 basis points (the "applicable margin")) based on the Company's leverage ratio as determined in accordance with a pricing grid, (2) the higher of (i) the prime lending rate ("Prime"), (ii) an overnight bank rate plus 50 basis points and (iii) term SOFR (based on a 1 month interest period) plus a 10 basis point adjustment plus 1%, in each case plus a margin ranging from 10 basis points to 75 basis points based on the Company's leverage in accordance with a pricing grid, or (3) daily simple SOFR plus a 10 basis point adjustment plus the applicable margin. At June 30, 2024, the interest rate on outstanding borrowings under the Credit Facility would have been 6.537% per annum, calculated in accordance with option (1) noted above and using the 1-month term SOFR. We are obligated to pay a fee on the undrawn portion of the Credit Facility at a rate determined by a tiered fee matrix based on our leverage ratio.
The Credit Facility also contains certain financial covenants, including (a) a minimum tangible net worth requirement of $3.3 billion (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings), and (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 60%. We were in compliance with all Credit Facility covenants as of June 30, 2024.
We had no outstanding borrowings under the Credit Facility as of June 30, 2024 and December 31, 2023. There were no borrowings or repayments under the Credit Facility during the three and six months ended June 30, 2024 and 2023. As of June 30, 2024, we had outstanding letters of credit issued under the Credit Facility totaling $114.7 million, leaving $795.3 million available under the Credit Facility to be drawn.

NOTE 6 — SENIOR AND CONVERTIBLE SENIOR NOTES, NET
Senior and convertible senior notes, net consist of the following (in thousands):

	As of
	June 30, 2024	December 31, 2023
6.00% senior notes due 2025 ("2025 Notes"). At December 31, 2023 there was approximately $994 in net unamortized premium.	—	250,994
5.125% senior notes due 2027 ("2027 Notes")	300,000	300,000
1.750% convertible senior notes due 2028 ("2028 Convertible Notes")	575,000	—
3.875% senior notes due 2029 ("2029 Notes")	450,000	450,000
Net debt issuance costs	(21,400)	(6,305)
Total	$1,303,600	$994,689
The indentures for our 2027 Notes and 2029 Notes contain non-financial covenants including, among others, limitations on the amount of secured debt we may incur, and limitations on sale and leaseback transactions and mergers. We were in compliance with all such covenants as of June 30, 2024.
Obligations to pay principal and interest on the senior and convertible senior notes are guaranteed by substantially all of our wholly-owned subsidiaries (each a “Guarantor” and, collectively, the “Guarantor Subsidiaries”), each of which is directly or indirectly 100% owned by Meritage Homes Corporation. Such guarantees are full and unconditional, and joint and several. In the event of a sale or other disposition of all of the assets of any Guarantor, by way of merger, consolidation or otherwise, or a sale or other disposition of all of the equity interests of any Guarantor then held by Meritage and its subsidiaries, then that Guarantor may be released and relieved of any obligations under its note guarantee. There are no significant restrictions on our ability or the ability of any Guarantor to obtain funds from their respective subsidiaries, as applicable, by dividend or loan. We do not provide separate financial statements of the Guarantor Subsidiaries because Meritage (the parent company) has no independent assets or operations and the guarantees are full and unconditional and joint and several. Subsidiaries of Meritage Homes Corporation that are non-guarantor subsidiaries are, individually and in the aggregate, minor.

Convertible Senior Notes due 2028

In May 2024, we issued $575.0 million aggregate principal amount of 1.750% 2028 Convertible Notes pursuant to an Indenture dated as of May 9, 2024 (the “Indenture”). The 2028 Convertible Notes were issued at par and will mature on May 15, 2028, unless converted earlier in accordance with their terms prior to such date. We used a portion of the net proceeds from the offering to pay the cost of entering into the capped calls, as defined and described below, and to redeem all $250.0 million aggregate principal then outstanding of our 6.00% 2025 Notes for which we incurred $0.6 million in early debt extinguishment charges in the three and six months ended June 30, 2024, reflected as Loss on early extinguishment of debt in the accompanying unaudited consolidated income statements.

The 2028 Convertible Notes are convertible into shares of the Company’s common stock (“common stock”) at an initial conversion rate of 4.3048 shares of common stock per $1,000 principal amount of the 2028 Convertible Notes, which is equivalent to an initial conversion price of approximately $232.30 per share. The conversion rate will be subject to adjustment upon the occurrence of certain events specified in the Indenture but will not be adjusted for accrued and unpaid interest or quarterly cash dividends. In addition, we must provide additional shares upon conversion if there is a "Make-Whole Fundamental Change" as defined in the Indenture. The Company is required to satisfy its conversion obligations by paying cash up to the principal amount of notes and settle any additional value in cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election.

Prior to February 15, 2028, the holders of the 2028 Convertible Notes may convert their notes only under the following conditions: (1) the sale price of common stock reaches 130% of the applicable conversion price for a specified period during any fiscal quarter commencing after the fiscal quarter ending on September 30, 2024; (2) the trading price of the 2028 Convertible Notes falls below 98% of the product of the last reported sale price of common stock and the conversion rate for a specified period; or (3) upon the occurrence of specified corporate events. On or after February 15, 2028, until the close of business on the second scheduled trading day immediately preceding the maturity date of the Notes, holders may convert all or any portion of their Notes at any time, regardless of the foregoing circumstances.

The 2028 Convertible Notes are accounted for in accordance with ASC 470, Debt, and ASC 815, Derivatives and Hedging. The conversion options and the 2028 Convertible Notes are reflected as a single instrument in Senior and convertible senior notes, net on the accompanying unaudited consolidated balance sheets and the conversion options are not bifurcated as a derivative.

Capped Call Transactions

Concurrent with the offering of the 2028 Convertible Notes, we used $61.8 million of the net proceeds to enter into privately negotiated capped call transactions (the "Capped Calls”) which require the Capped Call counterparties (the counterparties") to provide shares of our common stock to converting debt holders up to a cap price. The Capped Calls each have an initial strike price of approximately $232.30 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2028 Convertible Notes. The Capped Calls have initial cap prices of $350.64 per share, subject to certain adjustments. The Capped Calls will reduce our obligation to settle, in shares or in cash, conversions when our stock price is between $232.30 and $350.64.

The Capped Calls are separate transactions entered into by the Company with each of the counterparties, are not part of the terms of the 2028 Convertible Notes and do not change the holders’ rights under the 2028 Convertible Notes or the Indenture. Holders of the 2028 Convertible Notes do not have any rights with respect to the Capped Calls.

As the Capped Calls are considered indexed to the Company's own stock, they are recorded in stockholders’ equity as a reduction of Additional paid-in capital in the accompanying unaudited consolidated balance sheets, and are not accounted for as derivatives under ASC 815-10, Derivatives and Hedging.

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
Financial Instruments: The fair value of our fixed-rate debt is derived from quoted market prices by independent dealers (Level 2 inputs as per the discussion above) and is as follows (in thousands):

	As of
	June 30, 2024		December 31, 2023
	Aggregate Principal	Estimated Fair Value	Aggregate Principal	Estimated Fair Value
6.00% senior notes due 2025	$—	$—	$250,000	$249,375
5.125% senior notes due 2027	$300,000	$294,780	$300,000	$295,500
1.750% convertible senior notes due 2028	$575,000	$579,272	$—	$—
3.875% senior notes due 2029	$450,000	$412,875	$450,000	$411,750
Other financial assets and liabilities, including our Loans payable and other borrowings, are generally shorter term in nature and the longer term balances are not material to our consolidated balance sheets. Therefore, we consider the carrying amounts of our other financial assets and liabilities to approximate fair value.
Non-Financial Instruments: Our Real estate assets are Level 3 instruments that are required to be recorded at fair value on non-recurring basis when events and circumstances indicate that the carrying value may not be recoverable. Refer to Note 1 for information regarding the valuation of these assets.

NOTE 8 — EARNINGS PER SHARE
Basic and diluted earnings per common share were calculated as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Basic weighted average number of shares outstanding	36,322	36,765	36,317	36,715
Effect of dilutive securities:
Unvested restricted stock	396	426	421	434
Diluted average shares outstanding	36,718	37,191	36,738	37,149
Net earnings	$231,555	$186,836	$417,571	$318,137
Basic earnings per share	$6.38	$5.08	$11.50	$8.67
Diluted earnings per share	$6.31	$5.02	$11.37	$8.56

We compute basic earnings per share by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to the potential dilution that could occur if securities or contracts to issue common stock that are dilutive were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings. In accordance with ASC 260-10, Earnings Per Share, we calculate the dilutive effect of the 2028 Convertible Notes using the "if-converted" method. As discussed in Note 6, the Company will settle any convertible note conversions by paying cash up to the principal amount of notes and settle any additional value in cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election. As the Company will settle the principal amount of convertible notes in cash upon conversion, the convertible notes only have a dilutive impact when the average share price of the Company’s common stock exceeds the conversion price, in any applicable period.

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

A summary of the carrying amount of goodwill follows (in thousands):

	West	Central	East	Financial Services	Corporate	Total
Balance at December 31, 2023	$—	$—	$32,962	$—	$—	$32,962
Additions	—	—	—	—	—	—
Balance at June 30, 2024	$—	$—	$32,962	$—	$—	$32,962

NOTE 10 — STOCKHOLDERS’ EQUITY
A summary of changes in stockholders’ equity is presented below (in thousands):

	Six Months Ended June 30, 2024
	(In thousands)
	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2023	36,425	$364	$290,955	$4,320,581	$4,611,900
Net earnings	—	—	—	186,016	186,016
Stock-based compensation expense	—	—	6,114	—	6,114
Issuance of stock	256	3	(3)	—	—
Dividends declared	—	—	—	(27,239)	(27,239)
Share repurchases	(362)	(4)	(56,214)	—	(56,218)
Balance at March 31, 2024	36,319	$363	$240,852	$4,479,358	$4,720,573
Net earnings	—	—	—	231,555	231,555
Stock-based compensation expense	—	—	4,718	—	4,718
Issuance of stock	8	—	—	—	—
Dividends declared	—	—	—	(27,245)	(27,245)
Capped call transactions, net of tax	—	—	(47,067)	—	(47,067)
Balance at June 30, 2024	36,327	$363	$198,503	$4,683,668	$4,882,534

	Six Months Ended June 30, 2023
	(In thousands)
	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2022	36,571	$366	$327,878	$3,621,367	$3,949,611
Net earnings	—	—	—	131,301	131,301
Stock-based compensation expense	—	—	6,225	—	6,225
Issuance of stock	287	3	(3)	—	—
Dividends declared	—	—	—	(9,927)	(9,927)
Share repurchases	(93)	(1)	(9,999)	—	(10,000)
Balance at March 31, 2023	36,765	$368	$324,101	$3,742,741	$4,067,210
Net earnings	—	—	—	186,836	186,836
Stock-based compensation expense	—	—	4,176	—	4,176
Dividends declared	—	—	—	(9,927)	(9,927)
Balance at June 30, 2023	36,765	368	328,277	3,919,650	4,248,295
During the three months ended June 30, 2024 and 2023, our Board of Directors approved, and we paid, a quarterly cash dividend on common stock of $0.75 and $0.27 per share, respectively. Quarterly dividends declared and paid during the six months ended June 30, 2024 and 2023, totaled $1.50 and $0.54 per share, respectively. During the three and six months ended June 30, 2024 and 2023, we reflected the applicable excise tax on share repurchases in Additional paid-in capital as part of the cost basis of the stock repurchased and recorded a corresponding liability in Accrued liabilities on the accompanying unaudited consolidated balance sheets.

NOTE 11 — STOCK BASED AND DEFERRED COMPENSATION

We have a stock compensation plan, the Meritage Homes Corporation 2018 Stock Incentive Plan (the “2018 Plan"), that was approved by our Board of Directors and our stockholders and adopted in May 2018. In May 2023, the Board of Directors and stockholders approved an amendment to the 2018 Plan to increase the number of shares available for issuance by 800,000. The 2018 Plan is administered by our Board of Directors and allows for the grant of stock appreciation rights, restricted stock awards, restricted stock units, performance share awards and performance-based awards in addition to non-qualified and incentive stock options. All available shares from expired, terminated, or forfeited awards that remained under prior plans were merged into and became available for grant under the 2018 Plan. The 2018 Plan authorizes awards to officers, key employees, non-employee directors and consultants. The 2018 Plan authorizes 7,400,000 shares of stock to be awarded, of which 1,151,115 shares remain available for grant at June 30, 2024. We believe that such awards provide a means of long-term compensation to attract and retain qualified employees and better align the interests of our employees with those of our stockholders. Non-vested stock awards are usually granted with a five-year ratable vesting period for employees, a three-year cliff vesting for both restricted stock units and performance-based awards granted to senior executive officers and either a three-year cliff vesting or one-year vesting for non-employee directors, dependent on their start date.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock-based compensation expense	$4,718	$4,176	$10,832	$10,401
Non-vested shares granted	—	2,100	140,665	180,412
Performance-based non-vested shares granted	—	—	37,698	42,964
Performance-based shares issued in excess of target shares granted (1)	—	—	15,978	26,167
Restricted stock awards vested (includes performance-based awards)	8,200	—	248,618	287,171
(1)Performance-based shares that vested and were issued as a result of performance achievement exceeding the originally established targeted number of shares related to respective performance metrics.
The following table includes additional information regarding our stock compensation plan (dollars in thousands):

	As of
	June 30, 2024	December 31, 2023
Unrecognized stock-based compensation cost	$38,819	$27,791
Weighted average years expense recognition period	2.11	1.94
Total equity awards outstanding (1)	627,937	703,415
(1)Includes unvested restricted stock units and performance-based awards (assuming 100%/target payout).
We also offer a non-qualified deferred compensation plan ("deferred compensation plan") to highly compensated employees in order to allow them additional pre-tax income deferrals above and beyond the limits that qualified plans, such as 401(k) plans, impose on highly compensated employees. We do not currently offer a contribution match on the deferred compensation plan. All contributions to the plan to date have been funded by the employees and, therefore, we have no associated expense related to the deferred compensation plan for the three and six months ended June 30, 2024 or 2023, other than minor administrative costs.

NOTE 12 — INCOME TAXES
Components of the provision for income taxes are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Federal	$52,340	$41,831	$90,462	$68,271
State	13,466	10,857	23,343	18,419
Total	$65,806	$52,688	$113,805	$86,690

The effective tax rate for the three and six months ended June 30, 2024 was 22.1% and 21.4%, and for the three and six months ended June 30, 2023 was 22.0% and 21.4%, respectively. The rate for all periods reflects the increased §45L energy-efficient homes federal tax credit on qualifying homes under the Internal Revenue Code ("IRC") enacted in the Inflation Reduction Act ("IRA") in August 2022.
At June 30, 2024 and December 31, 2023, we have no unrecognized tax benefits. We believe our current income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change. Our policy is to accrue interest and penalties on unrecognized tax benefits and include them in the provision for income taxes.
We determine our deferred tax assets and liabilities in accordance with ASC 740, Income Taxes. We evaluate our deferred tax assets, including the benefit from net operating losses ("NOLs"), by jurisdiction to determine if a valuation allowance is required. This evaluation considers, among other matters, the nature, frequency and severity of cumulative losses, forecasts of future profitability, the length of statutory carry forward periods, experiences with operating losses and experiences of utilizing tax credit carry forwards and tax planning alternatives. We have no NOLs or credit carryovers, and determined that no valuation allowance on our deferred tax assets is necessary at June 30, 2024.

At June 30, 2024, we have $7.7 million in income taxes payable and no income taxes receivable. The income taxes payable primarily consists of current federal and state tax accruals, net of current energy tax credits and estimated tax payments and is recorded in Accrued liabilities on the accompanying unaudited consolidated balance sheets at June 30, 2024.
We conduct business and are subject to tax in the U.S. both federally and in several states. With few exceptions, we are no longer subject to U.S. federal, state, or local income tax examinations by taxing authorities for years prior to 2019. We have no state income tax examinations being conducted at this time.

NOTE 13 — SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
The following table presents certain supplemental cash flow information (in thousands):

	Six Months Ended June 30,
	2024	2023
Cash paid during the year for:
Interest, net of interest capitalized	$(2,341)	$(934)
Income taxes paid	$114,054	$86,587
Non-cash operating activities:
Real estate acquired through notes payable	$3,630	$6,356

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

The following segment information is in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Homebuilding revenue (1):
West	$622,837	$528,977	$1,138,469	$963,114
Central	459,180	458,709	886,745	884,159
East	611,721	579,714	1,136,925	999,435
Consolidated total	$1,693,738	$1,567,400	$3,162,139	$2,846,708
Homebuilding segment operating income:
West	$100,779	$52,283	$172,043	$91,092
Central	82,613	83,491	155,716	148,782
East	110,209	103,517	204,486	164,393
Total homebuilding segment operating income	293,601	239,291	532,245	404,267
Financial services segment profit/(loss)	4,837	(2,557)	4,147	366
Corporate and unallocated costs (2)	(11,944)	(10,072)	(24,905)	(21,512)
Interest expense	—	—	—	—
Other income, net	11,498	12,862	20,520	21,706
Loss on early extinguishment of debt	(631)	—	(631)	—
Earnings before income taxes	$297,361	$239,524	$531,376	$404,827

(1)Homebuilding revenue includes the following land closing revenue, by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Land closing revenue:
West	$—	$9,760	$—	$26,575
Central	—	1,908	—	2,478
East	—	12,711	2,305	12,711
Total	$—	$24,379	$2,305	$41,764
(2)Balance consists primarily of corporate costs and shared service functions such as finance and treasury that are not allocated to the homebuilding or financial services reporting segments.

	At June 30, 2024
	West		Central		East		Financial Services	Corporate and Unallocated		Total
Deposits on real estate under option or contract	$26,295		$19,477		$110,926		$—	$—		$156,698
Real estate	1,779,125		1,316,282		2,079,677		—	—		5,175,084
Investments in unconsolidated entities	—		2,794		20,021		—	815		23,630
Other assets	56,320	(1)	275,958	(2)	106,846	(3)	2,074	1,127,370	(4)	1,568,568
Total assets	$1,861,740		$1,614,511		$2,317,470		$2,074	$1,128,185		$6,923,980

(1)Balance consists primarily of cash and cash equivalents, prepaids and other assets and property and equipment, net.
(2)Balance consists primarily of cash and cash equivalents, development reimbursements from local municipalities and prepaids and other assets.
(3)Balance consists primarily of cash and cash equivalents, goodwill (see Note 9), and prepaids and other assets.

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
(1)Balance consists primarily of cash and cash equivalents, receivables from title companies and property and equipment, net.
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

NOTE 15 — COMMITMENTS AND CONTINGENCIES
We are involved in various routine legal and regulatory proceedings, including, without limitation, claims and litigation alleging construction defects. In general, the proceedings are incidental to our business, and most exposure is subject to and should be covered by warranty and indemnity obligations of our consultants and subcontractors. Additionally, some such claims are also covered by insurance. With respect to the majority of pending litigation matters, our ultimate legal and financial responsibility, if any, cannot be estimated with certainty and, in most cases, any potential material losses related to these matters are not considered probable. Historically, most disputes regarding warranty claims are resolved prior to litigation. We believe there are no pending legal or warranty matters as of June 30, 2024 that could have a material adverse impact upon our consolidated financial condition, results of operations or cash flows that have not been sufficiently reserved.

As discussed in Note 1 under the heading “Warranty Reserves”, we have case specific reserves within our $34.8 million of total warranty reserves related to alleged stucco defects in certain homes we constructed predominantly between 2006 and 2017 and HVAC condensation issues in limited geographies for homes constructed and delivered in 2021 and the first half of 2022. Our review and management of these matters is ongoing and our estimate of and reserves for resolving them is based on internal data, historical experience, our judgment and various assumptions and estimates. Due to the degree of judgment and the potential for variability in our underlying assumptions and data, as we obtain additional information, we may revise our estimate and thus our related reserves. As of June 30, 2024, after considering potential recoveries from the consultants and contractors involved and their insurers and the potential recovery under our general liability insurance policies, we did not adjust such reserves and we believe our reserves are sufficient to cover the above mentioned matters. See Note 1 for information related to our warranty obligations.

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
The words “believe,” “expect,” “anticipate,” “forecast,” “plan,” “intend,” “may,” “will,” “should,” “could,” “estimate,” "target," and “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. All statements we make other than statements of historical fact are forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Forward-looking statements in this Quarterly Report include statements concerning our belief that we have ample liquidity; our goals, strategies and strategic initiatives including our all-spec strategy and the anticipated benefits relating thereto; our intentions and the expected benefits and advantages of our product and land positioning strategies, including with respect to our focus on the first-time and first move-up home buyer and housing demand for affordable homes; the benefits of and our intentions to use options to acquire land; our positions and our expected outcome relating to litigation and regulatory proceedings in general; our intentions to pay quarterly dividends; the sustainability of our tax positions; that we may repurchase our debt and equity securities; our non-use of derivative financial instruments; expectations regarding our industry and our business for the remainder of 2024 and beyond; the demand for and the pricing of our homes; our land and lot acquisition strategy (including that we will redeploy cash to acquire well-positioned finished lots and that we may participate in joint ventures or opportunities outside of our existing markets if opportunities arise and the benefits relating thereto); that we may expand into new markets; the availability of labor and materials for our operations; that we may seek additional debt or equity capital; our expectation that existing guarantees, letters of credit and performance and surety bonds will not be drawn on; the sufficiency of our insurance coverage and legal and warranty reserves; the outcome of pending litigation; the sources and sufficiency of our capital resources to support our business strategy; the sufficiency of our land pipeline; the impact of new accounting standards and changes in accounting estimates; trends and expectations concerning future demand for homes, home construction cycle times, sales prices, sales orders, cancellations, construction and materials costs and availability, general and administrative costs, gross margins, land costs, inflation, community counts and profitability and future home supply and inventories; our future cash needs and sources, and the impact of seasonality.

Important factors that could cause actual results to differ materially from those in forward-looking statements, and that could negatively affect our business include, but are not limited to, the following: increases in interest rates or decreases in mortgage availability, and the cost and use of rate locks and buy-downs; inflation in the cost of materials used to develop communities and construct homes; cancellation rates; supply chain and labor constraints; the ability of our potential buyers to sell their existing homes; our ability to acquire and develop lots may be negatively impacted if we are unable to obtain performance and surety bonds; the adverse effect of slow absorption rates; legislation related to tariffs; impairments of our real estate inventory; competition; home warranty and construction defect claims; failures in health and safety performance; fluctuations in quarterly operating results; our level of indebtedness; our exposure to counterparty risk with respect to our Capped Calls; our ability to obtain financing if our credit ratings are downgraded; our exposure to and impacts from natural disasters or severe weather conditions; the availability and cost of finished lots and undeveloped land; the success of our strategy to offer and market entry-level and first move-up homes; a change to the feasibility of projects under option or contract that could result in the write-down or write-off of earnest money or option deposits; our limited geographic diversification; shortages in the availability and cost of subcontract labor; the replication of our energy-efficient technologies by our competitors; our exposure to information technology failures and security breaches and the impact thereof; the loss of key personnel; changes in tax laws that adversely impact us or our homebuyers; our inability to prevail on contested tax positions; failure of our employees and representatives to comply with laws and regulations; our compliance with government regulations; liabilities or restrictions resulting from regulations applicable to our financial services operations; negative publicity that affects our reputation; potential disruptions to our business by an epidemic or pandemic, and measures that federal, state and local governments and/or health authorities implement to address it; and other factors identified in documents filed by the Company with the Securities and Exchange Commission, including those set forth in our Form 10-K for the year ended December 31, 2023 under the caption "Risk Factors."
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
Overview and Outlook

Demand for new homes was healthy during the second quarter of 2024 despite ongoing volatility in mortgage interest rates impacting mortgage affordability. The demand for our product, primarily entry-level homes, has been spurred by life events within our target demographics of Millennials, Baby Boomers, and now Gen Z, that necessitate a housing change, amid a backdrop of a persistent shortage of existing housing supply. Our spec building strategy and streamlined operations provide us with appropriate levels of available inventory to capitalize on this demand by providing a quick move-in opportunity, one of the most desirable characteristics for our potential customers and creates an offering similar to the missing resale product. We believe that our interest rate buy-downs and other financing incentives provide us with a competitive advantage over resale homes and new home builders that do not offer such incentives, further contributing to our strong results.
We believe that the execution of our strategy has, and will continue to, drive strong performance of the key financial measures of home closing volume, home closing gross margin, selling, general and administrative cost leveraging, balance sheet management and long-term community count growth. Supply chain disruptions that impacted production costs and cycle times in the homebuilding industry as a whole over the last several years began to ease in 2023 and have continued to improve, leading to significant improvements in 2024. We believe that cycle times will approximate normal conditions for the remainder of 2024.
Summary Company Results

We achieved record second quarter home closing revenue and units volume of $1.7 billion on 4,118 homes in the three months ended June 30, 2024, up from $1.5 billion on 3,490 homes in the same prior year period. The 9.8% increase in home closing revenue year-over-year was driven by an 18.0% increase in volume while average sales price ("ASP") on closings decreased 7.0% due primarily to a combination of product mix and geography shift. Second quarter 2024 home closing gross margin improved 150 basis points to 25.9% for home closing gross profit of $439.5 million compared to 24.4% and $377.0 million, respectively, in the second quarter of 2023. The margin improvement is primarily due to lower direct costs and leverage of higher home closing revenue on overhead costs combined with shorter construction cycle times, partially offset by higher lot costs. Financial services profit of $4.8 million in the second quarter of 2024 reflects $2.0 million of charges taken for unused prepaid interest rate locks that expired during the period, as compared to a Financial Services loss of $2.6 million in 2023 that included $7.9 million of similar charges. Commissions and other sales costs of $104.7 million in the three months ended June 30, 2024 increased $8.9 million largely a result of higher home closing revenue. General and administrative expenses of $53.2 million in the three months ended June 30, 2024 were relatively consistent with the same period in 2023 of $52.1 million. Other income, net of $11.5 million decreased $1.4 million due to less interest earned on a lower average cash balance. Earnings before income taxes for the three months ended June 30, 2024 of $297.4 million increased $57.8 million year over year from $239.5 million in 2023. The effective income tax rate of 22.1% and 22.0% for the three months ended June 30, 2024 and 2023, respectively, reflect the benefit from earned eligible energy tax credits on qualifying homes under the Inflation Reduction Act ("IRA"). The increase in year-over-year profitability resulted in net earnings of $231.6 million in the three months ended June 30, 2024 versus $186.8 million in the three months ended June 30, 2023.

Similar to the second quarter, 19.4% higher home closing volume led to a 12.7% improvement in home closing revenue for the six months ended June 30, 2024 versus 2023. Home closing gross margin of 25.9% improved 240 basis points year over year, for a $158.0 million increase in home closing gross profit. Higher gross margin and profitability and an effective tax rate of 21.4% led to net income of $417.6 million for the six months ended June 30, 2024, compared to $318.1 million for the 2023 period.

Home orders of 3,799 for the quarter ended June 30, 2024 were 13.7% higher than the second quarter of 2023 on a relatively flat average active community count. The volume growth in orders reflects a 15.4% increase in orders pace to 4.5 per month compared to 3.9 in 2023. Home order value increased 6.7% year-over-year, to $1.6 billion during the three months ended June 30, 2024, versus $1.5 billion in the same period of 2023, from the higher volume which was partially offset by a 6.2% decrease in ASP on orders primarily due to product and geographic mix. Entry-level homes represented 92% of orders in the second quarter of 2024 compared to 85% in the second quarter of 2023. Our cancellation rate of 10% in the second quarter of 2024 was down slightly from 12% in the second quarter of 2023.

Similar to the second quarter, for the six months ended June 30, 2024, home orders and home order value increased 14.1% and 7.5%, respectively, over the prior year. The cancellation rate of 9% improved from 13% in the prior year period. We ended the second quarter of 2024 with 2,714 homes in backlog valued at $1.1 billion, decreases of 28.0% and 34.2%, respectively, from June 30, 2023. The decrease in backlog units is due to a higher backlog conversion rate of 135.8% during the second quarter of 2024, compared to 89.0% in the second quarter of 2023. A higher percentage of spec homes sold later in the construction cycle contributed to the higher backlog conversion rate and resulted in an increased percentage of home orders that converted to closings within the same quarter.

We ended the second quarter of 2024 with 287 active communities, down from 291 at June 30, 2023 although up sequentially from 275 at March 31, 2024. We purchased approximately 8,900 lots for $477.1 million, spent $584.3 million on land development and started construction on 8,461 homes during the six months ended June 30, 2024.

Company Positioning
We believe that the investments in our new communities designed for the first-time and first move-up homebuyer, our commitment to being an all-spec builder, and our offerings of energy-efficient products in our entry-level homes create a differentiated strategy that has aided us in our growth in the highly competitive new home market.

Our focus on growing our community count and market share includes the following strategic initiatives:
•Delivering affordable homes on a shorter timeline through simplification of production processes and maintaining levels of spec inventory that are aligned with our strategy;
•Offering our customers affordable, turnkey, move-in ready homes with a 60-day closing guarantee;
•Embracing external realtor relationships, as we view realtors as a trusted resource for potential customers, particularly for first-time buyers;
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
•Carefully managing our liquidity and a strong balance sheet. We ended the second quarter of 2024 with a 21.2% debt-to-capital ratio and a 6.2% net debt-to-capital ratio, after issuing $575.0 million of convertible senior notes during the second quarter;
•Balancing return of capital to our shareholders with internal growth goals, utilizing both share repurchases and dividend payments;
•Managing construction efficiencies and costs through national and regional vendor relationships with a focus on timely, quality construction and warranty management;
•Promoting a positive environment for our employees through our commitment to foster diversity, equity and inclusion and providing market-competitive benefits in order to develop and motivate our employees, minimize turnover and maximize recruitment efforts; and
•Targeting a strong yet sustainable orders pace through the use of consumer, market and artificial intelligence research to ensure that we build homes that offer our buyers their desired features and amenities.

Critical Accounting Estimates
The critical accounting estimates that we deem to involve the most difficult, subjective or complex judgments include real estate valuation and cost of home closings, warranty reserves and valuation of deferred tax assets. There have been no significant changes to our critical accounting estimates during the six months ended June 30, 2024 compared to those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our 2023 Annual Report on Form 10-K for the year ended December 31, 2023 (the "Annual Report").

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

Home Closing Revenue	Three Months Ended June 30,		Quarter over Quarter
	2024	2023	Change $	Change %
Total
Dollars	$1,693,738	$1,543,021	$150,717	9.8%
Homes closed	4,118	3,490	628	18.0%
Average sales price	$411.3	$442.1	$(30.8)	(7.0)%
West Region
Dollars	$622,837	$519,217	$103,620	20.0%
Homes closed	1,265	997	268	26.9%
Average sales price	$492.4	$520.8	$(28.4)	(5.5)%
Central Region
Dollars	$459,180	$456,801	$2,379	0.5%
Homes closed	1,265	1,094	171	15.6%
Average sales price	$363.0	$417.6	$(54.6)	(13.1)%
East Region
Dollars	$611,721	$567,003	$44,718	7.9%
Homes closed	1,588	1,399	189	13.5%
Average sales price	$385.2	$405.3	$(20.1)	(5.0)%

	Six Months Ended June 30,		Quarter over Quarter
	2024	2023	Change $	Change %
Total
Dollars	$3,159,834	$2,804,944	$354,890	12.7%
Homes closed	7,625	6,387	1,238	19.4%
Average sales price	$414.4	$439.2	$(24.8)	(5.6)%
West Region
Dollars	$1,138,469	$936,539	$201,930	21.6%
Homes closed	2,279	1,782	497	27.9%
Average sales price	$499.5	$525.6	$(26.1)	(5.0)%
Central Region
Dollars	$886,745	$881,681	$5,064	0.6%
Homes closed	2,432	2,142	290	13.5%
Average sales price	$364.6	$411.6	$(47.0)	(11.4)%
East Region
Dollars	$1,134,620	$986,724	$147,896	15.0%
Homes closed	2,914	2,463	451	18.3%
Average sales price	$389.4	$400.6	$(11.2)	(2.8)%

Home Orders (1)	Three Months Ended June 30,		Quarter over Quarter
	2024	2023	Change $	Change %
Total
Dollars	$1,573,456	$1,474,713	$98,743	6.7%
Homes ordered	3,799	3,340	459	13.7%
Average sales price	$414.2	$441.5	$(27.3)	(6.2)%
West Region
Dollars	$557,296	$515,325	$41,971	8.1%
Homes ordered	1,114	990	124	12.5%
Average sales price	$500.3	$520.5	$(20.2)	(3.9)%
Central Region
Dollars	$399,854	$440,377	$(40,523)	(9.2)%
Homes ordered	1,100	1,065	35	3.3%
Average sales price	$363.5	$413.5	$(50.0)	(12.1)%
East Region
Dollars	$616,306	$519,011	$97,295	18.7%
Homes ordered	1,585	1,285	300	23.3%
Average sales price	$388.8	$403.9	$(15.1)	(3.7)%

	Six Months Ended June 30,		Quarter over Quarter
	2024	2023	Change $	Change %
Total
Dollars	$3,204,651	$2,981,606	$223,045	7.5%
Homes ordered	7,790	6,827	963	14.1%
Average sales price	$411.4	$436.7	$(25.3)	(5.8)%
West Region
Dollars	$1,138,101	$1,151,261	$(13,160)	(1.1)%
Homes ordered	2,284	2,276	8	0.4%
Average sales price	$498.3	$505.8	$(7.5)	(1.5)%
Central Region
Dollars	$882,037	$860,898	$21,139	2.5%
Homes ordered	2,410	2,138	272	12.7%
Average sales price	$366.0	$402.7	$(36.7)	(9.1)%
East Region
Dollars	$1,184,513	$969,447	$215,066	22.2%
Homes ordered	3,096	2,413	683	28.3%
Average sales price	$382.6	$401.8	$(19.2)	(4.8)%

(1)Home orders for any period represent the aggregate sales price of all homes ordered, net of cancellations. We do not include orders contingent upon the sale of a customer’s existing home or a mortgage pre-approval as a sales contract until the contingency is removed.

Order Backlog (1)	At June 30,		Quarter over Quarter
	2024	2023	Change $	Change %
Total
Dollars	$1,109,687	$1,687,536	$(577,849)	(34.2)%
Homes in backlog	2,714	3,772	(1,058)	(28.0)%
Average sales price	$408.9	$447.4	$(38.5)	(8.6)%
West Region
Dollars	$367,436	$669,636	$(302,200)	(45.1)%
Homes in backlog	751	1,366	(615)	(45.0)%
Average sales price	$489.3	$490.2	$(0.9)	(0.2)%
Central Region
Dollars	$278,485	$401,601	$(123,116)	(30.7)%
Homes in backlog	746	959	(213)	(22.2)%
Average sales price	$373.3	$418.8	$(45.5)	(10.9)%
East Region
Dollars	$463,766	$616,299	$(152,533)	(24.7)%
Homes in backlog	1,217	1,447	(230)	(15.9)%
Average sales price	$381.1	$425.9	$(44.8)	(10.5)%

(1)Our backlog represents net home orders that have not closed.

Active Communities and Cancellation Rates

Active Communities	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
	Ending	Average	Ending	Average	Ending	Average	Ending	Average
Total	287	281.0	291	284.5	287	277.2	291	280.1
West Region	85	84.0	98	97.0	85	81.9	98	96.0
Central Region	76	78.0	82	82.0	76	81.3	82	81.7
East Region	126	119.0	111	105.5	126	114.0	111	102.4

Cancellation Rates (2)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total	10%	12%	9%	13%
West Region	10%	15%	9%	14%
Central Region	12%	11%	10%	14%
East Region	8%	9%	8%	12%

(2)Cancellation rates are computed as the number of canceled units for the period divided by the gross sales units for the same period.

Operating Results

Companywide. We reported our highest second quarter home closing revenue and volume in Company history, improving 9.8% and 18.0%, respectively, over prior year, with 4,118 closings valued at $1.7 billion for the three months ended June 30, 2024, compared to 3,490 closings valued at $1.5 billion in 2023. The 7.0% decrease in ASP on closings is primarily the result of product mix shift, with entry-level homes representing 91% of second quarter 2024 closings compared to 83% in the second quarter of 2023, as well as geographic mix. Home closing volume in the three months ended June 30, 2024 increased over the same period in 2023 despite entering the quarter with lower backlog than prior year, due to a higher backlog conversion rate of 135.8%, as compared to 89.0% in the prior second quarter period. Improvements in home order volume in the three months ended June 30, 2024 of 13.7% to 3,799 homes as compared to 3,340 homes in the three months ended June 30, 2023 is primarily tied to a 15.4% higher orders pace of 4.5 per month up from 3.9 per month in the 2023 period. Home order value of $1.6 billion in the three months ended June 30, 2024 increased 6.7% from 2023 resulting from the higher order volume partially offset by 6.2% lower ASP on orders; similar to that of closing ASP, a higher percentage of our home orders being entry-level homes and geographic mix shift drove overall ASP down. Order cancellations of 10% for the three months ended June 30, 2024 were down from 12% in the three months ended June 30, 2023; the current run rate for cancellations across the company is below our historical company average and demonstrates the tightening of overall inventory availability and attractiveness of our financing incentives.

For the six months ended June 30, 2024, home closing volume increased 19.4% to 7,625 closings, which led to home closing revenue of $3.2 billion, up 12.7% from $2.8 billion in the prior year. The increased volume was partially offset by a 5.6% year-over-year decrease in ASP on closings. Similar to the second quarter, home order volume of 7,790 was up 14.1% and home order value of $3.2 billion was up 7.5% from prior year due to higher volume and a 5.8% decrease in ASP on orders. The increase in home order volume was driven entirely from the 14.6% increase in orders pace of 4.7 homes per month, compared to 4.1 in 2023, on a relatively flat average active community count. We ended the second quarter of 2024 with 287 actively selling communities, down from 291 June 30, 2023 but up sequentially from 275 at March 31, 2024. The quarter ended with 2,714 homes in backlog valued at $1.1 billion, compared to 3,772 units valued at $1.7 billion at June 30, 2023. The lower backlog year over year is a result of the significant improvement in our backlog conversion rate, discussed above, as we are selling spec homes later in the construction cycle.
West. The West Region generated $622.8 million in home closing revenue in the three months ended June 30, 2024, a 20.0% increase compared to the $519.2 million in prior year period. The higher revenue was due to the 26.9% higher volume of 1,265 homes in the three months ended June 30, 2024, up from 997 homes in the prior year period. The higher volume of closing revenue was partially offset by lower ASP on closings, down 5.5% year over year due to a product mix shift to more entry-level homes. Home orders in the three months ended June 30, 2024 of 1,114 were up 12.5% from 990 in the prior year, resulting from a 29.4% increase in orders pace to 4.4 homes per month from 3.4 per month in 2023, more than offsetting the 13.4% lower number of average active communities. Although the West Region average active community count is down from 2023, it did increase sequentially from the first quarter of 2024. Home order value of $557.3 million for the second quarter of 2024 increased 8.1% from prior year due to the impact of the higher order volume offset in part by a 3.9% lower ASP. The West Region cancellation rate of 10% in the three months ended June 30, 2024 improved from 15% in the prior year.
For the six months ended June 30, 2024, home closing revenue of $1.1 billion increased 21.6% due to 497 more units closed, while ASP on closings decreased 5.0% compared to prior year due to product mix shift previously mentioned. Home order volume in the West Region of 2,284 was relatively flat with prior year as a 17.5% increase in orders pace of 4.7 homes per month was mostly offset by the 14.7% decrease in the average number of actively selling communities. Home order value of $1.1 billion was down 1.1% due to a 1.5% lower ASP. The year-to-date cancellation rate of 9% declined significantly from 14% in the prior year period. The West Region ended the second quarter of 2024 with 751 homes in backlog valued at $367.4 million, compared to 1,366 units valued at $669.6 million at June 30, 2023, lower backlog is due entirely to a higher backlog conversion rate of 140.2% for the three months ended June 30, 2024 compared to 72.6% in the same period of 2023.
Central. The Central Region closed 1,265 homes in the three months ended June 30, 2024, up 15.6% from 1,094 in the prior year period due to an increase in the backlog conversion rate of 138.9% compared to 110.7% for the same prior year period. Home closing revenue of $459.2 million in the three months ended June 30, 2024 was relatively flat with the prior year period, as the higher volume was offset by a 13.1% decrease in ASP on closings due to product mix shift and higher utilization of incentives. Home order volume increased 3.3% to 1,100 homes in the three months ended June 30, 2024 as orders pace improved 9.3% to 4.7 homes per month in three months ended June 30, 2024, compared to 4.3 homes per month in the same prior year period. Despite the higher order volume, home order value of $399.9 million declined 9.2% from $440.4 million in the prior year quarter as ASP on orders in the three months ended June 30, 2024 decreased $50,000, or 12.1%, from 2023, from more entry-level homes sold in 2024. The Central Region cancellation rate of 12% in the three months ended June 30, 2024 was relatively in line with 11% in the three months ended June 30, 2023.

Year-to-date home closing results in the Central Region were similar to those of the second quarter. For the six months ended June 30, 2024, home closing revenue of $886.7 million on 2,432 home closings increased and 0.6% and 13.5%, respectively. For the six months ended June 30, 2024, home orders increased 12.7%, partially offset by a 9.1% drop in ASP on orders, which led to a 2.5% overall improvement in home order value of $882.0 million. Order volume was higher due to an 11.4% increase in orders pace to 4.9 homes per month on a relatively flat average active community count. The year-to-date cancellation rate of 10% for the six months ended June 30, 2024 improved from 14% in the prior year period. The Central Region ended the quarter with 746 units in backlog valued at $278.5 million, down 22.2% and 30.7%, respectively, compared to June 30, 2023. The decrease in backlog units is due to the higher backlog conversion rate discussed previously.
East. During the three months ended June 30, 2024, the East Region closed 1,588 homes for $611.7 million, compared to 1,399 closings and $567.0 million in home closing revenue in the comparable prior year period. The 13.5% increase in volume, largely benefiting from the 130.2% backlog conversion rate, was partially offset by 5.0% lower ASP on home closings. Home orders of 1,585 in the three months ended June 30, 2024 increased 23.3% due to the combination of a 12.8% higher average active communities and a 7.3% increase in orders pace to 4.4 homes per month in the three months ended June 30, 2024 compared to 4.1 homes per month in 2023. Order value rose to $616.3 million in the three months ended June 30, 2024, from $519.0 million in the prior year period, from the 23.3% higher volume, partially offset by the 3.7% lower ASP on orders. The cancellation rate of 8% in the three months ended June 30, 2024 remained consistent with 9% in the same prior year period.
The year-to-date results of the East Region were similar to those of the three months ended June 30, 2024, with 18.3% and 15.0% improvements in home closing volume and revenue, respectively, compared to the 2023 period, closing 2,914 homes for $1.1 billion in home closing revenue for the six months ended June 30, 2024. Orders volume increased 28.3% due to an 11.3% increase in average active communities coupled with a 15.4% higher orders pace for the six months ended June 30, 2024. The higher order volume led to a 22.2% increase in home order value of $1.2 billion, as ASP on orders declined 4.8% due to a higher mix of entry-level homes. Year-to-date, the East Region's cancellation rate of 8% saw a significant drop from 12% in the prior year. This Region has experienced our lowest cancellation rates in the Company in 2024 and is well below our historical company average due to overall tightening of inventory in these markets. The East Region ended the second quarter of 2024 with 1,217 homes in backlog valued at $463.8 million, down 15.9% and 24.7%, respectively, from 1,447 homes valued at $616.3 million at June 30, 2023.
Land Closing Revenue and Gross Profit
From time to time, we may sell certain lots or land parcels to other homebuilders, developers or investors if we feel the sale will provide a greater economic benefit to us than continuing home construction or where we are looking to diversify our land positions in a specific geography or divest of assets that no longer align with our strategy. We had no land sales for the three months ending June 30, 2024, and recognized land closing revenue and profit of $24.4 million and $0.2 million, respectively, for the three months ending June 30, 2023. Year-to-date land sales resulted in profit of $7,000 and $1.6 million for 2024 and 2023, respectively.

Other Operating Information (dollars in thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
	Dollars	Percent of Home Closing Revenue	Dollars	Percent of Home Closing Revenue	Dollars	Percent of Home Closing Revenue	Dollars	Percent of Home Closing Revenue
Home Closing Gross Profit (1)
Total	$439,506	25.9%	$376,980	24.4%	$817,464	25.9%	$659,441	23.5%

West	$148,264	23.8%	$95,548	18.4%	$263,392	23.1%	$169,635	18.1%

Central	$124,654	27.1%	$126,432	27.7%	$241,274	27.2%	$232,142	26.3%

East	$166,588	27.2%	$155,000	27.3%	$312,798	27.6%	$257,664	26.1%

(1)Home closing gross profit represents home closing revenue less cost of home closings, including impairments, if any. Cost of home closings includes land and associated development costs, direct home construction costs, an allocation of common community costs (such as architectural, legal and zoning costs), interest, sales tax, impact fees, warranty, construction overhead and closing costs.
Companywide. Gross profit for the three months ended June 30, 2024 was $439.5 million, with a margin of 25.9%, a 150 basis point improvement from 24.4% in the three months ended June 30, 2023. The margin improvement was due to lower direct costs offset partially by higher lot costs, leverage of higher home closing revenue on overhead costs coupled with shorter construction cycle times. For the six months ended June 30, 2024, gross profit of $817.5 million and margin of 25.9% increased from $659.4 million and 23.5% in six months ended June 30, 2023, for a margin improvement of 240 basis points, also due to lower direct costs, leverage of higher home closing revenue on overhead costs and shorter construction cycle times. For both the three and six month periods, the average per home cost of interest lock incentives was lower, reducing the negative drag on margin year over year.

West. The West Region had a 540 basis point improvement in home closing gross margin of 23.8% for the three months ended June 30, 2024 versus 18.4% in the three months ended June 30, 2023. Similarly, year-to-date gross margin improved 500 basis point to 23.1% in 2024 compared to 18.1% in 2023. The margin improvement in both periods was due to direct cost savings, leverage of higher home closing revenue on overhead costs and shorter construction cycle times, all of which were partially offset by higher lot costs. Additionally, home closing gross margin for both the three and six month periods ended June 30, 2023 were negatively impacted by significant incentives to address affordability concerns caused by years of steep price appreciation as well as elevated direct costs that had just begun to improve.
Central. The Central Region home closing gross margin of 27.1% for the three months ended June 30, 2024, a 60 basis point decrease from 27.7% in the prior year quarter, was due to geographic mix of closings. All divisions benefited from lower direct costs and savings resulting from shorter construction cycle times, which were offset by higher lot costs and increased utilization of interest rate lock incentives in certain markets. Year-to-date, the Central Region gross margin of 27.2% in 2024 improved 90 basis points from 26.3% in 2023 as a result of lower direct costs, leverage of higher home closing revenue on overhead costs, and shorter construction cycle times, which were offset by higher utilization of interest rate lock incentives and higher lot costs.
East. The East Region home closing gross margin of 27.2% for the three months ended June 30, 2024 was consistent with 27.3% for the comparable 2023 period, as savings in direct costs and higher vendor rebates were offset by increased lot costs. For the six months ended June 30, 2024, the East Region home closing gross margin improved 150 basis points to 27.6% due to lower direct costs and leverage of higher home closing revenue on overhead costs, all of which were partially offset by higher lot costs.

Financial Services Profit/(Loss) (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Financial services profit/(loss)	$4,837	$(2,557)	$4,147	$366
Financial services profit/(loss) represents the net profit/(loss) of our financial services operations, including the operating profit generated by our wholly-owned title and insurance companies, Carefree Title Agency, Inc. and Meritage Homes Insurance Agency, respectively, as well as our portion of earnings from a mortgage joint venture. Financial services profit of $4.8 million in the three months ended June 30, 2024 increased $7.4 million from a loss of $2.6 million in the same prior year period, as the prior year period included $7.9 million in charges related to unused interest rate forward commitments that expired as compared to $2.0 million of similar charges in the second quarter of 2024. Financial services profit for the three months ended June 30, 2024 also increased due to higher profits for both the title and insurance companies as a result of higher home closings volume. Similar to the second quarter results, year-to-date financial services profit increased $3.8 million due to fewer charges related to unused interest rate forward commitments and greater title and insurance company profits resulting from higher home closings volume.
Selling, General and Administrative Expenses and Other Expenses (dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Commissions and other sales costs	$(104,665)	$(95,798)	$(206,215)	$(178,644)
Percent of home closing revenue	6.2%	6.2%	6.5%	6.4%
General and administrative expenses	$(53,184)	$(52,140)	$(103,916)	$(99,659)
Percent of home closing revenue	3.1%	3.4%	3.3%	3.6%
Interest expense	$—	$—	$—	$—
Other income, net	$11,498	$12,862	$20,520	$21,706
Loss on early extinguishment of debt	$(631)	$—	$(631)	$—
Provision for income taxes	$(65,806)	$(52,688)	$(113,805)	$(86,690)

Commissions and Other Sales Costs. Commissions and other sales costs are comprised of internal and external commissions and related sales and marketing expenses such as advertising and sales office costs. These costs increased $8.9 million to $104.7 million in the three months ended June 30, 2024, due to higher home closing revenue and increased costs associated with maintaining higher levels of spec inventory. Commissions and other sales costs were 6.2% of home closing revenue in both second quarter periods. For the six months ended June 30, 2024, commissions and other sales costs of $206.2 million were 6.5% of home closing revenue, increases of $27.6 million and 10 basis points, respectively.

General and Administrative Expenses. General and administrative expenses represent corporate and divisional overhead expenses such as salaries and bonuses, occupancy, insurance and travel expenses. For the three months ended June 30, 2024, general and administrative expenses of $53.2 million were relatively consistent with $52.1 million in the prior year period, and improved 30 basis points to 3.1% of home closing revenue. For the six months ended June 30, 2024, general and administrative expenses of $103.9 million increased $4.3 million, but as a percentage of home closing revenue improved 30 basis points. For both the three and six months ended June 30, 2024 general and administrative expenses declined as a percentage of home closing revenue due to leverage of higher home closing revenue on fixed overhead expenses.
Interest Expense. Interest expense is comprised of interest incurred, but not capitalized, on our senior and convertible senior notes, loans payable and other borrowings, and our revolving credit facility agreement ("Credit Facility"). We recognized no interest expense for the three and six months ended June 30, 2024 and 2023 because all interest was capitalized to qualifying assets.
Other Income, Net. Other income, net, primarily consists of (i) sublease income, (ii) interest earned on our cash and cash equivalents, (iii) payments and awards related to legal settlements and (iv) our portion of pre-tax income or loss from non-financial services joint ventures. Other income, net was $11.5 million and $12.9 million for the three months ended June 30, 2024 and 2023, respectively, and $20.5 million and $21.7 million for the six months ended June 30, 2024 and 2023, respectively.
Loss on Early Extinguishment of Debt. Loss on early extinguishment of debt of $0.6 million for the three and six months ended June 30, 2024 is related to the $250.0 million redemption of our 2025 Notes. There were no similar charges for the three and six months ended June 30, 2023. See Note 6 to the unaudited consolidated financial statements included in this report for more information related to the redemption of our 2025 Notes.
Income Taxes. Our effective tax rate was 22.1% and 22.0% for the three months ended June 30, 2024 and 2023, respectively, and 21.4% for each of the six months ended June 30, 2024 and 2023. The rate for all periods reflect energy-efficient homes tax credits on qualifying homes under the Internal Revenue Code ("IRC") §45L energy-efficient homes federal tax credit.

Liquidity and Capital Resources
Overview
We have historically generated cash and funded our operations primarily from cash flows from operating activities. Additional sources of funds may include additional debt or equity financing and borrowing capacity under our Credit Facility. We exercise strict controls and believe we have a prudent strategy for Company-wide cash management, including those related to cash outlays for land acquisition and development and spec home construction. Our principal uses of cash include acquisition and development of land and lots, home construction, operating expenses, share repurchases and the payment of interest, routine liabilities and dividends. We may also opportunistically repurchase our senior and convertible senior notes.
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
Short-term Liquidity and Capital Resources
Over the course of the next twelve months, we expect that our primary demand for funds will be for the construction of homes, as well as acquisition and development of both new and existing lots, operating expenses, including general and administrative expenses, interest and dividend payments and common stock repurchases. Although we don't anticipate any early redemptions in the near term, we may opportunistically retire or redeem a portion of our senior and convertible senior notes. We expect to meet these short-term liquidity requirements primarily through our cash and cash equivalents on hand and the net cash flows provided by our operations.
Between our cash and cash equivalents on hand combined with the availability of liquidity from our Credit Facility, we believe that we currently have sufficient liquidity. Nevertheless, in the future, we may seek additional capital to strengthen our liquidity position, enable us to acquire additional land inventory in anticipation of improving market conditions, and/or strengthen our long-term capital structure.
Long-term Liquidity and Capital Resources
Beyond the next twelve months, our principal demands for funds will be for the construction of homes, land acquisition and development activities needed to maintain our lot supply and active community count, payments of principal and interest on our senior and convertible senior notes as they become due or mature, share repurchases and dividend payments. We expect our existing and future generated cash will be adequate to fund our ongoing operating activities as well as provide capital for investment in future land purchases and related development activities. To the extent the sources of capital described above are insufficient to meet our long-term cash needs, we may also conduct additional public offerings of our securities, refinance or secure new debt or dispose of certain assets to fund our operating activities. There can be no assurances that we would be able to obtain such additional capital on terms acceptable to us, if at all, and such additional equity or debt financing could dilute the interests of our existing stockholders or increase our interest costs.

Material Cash Requirements
We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact both short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on our unaudited consolidated balance sheets as of June 30, 2024, while others are considered future commitments for materials or services not yet provided. Our contractual obligations primarily consist of principal and interest payments on our senior and convertible senior notes, loans payable and other borrowings, including our Credit Facility, letters of credit and surety bonds and operating leases. We have no material debt maturities until 2027. We also have requirements for certain short-term lease commitments, funding working capital needs of our existing unconsolidated joint ventures and other purchase obligations in the normal course of business. Other material cash requirements include land acquisition and development costs, home construction costs and operating expenses, including our selling, general and administrative expenses, as previously discussed. We plan to fund these commitments primarily with cash flows generated by operations, but may also utilize additional debt or equity financing and borrowing capacity under our Credit Facility. Our maximum exposure to loss on our purchase and option agreements is generally limited to non-refundable deposits and capitalized or committed pre-acquisition costs.
For information about our loans payable and other borrowings, including our Credit Facility, senior and convertible senior notes, reference is made to Notes 5 and 6 in the notes to our unaudited consolidated financial statements included in this report and are incorporated by reference herein. For information about our lease obligations, reference is made to Note 4 in the consolidated financial statements included in our Annual Report.
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
We do not engage in commodity trading or other similar activities. We had no derivative financial instruments that required derivative accounting under ASC 815-10, Derivatives and Hedging, at June 30, 2024 or December 31, 2023.
Operating Cash Flow Activities
During the six months ended June 30, 2024, net cash used in operating activities totaled $36.0 million, versus net cash provided by operating activities of $355.9 million for the six months ended June 30, 2023. Operating cash flows in the six months ended June 30, 2024 benefited from cash generated by net earnings of $417.6 million, which were offset by a $450.6 million increase in real estate. Operating cash flows in the six months ended June 30, 2023 benefited from cash generated by net earnings of $318.1 million.
Investing Cash Flow Activities
During the six months ended June 30, 2024 and 2023, net cash used in investing activities totaled $19.6 million and $22.1 million. Cash used in investing activities in the first half of 2024 was mainly attributable to purchases of property and equipment of $13.2 million and investments in unconsolidated entities of $6.6 million. Cash used in investing activities in the first half of 2023 was mainly attributable to the purchases of property and equipment.
Financing Cash Flow Activities
During the six months ended June 30, 2024, net cash provided by financing activities totaled $127.4 million as compared to net cash used in financing activities of $32.1 million for the six months ended June 30, 2023. The net cash provided by financing activities in 2024 primarily reflects the net proceeds of $557.7 million from the issuance of our 1.75% Convertible Senior Notes due 2028, offset by the early redemption of our 6.00% Senior Notes due 2025 of $250.0 million principal and $61.8 million for the purchase of capped calls, along with $55.9 million of share repurchases and $54.5 million of dividends paid. The net cash used in financing activities in 2023 includes $19.9 million of dividends paid and $10.0 million in share repurchases. See 'Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds' for more information about our authorized share repurchase program.

We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. Debt-to-capital and net debt-to-capital are calculated as follows (dollars in thousands):

	As of
	June 30, 2024	December 31, 2023
Senior and convertible senior notes, net, loans payable and other borrowings	$1,313,311	$1,008,215
Stockholders’ equity	4,882,534	4,611,900
Total capital	$6,195,845	$5,620,115
Debt-to-capital (1)	21.2%	17.9%
Senior and convertible senior notes, net, loans payable and other borrowings	$1,313,311	$1,008,215
Less: cash and cash equivalents	(992,921)	(921,227)
Net debt	320,390	86,988
Stockholders’ equity	4,882,534	4,611,900
Total net capital	$5,202,924	$4,698,888
Net debt-to-capital (2)	6.2%	1.9%

(1)Debt-to-capital is computed as senior and convertible senior notes, net and loans payable and other borrowings divided by the aggregate of total senior and convertible senior notes, net, loans payable and other borrowings and stockholders' equity.
(2)Net debt-to-capital is considered a non-GAAP financial measure, and is computed as net debt divided by the aggregate of net debt and stockholders' equity. Net debt is comprised of total senior and convertible senior notes, net and loans payable and other borrowings, less cash and cash equivalents. The most directly comparable GAAP financial measure is the ratio of debt-to-capital. We believe the ratio of net debt-to-capital is a relevant financial measure for investors to understand the leverage employed in our operations and as an indicator of our ability to obtain financing.
Dividends
During the three months ended June 30, 2024 and 2023, our Board of Directors approved, and we paid, a quarterly cash dividend on common stock of $0.75 and $0.27 per share, respectively. Quarterly dividends declared and paid during the six months ended June 30, 2024 and 2023 totaled $1.50 and $0.54 per share, respectively.

Credit Facility Covenants
Borrowings under the Credit Facility are unsecured, but availability is subject to, among other things, a borrowing base. The Credit Facility also contains certain financial covenants, including (a) a minimum tangible net worth requirement of $3.3 billion (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings), and (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 60%. We were in compliance with all Credit Facility covenants as of June 30, 2024. Our actual financial covenant calculations as of June 30, 2024 are reflected in the table below.

Financial Covenant (dollars in thousands):	Covenant Requirement	Actual
Minimum Tangible Net Worth	> $2,933,417	$4,834,023
Leverage Ratio	< 60%	5.2%
Investments other than defined permitted investments	< $1,475,207	$23,630

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
Recent Accounting Pronouncements
See Note 1 to our unaudited consolidated financial statements included in this report for discussion of recent accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Our fixed rate debt is made up primarily of $1.3 billion in aggregate principal amount of our senior and convertible senior notes. All outstanding senior and convertible senior notes bear fixed rates of interest, and therefore, do not expose us to financial statement risk associated with changes in interest rates. The fair values of senior and convertible senior notes change primarily when interest rates change, and in the case of our convertible senior notes, when the market price of our stock fluctuates. Except in limited circumstances, we do not have an obligation to prepay our senior notes and, as a result, changes in fair value of our senior notes should not have a significant impact until we would be required to repay such debt and access the capital markets to issue new debt. Obligations to prepay our convertible senior notes may be required upon the occurrence of certain limited conversion conditions that are closely related to the fair value of the convertible senior notes, and therefore changes in the fair value of our convertible senior notes should not have a significant impact as conversion is more likely to occur under favorable stock price conditions. Our Credit Facility is subject to interest rate changes as the borrowing rates are based on SOFR or Prime (see Note 5 to our unaudited consolidated financial statements included in this report).

Item 4.	Controls and Procedures
In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission ("SEC") is recorded, processed, summarized and reported on a timely basis, we have developed and implemented disclosure controls and procedures. Our management, with the participation of our chief executive officer ("CEO") and chief financial officer ("CFO"), has reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of June 30, 2024 (the “Evaluation Date”). Based on such evaluation, our management has concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective at a reasonable assurance level in ensuring that information that is required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item IA "Risk Factors" in our Annual Report, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may eventually prove to materially adversely affect our business, financial condition and/or operating results. Except as described below, there have been no material changes in our risk factors as previously disclosed in our Annual Report. Material new risks and material changes in previously disclosed risks are presented in underlined type.

Our level of indebtedness may adversely affect our financial position and prevent us from fulfilling our debt obligations.

The homebuilding industry is capital intensive and requires significant up-front expenditures to secure land and pursue development and construction on such land. Accordingly, we incur substantial indebtedness to finance our homebuilding activities. At June 30, 2024, we had approximately $1.3 billion of indebtedness and $992.9 million of cash and cash equivalents. If we require working capital greater than that provided by our operations and current liquidity position, including the $795.3 million available to be drawn under our credit facility, we may be required to seek additional capital in the form of equity or debt financing from a variety of potential sources, including bank financing, public bonds or off-balance sheet resources. There can be no assurance we would be able to obtain such additional capital on terms acceptable to us, if at all. The level of our indebtedness could have important consequences to our stockholders, including the following:

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

Furthermore, the holders of our 1.75% Convertible Senior Notes due 2028 (the "2028 Convertible Notes") have the right to convert their notes upon the occurrence of certain conversion conditions. Upon conversion, we will be required to make cash payments up to the aggregate principal amount of the 2028 Convertible Notes to be converted and cash, shares of Common Stock or a combination of cash and shares of Common Stock, at our election, in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the 2028 Convertible Notes being converted.

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

We are subject to counterparty risk with respect to the capped call transactions.

In connection with the issuance of the 2028 Convertible Notes, we entered into certain derivative transactions (the "capped call transactions") with the several capped call counterparties (together with their respective affiliates, the "option counterparties"). The capped call transactions are expected generally to reduce potential dilution to our common stock upon conversion of any 2028 Convertible Notes and to offset any cash payments made in excess of the principal amount of converted 2028 Convertible Notes, as the case may be.

Although the option counterparties are investment grade international financial institutions, we will be subject to the risk that any or all of them might default under the capped call transactions. Our exposure to the credit risk of the option counterparties is not secured by any collateral. Past global economic conditions have resulted in the actual or perceived failure or financial difficulties of many financial institutions. If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the capped call transactions with such option counterparty. Our exposure will depend on many factors. For example, if a market condition existed where our stock increased above the premium but one or more option counterparties defaults under the capped call transactions, we may suffer more dilution than we currently anticipate with respect to our common stock. We can provide no assurance as to the financial stability or viability of the option counterparties.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities and Use of Proceeds
As described in Note 6 to our unaudited consolidated financial statements in the report, in May 2024 the Company issued $575.0 million aggregate principal amount of convertible notes due 2028 (the "2028 Convertible Notes"). The 2028 Convertible Notes were issued to the Initial Purchasers in a private placement pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The Company offered and sold the 2028 Convertible Notes to the Initial Purchasers in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act. The Initial Purchasers initially offered the Notes to persons reasonably believed to be “qualified institutional buyers” pursuant to an exemption from registration provided by Rule 144A under the Securities Act. The Company relied on this exemption from registration based in part on representations made by the Initial Purchasers.

The 2028 Convertible Notes and shares of the Company’s common stock (the “Common Stock”) issuable upon conversion of the 2028 Convertible Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Company does not intend to file a registration statement for the resale of the 2028 Convertible Notes or any shares of Common Stock issuable upon conversion of the 2028 Convertible Notes. Initially, a maximum of 3,279,685 shares of Common Stock may be issued upon conversion of the 2028 Convertible Notes, based on a maximum conversion rate of 5.7038 shares of Common Stock per $1,000 principal amount of Notes, which is subject to customary anti-dilution adjustment provisions.
Issuer Purchases of Equity Securities
On February 13, 2019, our Board of Directors authorized a new stock repurchase program, authorizing the expenditure of up to $100.0 million to repurchase shares of our common stock. On November 13, 2020, the Board of Directors authorized the expenditure of an additional $100.0 million to repurchase shares of our common stock under this program. On August 12, 2021, the Board of Directors authorized the expenditure of an additional $100.0 million to repurchase shares of our common stock under this program, which was announced on August 17, 2021. On May 19, 2022, the Board of Directors authorized the expenditure of an additional $200.0 million to repurchase shares of our common stock under this program, which was announced on May 25, 2022. There is no stated expiration for this program. The repurchases of the Company's shares may be made in the open market, in privately negotiated transactions, or otherwise. The timing and amount of repurchases, if any, will be determined by the Company's management at its discretion and be based on a variety of factors such as the market price of the Company's common stock, corporate and contractual requirements, prevailing market and economic conditions and legal requirements. The share repurchase program may be modified, suspended or discontinued at any time. As of June 30, 2024 there was $129.1 million available under this program to repurchase shares. There were no share repurchases during the three months ended June 30, 2024.

Item 5.	Other Information
Insider Trading Arrangements
During the fiscal quarter ended June 30, 2024, no director or officer adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6.	Exhibits

Exhibit Number	Description	Page or Method of Filing
3.1	Restated Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3 of Form 8-K dated June 20, 2002

3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 10-Q for the quarter ended September 30, 1998

3.1.2	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated September 15, 2004

3.1.3	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders filed on April 10, 2006

3.1.4	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix B of the Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders filed on April 1, 2008

3.1.5	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Definitive Proxy Statement filed on January 9, 2009

3.2	Meritage Homes Corporation Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.1 of Form 8-K dated June 14, 2023

4.1	Indenture, dated as of May 9, 2024, by among Meritage Homes Corporation, each of the subsidiary guarantors from time to time party thereto and Regions Bank, as Trustee	Incorporated by reference to Exhibit 4.1 of Form 8-K dated May 9, 2024

4.2	Form of 1.75% Convertible Senior Notes due 2028 (included as Exhibit A to Exhibit 4.1)	Incorporated by reference to Exhibit 4.1 of Form 8-K dated May 9, 2024

10.1	Form of Base Capped Call Confirmation	Incorporated by reference to Exhibit 10.1 of Form 8-K dated May 9, 2024

10.2	Form of Additional Capped Call Confirmation	Incorporated by reference to Exhibit 10.2 of Form 8-K dated May 9, 2024

10.3	Tenth Amendment to Amended and Restated Credit Agreement	Incorporated by reference to Exhibit 10.1 of Form 8-K dated June 12, 2024

22	List of Guarantor Subsidiaries	Incorporated by reference to Exhibit 22 of Form 10-K for the year ended December 31, 2022

31.1	Rule 13a-14(a)/15d-14(a) Certification of Phillippe Lord, Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Hilla Sferruzza, Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Furnished herewith

101.0
The following information from the Meritage Homes Corporation Quarterly Report on Form 10-Q as of and for the three months and six months ended June 30, 2024 were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Income Statements, (iii) Unaudited Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Consolidated Financial Statements.

104.0	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL and contained in exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERITAGE HOMES CORPORATION, a Maryland corporation

By:	/s/ HILLA SFERRUZZA
Hilla Sferruzza Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date:	July 26, 2024

INDEX OF EXHIBITS

3.1	Restated Articles of Incorporation of Meritage Homes Corporation

3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.2	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.3	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.4	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.5	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.2	Meritage Homes Corporation Amended and Restated Bylaws

4.1	Indenture, dated as of May 9, 2024, by among Meritage Homes Corporation, each of the subsidiary guarantors from time to time party thereto and Regions Bank, as Trustee

4.2	Form of 1.75% Convertible Senior Notes due 2028 (included as Exhibit A to Exhibit 4.1)

10.1	Form of Base Capped Call Confirmation

10.2	Form of Additional Capped Call Confirmation

10.3	Tenth Amendment to Amended and Restated Credit Agreement

22	List of Guarantor Subsidiaries

31.1	Rule 13a-14(a)/15d-14(a) Certification of Phillippe Lord, Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Hilla Sferruzza, Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.0
The following information from the Meritage Homes Corporation Quarterly Report on Form 10-Q as of and for the three months and six months ended June 30, 2024 were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Income Statements, (iii) Unaudited Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Consolidated Financial Statements.

104.0	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL and contained in exhibit 101.