Form 10-Q
period 2024-09-30
Meritage Homes CORP
filed 2024-10-31
CIK 833079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by a checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Common shares outstanding as of October 28, 2024: 36,179,602

MERITAGE HOMES CORPORATION
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2024

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$831,559	$921,227
Other receivables	286,939	266,972
Real estate	5,457,103	4,721,291
Deposits on real estate under option or contract	207,461	111,364
Investments in unconsolidated entities	18,217	17,170
Property and equipment, net	47,231	48,953
Deferred tax assets, net	51,146	47,573
Prepaids, other assets and goodwill	203,796	218,584
Total assets	$7,103,452	$6,353,134
Liabilities
Accounts payable	$287,403	$271,650
Accrued liabilities	439,871	424,764
Home sale deposits	32,133	36,605
Loans payable and other borrowings	9,306	13,526
Senior and convertible senior notes, net	1,304,949	994,689
Total liabilities	2,073,662	1,741,234
Stockholders’ Equity
Preferred stock, par value $0.01. Authorized 10,000,000 shares; none issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock, par value $0.01. Authorized 125,000,000 shares; 36,179,602 and 36,425,037 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	362	364
Additional paid-in capital	176,929	290,955
Retained earnings	4,852,499	4,320,581
Total stockholders’ equity	5,029,790	4,611,900
Total liabilities and stockholders’ equity	$7,103,452	$6,353,134
See accompanying notes to unaudited consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Homebuilding:
Home closing revenue	$1,585,784	$1,610,317	$4,745,618	$4,415,261
Land closing revenue	2,665	2,783	4,970	44,547
Total closing revenue	1,588,449	1,613,100	4,750,588	4,459,808
Cost of home closings	(1,193,219)	(1,180,742)	(3,535,589)	(3,326,245)
Cost of land closings	(1,985)	(2,535)	(4,283)	(42,682)
Total cost of closings	(1,195,204)	(1,183,277)	(3,539,872)	(3,368,927)
Home closing gross profit	392,565	429,575	1,210,029	1,089,016
Land closing gross profit	680	248	687	1,865
Total closing gross profit	393,245	429,823	1,210,716	1,090,881
Financial Services:
Revenue	8,070	6,109	22,734	18,050
Expense	(3,706)	(2,871)	(10,633)	(8,910)
(Loss)/earnings from financial services unconsolidated entities and other, net	(1,263)	2,462	(4,853)	(3,074)
Financial services profit	3,101	5,700	7,248	6,066
Commissions and other sales costs	(97,898)	(99,122)	(304,113)	(277,766)
General and administrative expenses	(59,198)	(63,091)	(163,114)	(162,750)
Interest expense	—	—	—	—
Other income, net	10,682	13,331	31,202	35,037
Loss on early extinguishment of debt	—	(907)	(631)	(907)
Earnings before income taxes	249,932	285,734	781,308	690,561
Provision for income taxes	(53,966)	(63,974)	(167,771)	(150,664)
Net earnings	$195,966	$221,760	$613,537	$539,897
Earnings per common share:
Basic	$5.41	$6.06	$16.91	$14.72
Diluted	$5.34	$5.98	$16.72	$14.55
Weighted average number of shares:
Basic	36,226	36,603	36,286	36,677
Diluted	36,669	37,078	36,701	37,109

See accompanying notes to unaudited consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net earnings	$613,537	$539,897
Adjustments to reconcile net earnings to net cash (used in)/provided by operating activities:
Depreciation and amortization	19,358	17,576
Stock-based compensation	19,305	16,557
Loss on early extinguishment of debt	631	907
Equity in earnings from unconsolidated entities	(3,925)	(4,651)
Distributions of earnings from unconsolidated entities	4,005	5,158
Other	15,093	1,408
Changes in assets and liabilities:
Increase in real estate	(723,835)	(137,543)
Increase in deposits on real estate under option or contract	(96,404)	(17,027)
Decrease/(increase) in other receivables, prepaids and other assets	7,307	(9,447)
Increase in accounts payable and accrued liabilities	21,387	37,085
(Decrease)/increase in home sale deposits	(4,472)	10,172
Net cash (used in)/provided by operating activities	(128,013)	460,092
Cash flows from investing activities:
Investments in unconsolidated entities	(10,442)	(3,859)
Distributions of capital from unconsolidated entities	—	43
Purchases of property and equipment	(21,174)	(31,221)
Proceeds from sales of property and equipment	179	334
Maturities/sales of investments and securities	750	750
Payments to purchase investments and securities	(750)	(750)
Net cash used in investing activities	(31,437)	(34,703)
Cash flows from financing activities:
Repayment of loans payable and other borrowings	(7,850)	(2,616)
Repayment of senior notes	(250,695)	(150,884)
Proceeds from issuance of convertible senior notes	575,000	—
Payment of debt issuance costs	(17,332)	—
Purchase of capped calls related to issuance of convertible senior notes	(61,790)	—
Dividends paid	(81,619)	(29,695)
Repurchase of shares	(85,932)	(55,000)
Net cash provided by/(used in) financing activities	69,782	(238,195)
Net (decrease)/increase in cash and cash equivalents	(89,668)	187,194
Cash and cash equivalents, beginning of period	921,227	861,561
Cash and cash equivalents, end of period	$831,559	$1,048,755
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
We commenced our homebuilding operations in 1985 through our predecessor company, Monterey Homes. Meritage Homes Corporation was incorporated in the state of Maryland in 1988 under the name of Emerald Mortgage Investments Corporation. We changed our name to Homeplex Mortgage Investments Corporation in 1990 and merged with Monterey Homes in 1996, at which time our name was changed to Monterey Homes Corporation and later ultimately to Meritage Homes Corporation. Since that time, we have engaged in homebuilding and related activities. Meritage Homes Corporation operates as a holding company and has no independent assets or operations. Its homebuilding construction, development and sales activities are conducted through its subsidiaries. Its homebuilding activities are conducted under the name of Meritage Homes in each of our homebuilding markets. At September 30, 2024, we were actively selling homes in 278 communities, with base prices ranging from approximately $241,000 to $1,080,000.
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
Cash and Cash Equivalents. Liquid investments with an initial maturity of three months or less are classified as cash equivalents. Amounts in transit from title companies or closing agents for home closings of approximately $63.6 million and $95.7 million are included in Cash and cash equivalents at September 30, 2024 and December 31, 2023, respectively.
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
Deposits. Deposits paid related to land option and purchase contracts are recorded and classified as Deposits on real estate under option or contract until the related land is purchased. Deposits are reclassified as a component of Real estate at the time the deposit is used to offset the acquisition price of the land based on the terms of the underlying agreements. To the extent they are non-refundable, deposits are expensed to Cost of home closings if the land acquisition is terminated or no longer considered probable. Since our acquisition contracts typically do not require specific performance, we do not consider such contracts to be contractual obligations to purchase the land and our total exposure under such contracts is limited to the loss of any non-refundable deposits and any related capitalized costs. Our Deposits on real estate under option or contract were $207.5 million and $111.4 million as of September 30, 2024 and December 31, 2023, respectively. See Note 3 for additional information related to Deposits on real estate under option or contract.
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
The table below outlines our ROU assets and lease liabilities (in thousands):

	As of
	September 30, 2024	December 31, 2023
ROU assets	$54,631	$51,275
Lease liabilities	57,285	54,040
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
The table below outlines our surety bond and letter of credit obligations (in thousands):

	As of
	September 30, 2024		December 31, 2023
	Outstanding	Estimated work remaining to complete	Outstanding	Estimated work remaining to complete
Sureties:
Sureties related to owned projects and lots under contract	$989,870	$668,459	$975,979	$712,421
Total Sureties	$989,870	$668,459	$975,979	$712,421
Letters of Credit (“LOCs”):
LOCs for land development	108,252	N/A	56,251	N/A
LOCs for general corporate operations	5,000	N/A	5,000	N/A
Total LOCs	$113,252	N/A	$61,251	N/A

Accrued Liabilities. Accrued liabilities at September 30, 2024 and December 31, 2023 consisted of the following (in thousands):

	As of
	September 30, 2024	December 31, 2023
Accruals related to real estate development and construction activities	$190,575	$137,489
Payroll and other benefits	104,010	140,734
Accrued interest	17,316	6,331
Accrued taxes	15,224	25,569
Warranty reserves	35,351	37,360
Lease liabilities	57,285	54,040
Other accruals	20,110	23,241
Total	$439,871	$424,764

Warranty Reserves. We provide home purchasers with limited warranties against certain building defects and we have certain obligations related to those post-construction warranties for closed homes. The specific terms and conditions of these limited warranties vary by state, but overall the nature of the warranties include a complete workmanship and materials warranty for the first year after the close of the home, a major mechanical warranty for two years after the close of the home and a structural warranty that typically extends up to 10 years after the close of the home. With the assistance of an actuary, we have estimated these reserves for the structural warranty based on the number of homes still under warranty and historical data and trends for our geographies. We may use industry data with respect to similar product types and geographic areas in markets where our experience is incomplete to draw a meaningful conclusion. We regularly review our warranty reserves and adjust them, as necessary, to reflect changes in trends as information becomes available. Based on such reviews of warranty costs incurred, we did not adjust the warranty reserve balance in the three or nine months ended September 30, 2024 or 2023. Included in the warranty reserve balances at September 30, 2024 and December 31, 2023 are case-specific reserves for warranty matters, as discussed in Note 15.
A summary of changes in our warranty reserves follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Balance, beginning of period	$34,769	$36,215	$37,360	$35,575
Additions to reserve from new home deliveries	5,831	6,444	16,473	16,832
Warranty claims, net of recoveries	(5,249)	(3,514)	(18,482)	(13,262)
Adjustments to pre-existing reserves	—	—	—	—
Balance, end of period	$35,351	$39,145	$35,351	$39,145
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
Home closing and land closing revenue expected to be recognized in any future year related to remaining performance obligations (if any) and the associated contract liabilities expected to be recognized as revenue, excluding revenue pertaining to contracts that have an original expected duration of one year or less, is not material. Revenue from financial services includes estimated future insurance policy renewal commissions as our performance obligations are satisfied upon issuance of the initial policy with a third party broker. The related contract assets for these estimated future renewal commissions are not material at September 30, 2024 and December 31, 2023.

Recent Accounting Pronouncements.
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"), which aligns interim segment disclosure requirements with existing annual requirements and includes updates to segment reporting, most notably through enhanced disclosures about significant segment expenses and the Chief Operating Decision Maker. ASU 2023-07 is effective for our annual report covering the fiscal year beginning January 1, 2024, and for our interim reports beginning January 1, 2025. ASU 2023-07 is required to be applied retrospectively to all prior periods presented in the financial statements. We are currently evaluating the impact adopting this standard will have on our financial statement disclosures.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"), which modifies the disclosure requirements primarily related to the effective tax rate reconciliation and income taxes paid by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for us beginning January 1, 2025 and may be applied either retrospectively or prospectively. We are currently evaluating the impact adopting this standard will have on our financial statement disclosures.

NOTE 2 — REAL ESTATE AND CAPITALIZED INTEREST
Real estate consists of the following (in thousands):

	As of
	September 30, 2024	December 31, 2023
Homes under contract under construction (1)	$719,430	$704,206
Unsold homes, completed and under construction (1)	1,599,921	1,260,855
Model homes (1)	114,079	118,252
Finished home sites and home sites under development (2)	3,023,673	2,637,978
Total	$5,457,103	$4,721,291

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Capitalized interest, beginning of period	$54,327	$61,078	$54,516	$60,169
Interest incurred	12,752	14,740	40,004	44,914
Interest expensed	—	—	—	—
Interest amortized to cost of home and land closings	(13,348)	(17,342)	(40,789)	(46,607)
Capitalized interest, end of period	$53,731	$58,476	$53,731	$58,476

NOTE 3 — VARIABLE INTEREST ENTITIES AND CONSOLIDATED REAL ESTATE NOT OWNED
We enter into purchase and option agreements for land or lots as part of the normal course of business. These purchase and option agreements enable us to acquire properties at one or multiple future dates at pre-determined prices. We believe these acquisition structures allow us to better leverage our balance sheet and reduce our financial risk associated with land acquisitions. In accordance with ASC 810, Consolidation, we evaluate all purchase and option agreements for land to determine whether they are a variable interest entity ("VIE"), and if so, whether we are the primary beneficiary. Although we do not have legal title to the underlying land, if we are the primary beneficiary we are required to consolidate the VIE in our financial statements and reflect its assets and liabilities as Real estate not owned and Liabilities related to real estate not owned, respectively. We determined that as of September 30, 2024 and December 31, 2023, we were not the primary beneficiary of any VIEs from which we have acquired rights to land or lots under option contracts.
The table below presents a summary of our lots under option at September 30, 2024 (dollars in thousands):

	Projected Number of Lots	Purchase Price	Option/ Earnest Money Deposits–Cash
Purchase and option contracts recorded on balance sheet as Real estate not owned	—	$—	$—
Option contracts — non-refundable deposits, committed (1)	8,365	623,677	95,518
Purchase contracts — non-refundable deposits, committed (1)	15,497	501,215	82,223
Purchase and option contracts —refundable deposits, committed	3,075	100,699	13,610
Total committed	26,937	1,225,591	191,351
Purchase and option contracts — refundable deposits, uncommitted (2)	41,552	1,920,826	16,110
Total lots under contract or option	68,489	$3,146,417	$207,461
Total purchase and option contracts not recorded on balance sheet (3)	68,489	$3,146,417	$207,461	(4)

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
(4)Amount is reflected on the accompanying unaudited consolidated balance sheets in Deposits on real estate under option or contract as of September 30, 2024.
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

NOTE 4 - INVESTMENTS IN UNCONSOLIDATED ENTITIES
We may enter into joint ventures as a means of accessing larger parcels of land, expanding our market opportunities, managing our risk profile, optimizing deal structure for the impacted parties and leveraging our capital. Our joint venture partners generally are other homebuilders, land sellers or other real estate investors. We generally do not have a controlling interest in these ventures, which means our joint venture partners could cause the venture to take actions we disagree with or fail to take actions we believe should be undertaken, including the sale of the underlying property to repay debt or recoup all or part of the partners' investments. Based on the structure of these joint ventures, they may or may not be consolidated into our results. As of September 30, 2024, we had one active equity-method land joint venture and one mortgage joint venture. The mortgage joint venture is engaged in mortgage activities and primarily provides mortgage services to our homebuyers.

Summarized condensed combined financial information related to unconsolidated joint ventures that are accounted for using the equity method was as follows (in thousands):

	As of
	September 30, 2024	December 31, 2023
Assets:
Cash	$4,348	$3,546
Real estate	31,021	28,395
Other assets	5,383	6,514
Total assets	$40,752	$38,455
Liabilities and equity:
Accounts payable and other liabilities	$7,357	$6,537
Equity of:
Meritage (1)	17,128	16,279
Other	16,267	15,639
Total liabilities and equity	$40,752	$38,455

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$12,469	$12,715	$35,798	$33,941
Costs and expenses	(10,352)	(9,937)	(29,940)	(27,387)
Net earnings of unconsolidated entities	$2,117	$2,778	$5,858	$6,554
Meritage’s share of pre-tax earnings/(loss) (1) (2)	$1,298	$1,770	$3,925	$4,652

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

NOTE 5 — LOANS PAYABLE AND OTHER BORROWINGS
Loans payable and other borrowings consist of the following (in thousands):

	As of
	September 30, 2024	December 31, 2023
Other borrowings, real estate notes payable (1)	$9,306	$13,526
$910.0 million unsecured revolving credit facility	—	—
Total	$9,306	$13,526
(1)Reflects balance of non-recourse notes payable in connection with land purchases.
The Company entered into an amended and restated unsecured revolving credit facility agreement ("Credit Facility") in 2014 that has been amended from time to time. In June 2024, the Credit Facility was amended to: increase the facility size; refresh the accordion feature permitting the facility size to be increased subject to certain conditions; extend the maturity date from June 2, 2028 to June 12, 2029; and revise the applicable pricing grid. The Credit Facility's aggregate commitment is

$910.0 million with an accordion feature permitting the size of the facility to increase to a maximum of $1.4 billion, subject to certain conditions, including the availability of additional bank commitments. Borrowings under the Credit Facility bear interest at the Company's option, at either (1) term SOFR (based on 1, 3, or 6 month interest periods, as selected by the Company) plus a 10 basis point adjustment plus an applicable margin (ranging from 110 basis points to 175 basis points (the "applicable margin")) based on the Company's leverage ratio as determined in accordance with a pricing grid, (2) the higher of (i) the prime lending rate ("Prime"), (ii) an overnight bank rate plus 50 basis points and (iii) term SOFR (based on a 1 month interest period) plus a 10 basis point adjustment plus 1%, in each case plus a margin ranging from 10 basis points to 75 basis points based on the Company's leverage in accordance with a pricing grid, or (3) daily simple SOFR plus a 10 basis point adjustment plus the applicable margin. At September 30, 2024, the interest rate on outstanding borrowings under the Credit Facility would have been 6.046% per annum, calculated in accordance with option (1) noted above and using the 1-month term SOFR. We are obligated to pay a fee on the undrawn portion of the Credit Facility at a rate determined by a tiered fee matrix based on our leverage ratio.
The Credit Facility also contains certain financial covenants, including (a) a minimum tangible net worth requirement of $3.3 billion (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings), and (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 60%. We were in compliance with all Credit Facility covenants as of September 30, 2024.
We had no outstanding borrowings under the Credit Facility as of September 30, 2024 and December 31, 2023. There were no borrowings or repayments under the Credit Facility during the three and nine months ended September 30, 2024 and 2023. As of September 30, 2024, we had outstanding letters of credit issued under the Credit Facility totaling $113.3 million, leaving $796.7 million available under the Credit Facility to be drawn.

NOTE 6 — SENIOR AND CONVERTIBLE SENIOR NOTES, NET
Senior and convertible senior notes, net consist of the following (in thousands):

	As of
	September 30, 2024	December 31, 2023
6.00% senior notes due 2025 ("2025 Notes"). At December 31, 2023 there was approximately $994 in net unamortized premium.	—	250,994
5.125% senior notes due 2027 ("2027 Notes")	300,000	300,000
1.750% convertible senior notes due 2028 ("2028 Convertible Notes")	575,000	—
3.875% senior notes due 2029 ("2029 Notes")	450,000	450,000
Net debt issuance costs	(20,051)	(6,305)
Total	$1,304,949	$994,689
The indentures for our 2027 Notes and 2029 Notes contain non-financial covenants including, among others, limitations on the amount of secured debt we may incur, and limitations on sale and leaseback transactions and mergers. We were in compliance with all such covenants as of September 30, 2024.
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
In September 2023, we partially redeemed $150.0 million of our 2025 Notes, incurring $0.9 million in early debt extinguishment charges in the three and nine months ended September 30, 2023, reflected as Loss on early extinguishment of debt in the accompanying unaudited consolidated income statements. After the partial redemption, the 2025 Notes had $250.0 million in remaining principal outstanding.

Convertible Senior Notes due 2028

In May 2024, we issued $575.0 million aggregate principal amount of 1.750% 2028 Convertible Notes (the "2028 Convertible Notes") pursuant to an Indenture dated as of May 9, 2024 (the “Indenture”). The 2028 Convertible Notes were issued at par and will mature on May 15, 2028, unless converted earlier in accordance with their terms prior to such date. We used a portion of the net proceeds from the offering to pay the cost of entering into the capped calls, as defined and described below, and to redeem the remaining $250.0 million aggregate principal then outstanding of our 2025 Notes for which we incurred $0.6 million in early debt extinguishment charges in the nine months ended September 30, 2024, reflected as Loss on early extinguishment of debt in the accompanying unaudited consolidated income statements. There were no such charges in the three months ended September 30, 2024.

The 2028 Convertible Notes are convertible into shares of the Company’s common stock at an initial conversion rate of 4.3048 shares of common stock per $1,000 principal amount of the 2028 Convertible Notes, which is equivalent to an initial conversion price of approximately $232.30 per share. The conversion rate will be subject to adjustment upon the occurrence of certain events but will not be adjusted for accrued and unpaid interest or quarterly cash dividends. In addition, we must provide additional shares upon conversion if there is a "Make-Whole Fundamental Change". The Company is required to satisfy its conversion obligations by paying cash up to the principal amount of notes and settle any additional value in cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election.

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

The 2028 Convertible Notes are accounted for in accordance with ASC 470, Debt, and ASC 815, Derivatives and Hedging ("ASC 815"). The conversion options and the 2028 Convertible Notes are reflected as a single instrument in Senior and convertible senior notes, net on the accompanying unaudited consolidated balance sheets and the conversion options are not bifurcated as a derivative.

Capped Call Transactions

Concurrent with the offering of the 2028 Convertible Notes, we used $61.8 million of the net proceeds to enter into privately negotiated capped call transactions (the "Capped Calls”) which require the Capped Calls counterparties (the "Counterparties") to provide shares of our common stock to converting debt holders up to a cap price. The Capped Calls each have an initial strike price of approximately $232.30 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2028 Convertible Notes. The Capped Calls have initial cap prices of $350.64 per share, subject to certain adjustments. The Capped Calls will reduce our obligation to settle, in shares or in cash, conversions when our stock price is between $232.30 and $350.64.

The Capped Calls are separate transactions entered into by the Company with each of the Counterparties, are not part of the terms of the 2028 Convertible Notes and do not change the note holders’ rights under the 2028 Convertible Notes or the Indenture. Holders of the 2028 Convertible Notes do not have any rights with respect to the Capped Calls.

As the Capped Calls are considered indexed to the Company's own stock, they are recorded in stockholders’ equity as a reduction of Additional paid-in capital in the accompanying unaudited consolidated balance sheets, and are not accounted for as derivatives under ASC 815-10.

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
Financial Instruments: The fair value of our fixed-rate debt is derived from quoted market prices by independent dealers (Level 2 inputs as per the discussion above) and is as follows (in thousands):

	As of
	September 30, 2024		December 31, 2023
	Aggregate Principal	Estimated Fair Value	Aggregate Principal	Estimated Fair Value
6.00% senior notes due 2025	$—	$—	$250,000	$249,375
5.125% senior notes due 2027	$300,000	$302,880	$300,000	$295,500
1.750% convertible senior notes due 2028	$575,000	$641,838	$—	$—
3.875% senior notes due 2029	$450,000	$430,335	$450,000	$411,750
Other financial assets and liabilities, including our Loans payable and other borrowings, are generally shorter term in nature and the longer term balances are not material to our consolidated balance sheets. Therefore, we consider the carrying amounts of our other financial assets and liabilities to approximate fair value.
Non-Financial Instruments: Our Real estate assets are Level 3 instruments that are required to be recorded at fair value only if events and circumstances indicate that the carrying value may not be recoverable. See Note 1 for additional information regarding the valuation of these assets.

NOTE 8 — EARNINGS PER SHARE
Basic and diluted earnings per common share were calculated as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Basic weighted average number of shares outstanding	36,226	36,603	36,286	36,677
Effect of dilutive securities:
Unvested restricted stock	443	475	415	432
Diluted average shares outstanding	36,669	37,078	36,701	37,109
Net earnings	$195,966	$221,760	$613,537	$539,897
Basic earnings per share	$5.41	$6.06	$16.91	$14.72
Diluted earnings per share	$5.34	$5.98	$16.72	$14.55

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

A summary of the carrying amount of goodwill follows (in thousands):

	West	Central	East	Financial Services	Corporate	Total
Balance at December 31, 2023	$—	$—	$32,962	$—	$—	$32,962
Additions	—	—	—	—	—	—
Balance at September 30, 2024	$—	$—	$32,962	$—	$—	$32,962

NOTE 10 — STOCKHOLDERS’ EQUITY
A summary of changes in stockholders’ equity is presented below (in thousands):

	Nine Months Ended September 30, 2024
	(In thousands)
	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2023	36,425	$364	$290,955	$4,320,581	$4,611,900
Net earnings	—	—	—	186,016	186,016
Stock-based compensation expense	—	—	6,114	—	6,114
Issuance of stock	256	3	(3)	—	—
Dividends declared	—	—	—	(27,239)	(27,239)
Share repurchases	(362)	(4)	(56,214)	—	(56,218)
Balance at March 31, 2024	36,319	$363	$240,852	$4,479,358	$4,720,573
Net earnings	—	—	—	231,555	231,555
Stock-based compensation expense	—	—	4,718	—	4,718
Issuance of stock	8	—	—	—	—
Dividends declared	—	—	—	(27,245)	(27,245)
Share repurchases	—	—	—	—	—
Capped call transactions, net of tax	—	—	(47,067)	—	(47,067)
Balance at June 30, 2024	36,327	$363	$198,503	$4,683,668	$4,882,534
Net earnings	—	—	—	195,966	195,966
Stock-based compensation expense	—	—	8,473	—	8,473
Issuance of stock	4	—	—	—	—
Dividends declared	—	—	—	(27,135)	(27,135)
Share repurchases	(151)	(1)	(30,047)	—	(30,048)
Balance at September 30, 2024	36,180	$362	$176,929	$4,852,499	$5,029,790

	Nine Months Ended September 30, 2023
	(In thousands)
	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2022	36,571	$366	$327,878	$3,621,367	$3,949,611
Net earnings	—	—	—	131,301	131,301
Stock-based compensation expense	—	—	6,225	—	6,225
Issuance of stock	287	3	(3)	—	—
Dividends declared	—	—	—	(9,927)	(9,927)
Share repurchases	(93)	(1)	(9,999)	—	(10,000)
Balance at March 31, 2023	36,765	$368	$324,101	$3,742,741	$4,067,210
Net earnings	—	—	—	186,836	186,836
Stock-based compensation expense	—	—	4,176	—	4,176
Dividends declared	—	—	—	(9,927)	(9,927)
Share repurchases	—	—	—	—	—
Balance at June 30, 2023	36,765	368	328,277	3,919,650	4,248,295
Net earnings	—	—	—	221,760	221,760
Stock-based compensation expense	—	—	6,156	—	6,156
Dividends declared	—	—	—	(9,841)	(9,841)
Issuance of stock	4	—	—	—	—
Share repurchases	(319)	(4)	(45,324)	—	(45,328)
Balance at September 30, 2023	36,450	$364	$289,109	$4,131,569	$4,421,042
During the three months ended September 30, 2024 and 2023, our Board of Directors approved, and we paid, a quarterly cash dividend on common stock of $0.75 and $0.27 per share, respectively. Quarterly dividends declared and paid during the nine months ended September 30, 2024 and 2023, totaled $2.25 and $0.81 per share, respectively. During the three and nine months ended September 30, 2024 and 2023, we reflected the applicable excise tax on share repurchases in Additional paid-in capital as part of the cost basis of the stock repurchased and recorded a corresponding liability in Accrued liabilities on the accompanying unaudited consolidated balance sheets.

NOTE 11 — STOCK BASED AND DEFERRED COMPENSATION

We have a stock compensation plan, the Meritage Homes Corporation 2018 Stock Incentive Plan (the “2018 Plan"), that was approved by our Board of Directors and our stockholders and adopted in May 2018. In May 2023, the Board of Directors and stockholders approved an amendment to the 2018 Plan to increase the number of shares available for issuance by 800,000. The 2018 Plan is administered by our Board of Directors and allows for the grant of stock appreciation rights, restricted stock awards, restricted stock units, performance share awards and performance-based awards in addition to non-qualified and incentive stock options. All available shares from expired, terminated, or forfeited awards that remained under prior plans were merged into and became available for grant under the 2018 Plan. The 2018 Plan authorizes awards to officers, key employees, non-employee directors and consultants. The 2018 Plan authorizes 7,400,000 shares of stock to be awarded, of which 1,147,353 shares remain available for grant at September 30, 2024. We believe that such awards provide a means of long-term compensation to attract and retain qualified employees and better align the interests of our employees with those of our stockholders. Non-vested stock awards are usually granted with a five-year ratable vesting period for employees, a three-year cliff vesting for both restricted stock units and performance-based awards granted to executive officers and either a three-year cliff vesting or one-year vesting for non-employee directors, dependent on their start date.
Compensation cost related to time-based restricted stock awards is measured as of the closing price on the date of grant and is expensed, less forfeitures, on a straight-line basis over the vesting period of the award. Compensation cost related to performance-based restricted stock unit awards is also measured as of the closing price on the date of grant but is expensed in accordance with ASC 718-10-25-20, Compensation – Stock Compensation ("ASC 718"), which requires an assessment of probability of attainment of the performance target(s). As our performance targets are dependent on performance over a specified measurement period, once we determine that a performance target outcome is probable, the cumulative expense is recorded immediately with the remaining expense recorded on a straight-line basis through the end of the award vesting period. A portion of the performance-based restricted stock unit awards granted to our executive officers contain market conditions as defined by ASC 718. ASC 718 requires that compensation expense for stock awards with market conditions be expensed based on a derived grant date fair value and expensed over the service period. We engage a third party to perform a valuation analysis on the awards containing market conditions and our associated expense with those awards is based on the derived fair value from that analysis and is expensed straight-line over the service period of the awards. Below is a summary of stock-based compensation expense and stock award activity (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock-based compensation expense	$8,473	$6,156	$19,305	$16,557
Non-vested shares granted	1,487	4,151	142,152	184,563
Performance-based non-vested shares granted	2,275	—	39,973	42,964
Performance-based shares issued in excess of target shares granted (1)	—	—	15,978	26,167
Restricted stock awards vested (includes performance-based awards)	3,608	4,335	252,226	291,526
(1)Performance-based shares that vested and were issued as a result of performance achievement exceeding the originally established targeted number of shares related to respective performance metrics.
The following table includes additional information regarding our stock compensation plan (dollars in thousands):

	As of
	September 30, 2024	December 31, 2023
Unrecognized stock-based compensation cost	$36,262	$27,791
Weighted average years expense recognition period	1.95	1.94
Total equity awards outstanding (1)	628,091	703,415
(1)Includes unvested restricted stock units and performance-based awards (assuming 100%/target payout).
We also offer a non-qualified deferred compensation plan ("Deferred Compensation Plan") to highly compensated employees in order to allow them additional pre-tax income deferrals above and beyond the limits that qualified plans, such as 401(k) plans, impose on highly compensated employees. We do not currently offer a contribution match on the Deferred Compensation Plan. All contributions to the plan to date have been funded by the employees and, therefore, we have no associated expense related to the Deferred Compensation Plan for the three and nine months ended September 30, 2024 or 2023, other than minor administrative costs.

NOTE 12 — INCOME TAXES
Components of the provision for income taxes are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Federal	$42,321	$52,845	$132,783	$121,116
State	11,645	11,129	34,988	29,548
Total	$53,966	$63,974	$167,771	$150,664

The effective tax rate for the three and nine months ended September 30, 2024 was 21.6% and 21.5%, and for the three and nine months ended September 30, 2023 was 22.4% and 21.8%, respectively. The rate for all periods reflects the §45L energy-efficient homes federal tax credit on qualifying homes under the Internal Revenue Code ("IRC") enacted in the Inflation Reduction Act ("IRA") in August 2022.

At September 30, 2024 and December 31, 2023, we have no unrecognized tax benefits. We believe our current income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change. Our policy is to accrue interest and penalties on unrecognized tax benefits and include them in the provision for income taxes.
We determine our deferred tax assets and liabilities in accordance with ASC 740, Income Taxes. We evaluate our deferred tax assets, including the benefit from net operating losses ("NOLs"), by jurisdiction to determine if a valuation allowance is required. This evaluation considers, among other matters, the nature, frequency and severity of cumulative losses, forecasts of future profitability, the length of statutory carry forward periods, experiences with operating losses and experiences of utilizing tax credit carry forwards and tax planning alternatives. We have no NOLs or credit carryovers, and determined that no valuation allowance on our deferred tax assets is necessary at September 30, 2024.
At September 30, 2024, we have $17.8 million in income taxes receivable and no income taxes payable. The income taxes receivable primarily consists of federal and state estimated tax payments and energy tax credits in excess of income tax liability accrued as of September 30, 2024, and is recorded in Other receivables on the accompanying unaudited consolidated balance sheets at September 30, 2024. In addition, we have accrued taxes of $15.2 million recorded in Accrued liabilities on the accompanying unaudited consolidated balance sheets as of September 30, 2024 that consists primarily of state franchise tax, sales and use tax and federal excise tax.

We conduct business and are subject to tax in the U.S. both federally and in several states. With few exceptions, we are no longer subject to U.S. federal, state, or local income tax examinations by taxing authorities for years prior to 2020. We have one state income tax examination being conducted at this time.

NOTE 13 — SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
The following table presents certain supplemental cash flow information (in thousands):

	Nine Months Ended September 30,
	2024	2023
Cash paid during the year for:
Interest, net of interest capitalized	$(14,816)	$(12,900)
Income taxes paid	$182,390	$145,020
Non-cash operating activities:
Real estate acquired through notes payable	$3,630	$6,567
ROU assets obtained in exchange for new operating lease obligations	$9,139	$36,266
Non-cash investing and financing activities:
Distributions of real estate from unconsolidated joint ventures, net	$9,315	$—

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
The following segment information is in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Homebuilding revenue (1):
West	$594,509	606,833	$1,732,978	$1,569,947
Central	418,927	454,228	1,305,672	1,338,387
East	575,013	552,039	1,711,938	1,551,474
Consolidated total	$1,588,449	$1,613,100	$4,750,588	$4,459,808
Homebuilding segment operating income:
West	$93,891	$94,885	$265,934	$185,977
Central	68,198	84,575	223,914	233,357
East	92,127	109,318	296,613	273,711
Total homebuilding segment operating income	254,216	288,778	786,461	693,045
Financial services segment profit/(loss)	3,101	5,700	7,248	6,066
Corporate and unallocated costs (2)	(18,067)	(21,168)	(42,972)	(42,680)
Interest expense	—	—	—	—
Other income, net	10,682	13,331	31,202	35,037
Loss on early extinguishment of debt	—	(907)	(631)	(907)
Earnings before income taxes	$249,932	$285,734	$781,308	$690,561

(1)Homebuilding revenue includes the following land closing revenue, by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Land closing revenue:
West	$—	$—	$—	$26,575
Central	2,125	1,541	2,125	4,019
East	540	1,242	2,845	13,953
Total	$2,665	$2,783	$4,970	$44,547
(2)Balance consists primarily of corporate costs and shared service functions such as finance and treasury that are not allocated to the homebuilding or financial services reporting segments.

	At September 30, 2024
	West		Central		East		Financial Services	Corporate and Unallocated		Total
Deposits on real estate under option or contract	$34,438		$21,699		$151,324		$—	$—		$207,461
Real estate	1,831,330		1,330,943		2,294,830		—	—		5,457,103
Investments in unconsolidated entities	—		2,849		14,536		—	832		18,217
Other assets	63,440	(1)	267,397	(2)	106,592	(3)	1,858	981,384	(4)	1,420,671
Total assets	$1,929,208		$1,622,888		$2,567,282		$1,858	$982,216		$7,103,452

(1)Balance consists primarily of cash and cash equivalents, development reimbursements from local municipalities, and property and equipment, net.

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

NOTE 15 — COMMITMENTS AND CONTINGENCIES
We are involved in various routine legal and regulatory proceedings, including, without limitation, claims and litigation alleging construction defects. In general, the proceedings are incidental to our business, and most exposure is subject to and should be covered by warranty and indemnity obligations of our consultants and subcontractors. Additionally, some such claims are also covered by insurance. With respect to the majority of pending litigation matters, our ultimate legal and financial responsibility, if any, cannot be estimated with certainty and, in most cases, any potential material losses related to these matters are not considered probable. Historically, most disputes regarding warranty claims are resolved prior to litigation. We believe there are no pending legal or warranty matters as of September 30, 2024 that could have a material adverse impact upon our consolidated financial condition, results of operations or cash flows that have not been sufficiently reserved.

As discussed in Note 1 under the heading “Warranty Reserves”, we have case specific reserves within our $35.4 million of total warranty reserves related to alleged stucco defects in certain homes we constructed predominantly between 2006 and 2017 and HVAC condensation issues in limited geographies for homes constructed and delivered in 2021 and the first half of 2022. Our review and management of these matters is ongoing and our estimate of and reserves for resolving them is based on internal data, historical experience, our judgment and various assumptions and estimates. Due to the degree of judgment and the potential for variability in our underlying assumptions and data, as we obtain additional information, we may revise our estimate and thus our related reserves. As of September 30, 2024, after considering potential recoveries from the consultants and contractors involved and their insurers and the potential recovery under our general liability insurance policies, we did not adjust such reserves and we believe our reserves are sufficient to cover the above mentioned matters. See Note 1 for information related to our warranty obligations.

NOTE 16 — SUBSEQUENT EVENTS

On October 29, 2024, we closed on the asset acquisition of the homebuilding assets of Elliott Homes, a private homebuilder in the Gulf Coast area with operations in Mississippi, Alabama and the Florida panhandle.

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
The words “believe,” “expect,” “anticipate,” “forecast,” “plan,” “intend,” “may,” “will,” “should,” “could,” “estimate,” "target," and “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. All statements we make other than statements of historical fact are forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Forward-looking statements in this Quarterly Report include statements concerning our belief that we have ample liquidity; our goals, strategies and strategic initiatives including our all-spec strategy and the anticipated benefits relating thereto; our intentions and the expected benefits and advantages of our product and land positioning strategies, including with respect to our focus on the first-time and first move-up home buyer and housing demand for affordable homes; the benefits of and our intentions to use options to acquire land; our positions and our expected outcome relating to litigation and regulatory proceedings in general; our intentions to pay quarterly dividends; the sustainability of our tax positions; that we may repurchase our debt and equity securities; our non-use of derivative financial instruments; expectations regarding our industry and our business for the remainder of 2024 and beyond; the demand for and the pricing of our homes; our land and lot acquisition strategy (including that we will redeploy cash to acquire well-positioned finished lots and that we may participate in joint ventures or opportunities outside of our existing markets if opportunities arise and the benefits relating thereto); that we may expand into new markets; the availability of labor and materials for our operations; that we may seek additional debt or equity capital; our expectation that existing guarantees, letters of credit and performance and surety bonds will not be drawn on; the sufficiency of our insurance coverage and legal and warranty reserves; the outcome of pending litigation; the sources and sufficiency of our capital resources to support our business strategy; the sufficiency of our land pipeline; the impact of new accounting standards and changes in accounting estimates; trends and expectations concerning future demand for homes, home construction cycle times, sales prices, sales incentives, sales orders, cancellations, construction and materials costs and availability, general and administrative costs, gross margins, land costs, inflation, community counts and profitability and future home supply and inventories; our future cash needs and sources, and the impact of seasonality.

Important factors that could cause actual results to differ materially from those in forward-looking statements, and that could negatively affect our business include, but are not limited to, the following: increases in interest rates or decreases in mortgage availability, and the cost and use of rate locks and buy-downs; inflation in the cost of materials used to develop communities and construct homes; cancellation rates; supply chain and labor constraints; the ability of our potential buyers to sell their existing homes; our ability to acquire and develop lots may be negatively impacted if we are unable to obtain performance and surety bonds; the adverse effect of slow absorption rates; legislation related to tariffs; impairments of our real estate inventory; competition; home warranty and construction defect claims; failures in health and safety performance; fluctuations in quarterly operating results; our level of indebtedness; our exposure to counterparty risk with respect to our capped calls; our ability to obtain financing if our credit ratings are downgraded; our exposure to and impacts from natural disasters or severe weather conditions; the availability and cost of finished lots and undeveloped land; the success of our strategy to offer and market entry-level and first move-up homes; a change to the feasibility of projects under option or contract that could result in the write-down or write-off of earnest money or option deposits; our limited geographic diversification; shortages in the availability and cost of subcontract labor; the replication of our energy-efficient technologies by our competitors; our exposure to information technology failures and security breaches and the impact thereof; the loss of key personnel; changes in tax laws that adversely impact us or our homebuyers; our inability to prevail on contested tax positions; failure of our employees and representatives to comply with laws and regulations; our compliance with government regulations; liabilities or restrictions resulting from regulations applicable to our financial services operations; negative publicity that affects our reputation; potential disruptions to our business by an epidemic or pandemic, and measures that federal, state and local governments and/or health authorities implement to address it; and other factors identified in documents filed by the Company with the Securities and Exchange Commission, including those set forth in our Form 10-K for the year ended December 31, 2023 and this Quarterly Report on Form 10-Q under the caption "Risk Factors."
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
Overview and Outlook

Our solid results for the third quarter of 2024 reflected the pivot in our strategy to providing affordable, move-in ready homes with a 60-day closing ready commitment. We continued to offer interest rate buy-downs in the quarter and were further aided in mid-September by the federal interest rate reductions, which contributed to orders volume that slightly outpaced traditional seasonality. The demand for our product, primarily immediately available entry-level homes, has been spurred by life events within the largest U.S. population groups of Millennials, Baby Boomers, and now Gen Z, that necessitate a housing change, amid a backdrop of a persistent shortage of existing housing supply. Our spec building strategy and streamlined operations provide us with appropriate levels of available inventory to capitalize on this demand by providing a quick move-in opportunity, one of the most desirable characteristics for our potential customers and creates an offering similar to the missing resale product. Although mortgage interest rates remain volatile, we believe that our interest rate buy-downs and other financing incentives provide us with a competitive advantage over resale homes and new home builders that do not offer such incentives.
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
Summary Company Results

Home closing units volume of 3,942 homes in the three months ended September 30, 2024 increased 8.4% from 3,638 homes in the same prior year period. Home closing revenue of $1.6 billion decreased 1.5% as the increase in volume was more than offset by a 9.1% decrease in average sales price ("ASP") on closings, due primarily to a combination of product mix and geography shift as well as increased utilization of incentives. Entry-level homes represented 93% of closings in the third quarter of 2024 compared to 86% in the third quarter of 2023. Third quarter 2024 home closing gross margin of 24.8% decreased 190 basis points for home closing gross profit of $392.6 million compared to 26.7% and $429.6 million, respectively, in the third quarter of 2023. The decrease in home closing gross margin is primarily due to higher lot costs, increased utilization of incentives and reduced leverage of fixed costs on lower home closing revenue, all of which were partially offset by direct cost savings and shorter construction cycle times. Commissions and other sales costs of $97.9 million in the three months ended September 30, 2024 decreased $1.2 million, largely as a result of lower home closing revenue. General and administrative expenses of $59.2 million in the three months ended September 30, 2024 decreased $3.9 million from $63.1 million in the same period of 2023 primarily from lower performance based compensation expense. Other income, net of $10.7 million decreased $2.6 million due to less interest earned on a lower average cash balance. In the third quarter of 2023, we recognized a loss on early extinguishment of debt of $0.9 million in connection with the $150.0 million partial redemption of our 6.00% senior notes due 2025 (the "2025 Notes"). There were no such redemptions in the third quarter of 2024. Earnings before income taxes for the three months ended September 30, 2024 of $249.9 million decreased $35.8 million year over year from $285.7 million in 2023. The effective income tax rate of 21.6% and 22.4% for the three months ended September 30, 2024 and 2023, respectively, reflect the benefit from earned eligible energy tax credits on qualifying homes under the Inflation Reduction Act ("IRA"). The decrease in year-over-year profitability resulted in net earnings of $196.0 million in the three months ended September 30, 2024 versus $221.8 million in the three months ended September 30, 2023.

For the nine months ended September 30, 2024, 15.4% higher home closing volume led to a 7.5% improvement in home closing revenue as compared to 2023, as lower ASP on closings partially offset the higher home closing volume. Home closing gross margin of 25.5% improved 80 basis points year over year, for a $121.0 million increase in home closing gross profit. Higher gross margin and profitability and an effective tax rate of 21.5% led to net income of $613.5 million for the nine months ended September 30, 2024, compared to $539.9 million for the 2023 period.

Home orders of 3,512 for the three months ended September 30, 2024 were mostly in line with 3,474 home orders in the prior year quarter due to a consistent orders pace of 4.1 per month in both periods and a consistent average active community count. Home order value decreased 4.7% year-over-year to $1.4 billion during the three months ended September 30, 2024, versus $1.5 billion in the same period of 2023. This year over year decline was the result of a 5.7% decrease in ASP on orders, mainly from product and geographic mix, and increased usage of financing incentives. Entry-level homes represented 92% of orders in the third quarter of 2024 compared to 88% in the third quarter of 2023. Our cancellation rate of 10% in the third quarter of 2024 slightly improved from 11% in the third quarter of 2023.

For the nine months ended September 30, 2024, home orders and home order value increased 9.7% and 3.4%, respectively, over the prior year and the cancellation rate of 9% improved from 13% in the prior year period. We ended the third quarter of 2024 with 2,284 homes in backlog valued at $0.9 million, decreases of 36.7% and 40.2%, respectively, from September 30, 2023. The lower backlog units is directly tied to our higher backlog conversion rate of 145.2% during the third quarter of 2024, compared to 96.4% in the second quarter of 2023. As anticipated with our strategy of offering move-in ready homes with a 60-day closing ready commitment, we are selling a higher percentage of spec homes later in the construction cycle, contributing to the higher backlog conversion rate.

We ended the third quarter of 2024 with 278 active communities, up from 272 at September 30, 2023. We purchased approximately 13,900 lots for $787.3 million, spent $933.6 million on land development and started construction on 12,259 homes during the nine months ended September 30, 2024.

Company Positioning
We believe that the investments in our new communities designed for the first-time and first move-up homebuyer, our move-in ready homes with a 60-day closing ready commitment, and our partnership with external realtors create a differentiated strategy that has aided us in our growth in the highly competitive new home market.

Our focus on growing our community count and market share includes the following strategic initiatives:
•Delivering affordable homes on a shorter timeline through simplification of production processes and maintaining levels of spec inventory that are aligned with our strategy;
•Offering our customers affordable, turnkey homes;
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
•Targeting a strong, yet sustainable, orders pace through the use of consumer, market and artificial intelligence research to ensure that we build homes that offer our buyers their desired features and amenities;
•Maintaining and where possible, expanding, our home closing gross profit by growing closing volume, allowing us to better leverage our direct overhead;
•Carefully managing our liquidity and a strong balance sheet. We ended the third quarter of 2024 with a 20.7% debt-to-capital ratio and an 8.8% net debt-to-capital ratio, after issuing $575.0 million of convertible senior notes during the second quarter of 2024;
•Balancing return of capital to our shareholders with internal growth goals, utilizing both share repurchases and dividend payments;
•Managing construction efficiencies and costs through national and regional vendor relationships with a focus on timely, quality construction and warranty management; and
•Promoting a positive environment for our employees through our commitment to foster diversity, equity and inclusion and providing market-competitive benefits in order to develop and motivate our employees, minimize turnover and maximize recruitment efforts.

Critical Accounting Estimates
The critical accounting estimates that we deem to involve the most difficult, subjective or complex judgments include real estate valuation and cost of home closings, warranty reserves and valuation of deferred tax assets. There have been no significant changes to our critical accounting estimates during the nine months ended September 30, 2024 compared to those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our 2023 Annual Report on Form 10-K for the year ended December 31, 2023 (the "Annual Report").

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

Home Closing Revenue	Three Months Ended September 30,		Quarter over Quarter
	2024	2023	Change $	Change %
Total
Dollars	$1,585,784	$1,610,317	$(24,533)	(1.5)%
Homes closed	3,942	3,638	304	8.4%
Average sales price	$402.3	$442.6	$(40.3)	(9.1)%
West Region
Dollars	$594,509	$606,833	$(12,324)	(2.0)%
Homes closed	1,220	1,172	48	4.1%
Average sales price	$487.3	$517.8	$(30.5)	(5.9)%
Central Region
Dollars	$416,802	$452,687	$(35,885)	(7.9)%
Homes closed	1,174	1,102	72	6.5%
Average sales price	$355.0	$410.8	$(55.8)	(13.6)%
East Region
Dollars	$574,473	$550,797	$23,676	4.3%
Homes closed	1,548	1,364	184	13.5%
Average sales price	$371.1	$403.8	$(32.7)	(8.1)%

	Nine Months Ended September 30,		Quarter over Quarter
	2024	2023	Change $	Change %
Total
Dollars	$4,745,618	$4,415,261	$330,357	7.5%
Homes closed	11,567	10,025	1,542	15.4%
Average sales price	$410.3	$440.4	$(30.1)	(6.8)%
West Region
Dollars	$1,732,978	$1,543,372	$189,606	12.3%
Homes closed	3,499	2,954	545	18.4%
Average sales price	$495.3	$522.5	$(27.2)	(5.2)%
Central Region
Dollars	$1,303,547	$1,334,368	$(30,821)	(2.3)%
Homes closed	3,606	3,244	362	11.2%
Average sales price	$361.5	$411.3	$(49.8)	(12.1)%
East Region
Dollars	$1,709,093	$1,537,521	$171,572	11.2%
Homes closed	4,462	3,827	635	16.6%
Average sales price	$383.0	$401.8	$(18.8)	(4.7)%

Home Orders (1)	Three Months Ended September 30,		Quarter over Quarter
	2024	2023	Change $	Change %
Total
Dollars	$1,425,610	$1,495,542	$(69,932)	(4.7)%
Homes ordered	3,512	3,474	38	1.1%
Average sales price	$405.9	$430.5	$(24.6)	(5.7)%
West Region
Dollars	$521,029	$521,049	$(20)	—%
Homes ordered	1,067	985	82	8.3%
Average sales price	$488.3	$529.0	$(40.7)	(7.7)%
Central Region
Dollars	$366,524	$425,165	$(58,641)	(13.8)%
Homes ordered	1,031	1,099	(68)	(6.2)%
Average sales price	$355.5	$386.9	$(31.4)	(8.1)%
East Region
Dollars	$538,057	$549,328	$(11,271)	(2.1)%
Homes ordered	1,414	1,390	24	1.7%
Average sales price	$380.5	$395.2	$(14.7)	(3.7)%

	Nine Months Ended September 30,		Quarter over Quarter
	2024	2023	Change $	Change %
Total
Dollars	$4,630,261	$4,477,148	$153,113	3.4%
Homes ordered	11,302	10,301	1,001	9.7%
Average sales price	$409.7	$434.6	$(24.9)	(5.7)%
West Region
Dollars	$1,659,130	$1,672,310	$(13,180)	(0.8)%
Homes ordered	3,351	3,261	90	2.8%
Average sales price	$495.1	$512.8	$(17.7)	(3.5)%
Central Region
Dollars	$1,248,561	$1,286,063	$(37,502)	(2.9)%
Homes ordered	3,441	3,237	204	6.3%
Average sales price	$362.8	$397.3	$(34.5)	(8.7)%
East Region
Dollars	$1,722,570	$1,518,775	$203,795	13.4%
Homes ordered	4,510	3,803	707	18.6%
Average sales price	$381.9	$399.4	$(17.5)	(4.4)%

(1)Home orders for any period represent the aggregate sales price of all homes ordered, net of cancellations. We do not include orders contingent upon the sale of a customer’s existing home or a mortgage pre-approval as a sales contract until the contingency is removed.

Order Backlog (1)	At September 30,		Quarter over Quarter
	2024	2023	Change $	Change %
Total
Dollars	$931,656	$1,558,637	$(626,981)	(40.2)%
Homes in backlog	2,284	3,608	(1,324)	(36.7)%
Average sales price	$407.9	$432.0	$(24.1)	(5.6)%
West Region
Dollars	$286,336	$579,787	$(293,451)	(50.6)%
Homes in backlog	598	1,179	(581)	(49.3)%
Average sales price	$478.8	$491.8	$(13.0)	(2.6)%
Central Region
Dollars	$223,865	$370,279	$(146,414)	(39.5)%
Homes in backlog	603	956	(353)	(36.9)%
Average sales price	$371.3	$387.3	$(16.0)	(4.1)%
East Region
Dollars	$421,455	$608,571	$(187,116)	(30.7)%
Homes in backlog	1,083	1,473	(390)	(26.5)%
Average sales price	$389.2	$413.2	$(24.0)	(5.8)%

(1)Our backlog represents net home orders that have not closed.

Active Communities and Cancellation Rates

Active Communities	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
	Ending	Average	Ending	Average	Ending	Average	Ending	Average
Total	278	282.5	272	281.5	278	278.1	272	278.4
West Region	86	85.5	84	91.0	86	83.2	84	93.1
Central Region	72	74.0	82	82.0	72	79.2	82	81.8
East Region	120	123.0	106	108.5	120	115.7	106	103.5

Cancellation Rates (2)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total	10%	11%	9%	13%
West Region	10%	14%	10%	14%
Central Region	11%	13%	11%	14%
East Region	10%	8%	8%	11%

(2)Cancellation rates are computed as the number of canceled units for the period divided by the gross sales units for the same period.

Operating Results

Companywide. We reported our highest third quarter home closing volume in Company history, with 3,942 closings for the three months ended September 30, 2024, up 8.4% from 3,638 closings in the three months ended September 30, 2023. The increase in home closing volume was due to a higher backlog conversion rate of 145.2% for the three months ended September 30, 2024, compared to 96.4% in the same period of 2023. Despite the increase in home closing volume, home closing revenue of $1.6 billion decreased 1.5% as the higher home closing volume was offset by a 9.1% lower ASP on closings, primarily the result of product and geographic mix shifts and increased utilization of financing incentives. Entry-level homes represented 93% of third quarter 2024 closings compared to 86% in the third quarter of 2023. Home order volume in the three months ended September 30, 2024 of 3,512 homes were relatively consistent with 3,474 homes in the three months ended September 30, 2023 due to similar average active community count and orders pace of 4.1 homes per month in both of the three month periods ending September 30, 2024 and 2023. The 1.1% increase in home order volume combined with a 5.7% decrease in ASP on home orders led to overall 4.7% lower home order value of $1.4 billion in the three months ended September 30, 2024 compared to $1.5 billion in the three months ended September 30, 2023. The decline in ASP on orders was driven by a higher percentage of entry-level, a shift in geographic mix and increased incentives, similar to ASP on home closings. Order cancellations of 10% for the three months ended September 30, 2024 were down from 11% in the three months ended September 30, 2023; the current run rate for cancellations across the company is below our historical company average and demonstrates the tightening of overall inventory availability and attractiveness of move-in ready homes with a 60-day closing ready commitment coupled with our financing incentives.

For the nine months ended September 30, 2024, home closing volume increased 15.4% to 11,567 closings, which led to home closing revenue of $4.7 billion, up 7.5% from $4.4 billion in the prior year. The increased volume was partially offset by a 6.8% year-over-year decrease in ASP on closings. Home order volume of 11,302 was up 9.7% and home order value of $4.6 billion was up 3.4% from prior year due to higher volume and a 5.7% decrease in ASP on orders. The increase in home order volume was driven entirely by 9.8% increase in orders pace of 4.5 homes per month, compared to 4.1 in 2023, on a relatively flat average active community count. We ended the third quarter of 2024 with 278 actively selling communities, up from 272 at September 30, 2023. The quarter ended with 2,284 homes in backlog valued at $931.7 million, compared to 3,608 units valued at $1.6 billion at September 30, 2023. The lower backlog year over year is a result of the significant improvement in our backlog conversion rate, as we are selling spec homes later in the construction cycle.
West. The West Region generated $594.5 million in home closing revenue in the three months ended September 30, 2024, a 2.0% decrease compared to the $606.8 million in prior year period. The lower revenue was due to lower ASP on closings, which was partially offset by 4.1% higher volume of 1,220 homes in the three months ended September 30, 2024, up from 1,172 homes in the prior year period. The 5.9% year over year decline in ASP is due to geographic mix within the region, as well as product mix shift to more entry-level homes. Home orders in the three months ended September 30, 2024 of 1,067 were up 8.3% from 985 in the prior year, resulting from a 16.7% increase in orders pace to 4.2 homes per month, more than offsetting the 6.0% lower number of average active communities. Although the West Region average active community count is down from 2023, it has increased sequentially from the second quarter of 2024. Home order value of $521.0 million for the third quarter of 2024 was consistent with prior year as the impact of the higher order volume was offset by a 7.7% lower ASP on orders caused by geographic and product mix shift. The West Region cancellation rate of 10% in the three months ended September 30, 2024 improved from 14% in the prior year.
For the nine months ended September 30, 2024, home closing revenue of $1.7 billion increased 12.3% due to an 18.4% increase in home closing volume, while ASP on closings decreased 5.2% compared to prior year due to geographic and product mix shift, as previously mentioned. Home order volume in the West Region of 3,351 increased 2.8% as a 15.4% increase in orders pace to 4.5 homes per month was mostly offset by the 10.6% decrease in the average number of actively selling communities. Home order value of $1.7 billion was down 0.8% due to a 3.5% lower ASP. The year-to-date cancellation rate of 10% improved from 14% in the prior year period. The West Region ended the third quarter of 2024 with 598 homes in backlog valued at $286.3 million, compared to 1,179 units valued at $579.8 million at September 30, 2023. The lower backlog is due entirely to a higher backlog conversion rate of 162.5% for the three months ended September 30, 2024 compared to 85.8% in the same period of 2023.
Central. The Central Region closed 1,174 homes in the three months ended September 30, 2024, up 6.5% from 1,102 in the prior year period due to an increase in the backlog conversion rate of 157.4% compared to 114.9% for the same prior year period. Home closing revenue of $416.8 million in the three months ended September 30, 2024 was down 7.9% from the prior year period, as the higher volume was offset by a 13.6% decrease in ASP on closings due to product mix shift and higher utilization of incentives. Home order volume decreased 6.2% to 1,031 homes in the three months ended September 30, 2024 as a 9.8% decrease in average active communities outweighed the 2.2% orders pace improvement to 4.6 homes per month. Home order value of $366.5 million in the three months ended September 30, 2024 declined 13.8% from $425.2 million in the prior year quarter due the combined impact of lower home order volume and an 8.1% decrease in ASP on orders caused by product mix shift to more entry-level homes and increased utilization of financing incentives. The Central Region cancellation rate of 11% in the three months ended September 30, 2024 improved from 13% in the three months ended September 30, 2023.
Year-to-date, the Central Region closed 3,606 homes, an 11.2% increase over prior year, and had relatively flat home closing revenue of $1.3 billion for the nine months ended September 30, 2024 and 2023, respectively, as the increase in volume was muted by a 12.1% decrease in ASP on closings. Home order volume increased 6.3%, partially offset by an 8.7% drop in ASP on orders, leading to a 2.9% overall decrease in home order value of $1.2 billion. Order volume benefited from a 9.1% increase in orders pace to 4.8 homes per month that was partially offset by a 3.2% decrease in average active communities. The year-to-date cancellation rate of 11% for the nine months ended September 30, 2024 improved from 14% in the prior year period. The Central Region ended the quarter with 603 units in backlog valued at $223.9 million, down 36.9% and 39.5%, respectively, compared to September 30, 2023, due to the higher backlog conversion rate discussed previously.
East. During the three months ended September 30, 2024, the East Region closed 1,548 homes for $574.5 million, compared to 1,364 closings and $550.8 million in home closing revenue in the comparable prior year period. The 13.5% increase in volume, largely benefiting from the 127.2% backlog conversion rate, was partially offset by an 8.1% lower ASP on home closings. The decline in ASP on home closings was due to product mix shift and increased financing incentives. Home orders of 1,414 in the three months ended September 30, 2024 increased 1.7% due to a 13.4% higher average active community count offset by an 11.6% lower orders pace of 3.8 homes for the three months ended September 30, 2024. The decrease in orders pace was a function of the timing of community openings and closings. Order value of $538.1 million in the three months ended September 30, 2024, was down 2.1% from $549.3 million in the prior year period due to the 1.7% higher volume, partially offset by the 3.7% lower ASP on orders. The combination of product mix shift and increased financing incentives led to the lower ASP on orders. The East Region cancellation rate of 10% in the three months ended September 30, 2024 was up from 8% in the same prior year period but still well below our historical company average.
For the nine months ended September 30, 2024, the East Region saw improvements in home closing volume and revenue of 16.6% and 11.2% improvements in, respectively, compared to the 2023 period, closing 4,462 homes for $1.7 billion in home closing revenue for the nine months ended September 30, 2024. Home order volume increased 18.6% due to an 11.8% increase in average active communities coupled with a 4.9% higher orders pace for the nine months ended September 30, 2024. The higher order volume led to a 13.4% increase in home order value of $1.7 billion, as ASP on orders declined 4.4% due to a higher mix of entry-level homes. Year-to-date, the East Region's cancellation rate of 8% saw a significant drop from 11% in the prior year. The East Region ended the third quarter of 2024 with 1,083 homes in backlog valued at $421.5 million, down 26.5% and 30.7%, respectively, from 1,473 homes valued at $608.6 million at September 30, 2023.
Land Closing Revenue and Gross Profit (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Land closing revenue	$2,665	$2,783	$4,970	$44,547
Land closing gross profit	$680	$248	$687	$1,865
From time to time, we may sell certain lots or land parcels to other homebuilders, developers or investors if we feel the sale will provide a greater economic benefit to us than continuing home construction or where we are looking to diversify our land positions in a specific geography or divest of assets that no longer align with our strategy.

Other Operating Information (dollars in thousands)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
	Dollars	Percent of Home Closing Revenue	Dollars	Percent of Home Closing Revenue	Dollars	Percent of Home Closing Revenue	Dollars	Percent of Home Closing Revenue
Home Closing Gross Profit (1)
Total	$392,565	24.8%	$429,575	26.7%	$1,210,029	25.5%	$1,089,016	24.7%

West	$138,338	23.3%	$141,632	23.3%	$401,730	23.2%	$311,267	20.2%

Central	$108,657	26.1%	$128,387	28.4%	$349,931	26.8%	$360,529	27.0%

East	$145,570	25.3%	$159,556	29.0%	$458,368	26.8%	$417,220	27.1%

(1)Home closing gross profit represents home closing revenue less cost of home closings, including impairments, if any. Cost of home closings includes land and associated development costs, direct home construction costs, an allocation of common community costs (such as architectural, legal and zoning costs), interest, sales tax, impact fees, warranty, construction overhead and closing costs.
Companywide. Home closing gross profit for the three months ended September 30, 2024 was $392.6 million, with a home closing gross margin of 24.8%, down 190 basis points from 26.7% in the three months ended September 30, 2023. The margin decline was due to the combined effect of higher lot costs, increased utilization of financing incentives and, to a lessor extent, reduced leverage of fixed costs on lower home closing revenue, which were partially offset by cost savings and shorter construction cycle times. For the nine months ended September 30, 2024, gross profit of $1.2 billion and margin of 25.5% increased from $1.1 billion and 24.7% in nine months ended September 30, 2023, for a gross margin improvement of 80 basis points, due to lower direct costs, leverage of higher home closing revenue on overhead costs and shorter construction cycle times, partially offset by higher lot costs.

West. The West Region had home closing gross margin of 23.3% for the three months ended September 30, 2024, flat with the three months ended September 30, 2023, as higher lots costs offset the savings in direct costs and shorter construction cycle times. Year-to-date gross margin improved 300 basis point to 23.2% in 2024 compared to 20.2% in 2023 due to direct cost savings, leverage of higher home closing revenue on overhead costs and shorter construction cycle times, all of which were partially offset by higher lot costs. Additionally, home closing gross margin for both the three and nine month periods ended September 30, 2023 were negatively impacted by significant financing incentives to address affordability concerns.

Central. The Central Region home closing gross margin of 26.1% for the three months ended September 30, 2024 decreased 230 basis points from 28.4% in the prior year quarter as a result of increased utilization of financing incentives, higher lot costs and reduced leverage of fixed costs on lower home closing revenue, which were partially offset by direct cost savings and shorter construction cycle times. Year-to-date, the Central Region gross margin of 26.8% in 2024 was relatively consistent with 27.0% in 2023.
East. The East Region home closing gross margin of 25.3% for the three months ended September 30, 2024, down 370 basis points from 29.0% for the comparable 2023 period, due to higher lot costs and utilization of financing incentives, which more than offset savings in direct costs and leverage of higher home closing revenue on overhead costs. For the nine months ended September 30, 2024, East Region home closing gross margin of 26.8% decreased 30 basis points as lower direct costs and leverage of higher home closing revenue on overhead costs were exceeded by higher lot costs.

Financial Services Profit (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Financial services profit	$3,101	$5,700	$7,248	$6,066
Financial services profit represents the net profit/(loss) of our financial services operations, including the operating profit generated by our wholly-owned title and insurance companies, Carefree Title Agency, Inc. and Meritage Homes Insurance Agency, Inc., respectively, as well as our portion of earnings from a mortgage joint venture. Financial services profit of $3.1 million in the three months ended September 30, 2024 decreased $2.6 million from $5.7 million in the same prior year period, primarily due to current period charges of $3.0 million related to expired interest rate forward commitments, which were offset by higher profits for both the title and insurance companies as a result of higher home closing volume. There were no charges related to expired interest rate forward commitments in the third quarter of 2023. Similar to the third quarter results, year-to-date financial services profit increased $1.2 million as greater title and insurance company profits were offset by higher charges related to unused interest rate forward commitments of $10.9 million in the nine months ended September 30, 2024 compared to $9.8 million in the prior year period.
Selling, General and Administrative Expenses and Other Expenses (dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Commissions and other sales costs	$(97,898)	$(99,122)	$(304,113)	$(277,766)
Percent of home closing revenue	6.2%	6.2%	6.4%	6.3%
General and administrative expenses	$(59,198)	$(63,091)	$(163,114)	$(162,750)
Percent of home closing revenue	3.7%	3.9%	3.4%	3.7%
Interest expense	$—	$—	$—	$—
Other income, net	$10,682	$13,331	$31,202	$35,037
Loss on early extinguishment of debt	$—	$(907)	$(631)	$(907)
Provision for income taxes	$(53,966)	$(63,974)	$(167,771)	$(150,664)

Commissions and Other Sales Costs. Commissions and other sales costs are comprised of internal and external commissions and related sales and marketing expenses such as advertising and sales office costs. These costs decreased $1.2 million to $97.9 million in the three months ended September 30, 2024 compared to the prior year period, primarily due to decreased commissions expense on lower home closing revenue, partially offset by increased costs associated with maintaining higher levels of spec inventory. Commissions and other sales costs were 6.2% of home closing revenue in both third quarter periods. For the nine months ended September 30, 2024, commissions and other sales costs of $304.1 million were 6.4% of home closing revenue, increases of $26.3 million and 10 basis points, respectively, due to higher home closing revenue and increased costs associated with maintaining higher levels of spec inventory.

General and Administrative Expenses. General and administrative expenses represent corporate and divisional overhead expenses such as salaries and bonuses, occupancy, insurance and travel expenses. For the three months ended September 30, 2024, general and administrative expenses of $59.2 million decreased $3.9 million from $63.1 million in the prior year period, and as a percentage of home closing revenue improved 20 basis points to 3.7% due primarily to lower expense associated with performance based compensation. For the nine months ended September 30, 2024, general and administrative expenses of $163.1 million increased $0.4 million, but as a percentage of home closing revenue improved 30 basis points due to leverage of higher home closing revenue on fixed overhead expenses and lower performance based compensation expense.
Interest Expense. Interest expense is comprised of interest incurred, but not capitalized, on our senior and convertible senior notes, loans payable and other borrowings, and our revolving credit facility agreement ("Credit Facility"). We recognized no interest expense for the three and nine months ended September 30, 2024 and 2023 because all interest was capitalized to qualifying assets.
Other Income, Net. Other income, net, primarily consists of (i) sublease income, (ii) interest earned on our cash and cash equivalents, (iii) payments and awards related to legal settlements and (iv) our portion of pre-tax income or loss from non-financial services joint ventures. Other income, net was $10.7 million and $13.3 million for the three months ended September 30, 2024 and 2023, respectively, and $31.2 million and $35.0 million for the nine months ended September 30, 2024 and 2023, respectively. The decreases in both the three and nine month periods ended September 30, 2024 are due to less interest earned on a lower average cash balance.

Loss on Early Extinguishment of Debt. For the three and nine months ended September 30, 2024, there was zero and $0.6 million loss on early extinguishment of debt, respectively, related to the May 2024 $250.0 million final redemption of our 2025 Notes. For the three and nine months ended September 30, 2023, loss on early extinguishment of debt of $0.9 million was related to the $150.0 million partial redemption of our 2025 Notes. See Note 6 to the unaudited consolidated financial statements included in this report for more information related to the redemption of our 2025 Notes.
Income Taxes. Our effective tax rate was 21.6% and 22.4% for the three months ended September 30, 2024 and 2023, respectively, and was 21.5% and 21.8% for the nine months ended September 30, 2024 and 2023. The rate for all periods reflect energy-efficient homes tax credits on qualifying homes under the Internal Revenue Code ("IRC") §45L energy-efficient homes federal tax credit.

Liquidity and Capital Resources
Overview
We have historically generated cash and funded our operations primarily from cash flows from operating activities. Additional sources of funds may include additional debt or equity financing and borrowing capacity under our Credit Facility. We exercise strict controls and believe we have a prudent strategy for Company-wide cash management, including those related to cash outlays for land acquisition and development and spec home construction. Our principal uses of cash include acquisition and development of land and lots, home construction, operating expenses, share repurchases and the payment of interest, routine liabilities and dividends. We may also opportunistically repurchase our senior notes.
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
Short-term Liquidity and Capital Resources
Over the course of the next twelve months, we expect that our primary demand for funds will be for the construction of homes, as well as acquisition and development of both new and existing lots, operating expenses, including general and administrative expenses, interest and dividend payments and common stock repurchases. Although we don't anticipate any early redemptions in the near term, we may opportunistically retire or redeem a portion of our senior notes. We expect to meet these short-term liquidity requirements primarily through our cash and cash equivalents on hand and the net cash flows provided by our operations.
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

Material Cash Requirements
We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact both short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on our unaudited consolidated balance sheets as of September 30, 2024, while others are considered future commitments for materials or services not yet provided. Our contractual obligations primarily consist of principal and interest payments on our senior and convertible senior notes, loans payable and other borrowings, including our Credit Facility, letters of credit and surety bonds and operating leases. We have no material debt maturities until 2027. We also have requirements for certain short-term lease commitments, funding working capital needs of our existing unconsolidated joint ventures and other purchase obligations in the normal course of business. Other material cash requirements include land acquisition and development costs, home construction costs and operating expenses, including our selling, general and administrative expenses, as previously discussed. We plan to fund these commitments primarily with cash flows generated by operations, but may also utilize additional debt or equity financing and borrowing capacity under our Credit Facility. Our maximum exposure to loss on our purchase and option agreements is generally limited to non-refundable deposits and capitalized or committed pre-acquisition costs.
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
We do not engage in commodity trading or other similar activities. We had no derivative financial instruments that required derivative accounting under ASC 815-10, Derivatives and Hedging, at September 30, 2024 or December 31, 2023.
Operating Cash Flow Activities
During the nine months ended September 30, 2024, net cash used in operating activities totaled $128.0 million, versus net cash provided by operating activities of $460.1 million for the nine months ended September 30, 2023. Operating cash flows in the nine months ended September 30, 2024 benefited from cash generated by net earnings of $613.5 million, which were offset by a $723.8 million increase in real estate. Operating cash flows in the nine months ended September 30, 2023 benefited from cash generated from net earnings of $539.9 million and were partially offset by a $137.5 million increase in real estate.
Investing Cash Flow Activities
During the nine months ended September 30, 2024 and 2023, net cash used in investing activities totaled $31.4 million and $34.7 million. Cash used in investing activities in the first nine months of 2024 was mainly attributable to purchases of property and equipment of $21.2 million and investments in unconsolidated entities of $10.4 million. Cash used in investing activities in the first nine months of 2023 was mainly attributable to the purchases of property and equipment.
Financing Cash Flow Activities
During the nine months ended September 30, 2024, net cash provided by financing activities totaled $69.8 million as compared to net cash used in financing activities of $238.2 million for the nine months ended September 30, 2023. The net cash provided by financing activities in 2024 primarily reflects the net proceeds of $557.7 million from the issuance of our 1.75% Convertible Senior Notes due 2028, offset by the early redemption of our 2025 Notes of $250.0 million principal and $61.8 million for the purchase of capped calls, along with $85.9 million of share repurchases and $81.6 million of dividends paid. The net cash used in financing activities in 2023 includes $150.0 million for the partial redemption of our 2025 Notes and associated early tender fees of $0.9 million, $55.0 million in share repurchases and $29.7 million of dividends paid. See 'Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds' for more information about our authorized share repurchase program.

We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. Debt-to-capital and net debt-to-capital are calculated as follows (dollars in thousands):

	As of
	September 30, 2024	December 31, 2023
Senior and convertible senior notes, net, loans payable and other borrowings	$1,314,255	$1,008,215
Stockholders’ equity	5,029,790	4,611,900
Total capital	$6,344,045	$5,620,115
Debt-to-capital (1)	20.7%	17.9%
Senior and convertible senior notes, net, loans payable and other borrowings	$1,314,255	$1,008,215
Less: cash and cash equivalents	(831,559)	(921,227)
Net debt	482,696	86,988
Stockholders’ equity	5,029,790	4,611,900
Total net capital	$5,512,486	$4,698,888
Net debt-to-capital (2)	8.8%	1.9%

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
Dividends
During the three months ended September 30, 2024 and 2023, our Board of Directors approved, and we paid, a quarterly cash dividend on common stock of $0.75 and $0.27 per share, respectively. Quarterly dividends declared and paid during the nine months ended September 30, 2024 and 2023 totaled $2.25 and $0.81 per share, respectively.

Credit Facility Covenants
Borrowings under the Credit Facility are unsecured, but availability is subject to, among other things, a borrowing base. The Credit Facility also contains certain financial covenants, including (a) a minimum tangible net worth requirement of $3.3 billion (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings), and (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 60%. We were in compliance with all Credit Facility covenants as of September 30, 2024. Our actual financial covenant calculations as of September 30, 2024 are reflected in the table below.

Financial Covenant (dollars in thousands):	Covenant Requirement	Actual
Minimum Tangible Net Worth	>$3,485,875	$4,980,814
Leverage Ratio	< 60%	7.7%
Investments other than defined permitted investments	<$1,519,244	$18,217

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
In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission ("SEC") is recorded, processed, summarized and reported on a timely basis, we have developed and implemented disclosure controls and procedures. Our management, with the participation of our chief executive officer ("CEO") and chief financial officer ("CFO"), has reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of September 30, 2024 (the “Evaluation Date”). Based on such evaluation, our management has concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective at a reasonable assurance level in ensuring that information that is required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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

The homebuilding industry is capital intensive and requires significant up-front expenditures to secure land and pursue development and construction on such land. Accordingly, we incur substantial indebtedness to finance our homebuilding activities. At September 30, 2024, we had approximately $1.3 billion of indebtedness and $831.6 million of cash and cash equivalents. If we require working capital greater than that provided by our operations and current liquidity position, including the $796.7 million available to be drawn under our credit facility, we may be required to seek additional capital in the form of equity or debt financing from a variety of potential sources, including bank financing, public bonds or off-balance sheet resources. There can be no assurance we would be able to obtain such additional capital on terms acceptable to us, if at all. The level of our indebtedness could have important consequences to our stockholders, including the following:

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
Issuer Purchases of Equity Securities
On February 13, 2019, our Board of Directors authorized a new stock repurchase program, authorizing the expenditure of up to $100.0 million to repurchase shares of our common stock. On November 13, 2020, the Board of Directors authorized the expenditure of an additional $100.0 million to repurchase shares of our common stock under this program. On August 12, 2021, the Board of Directors authorized the expenditure of an additional $100.0 million to repurchase shares of our common stock under this program, which was announced on August 17, 2021. On May 19, 2022, the Board of Directors authorized the expenditure of an additional $200.0 million to repurchase shares of our common stock under this program, which was announced on May 25, 2022. There is no stated expiration for this program. The repurchases of the Company's shares may be made in the open market, in privately negotiated transactions, or otherwise. The timing and amount of repurchases, if any, will be determined by the Company's management at its discretion and be based on a variety of factors such as the market price of the Company's common stock, corporate and contractual requirements, prevailing market and economic conditions and legal requirements. The share repurchase program may be modified, suspended or discontinued at any time. As of September 30, 2024 there was $99.1 million available under this program to repurchase shares. We repurchased 151,220 shares under the program during the three months ended September 30, 2024.

Period	Total Number of Shares Purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
July 1, 2024 - July 31, 2024	90,299	$199.63	90,299	$111,051,447
August 1, 2024 - August 31, 2024	60,921	$196.54	60,921	$99,077,802
September 1, 2024 - September 30, 2024	—	$—	—	$99,077,802
Total	151,220		151,220

Item 5.	Other Information
Insider Trading Arrangements
During the fiscal quarter ended September 30, 2024, no officer terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, and no director adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement. During the fiscal quarter ended September 30, 2024, our officers adopted Rule 10b5-1 trading arrangements, as follows:

Name and Title	Date Adopted	Duration of Trading Arrangement	Description of the Aggregate Number of Securities to be Sold Pursuant to the Arrangement
Phillippe Lord Chief Executive Officer	August 19, 2024	March 3, 2025 - March 31, 2025	Sell sufficient shares to cover taxes due on vesting of equity awards that were granted on February 28, 2022 and vest on February 28, 2025.
Hilla Sferruzza Executive Vice President and Chief Financial Officer	August 19, 2024	March 3, 2025 - March 31, 2025	Sell sufficient shares to cover taxes due on vesting of equity awards that were granted on February 28, 2022 and vest on February 28, 2025.
Steven J. Hilton Executive Chairman	August 19, 2024	March 3, 2025 - March 31, 2025	Sell sufficient shares to cover taxes due on vesting of equity awards that were granted on February 28, 2022 and vest on February 28, 2025.
Clint Szubinski Executive Vice President and Chief Operating Officer	August 19, 2024	March 3, 2025 - March 31, 2025	Sell sufficient shares to cover taxes due on vesting of equity awards that were granted on February 28, 2022 and vest on February 28, 2025.
Malissia Clinton Executive Vice President and General Counsel	August 19, 2024	August 12, 2025 - August 30, 2025	Sell sufficient shares to cover taxes due on vesting of equity awards that were granted on August 10, 2022 and vest on August 10, 2025.
Javier Feliciano Executive Vice President and Chief People Officer	August 19, 2024	March 3, 2025 - March 31, 2025	Sell sufficient shares to cover taxes due on vesting of equity awards that were granted on February 28, 2022 and vest on February 28, 2025.

Item 6.	Exhibits

Exhibit Number	Description	Page or Method of Filing
3.1	Restated Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3 of Form 8-K dated June 20, 2002

3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 10-Q for the quarter ended September 30, 1998

3.1.2	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated September 15, 2004

3.1.3	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders filed on April 10, 2006

3.1.4	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix B of the Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders filed on April 1, 2008

3.1.5	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Definitive Proxy Statement filed on January 9, 2009

3.2	Meritage Homes Corporation Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.1 of Form 8-K dated June 14, 2023

10.1	First Supplemental Indenture (re 1.75% Convertible Senior Notes due 2028)	Filed herewith

10.2	First Supplemental Indenture (re 3.875% Senior Notes due 2029)	Filed herewith

10.3	Fourth Supplemental Indenture (re 5.125% Senior Notes due 2027)	Filed herewith

22	List of Guarantor Subsidiaries	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Phillippe Lord, Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Hilla Sferruzza, Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Furnished herewith

101.0
The following information from the Meritage Homes Corporation Quarterly Report on Form 10-Q as of and for the three months and nine months ended September 30, 2024 were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Income Statements, (iii) Unaudited Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Consolidated Financial Statements.

104.0	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL and contained in exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERITAGE HOMES CORPORATION, a Maryland corporation

By:	/s/ HILLA SFERRUZZA
Hilla Sferruzza Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date:	October 31, 2024

INDEX OF EXHIBITS

3.1	Restated Articles of Incorporation of Meritage Homes Corporation

3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.2	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.3	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.4	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.5	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.2	Meritage Homes Corporation Amended and Restated Bylaws

10.1	First Supplemental Indenture (re 1.75% Convertible Senior Notes due 2028)

10.2	First Supplemental Indenture (re 3.875% Senior Notes due 2029)

10.3	Fourth Supplemental Indenture (re 5.125% Senior Notes due 2027)

22	List of Guarantor Subsidiaries

31.1	Rule 13a-14(a)/15d-14(a) Certification of Phillippe Lord, Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Hilla Sferruzza, Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.0
The following information from the Meritage Homes Corporation Quarterly Report on Form 10-Q as of and for the three months and nine months ended September 30, 2024 were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Income Statements, (iii) Unaudited Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Consolidated Financial Statements.

104.0	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL and contained in exhibit 101.