Form 10-K
period 2024-12-31
Meritage Homes CORP
filed 2025-02-20
CIK 833079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K
 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.	☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.	☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes	☐	No	☒
The aggregate market value of common stock held by non-affiliates of the registrant as of June 28, 2024 was $5.7 billion based on the closing sales price per share as reported by the New York Stock Exchange on such date.
The number of shares outstanding of the registrant’s common stock on February 14, 2025 was 71,765,912.
DOCUMENTS INCORPORATED BY REFERENCE
Portions from the registrant’s Proxy Statement relating to the registrant's 2024 Annual Meeting of Stockholders have been incorporated by reference into Part III, Items 10, 11, 12, 13 and 14.

MERITAGE HOMES CORPORATION
FORM 10-K

PART I
Item 1. Business
The Company
Meritage Homes Corporation ("Meritage Homes") is a leading designer and builder of single-family attached and detached homes. We primarily build in historically high-growth regions of the United States and offer a variety of entry-level and first move-up homes. We have operations in three regions: West, Central and East, which are comprised of twelve states: Arizona, California, Colorado, Utah, Texas, Alabama, Florida, Georgia, Mississippi, North Carolina, South Carolina, and Tennessee. These three regions are our principal homebuilding reporting segments. We also operate a financial services reporting segment. In this segment, we offer title and escrow, mortgage, and insurance services. Carefree Title Agency, Inc. ("Carefree Title"), our wholly-owned title company, provides title insurance and closing/settlement services to our homebuyers in certain states. Managing our own title operations allows us greater control over the entire escrow and closing cycles in addition to generating additional revenue. Meritage Homes Insurance Agency, Inc. (“Meritage Insurance”), our wholly-owned insurance broker, works in collaboration with insurance companies nationwide to offer homeowners insurance and other insurance products to our homebuyers. Our financial services operations also provide mortgage services to our homebuyers through an unconsolidated joint venture.
Our homebuilding activities are conducted under the name of Meritage Homes in each of our homebuilding markets. At December 31, 2024, we were actively selling homes in 292 communities, with base prices ranging from approximately $203,000 to $1,089,000. Our average sales price ("ASP") on home closings and orders was approximately $406,200 and $407,400, respectively, for the year ended December 31, 2024.
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
Meritage Homes operates within a comprehensive plan of corporate governance for the purpose of defining responsibilities and setting high standards for ethical conduct. Our Board of Directors has established an audit committee, executive compensation committee, environmental, social, nominating and governance committee, and land committee. The charters for each of these committees are available on our website, along with our Lead Director Charter, Code of Ethics, Corporate Governance Principles and Practices, Conflict of Interest and Related Party Transaction Policy, Securities Trading Policy, Clawback Policy, Human Rights Policy, Vendor Code of Conduct, Environmental Responsibility Policy, and Responsible Marketing Policy (collectively, the "charters and Published Policies"). All of our employees, officers and directors, are required to comply with our Code of Ethics and to immediately report through the appropriate channels, any known instances of non-compliance. Our charters and Published Policies are also available in print, free of charge, to any stockholder who requests any of them by calling us or by writing to us at our principal executive offices at the following address: Meritage Homes Corporation, 18655 N. Claret Drive, Suite 400, Scottsdale, Arizona 85255, Attention: Secretary. Our telephone number is (480) 515-8100.

Strategy
All facets of Meritage's operations are governed by the core values that define our culture and operational parameters, ensuring that our actions are aligned around our brand promise of delivering to each of our customers a LIFE.BUILT.BETTER.®
Our six core values include:
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
•Lead with action, be relentless in our pursuit of excellence and never settle; and
•Commit to build a culture of inclusion and belonging across our organization.
These core values are evident in the operational decisions, all of which contribute to the successes we have achieved in becoming the fifth largest homebuilder in America.
Our operational strategy focuses on building affordable, move-in ready homes that are designed to meet the growing demand for entry-level and first move-up product. Our LiVE.NOW® communities are targeted to the entry-level price point combining nicely-appointed affordable homes with simplified and streamlined construction and sales processes aimed to create a stress-free buying experience for our customers while also allowing our trade partners and suppliers to work more efficiently and cost effectively, which allows us to pass resulting savings on to our customers. We have a 100% speculative ("spec") home building strategy for our entry-level product, so we pre-start all of our homes with preselected plans and features. Midway through 2024, we introduced a strategic shift of selling homes later in the construction process which enables us to compete more effectively with the resale home market by shortening the delivery time from sale to close, aligning more closely with typical resale home closing timelines. Our strategic shift focuses on three core tenets: (1) a 60-day closing ready guarantee beginning in 2025, (2) move-in ready homes, and (3) external realtor engagement. We believe that focusing on these three tenets reinforces our brand commitment and positions us competitively to capture a larger market share by opening up a category of buyers that previously might not have considered new home construction due to hesitancy over construction and closing delays and hidden move-in costs. We believe our move-in ready, 60-day closing ready guarantee will help alleviate these concerns. Further, by focusing on our relationship with the external realtor community, we expand our potential buyer pool as we know that a large percentage of buyers place their trust in these agents when starting their search for a new home.
We continue to focus on building energy efficient, resilient homes and believe it is one of the core differentiators between the new and resale home market. Accordingly, at a minimum, every new home we construct meets or exceeds ENERGY STAR® standards which are higher than existing building codes. These standard offerings provide our customers with homes that utilize, on average, half of the energy of a typical U.S. home of the same size. As a result of our commitment to interior air quality, we received the U.S. Environmental Protection Agency’s ("EPA") ENERGY STAR® certification for the eleventh time in 2024 and the Indoor airPLUS certification for the fourth consecutive year. Our commitment to incorporate these energy and healthy living standards into all of our homes has resulted in our achievement of design, purchasing and production efficiencies that have allowed us to offer these as standard features to our home buyers for nominal additional cost while providing significant additional value to our customers. In addition, all homes we build include home automation features through our M.Connected Home™ Automation Suite which includes a central hub that allows users to monitor and control key components of their homes, such as Wi-Fi enabled thermostats, garage doors and smart door locks.
Year after year, we strive to build energy-efficient homes through better construction processes and selection of materials and features inside the home. These efforts reduce the energy consumption and greenhouse gas emissions of our homes, which create energy savings and lower utility bills for our homeowners. Our homes earn better Home Energy Rating System ("HERS") scores from the third-party energy rater, Residential Energy Services Network, as compared to a comparable existing home. We have also received various national and regional awards in recognition of our efforts, including:
•2024 EPA's ENERGY STAR® Partner of the Year for Sustained Excellence for the eleventh year;
•2021 - 2024 EPA's Indoor airPLUS Leader Award;
•2013 - 2024 EPA's ENERGY STAR® Residential New Construction Market Leader Award;
•USA Today’s 2024 America’s Climate Leaders; and
•Newsweek's 2024 America's Greenest Companies

Environmental, Social and Governance

We believe transparent corporate governance and responsibility are important for the long-term sustainability of the business. Our Environmental Responsibility Policy, Code of Ethics, Human Rights Policy, Vendor Code of Conduct, and Responsible Marketing Policy, collectively, are intended to define, promote and support sustainable practices throughout all phases of the homebuilding cycle. We take pride in being an organization driven by ethics and living by our core values and our promise to deliver a Life.Built.Better.® We promote the long-term interests of our stakeholders and customers and focus on the transparency and accountability of Meritage’s Board of Directors, executive management, employees and trade partners. In addition to being certified as a Great Place to Work® for a second year in a row in 2024, we also received various national and regional awards in recognition of our corporate stewardship, including:
•Forbes' 2024 Most Successful Mid-Cap Companies;
•The President's Volunteer Service Award for 2024;
•Arizona's 2024 Most Admired Companies;
•U.S. News & World Report’s Best Companies to Work for in 2024-2025;
•2024 Fortune Best Workplaces in Construction, Best Workplaces for Women, and Best Workplaces for Parents;
•AVID Cup – Production, the highest national honor, for a third consecutive year; and
•Various AVID Diamond, Gold and Benchmark customer service awards across multiple categories and divisions.

More information regarding these topics can be found on our website and within publicly filed reports, including our 2024 environmental, social, and governance (“ESG”) report which includes our Task Force on Climate-Related Financial Disclosures ("TCFD") and our Equal Employment Opportunity data (“EEO-1”). These disclosures are located within the Investor Relations area of our website. The ESG report and other information on our website are not incorporated by reference into this Annual Report on Form 10-K.

Markets
We currently build and sell homes in the following markets:

Markets	Year Entered
Phoenix, AZ	1985
Dallas/Ft. Worth, TX	1987
Austin, TX	1994
Tucson, AZ	1995
Houston, TX	1997
East Bay/Central Valley, CA	1998
Sacramento, CA	1998
San Antonio, TX	2003
Inland Empire, CA	2004
Denver, CO	2004
Orlando, FL	2004
Raleigh, NC	2011
Tampa, FL	2011
Charlotte, NC	2012
Nashville, TN	2013
Atlanta, GA	2014
Greenville, SC	2014
South Florida	2016
Myrtle Beach, SC	2021
Salt Lake City, UT	2023
Jacksonville, FL	2023
Coastal Alabama	2024
Coastal Mississippi	2024
Florida Panhandle	2024
Huntsville, AL	2024

Recent Industry and Company Developments
The market for new homes was healthy in 2024 as the largest U.S. population cohorts of the millennial, Gen Z and baby boomer generations continue to need affordable, move-in ready homes. While demand was stable, volatile and elevated interest rates resulted in increased need for interest rate assistance for potential homebuyers to help with monthly mortgage affordability. The ability to offer financing incentives, including interest rate locks and buy-downs, combined with a short supply of re-sale inventory available has shifted demand to the new home market in recent years. We believe that our ability to offer financing incentives gives us a competitive advantage, particularly over resale homes, as individual home sellers are typically not able to provide such incentives, and that our all-spec strategy with a commitment to affordability can meet this demand, providing us with ample opportunity to capture and grow our market share.
Supply chain and labor market disruptions, shortages and other economic-related disruptions that impacted construction cycle times for the homebuilding industry during 2022 and 2023 stabilized in 2024. Throughout 2024, we further reduced our construction cycle time, reaching normalized cycle times of approximately 120 days by the end of the year. The increased capacity in supply chain has resulted in a decrease in some material costs over the past few years, and our higher volume allowed us to capture additional volume discounts from our national vendors. Land costs were elevated in 2024 following several years of historically high land development activity and negatively impacted our margins.
We have been successful in executing on our strategy to address the demand for more affordable homes by acquiring and developing communities and designing homes that can be delivered at a lower cost, simplifying our product and construction processes, and having an all spec home sales program, all of which allow buyers to move in quicker and make the entire home buying experience faster, easier and less costly. We are confident in our strategy and continue to demonstrate our commitment to first-time and first move-up buyers through our focus on delivering affordable homes. Our portfolio of active communities is largely concentrated on first-time buyers, as these provide us the best opportunity to offer affordable homes. We also remain committed to our key financial goals such as higher home closing revenue, strong home closing gross margin, controlling selling, and general and administrative costs, and maintaining sufficient liquidity. Our products and simplification strategy have enabled us to deliver on these goals and we believe will continue to provide improved profitability while also preserving liquidity. Our near-term objectives in today's uncertain environment are expanding our market share and maintaining liquidity. During 2024 we maintained our investment grade ratings from all three of our rating agencies in recognition of our disciplined approach to balance sheet management, while actively pursuing growth and shareholder return.
Home closing revenue of $6.3 billion for the year ended December 31, 2024, increased 4.7% year over year, the combined result of an 11.7% increase in home closing volume and a 6.3% decrease in ASP on closings. The improvement in home closing volume was achieved due to strong orders throughout the year alongside higher backlog conversion as a result of our offering all spec, move-in ready homes. Home order volume improved 10.7% year-over-year due to a 1.4% increase in average active communities and a 7.5% increase in orders pace to 4.3 homes per month. Higher order volume partially offset by the lower ASP led to a 4.8% increase in home order value compared to 2023. Home closing gross margin of 24.9% was consistent with 24.8% in 2023. ASP on orders decreased 5.3% due to greater utilization of financing incentives as well as product and geographic mix shift. Entry-level represented 92% of full year 2024 sales orders, compared to 87% in the prior year. Net earnings for the year ended December 31, 2024 of $786.2 million and diluted EPS of $10.72 both increased by 6.4% and 7.6%, respectively, compared to prior year.

We carefully manage our liquidity and balance sheet, particularly during times of limited economic visibility. Our earnings generate cash that allows us to reinvest in our business through acquiring and developing land, increasing the number of homes under construction, and returning shareholder value by repurchasing our common stock and paying dividends. During 2024, we repurchased 1,464,510 shares of our common stock, or 2.0% of the shares outstanding at the beginning of the year, for $125.9 million, paid dividends totaling $108.6 million, and redeemed $250.0 million of our Senior Notes due 2025. We ended the year with cash and cash equivalents totaling $651.6 million as compared to $921.2 million at December 31, 2023, while growing our inventory 21.3% to $5.7 billion. Our debt-to-capital ratio was 20.6% and our net debt-to-capital ratio was 11.7% at December 31, 2024, compared to 17.9% and 1.9%, respectively, at December 31, 2023. Net debt-to-capital is a non-GAAP measure. For information about the calculation of the net debt-to-capital ratio and the reasons why we believe it is a relevant financial measure, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources". On November 21, 2024, our Board declared a two-for-one stock split to stockholders of record at the close of business on December 31, 2024 that was effective on January 2, 2025. All share and per share amounts in this Annual Report on Form 10-K have been retroactively adjusted to reflect the Stock Split for all periods presented. See "Part II, Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities".
Land Acquisition and Development
Our current land pipeline goal is to maintain an approximate four-to-five year future sales order pace supply of lots, which we believe provides an appropriate planning horizon to address regulatory matters, perform land development and manage to our business plan for future closings. With the increasing demand for new homes, and in support of our commitment to grow community count and market share, we are increasing our efforts to find new land that aligns with our underwriting criteria. During the year ended December 31, 2024, we invested approximately $2.5 billion in land acquisition and development and secured approximately 37,000 net new lots, up from 16,000 net new lots in 2023. Included in the 2024 new lots are those we acquired as part of our entry into new markets in Alabama and the Gulf Coast. We ended the year with 85,613 lots under control at December 31, 2024 versus 64,313 in 2023. Nearly all of the lots placed under control in 2024 are designated for entry-level communities. We are currently focused on growing our market share in our newly-entered and existing markets, and we continually evaluate our markets, monitoring and adjusting our lot supply through lot and land acquisitions to ensure we have a sufficient pipeline that is in sync with local market dynamics as well as our goals for growth in those markets. During 2024, we closed 15,611 homes, purchased approximately 27,300 lots for $1.2 billion, spent $1.3 billion on land development, and started construction on 15,824 homes. At December 31, 2024 and 2023, respectively, approximately 62% and 72% of our controlled lots were owned.
We are currently purchasing primarily undeveloped land as the opportunity to purchase partially developed or substantially finished lots in desired locations is limited. Finished lots are those on which the development has been completed by a third party and are ready for immediate home construction. The entitlement and development of raw and undeveloped land and partially developed lots require a longer lead time before new communities are able to open for sales. Typically, undeveloped and partially developed lots will have a lower all-in cost than finished lots as we are responsible for improvements on the land, rather than paying a mark-up on improvements completed by a third-party developer. When evaluating any land acquisition opportunity, our selection is based upon a variety of factors, including:

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
•existing concentration of lots owned and controlled by Meritage and other builders and developers in surrounding markets;
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
•assessment of development risks, complexities and timelines; and
•availability and financial impact of seller-provided purchase options or structured financing agreements that allow us to defer lot purchases until needed for production, if applicable.
When purchasing undeveloped or partially developed land, we strive to defer the land acquisition until after entitlements have been obtained to eliminate or significantly minimize lot yield risk and so that development or construction are known and may begin immediately, improving returns. The term “entitlements” refers to appropriate zoning, unit density and total lot yield, development agreements and preliminary, tentative and final maps or plats, depending on the jurisdiction within which the land is located. Entitlements generally give the developer the right to obtain building permits upon compliance with conditions that are ordinarily within the developer’s control. Although entitlements are almost always obtained before land is purchased, we are typically still required to secure a variety of other governmental approvals and permits prior to and during development, and the process of obtaining such approvals and permits can be lengthy. In unique circumstances, we may consider the purchase of unentitled land when we can do so in a manner with limited risk and which is consistent with our business strategy. We generally purchase and develop parcels that provide us with communities that range on average from 100 to 200 lots per product line.
Once we secure undeveloped land, we generally supervise and control the development of the land through contractual agreements with professional consultants and subcontractors. These activities may include site planning and engineering, as well as constructing road, sewer, water, utilities, drainage, landscaping improvements, recreation amenities and other improvements and refinements. We develop a design and marketing plan tailored to each community, which includes the determination of type, size, style and price range of homes. We may also determine the overall community design for each project we develop including street and community layout, individual lot size and layout, and common areas and amenities to be included within the community. The homes offered depend upon many factors, including the guidelines, if any, of the existing community, housing available in the area, the needs and desired housing product for a particular market based on consumer research, and pricing targets for the desired product offering in the surrounding area, though we almost exclusively use our standardized home design plans in our communities. We also build homes in master-planned communities with home sites that are adjacent to or near major amenities, such as golf courses or recreation facilities.
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
As a means of accessing parcels of land, both undeveloped and finished, with minimal cash outlay, we may use option contracts to secure land rights. Acquiring our land through option contracts, when available, allows us to leverage our balance sheet by controlling the timing and volume of lot and land purchases from third parties. These contracts provide us the right, but generally not the obligation, to buy lots at predetermined future intervals and are usually structured to approximate our projected home sales absorption rate at the time the contract is negotiated. Lot option contracts are generally non-recourse and typically require the payment of non-refundable deposits of 5% to 20% of the total land purchase price. The use of option contracts limits the market risks associated with land ownership by allowing us to re-negotiate option terms or terminate options in the event of market downturns but also include a financial return to the counterparty. In the event we elect to cancel an option contract, our losses are typically limited to the forfeiture of our option deposits and any associated capitalized pre-acquisition costs. The cost of obtaining land through such option contracts is generally higher than if we were to purchase land in bulk, although the financial leverage benefits they can provide can outweigh the financing costs associated with them. Due to our strong liquidity position, our and purchases are generally financed through our working capital, including corporate borrowings.
At December 31, 2024, in addition to our 53,335 owned lots, we also had 32,278 lots under committed purchase or option contracts with a total purchase price of approximately $1.4 billion secured by $176.8 million in cash deposits. We purchase and develop land primarily to support our homebuilding operations, although we may sell land and lots to other developers and homebuilders from time to time where we have excess land positions or for other strategic reasons. Information related to lots and land under option contracts is presented in Note 3 in the accompanying consolidated financial statements.
All land and lot acquisitions are reviewed by our corporate land acquisition committee, which is comprised of certain members of our executive management team and key operational leaders. All land acquisitions exceeding a specified dollar amount must also be approved by our Executive Chairman, with a secondary threshold requiring approval by our Board of Directors' Land Committee.
Construction Operations
We typically act as the general contractor for our projects and hire experienced subcontractors on a geographic basis to complete construction. We usually enter into agreements with subcontractors and materials suppliers after receiving competitive bids. In certain markets at high risk for land development cost increases, we may enter into fixed-fee bids. We also enter into longer-term and national or regional contracts with subcontractors and suppliers, where possible, to obtain more favorable terms, minimize construction costs and to control product consistency and availability. In addition to contractually requiring that our subcontractors comply with all laws and labor practices pertaining to their work, subcontractors must also adhere to our Code of Ethics and Vendor Code of Conduct, follow local building codes and permits, and meet performance, warranty and insurance requirements. See 'Customer Relations, Quality Control and Warranty Programs' below for additional information about our subcontractor requirements. Our purchasing and construction managers coordinate and monitor the activities of subcontractors and suppliers, and monitor compliance with zoning, building and safety codes. At December 31, 2024, we employed approximately 971 full-time construction and warranty employees.
We specify that quality durable materials be used in the construction of our homes and we do not maintain significant inventories of construction materials, except for work in process materials for homes under construction. When possible, we negotiate price and volume discounts and rebates with manufacturers and suppliers on behalf of our subcontractors so we can take advantage of production volume. Our raw materials consist primarily of lumber, concrete, drywall, roofing materials and similar construction materials and are frequently purchased on a national or regional level. Such materials have historically been available from multiple suppliers and therefore we do not believe there is a supplier risk concentration. However, because such materials are substantially comprised of natural resource commodities, their cost and availability are subject to national and worldwide price fluctuations and inflation, each of which could be impacted by legislation or regulation relating to energy, climate change and tariffs. We typically do not enter into any derivative contracts to hedge against weather or materials price fluctuations as we do not believe they are particularly advantageous to our operations, although we do periodically lock in short and mid-term pricing with our vendors for certain key construction commodities. Throughout 2022, we experienced building materials cost pressures and production capacity issues with some of our main product suppliers, including supply chain constraints largely associated with world-wide labor, materials, and transportation shortages. The market returned to normal conditions in latter 2023 and has maintained that position throughout 2024. We continue our focus on controlling costs by expanding our trade base and strengthening critical relationships.
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

Marketing and Sales
We believe that we have an established reputation for building attractive, high quality energy-efficient, affordable homes, which helps generate demand for our product. We have robust communication and marketing plans that reach real estate agents and prospective buyers through a combination of online advertising, online listings, social media, email and articles. In mid-2024, we announced our strategic shift to focus on real estate agents as the primary customer and we created a variety of tools to help agents leverage a suite of digital offerings to provide a simple and streamlined sales and marketing experience, including:

•Immediate lockbox access for models and completed homes;
•Industry-leading dedicated Agent Portal where agents can find and save homes, view clients, see loyalty program status and more - all in one place;
•Virtual tours in all of our communities;
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
In addition, our local marketing efforts are focused on online listings and generating leads through digital media campaigns, in-person and virtual events for real estate agents, and grass roots marketing efforts. Our marketing strategy is aimed at differentiating Meritage Homes by focusing on real estate agents as our primary customer, supported by our industry-leading Agents Rock Rewards program, which provides opportunities for real estate agents to grow their business in true partnership with Meritage Homes. From a product perspective, Meritage homes delivers the best of both worlds with the stylish design, energy-efficiency and a new home warranty combined with quick move-in timelines and turnkey experience often found with used homes. Our move-in ready homes include a suite of appliances and whole home blinds, and with our 60-day closing ready commitment, we guarantee the home will be closing ready in 60 days or less. If the deadline is missed due to our actions, we'll reimburse up to $5,000 of expenses related to the delay. All of this is part of our LIFE. BUILT. BETTER.® brand promise to our customers.
In addition to our robust digital marketing platform, we also use furnished model homes as a marketing tool to demonstrate to prospective homebuyers the advantages of the designs and features of our homes. At December 31, 2024, we owned 341 completed model homes, had 28 models under construction and leased back one model home previously sold to a buyer. We generally employ or contract with interior and landscape designers who enhance the appeal of our model homes, which highlight the features and options available. We typically build between one and three models for each actively selling community, depending upon the products to be offered and the number of homes to be built in the project. We strive to implement marketing strategies that will educate our buyers on how our unique building techniques and the energy efficient and home automation features in our homes differentiate them from other homes.
Our strategy of providing simplification and transparency extends to our approach to interior design and finishes, which is particularly appealing to our first-time and first move up buyer segments. Leveraging feedback from our homebuyers and based on our core values of innovating with the customer in mind, we took action to completely rethink how the home buying and design process should work to meet the needs of today’s buyer. We offer pre-selected combinations of flooring, cabinetry, countertops and fixtures that are all professionally designed to meet our buyer’s preferences, and our homebuyers benefit from bulk-purchase savings that we pass through from our national vendor partnerships.
Our homes generally are sold by our commissioned local sales associate employees. At December 31, 2024, we had approximately 473 full-time sales and marketing personnel. Our goal is to ensure that our sales force has extensive knowledge of our homes and their differentiated offerings, our sales strategies and mortgage options, in order to fully execute our marketing message. To achieve this goal, we train our sales associates and conduct regular meetings to update them on our product, sales techniques, competition in the area, financing availability, construction schedules, marketing and advertising plans, available product lines, pricing, and options offered, as well as the numerous benefits our energy efficient product provides. Our sales associates are licensed real estate agents where required by law.
Third-party real estate agents also sell our homes and are paid a sales commission, usually based on the price of the home. We are now more heavily focused on this relationship and have our robust Agents Rock Rewards loyalty program for these agents, demonstrating our commitment to leaning into the external realtor market with our recent strategic shift.
To attract buyers, we may offer various sales incentives, including mortgage-related incentives such as interest rate locks or buy-downs, price concessions, and assistance with closing costs. The use, type and amount of incentives depends largely on economic and local market conditions.
Investments in Unconsolidated Entities — Joint Ventures
We may enter into joint ventures as a means of accessing larger parcels of land, expanding our market opportunities, managing our risk profile and leveraging our capital. We currently have two active land development ventures. In addition to the land development joint ventures, we also participate in one mortgage business joint venture ("MTH Mortgage"). The mortgage joint venture is engaged in mortgage activities and primarily provides services to our homebuyers.
Backlog
Our sales contracts require cash deposits and may be subject to certain contingencies such as the buyer’s ability to qualify for financing. Homes covered by sales contracts but which are not yet closed are considered “backlog” and are representative of potential future home closing revenue. Started homes are excluded from backlog until a sales contract is signed and are referred to as unsold spec inventory. A contract contingent upon the sale of a customer’s existing home or a mortgage pre-approval is not considered a sale and not included in backlog until the contingency is removed. We strive to achieve a 100% spec home building strategy for all of our homes. Our spec inventory per active community as of December 31, 2024 was 24.1 or 7,029 units as compared to 21.8 or 5,877 units as of December 31, 2023. At December 31, 2024, 100% of our 1,544 homes in backlog were under construction.
We do not recognize any revenue from a home sale until a finished home is delivered to the homebuyer, payment is collected and other criteria for sale and profit recognition are met. At December 31, 2024, of our total unsold homes in inventory, excluding completed model homes, 60% were under construction and 40% were completed. A portion of the unsold inventory resulted from homes that began construction with valid sales contracts that were subsequently canceled. We believe that during 2025 we will deliver to customers substantially all homes in backlog at December 31, 2024 under existing contracts, or, in the case of cancellations, replacement sales contracts.
The number of units in backlog decreased 39.4% to 1,544 units at December 31, 2024 from 2,549 units at December 31, 2023 with a 42.1% decrease in the value of backlog to $629.5 million from $1.1 billion. The decrease in backlog units is due to reduced construction cycle times and increased backlog conversion as a result of our strategy of offering move-in ready homes.
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
•ENERGY STAR® standards and incremental energy-efficient features that create a variety of benefits to our customers which we believe differentiate our product from competing new and existing home inventories by providing cleaner, and healthier homes;
•inclusion of home automation through our M.Connected Home Automation Suite®;
•ability to recognize and adapt to changing market conditions, from both a financial capital and human capital perspective;
•ability to capitalize on opportunities to acquire land in desirable locations and on favorable terms;
•digital offerings in all stages of the homebuying process; and
•reputation for outstanding service and quality products and our exceptional customer and warranty service.
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
Local and state governments have broad discretion regarding the imposition of development fees for projects under their jurisdictions. These fees are normally established when maps or plats are recorded and building permits obtained. Governing agencies may also require concessions or may require the builder to construct certain improvements to public areas such as parks and streets. In addition, governing agencies may impose entitlement, development or construction moratoriums and therefore we could become subject to delays or may be precluded entirely from developing communities in the future as a result. However, because we acquire almost all of our land after entitlement, construction moratoriums typically do not affect us in the near term unless they arise from health, safety or welfare issues, such as insufficient water, electric or sewage facilities.
In addition, there is constantly a variety of new regulations being adopted and legislation being enacted, or considered for enactment, at the federal, state and local levels relating to energy and climate change. Some of this legislation relates to items such as carbon dioxide emissions control and building codes with increasing energy efficiency standards. New building code requirements could significantly increase the cost to construct homes, although our focus on energy-efficiency technologies and offerings may give us a competitive advantage regarding implementation of new code standards. As climate change concerns continue to grow, legislation and regulations of this nature may result in increased costs and longer approval and development timelines. Similarly, energy and environment-related initiatives affect a wide variety of companies throughout the United States and the world, and because our operations are heavily dependent on significant amounts of raw materials, such as lumber, steel, and concrete, such initiatives could have an indirect adverse impact on our operations and profitability to the extent the manufacturers and suppliers of our materials are burdened with expensive carbon dioxide emissions control and other environmental and energy-related regulations.
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

Human Capital
Human capital makes our success possible. At December 31, 2024, we had 1,898 full-time employees, including 383 in management and administration, 71 in our title and insurance companies, 473 in sales and marketing, and 971 in construction and warranty operations. We are committed to cultivating a diverse team, fostering an inclusive culture and creating a workplace environment where our team members are treated with respect, are valued for their unique perspectives and experiences, and feel a sense of belonging. We have a robust talent recognition and succession planning model designed to identify and develop employees and provide a roadmap for promotion so that they can reach their full potential in support of our organizational goals. Developing our employees enhances each individual’s opportunity to progress their career at Meritage and enrich their work experience. We work to attract, motivate, and retain talent by offering competitive and comprehensive compensation and benefits that include health insurance with health savings accounts and company match, 401(k) retirement plan with a competitive company match, paid time off, paid parental benefits, women's health and fertility support benefits, mental well-being support and resources, employee assistance program, caregiving benefits, employee discounts, tuition reimbursement, and a wellness program, among many others. Of our entire employee population at December 31, 2024, 40% were female and 27% were minorities. We are proud of the diversity in our team and are committed to the ongoing and intentional work to achieve inclusive excellence, including the long-term goals of attracting diverse talent and forming strategic relationships. Based upon employee feedback we have three voluntary, employee led groups to empower and promote belonging for all employees while creating community and connection. We are dedicated to learning, improving our practices and challenging our leaders and employees to recognize and leverage our differences for the greater good of the team and the organization. We promote an open-door policy where individuals are encouraged to voice concerns which are promptly addressed. We remain committed to promoting inclusion and belonging efforts which we strongly believe amplifies our core values, enhances our culture, drives positive change throughout our organization, as well as strengthens our business, enhances our relationships with our customers, and promotes competitiveness in the homebuilding sector.
Our operations are carried out through both local and centralized management. Our corporate management team sets our strategy and leads decisions related to land acquisition, risk management, finance, cash management, capital allocation, information systems and people management. Local operations are made up of our division employees, led by division management with significant homebuilding experience and who possess a great depth of knowledge in their particular markets. Our employees are not unionized. During 2024 we were certified as a Great Place to Work® for the second year in a row and were named as Fortune’s Best Workplaces for Construction. We act solely as a general contractor, and all construction operations are coordinated by our area managers and field construction managers who schedule and monitor third-party independent subcontractors. We may use independent consultants and contractors for certain architectural, engineering, advertising, technology and legal services, and we strive to maintain good relationships with our subcontractors and independent consultants and contractors. Our Vendor Code of Conduct applies to all contractors and subcontractors and is available on our website.
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
Information about our Executive Officers
The names, ages, positions and business experience of our executive officers as of the date of this report are listed below (all ages are as of December 31, 2024):

Name	Age	Position
Steven J. Hilton	63	Executive Chairman
Phillippe Lord	51	Chief Executive Officer, Executive Vice President
Hilla Sferruzza	49	Chief Financial Officer, Executive Vice President
Clinton Szubinski	48	Chief Operating Officer, Executive Vice President
Malissia Clinton	56	General Counsel, Executive Vice President and Secretary
Javier Feliciano	51	Chief People Officer, Executive Vice President

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
In general, housing demand is adversely affected by increases in interest rates and a lack of availability of mortgage financing. Most of our buyers finance their home purchases through our mortgage joint venture or third party lenders providing mortgage financing. If mortgage interest rates increase and, consequently, the ability of prospective buyers to finance home purchases is adversely affected, our home sales and cash flow may be adversely affected and the impact may be material. Additionally, rapid increases in interest rates may negatively impact affordability of a home purchase for existing buyers in backlog if they have not yet locked in the interest rate for their loan. This could lead to an increase in the number of contract cancellations in our reported sales order numbers. These risks can also indirectly impact us to the extent our customers need to sell their existing homes to purchase a new home from us if the potential buyer of their home is unable to obtain mortgage financing. It may also impact the desire for existing homeowners to sell their homes as they may potentially be forfeiting a substantially lower interest rate on their existing home for a higher interest rate mortgage on a new home. While interest rates have stabilized, they are still elevated. We may have the ability to offset the impact of rising interest rates on affordability by purchasing interest rate locks; however, the cost of these rate locks is expensive and there is no guarantee that interest rate locks will be available for us to purchase at desirable terms, or if they are available, there is no guarantee that they will be desired as an alternative by potential customers.

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
We, like other homebuilders, may be adversely affected during periods of high inflation, mainly from higher land, construction, labor and materials costs. Inflation could increase our cost of financing, materials and labor and could cause our financial results and profitability to decline. Traditionally, we have attempted to pass cost increases on to our customers through higher sales prices, although in recent years we have had to absorb higher material and labor costs, which have negatively impacted our profitability.
Alternatively, a significant period of deflation could cause a decrease in overall spending and borrowing levels if it is driven by deteriorating economic conditions, including an increase in the rate of unemployment. Deflation could also cause the value of our inventories to decline or reduce the value of existing homes below the related mortgage loan balance, which could potentially increase the supply of existing homes due to foreclosures. These, or other factors that increase the risk of significant deflation, could have a negative impact on our business or financial results.
High cancellation rates may negatively impact our business.
Our backlog reflects the number and value of homes for which we have entered into non-contingent sales contracts with customers but have not yet delivered those homes. In connection with the sale of a home, our policy is to generally collect a deposit from our customers, although typically this deposit reflects a small percentage of the total purchase price, and due to local regulations, the deposit may, in certain circumstances, be fully or partially refundable prior to closing. If the prices for our homes in a given community decline, our neighboring competitors reduce their sales prices (or increase their sales incentives), interest rates increase, the availability of mortgage financing tightens or there is a downturn in local, regional or national economies, homebuyers may elect to cancel their home purchase contracts with us. Although cancellations are currently at normal levels, significant cancellations in the future could have a material adverse effect on our business, which could result in lost sales revenue and the accumulation of unsold housing inventory.

Supply shortages and other risks could materially disrupt our operations and increase costs.

Our ability to timely construct our homes may be significantly impacted by circumstances beyond our control, such as work stoppages, shortages of qualified trades people or municipal employees, lack of utility infrastructure and services, our need to rely on local subcontractors, and shortages or delays in availability of building materials. Constraints on the availability of raw materials and finished goods or in the distribution channels of our construction inputs can delay delivery of our homes to customers and can increase our building costs or lead to sales orders cancellations. These delays impact the timing of our expected home closings and may also result in cost increases that we may not be able to pass to our current or future customers. Sustained increases in construction costs may, over time, erode our margins, and impact our total order and closing volumes. Over the last several years, supply chain and labor constraints related to sustained demand amid the backdrop of a global pandemic caused our construction cycle times to lengthen, although the supply chain and labor capacity are currently at normal levels.
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
We incur certain overhead costs associated with our communities, such as marketing expenses, real estate taxes and homeowners' association assessments and costs associated with the upkeep and maintenance of our model homes and sales complexes. If our orders absorption pace decreases and the time required to close out our communities is extended, we would likely incur additional overhead costs, which would negatively impact our financial results. Additionally, we typically incur various land development improvement costs for a community prior to the commencement of home construction. Such costs include infrastructure, utilities, property taxes and other related expenses. A sustained reduction in home absorption rates increases the associated holding costs and extends our time and ability to recover such costs.
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
Downturns in the economy, or specifically in the homebuilding industry, require us to re-evaluate the value of our land holdings, which could result in significant impairment charges and decrease both the book value of our assets and stockholders’ equity. During the last significant downturn that began in 2008, and in certain isolated circumstances afterward, we had to impair many of our real-estate assets to fair-value, incurring large impairment charges which negatively impacted our financial results and financial position.
If we are unable to successfully compete in the highly competitive housing industry, our financial results and growth may suffer.
The housing industry is highly competitive. We compete for sales in each of our markets with national, regional and local developers and homebuilders, resale of existing homes and condominiums, and available rental housing. Some of our competitors have greater financial resources and some may have lower costs than we do. Competition among homebuilders of all sizes is based on a number of interrelated factors, including location, reputation, product type, amenities, design, innovation, quality and price. Competition is expected to continue and may become more intense, and there may be new entrants in the markets in which we currently operate and in markets we may enter in the future. If we are unable to successfully compete, our financial results and growth could suffer.
We are subject to home warranty and construction defect claims arising in the ordinary course of business, which may lead to additional reserves or expenses.
Home warranty and construction defect claims are common in the homebuilding industry and can be costly. We sometimes encounter construction defect issues that may be alleged to be widespread within a single community or geographic area. See Note 1 - “Business and Summary of Significant Accounting Policies” and Note 16 - "Commitments and Contingencies" in the accompanying financial statements for additional information regarding warranty reserves and adjustments. In order to account for future potential warranty and construction defect obligations, we establish a warranty reserve in connection with every home closing. Additionally, we maintain general liability insurance and generally require our subcontractors to provide a warranty and indemnity to us and insurance coverage for liabilities arising from their work; however, we cannot be assured that our warranty reserves and insurance and those subcontractors warranties, insurance and indemnities will be adequate to cover all warranty and construction defect claims for which we may be held responsible. For example, we may be responsible for applicable self-insured retentions, and certain claims may not be covered by insurance or may exceed applicable coverage limits, which could be material to our financial results. In addition, the cost of insuring against construction defect and product liability claims is high, and the amount of coverage offered by insurance companies is currently limited. There can be no assurance that this coverage will not be further restricted and become more costly. If the limits or coverages of our current and former insurance programs and/or those of our subcontractors prove inadequate, or we and/or our subcontractors are unable to obtain adequate, or reasonably priced, insurance against these types of claims in the future, or the amounts currently provided for future warranty or insurance claims are inadequate, we may experience losses that could negatively impact our financial results.
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
The homebuilding industry is capital intensive and requires significant up-front expenditures to secure land and pursue development and construction on such land. Accordingly, we incur substantial indebtedness to finance our homebuilding activities. At December 31, 2024, we had approximately $1.3 billion of indebtedness and $651.6 million of cash and cash equivalents. If we require working capital greater than that provided by our operations and current liquidity position, including the $799.6 million available to be drawn under our credit facility, we may be required to seek additional capital in the form of equity or debt financing from a variety of potential sources, including bank financing, public bonds or off-balance sheet resources. There can be no assurance we would be able to obtain such additional capital on terms acceptable to us, if at all. The level of our indebtedness could have important consequences to our stockholders, including the following:

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

Furthermore, the holders of our 1.750% Convertible Senior Notes due 2028 (the "2028 Convertible Notes") have the right to convert their notes upon the occurrence of certain conversion conditions. Upon conversion, we will be required to make cash payments up to the aggregate principal amount of the 2028 Convertible Notes to be converted and cash, shares of common stock or a combination of cash and shares of common stock, at our election, in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the 2028 Convertible Notes being converted.

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

In connection with the issuance of the 2028 Convertible Notes, we entered into certain derivative transactions (the "capped call transactions") with the several capped call counterparties (together with their respective affiliates, the "option counterparties"). The capped call transactions are expected generally to reduce potential dilution to our common stock upon conversion of any 2028 Convertible Notes and to offset any cash payments made in excess of the principal amount of converted 2028 Convertible Notes.

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
We consider the availability of third-party financing to be a key component of our long-term strategy to grow our business either through acquisitions or through internal expansion. As of December 31, 2024, our credit ratings were BBB-, Baa3, and BBB- by Standard and Poor’s Financial Services, Moody’s Investor Services and Fitch Ratings, respectively, our three rating agencies. Any downgrades from these ratings may impact our ability to obtain future additional financing, or to obtain such financing on terms that are favorable to us and therefore, may adversely impact our future operations.

The physical impacts of natural disasters or extreme weather events, which may be caused or exacerbated by climate change, could increase our costs and adversely affect our operations.
The climates in many of the states in which we have homebuilding operations, particularly California, Texas, Florida and other coastal areas, present increased risks of, and have recently experienced, adverse weather and natural disasters which may be caused by, or exacerbated by, climate change. We may not be able to insure against some of these risks, and damage or destruction to our homes under construction or our building lots and community improvements caused by adverse weather or natural disasters could result in uninsured or underinsured losses. We could also suffer significant construction delays or substantial fluctuations in the pricing or availability of building materials and labor due to such disasters. Any of these events could cause a delay in scheduled closings and a decrease in our revenue, cash flows and earnings. Additionally, such disasters may increase the cost of homeowner's insurance, which could negatively impact our sales and profitability if homeowners are unable to obtain cost-effective insurance.
Risks Related to Our Strategy
Our long-term success depends on the availability of lots and land that meet our land investment criteria.
The availability of lots and land that meet our underwriting standards depends on a number of factors outside of our control, including land availability in general, competition with other homebuilders and land buyers, credit market conditions, legal and government agency processes and regulations, inflation in land prices, zoning, availability of utilities and water, our ability and the costs to obtain building permits, the amount of impact fees, property tax rates and other regulatory requirements. If suitable lots or land becomes less available, or the cost of attractive land increases, it could reduce the number of homes that we may be able to build and sell and reduce our anticipated margins, each of which could adversely impact our financial results. The availability of suitable land assets could also affect the success of our strategic initiatives to increase our closings and maintain profitability.
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

Reduced levels of sales or a deterioration in land values may cause us to re-evaluate the viability of existing land option contracts, resulting in a potential termination of these contracts which may lead to impairment charges.
During significant economic downturns, we may forfeit significant amounts of deposits and write off significant amounts of related pre-acquisition costs related to projects we no longer deem feasible if they are not projected to generate acceptable returns. At December 31, 2024, we had Deposits on real estate under option or contract of $192.4 million, of which $176.8 million related to committed projects. Although our participation in land options is limited at this time, a downturn in the homebuilding market may cause us to re-evaluate the feasibility of our optioned projects which may result in us forfeiting associated deposits, which would reduce our assets and stockholders’ equity.
Our lack of geographic diversification could adversely affect us if the homebuilding industry in our markets decline.
We have homebuilding operations in Arizona, California, Colorado, Utah, Texas, Alabama, Florida, Georgia, Mississippi, North Carolina, South Carolina, and Tennessee. Although we have, in recent years, expanded our operations to new markets, our geographic diversification is still more limited than some of our competitors and could adversely impact us if the homebuilding business in our current markets should decline, since we may not have a balancing opportunity in other geographic regions.
Our commitment and disclosures related to sustainability matters expose us to risks that could adversely affect our reputation and performance.

We have established and publicly announced sustainability initiatives addressing climate change and biodiversity concerns. These statements reflect our current intentions and are not guarantees that we will be able to achieve them. Our failure to accomplish or accurately track and report on these goals on a timely basis, or at all, could adversely affect our reputation, financial performance and growth, and expose us to increased scrutiny from the investment community as well as enforcement authorities.

Although we do not have any public carbon targets, stakeholders may view our ability to maintain any environmental data initiatives noted in our public reports as subject to the following risks:

•the availability and cost of low- or non-carbon-based energy sources;
•the evolving regulatory requirements affecting ESG standards or disclosures and the ability to obtain the required data, especially from third-parties; and
•the availability of suppliers that can meet our sustainability standards.

We voluntarily published our fourth annual ESG report in 2024 which followed certain reporting frameworks that we believe are of value to our investors and other stakeholders. If our ESG practices do not meet evolving investor or other stakeholder expectations and standards, then our reputation, our ability to attract or retain employees, and our attractiveness as an investment or business partner could be negatively impacted. Further, our failure or perceived failure to pursue or fulfill our goals and objectives or to satisfy various reporting standards on a timely basis, or at all, could have similar negative impacts or expose us to government enforcement actions and private litigation. For example, the SEC and California have recently adopted climate-related reporting and audit requirements that would require us to gather information from our third-party business partners over which we are unable to exert control or significant influence. If our third-party business partners are unwilling or unable to provide adequate information, we may be unable to fully comply with future mandatory reporting and audit requirements at the state or federal level.
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
While we continuously assess and enhance our cybersecurity controls, we cannot assure you that cyber attacks will not occur in the future. Such events could have a significant and extended disruption to the functioning of our information technology and other digital resources, damage our reputation and cause us to lose customers and sales, result in the unintended disclosure or the misappropriation of proprietary, personal and confidential information (including information about our homebuyers, employees and business partners), and require us to incur significant expense to address and remediate these kinds of issues. The release of confidential information may also lead to litigation or other proceedings against us by affected individuals and/or business partners and/or by regulators, and the outcome of such proceedings, which could include penalties or fines, could have a material and adverse effect on our results of operations and financial position and reputation. In addition, the costs of maintaining adequate protection against such threats, depending on their evolution, pervasiveness and frequency and/or government-mandated standards or obligations regarding protective efforts, are high and expected to continue to increase in the future and may be material to our results of operations and financial position.
Beyond our service providers, we depend on independent third parties to handle certain processes required to complete land purchases and home closings, including title insurers, escrow/settlement companies, independent mortgage lenders and other firms involved in real property transactions. In the latter half of 2023, several third-party companies in the real estate industry experienced cybersecurity incidents that substantially impaired their ability to provide their services. Although these incidents did not materially impact our operations, should these or other companies experience cybersecurity incidents or IT failures that disrupt or prevent their performance, our ability to operate may be significantly disrupted which could have a material impact on our results of operations or financial position.
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
The Tax Cuts and Jobs Act (the "Tax Act") signed into law in December 2017 limited deductions related to homeownership to a cap of $10,000 for the aggregate of state and local real property and income taxes or state and local sales taxes. Additionally, the Tax Act reduces the cap on mortgage interest deduction to $750,000 of debt for debt incurred after December 15, 2017. Although we primarily build more affordable homes with proportionally lower property taxes and interest, the limits on deductibility of mortgage interest and property taxes may increase the after-tax cost of owning a home for some individuals. Any increases in personal income tax rates and/or additional tax deduction limits relating to the cost of home ownership could adversely impact demand for homes, including homes we build, which could adversely affect the results of our operations.
We are subject to federal and state income taxes and recognize benefits from certain allowable deductions and available credits. Increases in statutory tax rates or the elimination or reduction of available deductions and credits could adversely affect our results of operations and the realization of our deferred tax assets.

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
With concern from government agencies and the general public over the effects of climate change on the environment, we may be subject to additional regulatory responses to reduce greenhouse gas emissions and combat climate change that may increase our costs particularly as they relate to land development and home construction activities. For example, in California, all homes constructed are now required to have solar panels, which we offer as standard feature for homes built in the state. Such compliance has not had a material impact on our operations; however, it could increase our operating and compliance costs in the future or require additional technology and capital investment. These and other similar environmental laws or permit restrictions may also result in production delays and may prohibit or severely restrict development in certain environmentally sensitive or geographic areas. Environmental regulations can also have an adverse impact on the availability and price of certain raw materials, such as lumber. While we believe we are complying in all material respects with existing climate-related government standards and regulations applicable to our business, we also cannot predict our future exposure given the rapidly changing nature of environmental matters.
There is a variety of new regulations being adopted and legislation being enacted, or considered for enactment, at the federal, state, local and international levels relating to energy and climate change. This legislation relates to items such as carbon dioxide emissions control and building codes that impose energy efficiency standards. New building code requirements that impose stricter energy efficiency standards could significantly increase our cost to construct homes. As climate change discussions continue, legislation and regulations of this nature could become more costly to comply with. Similarly, energy-and climate-related initiatives affect a wide variety of companies throughout the United States and the world and because our operations are heavily dependent on significant amounts of raw materials, such as lumber, steel, and concrete, they could have an indirect adverse impact on our operations and profitability to the extent the manufacturers and suppliers of our materials are directly or indirectly burdened with expensive cap and trade and similar energy and climate-related regulations.

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
Demand for our homes is dependent on a variety of macroeconomic factors, such as employment levels, interest rates, changes in stock market valuations, consumer confidence, housing demand, availability of building materials, availability of financing for home buyers, availability and prices of new homes compared to existing inventory, and demographic trends. These factors can be significantly adversely affected by a variety of factors beyond our control. Future disruptions and governmental actions combined with any associated economic and/or social instability or distress resulting from an epidemic or pandemic, may have an adverse impact on our results of operations, financial condition and cash flows.
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
The words “believe,” “expect,” “anticipate,” “forecast,” “plan,” “intend,” “may,” “will,” “should,” “could,” “estimate,” "target," and “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. All statements we make other than statements of historical fact are forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933 (the "Securities Act"), and Section 21E of the Exchange Act. Forward-looking statements in this Annual Report include statements concerning our belief that we have ample liquidity; our cash management strategy and intentions; our goals, strategies and strategic initiatives including our all spec and move-in ready strategy and the anticipated benefits relating thereto; our intentions and the expected benefits and advantages of our product and land positioning strategies, including with respect to our focus on the first-time and first move-up buyer and housing demand for affordable homes; the benefits of our financing incentive programs; the benefits of and our intentions to use options to acquire land; our preselected design collections strategy; our exposure to supplier concentration risk and other matters concerning our supply chain; our delivery of substantially all of our backlog existing as of year end; our positions and our expected outcome relating to litigation and regulatory proceedings in general; that we may repurchase, redeem or retire our debt and equity securities; our non-use of derivative financial instruments; expectations regarding our industry and our business into 2025 and beyond; the demand for and the pricing of our homes; our land and lot acquisition strategy, including that we will redeploy cash to acquire well-positioned finished lots and that we may participate in joint ventures or other opportunities; that we may expand into new markets; the availability of labor and materials for our operations; that we may seek additional debt or equity capital; our expectation that existing guarantees, letters of credit and performance and surety bonds will not be drawn on; the sufficiency of our insurance coverage and warranty reserves; the sufficiency of our capital resources to support our business strategy; the sufficiency of our land pipeline; the impact of new accounting standards and changes in accounting estimates; trends and expectations concerning future demand for homes, sales prices, sales orders, construction cycle times, cancellations, labor, construction and materials costs and availability, gross margins, profitability, liquidity, land costs, community counts and profitability and future home supply and inventories; our future cash needs and sources; the impact of seasonality; that we intend to pay dividends in the future; and our future compliance with debt covenants.
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
We prioritize cybersecurity and data privacy. Our IT department is responsible for coordinating the protection of our information systems and the data they maintain.

Cybersecurity is an integral part of the Company's Enterprise Risk Management ("ERM"). In order to manage technology risk and secure technology ecosystems, our information security framework is based on the National Institute of Standards and Technology ("NIST") principles, which we execute through our adherence to the Center for Internet Security ("CIS18") control framework. The CIS18 framework provides us the ability to align measurable controls to actions and benchmark against recognized standards. Using these recognized industry standards, we approach cyber risk management utilizing multiple layers of policies and technology to detect, protect against, and respond to cyberattacks. Following our multi-pronged approach to protecting our systems and data, we:
•administer monthly mandatory ongoing information security training for all employees throughout the year;
•maintain security protocols and internal security controls;
•maintain a privacy policy that governs our collection, processing, and securing of personal information;
•limit collection and storage of information regarding our customers, suppliers and employees;
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
•conduct internal technical cyber incident exercises with our information security team and our third-party cybersecurity service providers; and
•conduct an annual independent comprehensive security assessment, including penetration and vulnerability testing along with ransomware simulation, to evaluate the security of our environment and provide us the opportunity to understand and address identified deficiencies in our security program.

We review all technology third party vendors and service providers for the following: access management controls including physical safeguards, disaster recovery capabilities, data privacy and notification processes, onboarding processes, and incident response procedures. In addition, we perform periodic independent testing of vendor capabilities and review the annual System and Organization Controls ("SOC") Type 1 and/or SOC II Type 2 reports of all of our third-party vendors hosting our data to ensure they conform to those requirements.

Our IT department, lead by our Chief Information Officer ("CIO"), maintains and is responsible for our cybersecurity incident response plans. Our cybersecurity incident response plans include processes for evaluating and escalating our response to cybersecurity incidents across our organization, up to and including our senior executive management and Board, and, where required, making public disclosures. Cybersecurity threats and incidents (including potential cybersecurity threats and incidents) are identified through our cybersecurity detection, prevention, and mitigation tools and procedures. These plans are reviewed and updated at least annually and we maintain third-party cybersecurity insurance. We have not identified any material cybersecurity incidents during the fiscal years covered by this report. For a discussion of how risks from cybersecurity threats affect our business, see Part I, Item 1A - " Risk Factors – Operational Risks – Information technology failures and data security breaches could harm our business” in this Annual Report on Form 10-K.
Governance
Cybersecurity and data privacy risks related to our information technology resources are a key component of our Board's risk oversight. The Audit Committee assists the Board in evaluating our cybersecurity and data privacy risks and overseeing our efforts to mitigate these risks. Our Audit Committee is also responsible for reviewing and analyzing significant financial and operational risks and how management is managing and mitigating such risks through its internal controls and financial risk management processes and is regularly engaged in discussions with management regarding business risks, operational risks, transactional risks, cybersecurity, enterprise-level and financial risks. Our CIO provides a formal update to our Audit Committee at least twice per year, reviewing cybersecurity risks, trends, plans for future actions and measurements against recognized external cybersecurity frameworks and benchmarks and our Vice President of Internal Audit/Compliance conducts an annual ERM survey, which includes cybersecurity risk, and provides the findings to the Board.

Our cybersecurity program is led and managed by experienced technology leadership that drives the creation of our cybersecurity and data privacy strategy, policies, and procedures and consists of experts in the execution of the related controls and safeguards. Our CIO has more than 30 years of experience working in information technology including chief information officer roles in the financial services, banking, healthcare, and hospitality sectors. While in those roles, the CIO has led governance, risk, and compliance technology programs and information security programs. Supporting the CIO is a dedicated cybersecurity team that designs and monitors cybersecurity control framework and data privacy procedures, as well as implements cybersecurity control systems and solutions. This cybersecurity team collectively has experience in: cybersecurity, information systems management and security, and related fields of focus.

Item 2. Properties
Our corporate office is in a leased building located in Scottsdale, Arizona with approximately 72,000 square feet and a September 30, 2035 lease expiration.
We lease an aggregate of approximately 356,000 square feet of office space in our markets for our operating divisions, corporate and executive offices.

Item 3. Legal Proceedings
We are involved in various routine legal and regulatory proceedings, including, but not limited to, warranty claims and litigation and arbitration proceedings alleging construction defects. In general, the proceedings are incidental to our business, and we believe most exposure is subject to and should be covered by warranty and indemnity obligations of our consultants and subcontractors. Additionally, some such claims are also covered by insurance. See Note 1 and Note 16 of the accompanying consolidated financial statements for additional information related to construction defect and warranty related reserves. With respect to the majority of pending litigation matters, our ultimate legal and financial responsibility, if any, cannot be estimated with certainty and, in most cases, any potential losses related to these matters are not considered probable. Historically, most disputes regarding warranty claims are resolved prior to litigation.
We believe there are no pending legal or warranty matters that could have a material adverse impact upon our consolidated financial condition, results of operations or cash flows that have not been sufficiently reserved.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange under the symbol "MTH". On February 14, 2025 there were 123 owners of record of our common stock. A substantially greater number of owners of our common stock are beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.
The transfer agent for our common stock is Computershare, Inc., P.O. Box 43006, Providence, RI 02940-3006 (www.computershare.com).
The following graph compares the five-year total return of our common stock with the S&P 500 Index ("S&P") and the Dow Jones US Home Construction Index ("DJ US Home Const. Index"). The graph assumes $100 invested as of December 31, 2019 in Meritage Common Stock, the S&P and the DJ US Home Const. Index, and the re-investment of all dividends. The performance of our common stock depicted in the graphs is not indicative of future performance.

$300
$250
$200
$150
$100
$50
2019
2020
2021
2022
2023
2024
Meritage Homes Corp
S&P 500
DJ US Home Const. Index

	2019	2020	2021	2022	2023	2024
Meritage Homes Corporation	100.00	135.53	199.74	150.88	286.83	256.62
S&P 500 Index	100.00	115.97	146.75	118.77	147.16	181.10
Dow Jones US Home Construction Index	100.00	122.47	184.74	142.70	254.57	252.18
The preceding Performance Graph and related information shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any filing under the Securities Act or the Exchange Act, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

Our Board declared a two-for-one stock split (the "Stock Split") of Meritage’s common stock in the form of a stock dividend for shareholders of record at the close of business on December 31, 2024. Shareholders received one additional share of common stock for each share of common stock held, payable after the close of market on January 2, 2025. Trading began on a split-adjusted basis on January 3, 2025. All share and per share amounts in this Annual Report on Form 10-K have been retroactively adjusted to reflect the Stock Split for all periods presented, inclusive of dividends and share repurchases.
In 2023, our Board approved the initiation of a recurring quarterly cash dividend on our common stock, and we paid quarterly cash dividends of $0.135 per share, for a total of $0.54 per share during the year ended December 31, 2023. In 2024, the Board increased the quarterly cash dividend to $0.375 per share, and we paid quarterly cash dividends of $0.375 per share, for a total of $1.50 per share during the year ended December 31, 2024. We intend to continue the payment of quarterly cash dividends and the amount will be reviewed and assessed in the first quarter of each year. The amount of future cash dividends will depend upon our financial condition, results of operations, capital requirements, statutory requirements, restrictions imposed by our credit facility, as well as other factors considered relevant by our Board of Directors. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for further discussion of these factors.
Issuer Purchases of Equity Securities
On February 13, 2019, our Board of Directors authorized a new stock repurchase program, authorizing the expenditure of up to $100.0 million to repurchase shares of our common stock. On November 13, 2020, the Board of Directors authorized the expenditure of an additional $100.0 million to repurchase shares of our common stock under this program. On August 12, 2021, the Board of Directors authorized the expenditure of an additional $100.0 million to repurchase shares of our common stock under this program, which was announced on August 17, 2021. On May 19, 2022, the Board of Directors authorized the expenditure of an additional $200.0 million to repurchase shares of our common stock under this program, which was announced on May 25, 2022. On November 21, 2024, the Board of Directors authorized the expenditure of an additional $250.0 million to repurchase shares of our common stock under this program, which was announced on November 21, 2024. There is no stated expiration for this program. The repurchases of the Company's shares may be made in the open market, in privately negotiated transactions, or otherwise. The timing and amount of repurchases, if any, will be determined by the Company's management at its discretion and be based on a variety of factors such as the market price of the Company's common stock, corporate and contractual requirements, prevailing market and economic conditions and legal requirements. The share repurchase program may be modified, suspended or discontinued at any time. We acquired 1,464,510 shares of our common stock at an aggregate purchase price of $125.9 million for the year ended December 31, 2024. As of December 31, 2024, there was approximately $309.1 million available under this program to repurchase shares. We purchased 437,232 shares under the program during the three months ended December 31, 2024.

Period	Total Number of Shares Purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
October 1, 2024 - October 31, 2024	126,646	$90.44	126,646	$87,623,671
November 1, 2024 - November 30, 2024	38,628	$91.79	38,628	$84,078,083
December 1, 2024 - December 31, 2024	271,958	$91.93	271,958	$309,078,355
Total	437,232		437,232

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Industry Conditions

The market for new homes was healthy in 2024 as the largest U.S. population cohorts of the millennial, Gen Z and baby boomer generations continue to need affordable, move-in ready homes. While demand was stable, volatile and elevated interest rates resulted in increased need for interest rate assistance for potential homebuyers to help with monthly mortgage affordability. The ability to offer financing incentives, including interest rate locks and buy-downs, combined with a short supply of re-sale inventory available has shifted demand to the new home market in recent years. We believe that our ability to offer financing incentives gives us a competitive advantage, particularly over resale homes, as individual home sellers are not typically able to provide such incentives, and that our all-spec strategy with a commitment to affordability can meet this demand, providing us with ample opportunity to capture and grow our market share.

Supply chain and labor market disruptions, shortages and other economic-related disruptions that impacted construction cycle times for the homebuilding industry during 2022 and 2023 stabilized in 2024. Throughout 2024, we further reduced our construction cycle time, reaching normalized cycle times of approximately 120 days by the end of the year. The increased capacity in supply chain has resulted in a decrease in some material costs over the past few years, and our higher volume allowed us to capture additional volume discounts from our national vendors. Land costs were elevated in 2024 following several years of historically high land development activity and negatively impacted our margins.

We believe that the execution of our all-spec strategy of move-in ready homes with a commitment to affordability will drive strong performance of the key financial goals such as higher home closing revenue, strong home closing gross margin, controlling selling, and general and administrative costs, and maintaining sufficient liquidity.
Summary Company Results
Our results for 2024 reflect the continuing favorable market conditions for affordable, move-in ready homes. We ended 2024 with 15,611 closings, our highest closing volume in Company history, up 11.7% from 13,976 closings in 2023. We also achieved record order volume of 14,606 units, up 10.7% over 13,193 in 2023, due to a 7.5% year-over-year increase in orders pace to 4.3 per month in 2024 combined with a 1.4% increase in average active community count. Our strategy also favorably impacted cancellations as the length of time between sale and closing is shortened, contributing to a cancellation rate of 9.4% for the full year 2024, well below historical averages and improved from 12.8% for the full year 2023. Reduced construction cycle times and our all spec strategy led to record backlog conversions throughout the full year 2024, resulting in 39.4% fewer homes in backlog at December 31, 2024, with 1,544 units valued at $629.5 million compared to 2,549 units valued at $1.1 billion at December 31, 2023.
Total home closing revenue of $6.3 billion for the year ended December 31, 2024 increased 4.7% from $6.1 billion in 2023, due to 11.7% higher home closing volume and 6.3% lower ASP on closings. Home closing gross margin was 24.9% for the year ended December 31, 2024, consistent with 24.8% in 2023, as lower direct costs, leverage of higher home closing revenue on overhead costs and shorter construction cycle times were offset by greater utilization of financing incentives and higher lot costs. Commissions and other sales costs of $409.1 million for the full year ended December 31, 2024 increased $24.2 million from the prior year period due to higher home closing revenue. Commissions and other sales costs were 6.5% of home closing revenue in 2024, relatively consistent with the prior year. General and administrative expenses of $230.9 million for the year ended December 31, 2024 were 3.6% of home closing revenue and improved 20 basis points year over year, primarily due to leverage of higher home closing revenue on fixed overhead expenses and lower performance-based compensation. Other income, net of $45.2 million in 2024 decreased 5.8% from the prior year primarily due to lower interest income earned on smaller cash balances. In May 2024 we redeemed the remaining $250.0 million of our 6.00% Senior Notes due 2025 (the "2025 Notes"), resulting in charges of $0.6 million reflected in Loss on early extinguishment of debt, compared with charges of $0.9 million in 2023. Earnings before income taxes of $1.0 billion in 2024 increased 5.6% from $949.4 million in 2023. Our effective tax rate for the year ended December 31, 2024 was 21.6% as compared to 22.2% in 2023, leading to net income of $786.2 million and $738.7 million for the years ended December 31, 2024 and 2023, respectively.
Company Positioning
We believe that the investments in our new communities designed for the first-time and first move-up homebuyer, our move-in ready homes with our recently introduced 60-day closing ready commitment, and our partnership with external realtors create a differentiated strategy that has aided us in our growth in the highly competitive new home market.

Our focus on growing our community count and market share includes the following strategic initiatives:
•Delivering affordable homes on a shorter timeline through simplification of production processes and maintaining levels of spec inventory that are aligned with our strategy;
•Offering our customers affordable, move-in ready homes;
•Embracing external realtor relationships, as we view realtors as a trusted resource for potential customers, particularly for first-time buyers;
•Providing homebuyers with our 60-day closing ready commitment;
•Continuously improving the overall home buying experience through simplification and innovation; and
•Increasing homeowner satisfaction by offering energy-efficient homes that come equipped with a suite of home automation standard features.
In addition to these strategic initiatives, we also remain committed to the following:
•Achieving or maintaining a top 5 market position in all of our markets;
•Targeting a strong, yet sustainable, orders pace through the use of consumer, market and potentially artificial intelligence research to ensure that we build homes that offer our buyers their desired features and amenities;
•Maintaining and where possible, expanding, our home closing gross profit by growing closing volume, allowing us to better leverage our direct overhead;
•Carefully managing our liquidity and a strong balance sheet. We ended the year with a 20.6% debt-to-capital ratio and a 11.7% net debt-to-capital ratio, after issuing $575.0 million of convertible senior notes;
•Balancing return of capital to our shareholders with internal growth goals, utilizing both share repurchases and dividend payments;
•Managing construction efficiencies and costs through national and regional vendor relationships with a focus on timely, quality construction and warranty management; and
•Promoting a positive environment for our employees through our commitment to inclusion and belonging, and providing market-competitive benefits in order to develop and motivate our employees, minimize turnover and maximize recruitment efforts.
Critical Accounting Estimates
We have established various accounting policies that govern the application of United States generally accepted accounting principles (“GAAP”) in the preparation and presentation of our consolidated financial statements. Our significant accounting policies are described in Note 1 of the accompanying consolidated financial statements included in this Form 10-K. Certain of these policies involve critical accounting estimates, which are significant judgments, assumptions and estimates by management in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. We are subject to uncertainties such as the impact of future events, economic, environmental, political and regulatory factors and changes in our business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in the preparation of our financial statements may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Changes in estimates are revised when circumstances warrant. Such changes in estimates and refinements in methodologies are reflected in our reported results of operations and, if material, the effects of changes in estimates are disclosed in the notes to our consolidated financial statements. The judgments, assumptions and estimates we use and believe to be critical to our business are based on historical experience, knowledge of the accounts, industry practices, and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we have made, actual results may differ from these judgments and estimates and could have a material impact on the carrying values of assets and liabilities and the results of our operations.

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
We rely on certain estimates to determine our construction and land development costs. Construction and land costs are comprised of direct and allocated costs, including estimated future costs. In determining these costs, we compile project budgets that are based on a variety of assumptions, including future construction schedules and costs to be incurred. Actual results can differ from budgeted amounts for various reasons, including construction delays, labor or material shortages, sales orders absorption rates that differ from our expectations, increases in costs that have not yet been contracted, changes in governmental requirements, or other unanticipated issues, encountered during construction and development and other factors beyond our control, including weather. To address uncertainty in these budgets, we assess, update and revise project budgets on a regular basis, utilizing the most current information available to estimate home construction and land development costs.
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
At December 31, 2024, our warranty reserve was $32.7 million, reflecting an accrual of 0.1% to 0.5% of a home’s sale price depending on our loss history in the geographic area in which the home was built. A 10% increase in our warranty reserve rate would have increased our accrual and corresponding cost of home closings by approximately $2.2 million in 2024. As a result of the routine review described previously, we decreased our reserve balance by $1.0 million related to specific case reserves during the year ended December 31, 2024. There were no adjustments to our reserve balance during the year ended December 31, 2023. See Notes 1 and 16 in the accompanying consolidated financial statements for more information. While we believe that the warranty reserve is sufficient to cover our projected costs, there can be no assurances that historical data and trends will accurately predict our actual warranty costs. Furthermore, there can be no assurances that future economic, financial or legislative developments might not lead to a significant change in the reserve.
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
For discussion of our fiscal 2023 results compared to our fiscal 2022 results, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II of our Annual Report on Form 10-K for the year ended December 31, 2023.
The tables on the following pages present operating and financial data that we consider most critical to managing our operations (dollars in thousands):

Home Closing Revenue	Years Ended December 31,		Year Over Year
	2024	2023	Chg $	Chg %
Total
Dollars	$6,341,546	$6,056,784	$284,762	4.7%
Homes closed	15,611	13,976	1,635	11.7%
Average sales price	$406.2	$433.4	$(27.2)	(6.3)%
West Region
Dollars	$2,223,876	$2,107,095	$116,781	5.5%
Homes closed	4,526	4,109	417	10.1%
Average sales price	$491.4	$512.8	$(21.4)	(4.2)%
Central Region
Dollars	$1,739,553	$1,798,939	$(59,386)	(3.3)%
Homes closed	4,834	4,486	348	7.8%
Average sales price	$359.9	$401.0	$(41.1)	(10.2)%
East Region
Dollars	$2,378,117	$2,150,750	$227,367	10.6%
Homes closed	6,251	5,381	870	16.2%
Average sales price	$380.4	$399.7	$(19.3)	(4.8)%

Home Orders (1)	Years Ended December 31,		Year Over Year
	2024	2023	Chg $	Chg %
Total
Dollars	$5,950,708	$5,675,892	$274,816	4.8%
Homes ordered	14,606	13,193	1,413	10.7%
Average sales price	$407.4	$430.2	$(22.8)	(5.3)%
West Region
Dollars	$2,084,168	$2,046,251	$37,917	1.9%
Homes ordered	4,215	3,983	232	5.8%
Average sales price	$494.5	$513.7	$(19.2)	(3.7)%
Central Region
Dollars	$1,626,919	$1,678,484	$(51,565)	(3.1)%
Homes ordered	4,508	4,291	217	5.1%
Average sales price	$360.9	$391.2	$(30.3)	(7.7)%
East Region
Dollars	$2,239,621	$1,951,157	$288,464	14.8%
Homes ordered	5,883	4,919	964	19.6%
Average sales price	$380.7	$396.7	$(16.0)	(4.0)%
(1)Home orders for any period represent the aggregate sales price of all homes ordered, net of cancellations. We do not include orders contingent upon the sale of a customer’s existing home or a mortgage pre-approval as a sales contract until the contingency is removed.

Order Backlog (1)	At December 31,		Year Over Year
	2024	2023	Chg $	Chg %
Total
Dollars	$629,549	$1,088,137	$(458,588)	(42.1)%
Homes in backlog	1,544	2,549	(1,005)	(39.4)%
Average sales price	$407.7	$426.9	$(19.2)	(4.5)%
West Region
Dollars	$214,360	$379,785	$(165,425)	(43.6)%
Homes in backlog	435	746	(311)	(41.7)%
Average sales price	$492.8	$509.1	$(16.3)	(3.2)%
Central Region
Dollars	$159,546	$289,375	$(129,829)	(44.9)%
Homes in backlog	442	768	(326)	(42.4)%
Average sales price	$361.0	$376.8	$(15.8)	(4.2)%
East Region
Dollars	$255,643	$418,977	$(163,334)	(39.0)%
Homes in backlog	667	1,035	(368)	(35.6)%
Average sales price	$383.3	$404.8	$(21.5)	(5.3)%
(1)Our backlog represents net home orders that have not closed.

Active Communities	Years Ended December 31,
	2024		2023
	Ending	Average	Ending	Average
Total	292	280.4	270	276.4
West Region	91	84.6	78	90.0
Central Region	79	79.0	88	83.0
East Region	122	116.8	104	103.4

Cancellation Rates (1)	Years Ended December 31,
	2024	2023
Total	9.4%	12.8%
West Region	9.4%	14.2%
Central Region	10.3%	13.6%
East Region	8.7%	10.8%
(1)Cancellation rates are computed as the number of canceled units for the period divided by the gross sales units for the same period.

Fiscal 2024 Compared to Fiscal 2023
Companywide. We achieved record home closing volume of 15,611 units in 2024, compared to 13,976 units in 2023. Home closing revenue of $6.3 billion for the year ended December 31, 2024 increased 4.7% from $6.1 billion in the prior period, as the 11.7% higher home closing volume was partially offset by a 6.3% lower ASP on closings. The lower ASP on closings was caused by higher utilization of financing incentives and a shift in geographic and product mix. Entry-level homes represented 91% of closings in 2024, compared to 85% in 2023. We also achieved record orders in 2024, with 14,606 orders increasing 10.7% from 13,193 in 2024. The improvement in order volume was driven primarily by a 7.5% increase in orders pace of 4.3 homes per month combined with a 1.4% increase in average active community count. Higher order volume offset by a 5.3% decrease in ASP on orders led to a 4.8% increase in home order value of $6.0 billion for the year ended December 31, 2024, compared to $5.7 billion in the prior year period. The cancellation rate of 9.4% in 2024 improved from 12.8% in 2023 and is below historical normal levels, partially due to our move-in ready strategy which shortens the period between sale and closing. We ended the year with 1,544 homes in backlog valued at $629.5 million, compared to 2,549 homes in backlog valued at $1.1 billion, decreases of 39.4% and 42.1%, respectively, compared to 2023. The number of homes in backlog decreased year over year due to our higher backlog conversion rates throughout 2024. As anticipated with our strategy of offering move-in ready homes, we are selling a higher percentage of spec homes later in the construction cycle, contributing to the higher backlog conversion rates in all of our regions.
West. The West Region generated $2.2 billion in home closing revenue for the year ended December 31, 2024, a 5.5% increase from $2.1 billion in the prior year, due to a 10.1% increase in home closing volume that was partially offset by a 4.2% decrease in ASP on closings as a result of geographic mix within the region, product shift mix to more entry-level homes, and increased utilization of financing incentives. Order value of $2.1 billion in 2024 was relatively consistent with prior year, as a 5.8% increase in order volume for the year ended December 31, 2024 to 4,215 homes from 3,983 in 2023 was offset by a 3.7% decrease in ASP on orders. Order volume increased due to a 13.5% higher orders pace per community to 4.2 homes per month compared to 3.7 per month in 2023, more than offsetting the 6.0% decrease in average actively selling communities. The West Region's cancellation rate of 9.4% improved significantly from 14.2% in 2023. Backlog of 435 homes valued at $214.4 million at December 31, 2024 was down 41.7% and 43.6%, respectively, from 746 homes valued at $379.8 million at December 31, 2023.
Central. The Central Region, made up of our Texas markets, closed 4,834 homes and generated home closing revenue of $1.7 billion for the year ended December 31, 2024 compared to 4,486 homes and $1.8 billion in 2023. The 7.8% increase in home closing volume was fully offset by a 10.2% decrease in ASP on closings, which led to the 3.3% lower home closing revenue. ASP on closings decreased due to product shift mix to more entry-level homes and higher incentives. The Central Region order volume of 4,508 increased 5.1% from 4,291, while order value decreased 3.1% to $1.6 billion compared to $1.7 billion in 2023 due to a 7.7% decrease in ASP on orders. The increase in order volume was due to an 11.6% higher orders pace of 4.8 homes per month in 2024, as average actively selling communities decreased 4.8% year over year. The Central Region cancellation rate of 10.3% in 2024 was down from 13.6% in 2023. The Central Region ended the year with 442 homes in backlog valued at $159.5 million, compared to 768 homes in backlog valued at $289.4 million in 2023.
East. The East Region had strong growth in 2024, closing 6,251 homes in the year ended December 31, 2024, up 16.2% from 5,381 homes in 2023, and generating 10.6% higher home closing revenue of $2.4 billion with the higher home closing volume partially offset by 4.8% decrease in ASP on closings. ASP on closings decreased due to product mix shift to more entry-level homes and higher utilization of financing incentives. Order volume of 5,883 homes increased 19.6% from 4,919 homes, combined with a 4.0% decrease in ASP on orders for a 14.8% increase in home order value of $2.2 billion for the year ended December 31, 2024, compared to $2.0 billion in 2023. Order pace of 4.2 homes per month in 2024 improved from 4.0 homes per month in 2023, and the East Region grew its average active community count by 13.0%. The East Region ended 2024 with 667 homes in backlog valued at $255.6 million, down 35.6% and 39.0%, respectively, from 1,035 homes in backlog valued at $419.0 million in 2023.

Land Closing Revenue and Gross Profit (dollars in thousands)

	Years ended December 31,
	2024	2023
Land closing revenue	$22,326	$56,229
Land closing gross profit	$4,017	$4,443

From time to time, we may sell certain lots or land parcels to other homebuilders, developers or investors if we feel the sale will provide a greater economic benefit to us than continuing home construction or where we are looking to diversify our land positions in a specific geography or divest of assets that no longer align with our strategy. Land sales occur at various intervals and varying degrees of profitability depending upon market opportunities and our land management strategy. Therefore, the revenue and gross profit from land closings will fluctuate from period to period.

Other Operating Information (dollars in thousands)

	Years ended December 31,
	2024		2023
	Dollars	Percent of Home Closing Revenue	Dollars	Percent of Home Closing Revenue
Home Closing Gross Profit (1)
Total	$1,579,843	24.9%	$1,502,113	24.8%

West	$508,020	22.8%	$435,765	20.7%

Central	$456,539	26.2%	$482,247	26.8%

East	$615,284	25.9%	$584,101	27.2%

(1)Home closing gross profit represents home closing revenue less cost of home closings, including impairments, if any. Cost of home closings includes land and associated development costs, direct home construction costs, an allocation of common community costs (such as architectural, legal and zoning costs), interest, sales tax, impact fees, warranty, construction overhead and closing costs.

Fiscal 2024 Compared to Fiscal 2023
Companywide. Home closing gross margin of 24.9% for the year ended December 31, 2024 was consistent with 24.8% in the prior year, as lower direct costs, leverage of higher home closing revenue on overhead costs and shorter construction cycle times were partially offset by greater utilization of financing incentives and higher lot costs. Higher home closing revenue and relatively flat home closing gross margin led to higher home closing gross profit of $1.6 billion, up from $1.5 billion in 2023.
West. For the year ended December 31, 2024, the West Region home closing gross margin was 22.8% a 210 basis point improvement from 20.7% in 2023. The demand in this region recovered in 2024 from several challenging years and was able to generate margin improvements with savings in direct costs and leverage of higher home closing revenue and shorter construction cycle times despite higher lot costs.
Central. The Central Region home closing gross margin of 26.2% declined 60 basis points year-over-year from 26.8% in the prior year, primarily due to increased financing incentives combined with higher lot costs, which were partially offset by lower direct construction costs and savings resulting from shorter construction cycle times.
East. The East Region home closing gross margin of 25.9% in 2024 declined 130 basis points from 27.2% in the prior year. The East Region increased financing incentives to address challenging demand conditions in the later half of 2024, particularly in Florida. The 2024 home closing gross margin in the East Region was also negatively impacted by higher lot costs which were partially offset by lower direct costs year over year.

	Years Ended December 31,
	($ in thousands)
	2024	2023
Financial services profit	$14,410	$12,466
Financial services profit. Financial services profit represents the net profit of our financial services operations, including the operating profit generated by our wholly-owned title and insurance companies, Carefree Title and Meritage Insurance, respectively, as well as our portion of earnings from a mortgage joint venture. Financial services profit of $14.4 million for the year ended December 31, 2024 increased from $12.5 million in the prior year, as higher home closing volume generated greater title and insurance company profits.

	Years Ended December 31,
	($ in thousands)
	2024	2023
Commissions and Other Sales Costs	$(409,069)	$(384,911)
Percent of home closing revenue	6.5%	6.4%
General and Administrative Expenses	$(230,856)	$(231,722)
Percent of home closing revenue	3.6%	3.8%
Interest Expense	$—	$—
Other Income, Net	$45,156	$47,948
Loss on Early Extinguishment of Debt	$(631)	$(907)
Provision for Income Taxes	$(216,684)	$(210,682)
Fiscal 2024 Compared to Fiscal 2023
Commissions and Other Sales Costs. Commissions and other sales costs are comprised of internal and external commissions and related sales and marketing expenses such as advertising and sales office costs. These costs increased $24.2 million due to higher home closing volume and revenue, but as a percentage of home closing revenue, commissions and other sales costs of 6.5% were relatively flat with 6.4% in 2023.
General and Administrative Expenses. General and administrative expenses represent corporate and divisional overhead expenses such as salaries and bonuses, occupancy, insurance and travel expenses. For the year ended December 31, 2024, general and administrative expenses were $230.9 million compared to $231.7 million for the prior year period. General and administrative expenses were 3.6% of home closing revenue in 2024, a 20 basis point improvement from 3.8% in 2023. The improvement as a percentage of home closing revenue is due to leverage of higher home closing revenue on fixed overhead expenses and lower performance-based compensation.
Interest Expense. Interest expense is comprised of interest incurred, but not capitalized, on our senior and convertible senior notes, other borrowings and our $910.0 million amended and restated unsecured revolving credit facility agreement (the "Credit Facility"). We had no interest expense for the years ended December 31, 2024 and 2023.
Other Income, Net. Other income, net primarily consists of (i) interest earned on our cash and cash equivalents, (ii) sub lease income, (iii) payments and awards related to legal settlements, and (iv) our portion of pre-tax income or loss from non-financial services joint ventures. Other income, net was $45.2 million and $47.9 million in 2024 and 2023, respectively.
Loss on Early Extinguishment of Debt. Loss on early extinguishment of debt of $0.6 million for the year ended December 31, 2024 is related to the $250.0 million full redemption of our remaining 2025 Notes. Loss on early extinguishment of debt of $0.9 million for the year ended December 31, 2023 is related to the $150.0 million partial redemption of our 2025 Notes. See Note 7 in the accompanying consolidated financial statements for more information related to the redemption of our 2025 Notes.
Income Taxes. The effective tax rate was 21.6% and 22.2% for 2024 and 2023, respectively. The effective tax rate in both years reflects the energy-efficient homes tax credits on qualifying homes under the Inflation Reduction Act of 2022 (the "IRA").

Liquidity and Capital Resources
Overview
We have historically generated cash and funded our operations primarily from cash flows from operating activities. Additional sources of funds may include additional debt or equity financing and borrowing capacity under our Credit Facility. We exercise strict controls and believe we have a prudent strategy for Company-wide cash management, including those related to cash outlays for land acquisition and development and spec home construction. Our principal uses of cash include acquisition and development of land and lots, home construction, operating expenses, share repurchases and the payment of interest, routine liabilities, and dividends. We also opportunistically repurchase or redeem our senior notes, as we did this year with the $250.0 million early redemption of our 2025 Notes.
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
Short-term Liquidity and Capital Resources
Over the course of the next twelve months, we expect that our primary demand for funds will be for the construction of homes, as well as acquisition and development of both new and existing lots, operating expenses, including general and administrative expenses, interest and dividend payments and common stock repurchases. Although we don't anticipate any early redemptions in the near term, we may opportunistically repurchase or redeem a portion of our senior notes. We expect to meet these short-term liquidity requirements primarily through our cash and cash equivalents on hand and the net cash flows provided by our operations.
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
Material Cash Requirements
We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact both short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on our consolidated balance sheets as of December 31, 2024, while others are considered future commitments for materials or services not yet provided. Our contractual obligations primarily consist of principal and interest payments on our senior and convertible senior notes, loans payable and other borrowings, including our Credit Facility, letters of credit and surety bonds and operating leases. We have no material debt maturities until 2027. We also have requirements for certain short-term lease commitments, funding working capital needs of our existing unconsolidated joint ventures, and other purchase obligations in the normal course of business. Other material cash requirements include land acquisition and development costs, home construction costs and operating expenses, including our selling, general and administrative expenses, as previously discussed. We plan to fund these commitments primarily with cash flows generated by operations, but may also utilize additional debt or equity financing and borrowing capacity under our Credit Facility. Our maximum exposure to loss on our purchase and option agreements is generally limited to non-refundable deposits and capitalized or committed pre-acquisition costs.
For information about our lease obligations, loans payable and other borrowings, including our Credit Facility, and senior and convertible senior notes, reference is made to Notes 4, 6, and 7 in the accompanying Notes to the consolidated financial statements included in this Annual Report on Form 10-K and are incorporated by reference herein.
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
We do not engage in commodity trading or other similar activities. We had no derivative financial instruments that required derivative accounting under ASC 815-10, Derivatives and Hedging, at December 31, 2024 or 2023.
Operating Cash Flow Activities
During the year ended December 31, 2024, net cash used by operations totaled $227.6 million, compared to net cash provided by operations of $355.6 million during the year ended December 31, 2023. Generally, our operating cash flows fluctuate primarily based on changes in our net earnings, real estate inventory and, to a lesser extent, timing of payments of accounts payable and accrued liabilities.
Operating cash flow results in 2024 primarily reflect $786.2 million in Net earnings, and were offset by a $979.3 million increase in Real estate and an $81.4 million increase in Deposits on real estate under option or contract. The increases in Real estate and Deposits on real estate under option or contract were due to increased land acquisition and development activities as well as construction activities on a greater number of homes under construction. Operating cash flow results in 2023 primarily reflect $738.7 million in Net earnings, and were offset by a $357.4 million increase in Real estate and a $64.2 million increase in Receivables, prepaids and other assets. The increase in Real estate was due to increased land acquisition and development activities as well as construction activities on a greater number of homes under construction. The increase in Receivables, prepaids and other assets was largely due to receivables from municipalities for land development reimbursements and timing of receivables from title companies and closing agents.
Investing Cash Flow Activities
During the years ended December 31, 2024 and 2023, net cash used in investing activities totaled $44.1 million and $43.6 million, respectively. Cash used in investing activities in 2024 was mainly attributable to purchases of property and equipment of $28.7 million and investments in unconsolidated entities of $18.5 million. Cash used in investing activities in 2023 was mainly attributable to purchases of property and equipment of $38.2 million.
Financing Cash Flow Activities
During the year ended December 31, 2024, net cash provided by financing activities totaled $2.0 million, as compared to net cash used in financing activities of $252.3 million during the year ended December 31, 2023. The net cash provided by financing activities in 2024 primarily reflects the net proceeds of $557.9 million from the issuance of our 1.750% Convertible Senior Notes due 2028 (the "2028 Convertible Notes"), offset by the early redemption of our remaining 2025 Notes of $250.0 million aggregate principal and $61.8 million for the purchase of capped calls relating to the 2028 Convertible Notes, along with $125.9 million of share repurchases and $108.6 million of dividends paid. The net cash used in financing activities in 2023 includes $150.0 million for the partial redemption of our 2025 Notes and associated early tender fees of $0.9 million, $59.1 million in share repurchases and $39.5 million of dividends paid. See Part II, Item 5 - "Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" for more information about our authorized share repurchase program.

We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. Debt-to-capital and net debt-to-capital are calculated as follows (dollars in thousands):

	At December 31, 2024	At December 31, 2023
Senior and convertible senior notes, net, loans payable and other borrowings	$1,335,878	$1,008,215
Stockholders’ equity	5,141,573	4,611,900
Total capital	$6,477,451	$5,620,115
Debt-to-capital (1)	20.6%	17.9%
Senior and convertible senior notes, net, loans payable and other borrowings	$1,335,878	$1,008,215
Less: cash and cash equivalents	(651,555)	(921,227)
Net debt	$684,323	$86,988
Stockholders’ equity	5,141,573	4,611,900
Total net capital	$5,825,896	$4,698,888
Net debt-to-capital (2)	11.7%	1.9%

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

Dividends
During the years ended December 31, 2024 and 2023, our Board approved and we paid, a recurring quarterly cash dividend on common stock of $0.375 and $0.135 per share, respectively. Quarterly dividends declared and paid cumulatively totaled $1.50 and $0.54 per share for the years ended December 31, 2024 and 2023, respectively. Dividend amounts have been retroactively adjusted for the Stock Split. See Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Credit Facility Covenants
Borrowings under the Credit Facility are unsecured but availability is subject to, among other things, a borrowing base. The Credit Facility also contains certain financial covenants, including (a) a minimum tangible net worth requirement of $3.3 billion (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings), and (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 60%. We were in compliance with all Credit Facility covenants as of December 31, 2024. Our actual financial covenant calculations as of December 31, 2024 are reflected in the table below.

Financial Covenant (dollars in thousands):	Covenant Requirement	Actual
Minimum Tangible Net Worth	> $3,572,199	$5,092,151
Leverage Ratio	< 60%	10.6%
Investments other than defined permitted investments	< $1,552,645	$28,735

Recent Accounting Pronouncements
See Note 1 to our consolidated financial statements included in this report for discussion of recently issued accounting standards.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our fixed rate debt is made up primarily of $1.3 billion in aggregate principal amount of our senior and convertible senior notes. All outstanding senior and convertible senior notes bear fixed rates of interest, and therefore, do not expose us to financial statement risk associated with changes in interest rates. The fair values of senior and convertible senior notes change primarily when interest rates change, and in the case of our convertible senior notes, when the market price of our stock fluctuates. Except in limited circumstances, we do not have an obligation to prepay our senior notes and, as a result, changes in fair value of our senior notes should not have a significant impact until we would be required to repay such debt if we choose to then also access the capital markets to issue new debt. Obligations to prepay our convertible senior notes may be required upon the occurrence of certain limited conversion conditions that are closely related to the fair value of the convertible senior notes, and therefore changes in the fair value of our convertible senior notes should not have a significant impact as conversion is more likely to occur under favorable stock price conditions. Our Credit Facility is subject to interest rate changes as the borrowing rates are based on Secured Overnight Financing Rate ("SOFR") or Prime (see Note 6 to our consolidated financial statements included in this report).
We had no borrowings or repayments under the Credit Facility during the years ended December 31, 2024 and 2023, and had $40.0 million in both borrowings and repayments under the Credit Facility during the year ended December 31, 2022. We had no outstanding borrowings as of either December 31, 2024 or 2023. There were no interest charges resulting from intraperiod borrowings during the years ended December 31, 2024 and 2023. Interest charges resulting from the intraperiod borrowings during the year ended December 31, 2022 were not material.
The following table presents our long-term debt obligations, principal cash flows by maturity, weighted average interest rates and estimated fair market value for the year ended December 31, 2024 (in millions):

								Fair Value at December 31,
	2025	2026	2027	2028	2029	Thereafter	Total	2024

Senior and Convertible Senior Notes
Fixed rate (a)	$—	$—	$300.0	$575.0	$450.0	$—	$1,325.0	$1,284.4
Weighted average interest rate	n/a	n/a	5.125%	1.750%	3.875%	n/a	3.236%	n/a

Loans Payable and Other Borrowings
Fixed rate	$6.2	$20.1	$1.6	$0.9	$0.5	$—	$29.3	$29.3
Average interest rate	0.433%	1.216%	1.692%	—%	—%	n/a	1.018%	n/a

(a)Fair value of our fixed rate senior and convertible senior notes at December 31, 2024 is derived from quoted market prices by independent dealers.
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

Item 8. Financial Statements and Supplementary Data
Our consolidated financial statements as of December 31, 2024 and 2023 and for each of the years in the three-year period ended December 31, 2024, together with related notes and the report of Deloitte & Touche LLP, independent registered public accounting firm (PCAOB ID: 34), are on the following pages.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Meritage Homes Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Meritage Homes Corporation and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated income statements, statements of stockholders' equity and statements of cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

How the Critical Audit Matter Was Addressed in the Audit

We tested the effectiveness of the Company’s internal controls related to the Company’s evaluation of the recoverability of real estate assets. We also evaluated the significant assumptions used in the Company’s evaluation of the recoverability of real estate assets, by comparing the assumptions to actual recent home sales and closings in that community and the Company’s other nearby communities, as well as external analyst and industry reports for the respective geography. For certain communities that did not have actual recent home closings, we compared to historical home sales and closings in nearby communities taking into consideration factors such as location, size, and type of community. We also compared assumptions to current advertised listings of the Company and comparable competitor communities. In addition, we met with management to understand how recent trends in home sales, closings and market conditions have been considered in the Company’s evaluation of the recoverability of real estate assets.

/s/ DELOITTE & TOUCHE LLP

Tempe, Arizona
February 20, 2025

We have served as the Company's auditor since 2004.

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	At December 31,
	2024	2023
	(In thousands, except share data)
Assets
Cash and cash equivalents	$651,555	$921,227
Other receivables	256,282	266,972
Real estate	5,728,775	4,721,291
Deposits on real estate under option or contract	192,405	111,364
Investments in unconsolidated entities	28,735	17,170
Property and equipment, net	47,285	48,953
Deferred tax assets, net	54,524	47,573
Prepaids, other assets and goodwill	203,093	218,584
Total assets	$7,162,654	$6,353,134
Liabilities
Accounts payable	$212,477	$271,650
Accrued liabilities	452,213	424,764
Home sale deposits	20,513	36,605
Loans payable and other borrowings	29,343	13,526
Senior and convertible senior notes, net	1,306,535	994,689
Total liabilities	2,021,081	1,741,234
Stockholders’ Equity
Preferred stock, par value $0.01. Authorized 10,000,000 shares; none issued and outstanding at December 31, 2024 and 2023	—	—
Common stock, par value $0.01. Authorized 125,000,000 shares; 71,921,972 and 72,850,074 shares issued and outstanding at December 31, 2024 and 2023, respectively (1)	360	364
Additional paid-in capital	143,036	290,955
Retained earnings	4,998,177	4,320,581
Total stockholders’ equity	5,141,573	4,611,900
Total liabilities and stockholders’ equity	$7,162,654	$6,353,134
(1) Share amounts have been retroactively adjusted to reflect the 2-for-1 stock split that was effective on January 2, 2025. See Note 9.
See accompanying notes to consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

	Years Ended December 31,
	2024	2023	2022
	(In thousands, except per share data)
Homebuilding:
Home closing revenue	$6,341,546	$6,056,784	$6,207,498
Land closing revenue	22,326	56,229	61,229
Total closing revenue	6,363,872	6,113,013	6,268,727
Cost of home closings	(4,761,703)	(4,554,671)	(4,434,480)
Cost of land closings	(18,309)	(51,786)	(49,646)
Total cost of closings	(4,780,012)	(4,606,457)	(4,484,126)
Home closing gross profit	1,579,843	1,502,113	1,773,018
Land closing gross profit	4,017	4,443	11,583
Total closing gross profit	1,583,860	1,506,556	1,784,601
Financial Services:
Revenue	31,163	25,250	23,476
Expense	(14,657)	(12,128)	(11,133)
(Loss)/earnings from financial services unconsolidated entities and other, net	(2,096)	(656)	5,951
Financial services profit	14,410	12,466	18,294
Commissions and other sales costs	(409,069)	(384,911)	(323,266)
General and administrative expenses	(230,856)	(231,722)	(192,984)
Interest expense	—	—	(41)
Other income, net	45,156	47,948	2,714
Loss on early extinguishment of debt	(631)	(907)	—
Earnings before income taxes	1,002,870	949,430	1,289,318
Provision for income taxes	(216,684)	(210,682)	(297,126)
Net earnings	$786,186	$738,748	$992,192
Earnings per common share: (1)
Basic	$10.85	$10.09	$13.52
Diluted	$10.72	$9.96	$13.37
Weighted average number of shares: (1)
Basic	72,476	73,238	73,388
Diluted	73,332	74,138	74,202
(1) Share and per share amounts have been retroactively adjusted to reflect the 2-for-1 stock split that was effective on January 2, 2025. See Note 9.
See accompanying notes to consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Years Ended December 31, 2024, 2023 and 2022
	(In thousands)
	Number of Shares (1)	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance at January 1, 2022	74,682	$373	$414,841	$2,629,175	$3,044,389
Net earnings	—	—	—	992,192	992,192
Issuance of stock	792	4	(4)	—	—
Equity award compensation expense	—	—	22,333	—	22,333
Share repurchases	(2,332)	(11)	(109,292)	—	(109,303)
Balance at December 31, 2022	73,142	366	327,878	3,621,367	3,949,611
Net earnings	—	—	—	738,748	738,748
Issuance of stock	582	3	(3)	—	—
Equity award compensation expense	—	—	22,511	—	22,511
Dividends declared ($0.54 per share) (1)	—	—	—	(39,534)	(39,534)
Share repurchases	(874)	(5)	(59,431)	—	(59,436)
Balance at December 31, 2023	72,850	364	290,955	4,320,581	4,611,900
Net earnings	—	—	—	786,186	786,186
Issuance of stock	536	3	(3)	—	—
Equity award compensation expense	—	—	25,809	—	25,809
Dividends declared ($1.50 per share) (1)	—	—	—	(108,590)	(108,590)
Share repurchases	(1,464)	(7)	(126,658)	—	(126,665)
Capped call transactions, net of tax	—	—	(47,067)	—	(47,067)
Balance at December 31, 2024	71,922	$360	$143,036	$4,998,177	$5,141,573

(1) Share and per share amounts have been retroactively adjusted to reflect the 2-for-1 stock split that was effective on January 2, 2025. See Note 9.
See accompanying notes to consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2024	2023	2022
	(In thousands)
Cash flows from operating activities:
Net earnings	$786,186	$738,748	$992,192
Adjustments to reconcile net earnings to net cash (used in)/provided by operating activities:
Depreciation and amortization	25,959	25,334	24,748
Stock-based compensation	25,809	22,511	22,333
Loss on early extinguishment of debt	631	907	—
Equity in earnings from unconsolidated entities	(9,225)	(6,371)	(6,093)
Distributions of earnings from unconsolidated entities	7,461	6,792	5,900
Other	14,460	4,115	10,863
Changes in assets and liabilities:
Increase in real estate	(979,254)	(357,408)	(624,522)
(Increase)/decrease in deposits on real estate under option or contract	(81,354)	(36,140)	10,463
Decrease/(increase) in receivables, prepaids and other assets	39,776	(64,169)	(102,950)
(Decrease)/increase in accounts payable and accrued liabilities	(41,933)	22,609	76,985
Decrease in home sale deposits	(16,092)	(1,356)	(4,649)
Net cash (used in)/provided by operating activities	(227,576)	355,572	405,270
Cash flows from investing activities:
Investments in unconsolidated entities	(18,545)	(5,991)	(5,796)
Distributions of capital from unconsolidated entities	2,867	137	—
Purchases of property and equipment	(28,658)	(38,192)	(26,971)
Proceeds from sales of property and equipment	262	423	481
Maturities/sales of investments and securities	750	750	1,032
Payments to purchase investments and securities	(750)	(750)	(1,032)
Net cash used in investing activities	(44,074)	(43,623)	(32,286)
Cash flows from financing activities:
Repayment of loans payable and other borrowings	(8,933)	(2,798)	(20,455)
Repayment of senior notes	(250,695)	(150,884)	—
Proceeds from issuance of convertible senior notes	575,000	—	—
Payment of debt issuance costs	(17,082)	—	—
Purchase of capped calls related to issuance of convertible senior notes	(61,790)	—	—
Dividends paid	(108,590)	(39,534)	—
Repurchase of shares	(125,932)	(59,067)	(109,303)
Net cash provided by/(used in) financing activities	1,978	(252,283)	(129,758)
Net (decrease)/increase in cash and cash equivalents	(269,672)	59,666	243,226
Cash and cash equivalents, beginning of year	921,227	861,561	618,335
Cash and cash equivalents, end of year	$651,555	$921,227	$861,561
See Supplemental Disclosure of Cash Flow Information in Note 13.
See accompanying notes to consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 and 2022

NOTE 1 — BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization. Meritage Homes Corporation ("Meritage Homes") is a leading designer and builder of single-family attached and detached homes. We primarily build in historically high-growth regions of the United States and offer a variety of entry-level and first move-up homes. We have homebuilding operations in three regions: West, Central and East, which are comprised of twelve states: Arizona, California, Colorado, Utah, Texas, Alabama, Florida, Georgia, Mississippi, North Carolina, South Carolina, and Tennessee. These three regions are our principal homebuilding reporting segments. We also operate a financial services reporting segment. In this segment, we offer title and escrow, mortgage, and insurance services. Carefree Title Agency, Inc. ("Carefree Title"), our wholly-owned title company, provides title insurance and closing/settlement services to our homebuyers in certain states. Managing our own title operations allows us greater control over the entire escrow and closing cycles in addition to generating additional revenue. Meritage Homes Insurance Agency, Inc. (“Meritage Insurance”), our wholly-owned insurance broker, works in collaboration with insurance companies nationwide to offer homeowners insurance and other insurance products to our homebuyers. Our financial services operation also provides mortgage services to our homebuyers through an unconsolidated joint venture.
We commenced our homebuilding operations in 1985 through our predecessor company, Monterey Homes. Meritage
Homes Corporation was incorporated in the state of Maryland in 1988 under the name of Homeplex Mortgage Investments Corporation and merged with Monterey Homes in 1996, at which time our name was changed to Monterey Homes Corporation and later ultimately to Meritage Homes Corporation. Since that time, we have engaged in homebuilding and related activities. Meritage Homes Corporation operates as a holding company and has no independent assets or operations. Its homebuilding construction, development and sales activities are conducted through its subsidiaries. Its homebuilding activities are conducted under the name of Meritage Homes in each of our homebuilding markets. At December 31, 2024, we were actively selling homes in 292 communities, with base prices ranging from approximately $203,000 to $1,089,000.

Basis of Presentation. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of Meritage Homes Corporation and those of our consolidated subsidiaries, partnerships and other entities in which we have a controlling financial interest, and of variable interest entities (see Note 3) in which we are deemed the primary beneficiary (collectively, “us”, “we”, “our” and the “Company”). Certain reclassifications have been made to prior year footnotes in the accompanying consolidated financial statements to conform to classifications used in the current year. Intercompany balances and transactions have been eliminated in consolidation.
Stock Split
Effective January 2, 2025, our common stock was split two-for-one (the "Stock Split"), with no adjustment to the number of authorized shares or the par value. All share and per share amounts in the accompanying consolidated financial statements have been retroactively adjusted to reflect the Stock Split for all periods presented. See Note 9 for additional information related to the Stock Split.
Cash and Cash Equivalents. Liquid investments with an initial maturity of three months or less are classified as cash equivalents. Amounts in transit from title companies or closing agents for home closings of approximately $29.0 million and $95.7 million are included in Cash and cash equivalents at December 31, 2024 and 2023, respectively.

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
We rely on certain estimates to determine our construction and land development costs. Construction and land costs are comprised of direct and allocated costs, including estimated future costs. In determining these costs, we compile project budgets that are based on a variety of assumptions, including future construction schedules and costs to be incurred. Actual results can differ from budgeted amounts for various reasons, including construction delays, labor or material shortages, sales orders absorption rates that differ from our expectations, increases in costs that have not yet been contracted, changes in governmental requirements, or other unanticipated issues, encountered during construction and development and other factors beyond our control, including weather. To address uncertainty in these budgets, we assess, update and revise project budgets on a regular basis, utilizing the most current information available to estimate home construction and land development costs.

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

Deposits. Deposits paid related to land option and purchase contracts are recorded and classified as Deposits on real estate under option or contract until the related land is purchased. Deposits are reclassified as a component of Real estate at the time the deposit is used to offset the acquisition price of the land based on the terms of the underlying agreements. To the extent they are non-refundable, deposits are expensed to Cost of home closings if the land acquisition is terminated or no longer considered probable. Since our acquisition contracts typically do not require specific performance, we do not consider such contracts to be contractual obligations to purchase the land and our total exposure under such contracts is limited to the loss of any non-refundable deposits and any related capitalized costs. Our Deposits on real estate under option or contract were $192.4 million and $111.4 million as of December 31, 2024 and 2023, respectively. See Note 3 for additional information related to Deposits on real estate under option or contract.

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

Property and Equipment, net. Property and equipment, net consists primarily of computer and office equipment, model home furnishings and capitalized sales office costs. Depreciation is generally calculated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Depreciation expense was $23.6 million, $23.5 million, and $23.0 million for the years ended December 31, 2024, 2023 and 2022, respectively. Maintenance and repair costs are expensed as incurred. At December 31, 2024 and 2023, property and equipment, net consisted of the following (in thousands):

	At December 31,
	2024	2023
Computer and office equipment	$59,433	$62,682
Model home furnishings and capitalized sales office costs	57,149	60,043
Gross property and equipment	116,582	122,725
Accumulated depreciation	(69,297)	(73,772)
Total	$47,285	$48,953

Deferred Costs. At December 31, 2024 and 2023, deferred costs representing debt issuance costs related to our amended and restated unsecured revolving credit facility agreement (the "Credit Facility") of approximately $5.5 million and $5.3 million, respectively, net of accumulated amortization, are recorded on our consolidated balance sheets within Prepaids, other assets and goodwill. The costs are amortized to Interest expense using the straight line method which approximates the effective interest method. See Note 7 for additional information related to net debt issuance costs associated with our senior and convertible senior notes.
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

Accrued Liabilities. Accrued liabilities at December 31, 2024 and 2023 consisted of the following (in thousands):

	At December 31,
	2024	2023
Accruals related to real estate development and construction activities	$167,075	$137,489
Payroll and other benefits	131,733	140,734
Accrued interest	6,290	6,331
Accrued taxes	24,478	25,569
Warranty reserves	32,693	37,360
Lease liabilities (1)	55,825	54,040
Other accruals	34,119	23,241
Total	$452,213	$424,764
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

Home sale contract assets consist of cash from home closings that are in transit from title companies, which are considered cash in transit and are classified as cash on our accompanying consolidated balance sheets. See "Cash and Cash Equivalents" in this Note 1 for further information. Contract liabilities include home sale deposit liabilities related to sold but unclosed homes, and are classified as Home sale deposits in our accompanying consolidated balance sheets. Substantially all of our home orders are scheduled to close and be recorded as revenue within one year from the date of receiving a customer deposit. Home closing and land closing revenue expected to be recognized in any future year related to remaining performance obligations (if any) and the associated contract liabilities expected to be recognized as revenue, excluding revenue pertaining to contracts that have an original expected duration of one year or less, are not material. Revenue from financial services includes estimated future insurance policy renewal commissions as our performance obligations are satisfied upon issuance of the initial policy with a third-party broker. The related contract assets for these estimated future renewal commissions are not material at December 31, 2024 and 2023. Our three sources of revenue are disaggregated by type in the accompanying consolidated income statements.
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
Advertising Costs. We expense advertising costs to Commissions and other sales costs as they are incurred. Advertising expense was approximately $17.1 million, $15.1 million and $12.1 million for the years ending December 31, 2024, 2023 and 2022, respectively.
Earnings Per Share. We compute basic earnings per share by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to the potential dilution that could occur if securities or contracts to issue common stock that are dilutive were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings. In accordance with ASC 260-10, Earnings Per Share, we calculate the dilutive effect of the 2028 Convertible Notes (as defined in Note 7) using the "if-converted" method. As discussed in Note 7, the Company will settle any convertible note conversions by paying cash up to the principal amount of notes and settle any additional value in cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election. As the Company will settle the principal amount of convertible notes in cash upon conversion, the convertible notes only have a dilutive impact when the average share price of the Company’s common stock exceeds the conversion price, in any applicable period. In periods of net losses, no dilution is computed. See Note 9 for additional information related to earnings per share.
Stock-Based Compensation. We account for stock-based compensation in accordance with ASC 718-10, Compensation—Stock Compensation ("ASC 718"). As allowed by ASC 718, we have elected to estimate forfeitures in calculating the expense related to stock-based compensation. Awards with either a graded or cliff vesting are expensed on a straight-line basis over the life of the award. Stock-based compensation expense is included in General and administrative expenses. See Note 11 for additional information on stock-based compensation.

401(k) Retirement Plan. We have a 401(k) plan for all full-time Meritage employees. We match portions of employees’ voluntary contributions, and contributed to the plan approximately $7.2 million, $6.5 million and $6.0 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Off-Balance Sheet Arrangements - Joint Ventures. We participate in land development joint ventures as a means of accessing larger parcels of land, expanding our market opportunities, managing our risk profile, optimizing deal structure for the impacted parties and leveraging our capital. See Note 5 for additional discussion of our investments in unconsolidated entities.
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
The table below outlines our surety bond and letter of credit obligations (in thousands):

	At December 31,
	2024		2023
	Outstanding	Estimated work remaining to complete (unaudited)	Outstanding	Estimated work remaining to complete (unaudited)
Sureties:
Sureties related to owned projects and lots under contract	1,056,529	712,415	975,979	712,421
Total Sureties	$1,056,529	$712,415	$975,979	$712,421
Letters of Credit (“LOCs”):
LOCs for land development	105,371	N/A	56,251	N/A
LOCs for general corporate operations	5,000	N/A	5,000	N/A
Total LOCs	$110,371	N/A	$61,251	N/A

Warranty Reserves. We provide home purchasers with limited warranties against certain building defects and we have certain obligations related to those post-construction warranties for closed homes. The specific terms and conditions of these limited warranties vary by state, but overall the nature of the warranties include a complete workmanship and materials warranty for the first year after the close of the home, a major mechanical warranty for two years after the close of the home and a structural warranty that typically extends up to 10 years after the close of the home. With the assistance of an actuary, we have estimated these reserves for the structural warranty based on the number of homes still under warranty and historical data and trends for our geographies. We may use industry data with respect to similar product types and geographic areas in markets where our experience is incomplete to draw a meaningful conclusion. We regularly review our warranty reserves and adjust them, as necessary, to reflect changes in trends as information becomes available. Based on such reviews of warranty costs incurred, we recorded a favorable adjustment to our reserve balance of $1.0 million in the year ended December 31, 2024, primarily related to specific case reserves as discussed in Note 16.

A summary of changes in our warranty reserves follows (in thousands):

	Years Ended December 31,
	2024	2023
Balance, beginning of year	$37,360	$35,575
Additions to reserve from new home deliveries	21,820	22,713
Warranty claims	(25,444)	(20,928)
Adjustments to pre-existing reserves	(1,043)	—
Balance, end of year	$32,693	$37,360

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
Recent Accounting Pronouncements.
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"), which aligns interim segment disclosure requirements with existing annual requirements and includes updates to segment reporting, most notably through enhanced disclosures about significant segment expenses and various Chief Operating Decision Maker ("CODM")-related disclosures. We adopted ASU 2023-07 effective for the fiscal year beginning January 1, 2024, and applied it retrospectively to all prior periods presented in these financial statements. See Note 15.
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
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"), which requires disclosure in the notes to the financial statements of specified information about certain costs and expenses. ASU 2024-03 is effective for our annual report covering the fiscal year beginning January 1, 2027, and for our interim reports beginning January 1, 2028. We are currently evaluating the impact adopting this guidance will have on our financial statement disclosures.

In November 2024, the FASB issued ASU No. 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments ("ASU 2024-04"), which clarifies the requirements for determining whether certain settlements of cove convertible debt instruments should be accounted for as an induced conversion. The amendments in ASU 2024-04 are effective for us beginning January 1, 2025, and may be adopted on either a prospective or a retrospective basis. We will elect the prospective transition approach and apply the amendments in ASU 2024-04 to any settlements of convertible debt instruments that occur after the effective date of the guidance.

NOTE 2 — REAL ESTATE AND CAPITALIZED INTEREST
Real estate consists of the following (in thousands):

	At December 31,
	2024	2023
Homes completed and under construction (1)	$2,375,639	$2,083,313
Finished home sites and home sites under development (2)	3,353,136	2,637,978
Total	$5,728,775	$4,721,291

(1)Includes the allocated land and land development costs associated with each lot for sold and unsold homes.
(2)Includes raw land, land held for development and land held for sale, less impairments, if any. We do not capitalize interest for inactive assets, and all ongoing costs of land ownership (i.e. property taxes, homeowner association dues, etc.) are expensed as incurred.

As previously noted, in accordance with ASC 360-10, each of our land inventory and related real estate assets is reviewed for recoverability when certain criteria are met, but at least annually, as our inventory is considered “long-lived” in accordance with GAAP. ASC 360-10 requires impairment charges to be recorded if the asset is not deemed recoverable and the fair value of such assets is less than their carrying amounts. Our determination of fair value is based on projections and estimates. In communities where impairment indicators are present, we may also evaluate alternative product offerings or other strategies for the land, such as pausing development, selling, or holding the land for sale. We recorded no impairment charges for the year ended December 31, 2024 and nominal charges for the years ended December 31, 2023 and 2022.

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

	Years Ended December 31,
	2024	2023	2022
Capitalized interest, beginning of year	$54,516	$60,169	$56,253
Interest incurred	52,717	57,759	60,599
Interest expensed	—	—	(41)
Interest amortized to cost of home and land closings	(53,555)	(63,412)	(56,642)
Capitalized interest, end of year (1)	$53,678	$54,516	$60,169

(1)Approximately $192,000, $346,000 and $208,000 of the capitalized interest is related to our joint venture investments and is a component of Investments in unconsolidated entities in our consolidated balance sheets as of December 31, 2024, 2023 and 2022, respectively.

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
The table below presents a summary of our lots under option that are not recorded on the balance sheet at December 31, 2024 (dollars in thousands):

	Projected Number of Lots (unaudited)	Purchase Price (unaudited)	Option/ Earnest Money Deposits–Cash
Purchase and option contracts recorded on balance sheet as Real estate not owned	—	$—	$—
Option contracts — non-refundable deposits, committed (1)	10,445	749,345	95,651
Purchase contracts — non-refundable deposits, committed (1)	20,158	543,683	79,129
Purchase and option contracts —refundable deposits, committed	1,675	88,783	2,000
Total committed	32,278	1,381,811	176,780
Purchase and option contracts — refundable deposits, uncommitted (2)	33,494	1,689,372	15,625
Total lots under contract or option	65,772	$3,071,183	$192,405
Total purchase and option contracts not recorded on balance sheet (3)	65,772	$3,071,183	$192,405	(4)

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
(4)Amount is reflected in our consolidated balance sheets in Deposits on real estate under option or contract as of December 31, 2024.
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
Our lease population at December 31, 2024 is comprised of operating leases where we are the lessee and these leases are primarily for office space for our corporate and division offices, in addition to leases of certain equipment. As allowed by ASC 842, we do not record leases with lease terms of twelve months or less on the consolidated balance sheets.
Lease cost included in our consolidated income statements in General and administrative expenses is in the table below (in thousands). Our short-term lease costs and sublease income are de minimis.

	Years Ended December 31,
	2024	2023
Operating lease expense	$9,834	$8,708
Non-cash lease expense	$6,080	$7,136
Cash payments on lease liabilities	$9,568	$9,892
ROU assets obtained in exchange for new operating lease obligations	$9,476	$40,148
ROU assets are classified within Prepaids, other assets and goodwill on our consolidated balance sheets, while lease liabilities are classified within Accrued liabilities on our consolidated balance sheets. The following table contains additional information about our leases (dollars in thousands):

	At December 31,
	2024	2023
ROU assets	$52,941	$51,275
Lease liabilities	$55,825	$54,040
Weighted-average remaining lease term	8.2 years	8.5 years
Weighted-average discount rate (incremental borrowing rate)	3.57%	3.80%

Maturities of our operating lease liabilities as of December 31, 2024 are as follows (in thousands):

Year ended December 31,
2025	$9,514
2026	8,690
2027	8,160
2028	7,491
2029	6,724
Thereafter	23,850
Total payments	64,429
Less: imputed interest	(8,604)
Present value of lease liabilities	$55,825

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

The primary activity of our land joint ventures is the development and sale of lots to joint venture partners and/or unrelated builders. During 2024, we entered into a new land joint venture from which we expect to purchase lots in the future for home construction. Our mortgage joint venture is engaged in mortgage activities and primarily provides mortgage services to our homebuyers. As of December 31, 2024, we had two active equity-method land joint ventures and one mortgage joint venture.
Summarized condensed combined financial information related to unconsolidated joint ventures that are accounted for using the equity method was as follows (in thousands):

	At December 31,
	2024	2023
Assets:
Cash	$4,434	$3,546
Real estate	66,443	28,395
Other assets	7,286	6,514
Total assets	$78,163	$38,455
Liabilities and equity:
Accounts payable and other liabilities	$7,148	$6,537
Equity of:
Meritage (1)	27,735	16,279
Other	43,280	15,639
Total liabilities and equity	$78,163	$38,455

	Years Ended December 31,
	2024	2023	2022
Revenue	$60,460	$46,842	$46,264
Costs and expenses	(41,559)	(37,666)	(36,565)
Net earnings of unconsolidated entities	$18,901	$9,176	$9,699
Meritage’s share of pre-tax earnings (1) (2)	$9,225	$6,371	$6,140

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
(2)Our share of pre-tax (loss)/earnings from our mortgage joint venture is recorded in (Loss)/earnings from financial services unconsolidated entities and other, net on the accompanying consolidated income statements. Our share of pre-tax (loss)/earnings from all other joint ventures is recorded in Other income, net on the accompanying consolidated income statements and excludes joint venture profit related to lots we purchased from the joint ventures, if any. Such profit is deferred until homes are delivered by us and title passes to a homebuyer.

Our total investment in all of these joint ventures is $28.7 million as of December 31, 2024. We believe these ventures are in compliance with their respective debt agreements, if applicable, and such debt is non-recourse to us.

NOTE 6 — LOANS PAYABLE AND OTHER BORROWINGS
Loans payable and other borrowings consist of the following (in thousands):

	At December 31,
	2024	2023
Other borrowings, secured real estate notes payable (1)	$29,343	$13,526
$910.0 million Credit Facility	—	—
Total	$29,343	$13,526
(1)Reflects balance of non-recourse notes payable in connection with land purchases.
The Company entered into the Credit Facility in 2014 that has been amended from time to time. In June 2024, the Credit Facility was amended to: increase the facility size; refresh the accordion feature permitting the facility size to be increased subject to certain conditions; extend the maturity date to June 12, 2029; and revise the applicable pricing grid. The Credit Facility's aggregate commitment is $910.0 million with an accordion feature permitting the size of the facility to increase to a maximum of $1.4 billion, subject to certain conditions, including the availability of additional bank commitments. Borrowings under the Credit Facility bear interest at the Company's option, at either (1) term SOFR (based on 1, 3, or 6 month interest periods, as selected by the Company) plus a 10 basis point adjustment plus an applicable margin (ranging from 110 basis points to 175 basis points (the "applicable margin")) based on the Company's leverage ratio as determined in accordance with a pricing grid, (2) the higher of (i) the prime lending rate ("Prime"), (ii) an overnight bank rate plus 50 basis points and (iii) term SOFR (based on a 1 month interest period) plus a 10 basis point adjustment plus 1%, in each case plus a margin ranging from 10 basis points to 75 basis points based on the Company's leverage in accordance with a pricing grid, or (3) daily simple SOFR plus a 10 basis point adjustment plus the applicable margin. At December 31, 2024, the interest rate on outstanding borrowings under the Credit Facility would have been 5.53% per annum, calculated in accordance with option (1) noted above and using the 1 month term SOFR. We are obligated to pay a fee on the undrawn portion of the Credit Facility at a rate determined by a tiered fee matrix based on our leverage ratio.
The Credit Facility also contains certain financial covenants, including (a) a minimum tangible net worth requirement of $3.3 billion (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings), and (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 60%. We were in compliance with all Credit Facility covenants as of December 31, 2024.

We had no outstanding borrowings under the Credit Facility as of December 31, 2024 and 2023. During the years ended December 31, 2024 and 2023, we had no borrowings or repayments under the Credit Facility, and during the year ended December 31, 2022 we had $40.0 million in borrowings and repayments. As of December 31, 2024 we had outstanding letters of credit issued under the Credit Facility totaling $110.4 million, leaving $799.6 million available under the Credit Facility to be drawn.

NOTE 7 — SENIOR AND CONVERTIBLE SENIOR NOTES, NET
Senior and convertible senior notes, net consist of the following (in thousands):

	At December 31,
	2024	2023
6.00% senior notes due 2025. At December 31, 2023 there was approximately $994 in net unamortized premium.	—	250,994
5.125% senior notes due 2027 ("2027 Notes")	300,000	300,000
1.750% convertible senior notes due 2028 ("2028 Convertible Notes")	575,000	—
3.875% senior notes due 2029 ("2029 Notes")	450,000	450,000
Net debt issuance costs	(18,465)	(6,305)
Total	$1,306,535	$994,689
The indentures for our 2027 Notes and 2029 Notes contain non-financial covenants including, among others, limitations on the amount of secured debt we may incur, and limitations on sale and leaseback transactions and mergers. We were in compliance with all such covenants as of December 31, 2024.

Obligations to pay principal and interest on the senior and convertible senior notes are guaranteed by substantially all of our wholly-owned subsidiaries (each a “Guarantor” and, collectively, the “Guarantor Subsidiaries”), each of which is directly or indirectly 100% owned by Meritage Homes. Such guarantees are full and unconditional, and joint and several. In the event of a sale or other disposition of all of the assets of any Guarantor, by way of merger, consolidation or otherwise, or a sale or other disposition of all of the equity interests of any Guarantor then held by Meritage and its subsidiaries, then that Guarantor may be released and relieved of any obligations under its note guarantee. There are no significant restrictions on our ability or the ability of Meritage Homes or any Guarantor to obtain funds from their respective subsidiaries, as applicable, by dividend or loan. We do not provide separate financial statements of the Guarantor Subsidiaries because Meritage Homes (the parent company) has no independent assets or operations and the guarantees are full and unconditional and joint and several. Subsidiaries of Meritage Homes Corporation that are non-guarantor subsidiaries are, individually and in the aggregate, minor.
In June 2015, we completed an offering of $200.0 million aggregate principal amount of 6.00% Senior Notes due 2025 (the "Original 2025 Notes"). The Original 2025 Notes were issued at par. In March 2018, the Company completed an offering of $200.0 million aggregate principal amount of additional 2025 Notes (the "Additional Notes"). The Additional Notes were issued as an add-on to the Original 2025 Notes at a premium of 103% of the principal amount, resulting in a combined $400.0 million aggregate principal amount of 6.00% Senior Notes due 2025 (collectively, the "2025 Notes"). In September 2023, we partially redeemed $150.0 million of the 2025 Notes, incurring $0.9 million in early debt extinguishment charges during the year ended December 31, 2023, reflected as Loss on early extinguishment of debt in the accompanying consolidated income statements. In May 2024, we redeemed the remaining $250.0 million aggregate principal then outstanding of the 2025 Notes for which we incurred $0.6 million in early debt extinguishment charges during the year ended December 31, 2024, reflected as Loss on early extinguishment of debt in the accompanying consolidated income statements.
In June 2017, we completed an offering of $300.0 million aggregate principal amount of the 2027 Notes. The 2027 Notes were issued at par. Using the proceeds from the 2027 Notes offering, we retired all $126.5 million of our then outstanding convertible senior notes through a repurchase of $51.9 million in privately negotiated transactions and a redemption of the remaining $74.6 million through a combination of holder redemptions and an exercise of our call option at a redemption price equal to 100% of the principal amount of the notes redeemed, plus accrued and unpaid interest.

In April 2021, we completed an offering of $450.0 million aggregate principal amount of the 2029 Notes. We used a portion of the net proceeds from this offering to redeem all $300.0 million aggregate principal then outstanding of other senior notes.
Convertible Senior Notes due 2028
In May 2024, we issued $575.0 million aggregate principal amount of the 2028 Convertible Notes pursuant to an Indenture dated as of May 9, 2024 (the “Indenture”). The 2028 Convertible Notes were issued at par and will mature on May 15, 2028, unless converted earlier in accordance with their terms prior to such date. We used a portion of the net proceeds from the offering to pay the cost of entering into the capped calls, as defined and described below, and to redeem the remaining $250.0 million aggregate principal then outstanding of our 2025 Notes, as previously discussed.

The 2028 Convertible Notes are convertible into shares of the Company’s common stock at an initial conversion rate of 8.6096 shares of common stock per $1,000 principal amount of the 2028 Convertible Notes, which is equivalent to an initial conversion price of $116.15 per share. The conversion rate will be subject to adjustment upon the occurrence of certain events but will not be adjusted for accrued and unpaid interest or quarterly cash dividends. In addition, we must provide additional shares upon conversion if there is a "Make-Whole Fundamental Change". The Company is required to satisfy its conversion obligations by paying cash up to the principal amount of notes and settle any additional value in cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election.

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

The 2028 Convertible Notes are accounted for in accordance with ASC 470, Debt, and ASC 815, Derivatives and Hedging ("ASC 815"). The conversion options and the 2028 Convertible Notes are reflected as a single instrument in Senior and convertible senior notes, net on the accompanying consolidated balance sheets and the conversion options are not bifurcated as a derivative.

Capped Call Transactions

Concurrent with the offering of the 2028 Convertible Notes, we used $61.8 million of the net proceeds to enter into privately negotiated capped call transactions (the "Capped Calls”) which require the Capped Calls counterparties (the "Counterparties") to provide shares of our common stock to converting debt holders up to a cap price. The Capped Calls each have an initial strike price of $116.15 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2028 Convertible Notes. The Capped Calls have initial cap prices of $175.32 per share, subject to certain adjustments. The Capped Calls will reduce our obligation to settle, in shares or in cash, conversions when our stock price is between $116.15 and $175.32.

The Capped Calls are separate transactions entered into by the Company with each of the Counterparties, are not part of the terms of the 2028 Convertible Notes and do not change the note holders’ rights under the 2028 Convertible Notes or the Indenture. Holders of the 2028 Convertible Notes do not have any rights with respect to the Capped Calls.

As the Capped Calls are considered indexed to the Company's own stock, they are recorded in stockholders’ equity as a reduction of Additional paid-in capital in the accompanying consolidated balance sheets, and are not accounted for as derivatives under ASC 815-10.
Scheduled principal maturities of our senior and convertible senior notes as of December 31, 2024 follow (in thousands):

Year Ended December 31,
2025	—
2026	—
2027	300,000
2028	575,000
2029	450,000
Thereafter	—
Total	$1,325,000

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

Financial Instruments: The fair value of our fixed-rate debt is derived from quoted market prices by independent dealers (Level 2 inputs as per the discussion above) and is as follows (in thousands):

	At December 31,
	2024		2023
	Aggregate Principal	Estimated Fair Value	Aggregate Principal	Estimated Fair Value
6.00% senior notes due 2025	$—	$—	$250,000	$249,375
5.125% senior notes due 2027	$300,000	$300,330	$300,000	$295,500
1.750% convertible senior notes due 2028	$575,000	$563,259	$—	$—
3.875% senior notes due 2029	$450,000	$420,795	$450,000	$411,750
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

NOTE 9 — EARNINGS PER SHARE; STOCKHOLDERS' EQUITY
Basic and diluted earnings per common share were calculated as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2024	2023	2022
Basic weighted average number of shares outstanding	72,476	73,238	73,388
Effect of dilutive securities:
Unvested restricted stock	856	900	814
Diluted average shares outstanding	73,332	74,138	74,202
Net earnings	$786,186	$738,748	$992,192
Basic earnings per share	$10.85	$10.09	$13.52
Diluted earnings per share	$10.72	$9.96	$13.37

Stock Split
On November 21, 2024, our Board of Directors declared a two-for-one stock split of Meritage’s common stock in the form of a stock dividend. Each stockholder of record at the close of business on December 31, 2024 received one additional share of common stock for each share of common stock held, payable after the close of market on January 2, 2025. Trading began on a split-adjusted basis on January 3, 2025. There was no adjustment to the number of authorized shares or the par value. As required by ASC 260, Earnings Per Share, all share and per share amounts in the accompanying consolidated financial statements have been retroactively adjusted to reflect the Stock Split for all periods presented, inclusive of dividends and share repurchases.
Dividends
During the years ended December 31, 2024 and 2023, our Board of Directors approved, and we paid, a quarterly cash dividend on common stock of $0.375 and $0.135 per share, respectively. Quarterly dividends declared and paid during the years ended December 31, 2024 and 2023 totaled $1.50 and $0.54 per share, respectively.
Excise Tax on Stock Repurchases
The Inflation Reduction Act of 2022 (the "IRA"), which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. During the years ended December 31, 2024 and 2023, we reflected the applicable excise tax in Additional paid-in capital as part of the cost basis of the stock repurchased and recorded a corresponding liability for the excise taxes payable in Accrued liabilities on the accompanying consolidated balance sheets.

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
A summary of the carrying amount of goodwill follows (in thousands):

	West	Central	East	Financial Services	Corporate	Total
Balance at January 1, 2023	$—	$—	$32,962	$—	$—	$32,962
Additions	—	—	—	—	—	—
Balance at December 31, 2023	—	—	32,962	—	—	32,962
Additions	—	—	—	—	—	—
Balance at December 31, 2024	$—	$—	$32,962	$—	$—	$32,962

NOTE 11 — STOCK BASED AND DEFERRED COMPENSATION
We have a stock compensation plan, the Meritage Homes Corporation 2018 Stock Incentive Plan (the “2018 Plan"), that was approved by our Board of Directors and our stockholders and adopted in May 2018. In May 2023, the Board of Directors and stockholders approved an amendment to the 2018 Plan to increase the number of shares available for issuance by 1,600,000. The 2018 Plan is administered by our Board of Directors and allows for the grant of stock appreciation rights, restricted stock awards, restricted stock units, performance share awards and performance-based awards in addition to non-qualified and incentive stock options. All available shares from expired, terminated, or forfeited awards that remained under prior plans were merged into and became available for grant under the 2018 Plan. The 2018 Plan authorizes awards to officers, key employees, non-employee directors and consultants. The 2018 Plan authorizes 14,800,000 shares of stock to be awarded, of which 2,293,956 shares remain available for grant at December 31, 2024. We believe that such awards provide a means of long-term compensation to attract and retain qualified employees and better align the interests of our employees with those of our stockholders. Non-vested stock awards are usually granted with a five-year ratable vesting period for employees, a three-year cliff vesting for both restricted stock units and performance-based awards granted to senior executive officers and either a three-year cliff vesting or one-year vesting for non-employee directors, dependent on their start date.

Summary of Nonvested (Restricted) Shares and Units Activity:

We grant time-based and performance-based restricted shares or units. Except in limited cases, performance-based restricted shares and units are only granted to executive officers. All performance share awards only vest upon the attainment of certain financial and operational criteria as established and approved by our Board of Directors. The number of shares that may be issued to the award recipients may be greater or lesser than the target award amount depending on actual performance achieved as compared to the performance targets set forth in the awards.

	Nonvested Restricted Share Activity (time-based)	Weighted Average Grant Date Fair Value	Nonvested Restricted Share Activity (performance- based)	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2022	1,385,058	$31.47	381,502	$30.84
Granted (1)	556,680	47.06	160,944	29.84
Vested (Earned/Released) (1)	(540,044)	24.71	(253,112)	21.64
Forfeited (2)	(83,490)	40.36	—	—
Outstanding as of December 31, 2022	1,318,204	40.26	289,334	35.67
Granted (3)	369,126	56.18	138,262	50.65
Vested (Earned/Released) (3)	(421,222)	34.73	(161,830)	36.59
Forfeited (2)	(125,044)	46.08	—	—
Outstanding at December 31, 2023	1,141,064	46.82	265,766	50.33
Granted (4)	285,054	76.74	111,902	66.08
Vested (Earned/Released) (4)	(411,266)	42.27	(125,142)	41.90
Forfeited (2)	(10,446)	63.51	—	—
Outstanding at December 31, 2024	1,004,406	$57.00	252,526	$60.35

(1)Performance-based shares granted and earned/released for the year ended December 31, 2022 includes 74,292 shares that were issued as a result of the performance achievement exceeding the performance targets related to grants to our executive officers for the year ended December 31, 2019. These shares vested in March 2022.
(2)Forfeitures on time-based nonvested shares are a result of terminations of employment, while forfeitures on performance-based nonvested shares are the result of failing to attain certain goals as outlined in our executive officers' compensation agreements or as a result of terminations of employment.
(3)Performance-based shares granted and earned/released for the year ended December 31, 2023 includes 52,334 shares that were issued as a result of the performance achievement exceeding the performance targets related to grants to our executive officers for the year ended December 31, 2020. These shares vested in February 2023.
(4)Performance-based shares granted and earned/released for the year ended December 31, 2024 includes 31,956 shares that were issued as a result of the performance achievement exceeding the performance targets related to grants to our executive officers for the year ended December 31, 2021. These shares vested in March 2024.

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

	Years Ended December 31,
	2024	2023	2022
Stock-based compensation expense	$25,809	$22,511	$22,333

The following table includes additional information regarding our stock compensation plan (dollars in thousands):

	At December 31,
	2024	2023
Unrecognized stock-based compensation cost	$30,666	$27,791
Weighted average years expense recognition period	1.95	1.94
Total equity awards outstanding (1)	1,256,932	1,406,830
(1) Includes unvested restricted stock units and performance-based awards (assuming 100%/target payout).
We also offer a non-qualified deferred compensation plan ("deferred compensation plan") to highly compensated employees in order to allow them additional pre-tax income deferrals above and beyond the limits that qualified plans, such as 401(k) plans, impose on highly compensated employees. We do not currently offer a contribution match on the deferred compensation plan. All contributions to the plan to date have been funded by the employees and, therefore, we have no associated expense related to the deferred compensation plan for the years ended December 31, 2024, 2023 or 2022, other than minor administrative costs.

NOTE 12 — INCOME TAXES
Components of the income tax provision are as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Current taxes:
Federal	$166,028	$170,306	$246,077
State	41,101	41,837	54,576
	207,129	212,143	300,653
Deferred taxes:
Federal	6,013	(1,888)	(4,573)
State	3,542	427	1,046
	9,555	(1,461)	(3,527)
Total	$216,684	$210,682	$297,126

Income taxes for the years ended December 31, 2024, 2023 and 2022, differ from the expected amounts computed using the federal statutory income tax rate of 21% as a result of the following (in thousands):

	Years Ended December 31,
	2024	2023	2022
Expected taxes at current federal statutory income tax rate	$210,603	$199,380	$270,757
State income taxes, net of federal tax benefit	35,268	33,389	43,941
Federal tax credits	(30,071)	(25,219)	(19,676)
Non-deductible costs and other	884	3,132	2,104
Income tax expense	$216,684	$210,682	$297,126

The effective tax rate was 21.6%, 22.2%, and 23.0% for 2024, 2023 and 2022, respectively. The rate in all three years reflect an increasing benefit from Internal Revenue Code ("IRC") §45L energy efficient homes credits.

Deferred tax assets and liabilities are netted on our balance sheet by tax jurisdiction. Net overall deferred tax assets for all jurisdictions are grouped and included as a separate asset. Net overall deferred tax liabilities for all jurisdictions are grouped and included in Accrued liabilities. At December 31, 2024, we have a net deferred tax asset of $54.5 million. We also have other net deferred tax liabilities of $9.8 million. Deferred tax assets and liabilities are comprised of timing differences (in thousands) as follows:

	At December 31,
	2024	2023
Deferred tax assets:
Real estate	$24,633	$27,049
Warranty reserve	7,768	8,902
Wages payable	6,490	10,669
Equity-based compensation	7,575	7,306
Accrued expenses	94	36
Lease liabilities	13,264	—
Capped Calls cost	12,545	—
Other	8,479	7,393
Total deferred tax assets	80,848	61,355

Deferred tax liabilities:
Goodwill	4,181	3,331
Prepaids	1,367	2,288
ROU assets	13,071	—
Fixed assets	7,705	8,163
Total deferred tax liabilities	26,324	13,782

Deferred tax assets, net	54,524	47,573
Other deferred tax liabilities - state franchise taxes	9,795	8,012

Net deferred tax assets and liabilities	$44,729	$39,561

At December 31, 2024 and December 31, 2023, we have no unrecognized tax benefits. We believe our current income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change. Our policy is to accrue interest and penalties on unrecognized tax benefits and include them in the provision for income taxes.
We determine our deferred tax assets and liabilities in accordance with ASC 740, Income Taxes ("ASC 740"). We evaluate our deferred tax assets, including the benefit from net operating losses ("NOLs"), by jurisdiction to determine if a valuation allowance is required. Companies must assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. This assessment considers, among other matters, the nature, frequency and severity of cumulative losses, forecasts of future profitability, the length of statutory carry forward periods, experiences with NOLs and experiences of utilizing tax credit carry forwards and tax planning alternatives. We have no NOLs or credit carryovers, and determined that no valuation allowance on our deferred tax assets is necessary at December 31, 2024.
On August 16, 2022, the IRA retroactively extended the energy tax credit to homes delivered from January 1, 2022 through December 31, 2032, modified the energy standards required to qualify for the tax credit and increased the per-home credit amount starting in 2023. In accordance with these regulations, we recorded a tax benefit of $29.1 million, $22.7 million, and $18.9 million during the years ended December 31, 2024, 2023 and 2022, respectively, based on our estimate for qualifying new energy efficient homes that we closed in those years.

The IRA also created a 15% corporate alternative minimum tax on certain profits and creates a 1% excise tax on stock repurchases. These provisions do not have a material impact on our financial statements.

As of December 31, 2024, we have a deferred tax asset of $12.5 million related to the Capped Calls cost associated with the 2028 Convertible Notes. The Capped Calls cost was capitalized under GAAP as an adjustment to Additional paid-in capital. For tax purposes, we elected to integrate the Capped Calls transactions with the 2028 Convertible Notes under Treasury Regulation § 1.1275-6. This election allows the upfront cost of the Capped Calls options to be treated as interest expense, resulting in tax deductions over the term of the notes.

Our future deferred tax asset realization depends on sufficient taxable income in the carryforward periods under existing tax laws. Federal NOL carryforwards may be used to offset future taxable income indefinitely. State NOL carryforwards may be used to offset future taxable income for a period ranging from 5 to 20 years, depending on the state jurisdiction. At December 31, 2024, we had no remaining un-utilized federal NOL carryforward, federal tax credits, or state NOL carryforwards.

At December 31, 2024, we have no current income taxes receivable and current income taxes payable of $10.8 million, which consists of current federal and state tax accruals, net of current energy tax credits and estimated tax payments. This amount is recorded in Accrued liabilities on the accompanying consolidated balance sheets at December 31, 2024.

We conduct business and are subject to tax in the U.S. both federally and in several states. With few exceptions, we are no longer subject to U.S. federal, state, or local income tax examinations by taxing authorities for years prior to 2020. We do not have any Federal or state income tax examinations pending resolution at this time.
The future tax benefits from NOLs, built-in losses, and tax credits would be materially reduced or potentially eliminated if we experience an “ownership change” as defined under IRC §382. Based on our analysis performed as of December 31, 2024, we do not believe that we have experienced an ownership change. As a protective measure, our stockholders held a Special Meeting of Stockholders on February 16, 2009 and approved an amendment to our Articles of Incorporation that restricts certain transfers of our common stock. The amendment is intended to help us avoid an unintended ownership change and thereby preserve the value of any tax benefit for future utilization.

NOTE 13 — SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
The following table presents certain supplemental cash flow information (in thousands):

	Years Ended December 31,
	2024	2023	2022
Cash paid during the year for:
Interest, net of interest capitalized	$(5,506)	$(1,454)	$(2,279)
Income taxes paid	$207,612	$211,247	$311,725
Non-cash operating activities:
Real estate not owned (decrease)/increase	$—	$—	$(8,011)
Real estate acquired through notes payable	$24,750	$9,267	$9,960
Non-cash investing and financing activities:
Distributions of real estate from unconsolidated joint ventures, net	$9,594	$—	$—

NOTE 14 — RELATED PARTY TRANSACTIONS
From time to time, in the normal course of business, we have transacted with related or affiliated companies and with certain of our officers and directors. We believe that the terms and fees negotiated for all transactions listed below are no less favorable than those that could be negotiated in arm’s length transactions.
We charter aircraft services from companies that use the private plane of Steven Hilton, our Executive Chairman and former CEO, although Mr. Hilton does not have an ownership interest in the charter companies. Payments made to these charter companies were approximately $350,000, $532,000 and $383,000 for the years ended December 31, 2024, 2023 and 2022, respectively.

NOTE 15 — OPERATING AND REPORTING SEGMENTS
We operate with two principal business segments: homebuilding and financial services. As defined in ASC 280-10, Segment Reporting, we have twelve homebuilding operating segments. The homebuilding segments are engaged in the business of acquiring and developing land, constructing homes, marketing and selling those homes and providing warranty and customer services. We aggregate our homebuilding operating segments into reporting segments based on similar long-term economic characteristics and geographical proximity. Our three reportable homebuilding segments are as follows:
West:           Arizona, California, Colorado and Utah
Central:      Texas
East:           Alabama, Florida, Georgia, Mississippi, North Carolina, South Carolina and Tennessee

We define our segments based on the way in which internally reported financial information is regularly provided and reviewed by the chief operating decision maker (“CODM”) to analyze financial performance, make decisions, and allocate resources. Our CODM is the chief executive officer. The CODM’s evaluation of the homebuilding segment performance is based on segment home closing revenue, home closing gross profit/(loss), home closing gross margin, total gross profit/(loss), commissions and other sales costs, general and administrative costs incurred by or allocated to each segment, including impairments, and operating income/(loss). The CODM uses these performance metrics predominantly in the annual budget and forecasting process and considers budget-to-actual variances on a quarterly basis for these measures when making decisions about the allocation of operating and capital resources to each segment. The CODM also uses these data points to assess the performance of each segment by comparing the results of each segment with one another and in determining the compensation of certain employees. The CODM also reviews financial services profit/(loss) to evaluate the performance of the financial services segment and make decisions about allocation of resources and financial services related product offerings.
Each reportable segment follows the same accounting policies described in Note 1, “Business and Summary of Significant Accounting Policies.” Operating results for each segment may not be indicative of the results for such segment had it been an independent, stand-alone entity for the periods presented.

The following tables provide financial information about our reportable segments and Corporate and other categories (in thousands):

	Year Ended December 31, 2024
	West	Central	East	Total
Home closing revenue	$2,223,876	$1,739,553	$2,378,117	$6,341,546
Land closing revenue	—	6,017	16,309	22,326
Total closing revenue	2,223,876	1,745,570	2,394,426	6,363,872

Cost of home closings	1,715,856	1,283,014	1,762,833	4,761,703
Cost of land closings	—	4,149	14,160	18,309
Total cost of closings	1,715,856	1,287,163	1,776,993	4,780,012

Home closing gross profit	508,020	456,539	615,284	1,579,843
Land closing gross profit	—	1,868	2,149	4,017
Total closing gross profit	508,020	458,407	617,433	1,583,860

Home closing gross margin	22.8%	26.2%	25.9%	24.9%

Commissions and other sales costs	123,393	127,293	158,383	409,069
General and administrative expenses	52,837	43,921	67,435	164,193

Homebuilding segment operating income	331,790	287,193	391,615	1,010,598

Financial services segment profit				14,410
Corporate and unallocated costs (1)				(66,663)
Interest expense				—
Other income, net				45,156
Loss on early extinguishment of debt				(631)
Net earnings before income taxes				$1,002,870
(1)Balance consists primarily of corporate costs and shared service functions such as finance and treasury that are not allocated to the homebuilding or financial services reporting segments.

	Year Ended December 31, 2023
	West	Central	East	Total
Home closing revenue	$2,107,095	$1,798,939	$2,150,750	$6,056,784
Land closing revenue	35,324	6,694	14,211	56,229
Total closing revenue	2,142,419	1,805,633	2,164,961	6,113,013

Cost of home closings	1,671,330	1,316,692	1,566,649	4,554,671
Cost of land closings	31,963	5,363	14,460	51,786
Total cost of closings	1,703,293	1,322,055	1,581,109	4,606,457

Home closing gross profit	435,765	482,247	584,101	1,502,113
Land closing gross profit/(loss)	3,361	1,331	(249)	4,443
Total closing gross profit	439,126	483,578	583,852	1,506,556

Home closing gross margin	20.7%	26.8%	27.2%	24.8%

Commissions and other sales costs	115,020	131,873	138,018	384,911
General and administrative expenses	58,627	44,542	63,321	166,490

Homebuilding segment operating income	265,479	307,163	382,513	955,155

Financial services segment profit				12,466
Corporate and unallocated costs (1)				(65,232)
Interest expense				—
Other income, net				47,948
Loss on early extinguishment of debt				(907)
Net earnings before income taxes				$949,430

(1)Balance consists primarily of corporate costs and shared service functions such as finance and treasury that are not allocated to the homebuilding or financial services reporting segments.

	Year Ended December 31, 2022
	West	Central	East	Total
Home closing revenue	$2,202,109	$1,835,498	$2,169,891	$6,207,498
Land closing revenue	47,974	10,655	2,600	61,229
Total closing revenue	2,250,083	1,846,153	2,172,491	6,268,727

Cost of home closings	1,598,766	1,303,995	1,531,719	4,434,480
Cost of land closings	38,358	9,240	2,048	49,646
Total cost of closings	1,637,124	1,313,235	1,533,767	4,484,126

Home closing gross profit	603,343	531,503	638,172	1,773,018
Land closing gross profit	9,616	1,415	552	11,583
Total closing gross profit	612,959	532,918	638,724	1,784,601

Home closing gross margin	27.4%	29.0%	29.4%	28.6%

Commissions and other sales costs	95,993	112,658	114,615	323,266
General and administrative expenses	50,050	43,526	59,050	152,626

Homebuilding segment operating income	466,916	376,734	465,059	1,308,709

Financial services segment profit				18,294
Corporate and unallocated costs (1)				(40,358)
Interest expense				(41)
Other income, net				2,714
Net earnings before income taxes				$1,289,318

(1)Balance consists primarily of corporate costs and shared service functions such as finance and treasury that are not allocated to the homebuilding or financial services reporting segments.

	At December 31, 2024
	West		Central		East		Financial Services	Corporate and Unallocated		Total
Deposits on real estate under option or contract	$30,179		$28,563		$133,663		$—	$—		$192,405
Real estate	1,862,792		1,388,475		2,477,508		—	—		5,728,775
Investments in unconsolidated entities	9,062		1,800		17,016		—	857		28,735
Other assets	28,251	(1)	249,718	(2)	111,567	(3)	3,049	820,154	(4)	1,212,739
Total assets	$1,930,284		$1,668,556		$2,739,754		$3,049	$821,011		$7,162,654

(1)Balance consists primarily of property and equipment, net, prepaid expenses and other assets, and development receivables.
(2)Balance consists primarily of development reimbursements from local municipalities and prepaid expenses and other assets.
(3)Balance consists primarily of cash and cash equivalents, goodwill (see Note 10), and prepaid expenses and other assets.
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

NOTE 16 — COMMITMENTS AND CONTINGENCIES
We are involved in various routine legal and regulatory proceedings, including, without limitation, claims and litigation alleging construction defects. In general, the proceedings are incidental to our business, and most exposure is subject to and should be covered by warranty and indemnity obligations of our consultants and subcontractors. Additionally, some such claims are also covered by insurance. With respect to the majority of pending litigation matters, our ultimate legal and financial responsibility, if any, cannot be estimated with certainty and, in most cases, any potential material losses related to these matters are not considered probable. Historically, most disputes regarding warranty claims are resolved prior to litigation. We believe there are no pending legal or warranty matters as of December 31, 2024 that could have a material adverse impact upon our consolidated financial condition, results of operations or cash flows that have not been sufficiently reserved.
We have case specific reserves within our $32.7 million of total warranty reserves related to alleged stucco defects in certain homes we constructed predominantly between 2006 and 2017. Our review and management of these matters is ongoing and our estimate of and reserves for resolving them is based on internal data, historical experience, our judgment and various assumptions and estimates. Due to the degree of judgment and the potential for variability in our underlying assumptions and data, as we obtain additional information, we may revise our estimate and thus our related reserves. As of December 31, 2024, after considering potential recoveries from the consultants and contractors involved and their insurers and the potential recovery under our general liability insurance policies, we recorded a favorable adjustment to our reserve balance of $1.0 million in the year ended December 31, 2024 and we believe our reserves are sufficient to cover the above mentioned matters. See Note 1 for information related to our warranty obligations.
See Note 4 for information related to our leases.

NOTE 17 — SUBSEQUENT EVENTS
Stock Split
As discussed in Notes 1 and 9, on November 21, 2024, our Board of Directors declared a two-for-one stock split of Meritage’s common stock in the form of a stock dividend. Each stockholder of record at the close of business on December 31, 2024 received one additional share of common stock for each share of common stock held, payable after the close of market on January 2, 2025. Trading began on a split-adjusted basis on January 3, 2025. There was no adjustment to the number of authorized shares or the par value. All share and per share amounts in the accompanying consolidated financial statements have been retroactively adjusted to reflect the Stock Split for all periods presented.
Change in Segment Reporting
Effective the first day of fiscal 2025 (i.e., January 1, 2025), we realigned our internal organizational structure and resources following continued growth and recent entry into new markets. As a result of the change in our organizational structure, the Tennessee homebuilding operating segment will be reclassified from the East reporting segment to the Central reporting segment for the purpose of making operational and resource decisions and assessing financial performance. The segment information presented in this Annual Report on Form 10-K does not reflect this change in the composition of our reportable segments, as the change did not take effect internally until the first quarter of fiscal 2025. We will begin reporting segment information based on this new segment structure in our Quarterly Report on Form 10-Q for the first quarter of fiscal 2025. For details on our reportable segments in fiscal 2024, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

In order to ensure that the information we must disclose in our filings and submissions with the SEC is recorded, processed, summarized and reported on a timely basis, we have developed and implemented disclosure controls and procedures. Our management, with the participation of our chief executive officer ("CEO") and chief financial officer ("CFO"), has reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as of December 31, 2024 (the “Evaluation Date”). Based on such evaluation, management has concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective at a reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Also, projections of any internal control effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with internal control policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024. The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Deloitte & Touche LLP, the independent registered public accounting firm that audited our financial statement included in this Annual Report on Form 10-K, as stated in their attestation report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Meritage Homes Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Meritage Homes Corporation and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in
Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 20, 2025, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

Tempe, Arizona
February 20, 2025

Item 9B. Other Information
Insider Trading Arrangements
During the fiscal quarter ended December 31, 2024, no director or officer adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None
PART III

Item 10. Directors, Executive Officers and Corporate Governance
Except as set forth herein, information required in response to this item is incorporated by reference from the information contained in our 2025 Proxy Statement (which will be filed with the SEC no later than 120 days following the Company’s fiscal year end (the "2025 Proxy Statement")). The information required by Item 10 regarding our executive officers appears in Part I, Item 1 of this Annual Report as permitted by Form 10-K General Instruction G(3).

Item 11. Executive Compensation
Information required in response to this item is incorporated by reference to our 2025 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required in response to this item is incorporated by reference to our 2025 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required in response to this item is incorporated by reference to our 2025 Proxy Statement.

Item 14. Principal Accountant Fees and Services
Information required in response to this item is incorporated by reference to our 2025 Proxy Statement.

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

(iii) The exhibits required by Item 601 of Regulation S-K are set forth in Item 15(b) of this Annual Report on Form 10-K.

(b)Exhibits

Exhibit Number	Description	Page or Method of Filing
2.1	Agreement and Plan of Reorganization, dated as of September 13, 1996, by and among Homeplex, the Monterey Merging Companies and the Monterey Stockholders	Incorporated by reference to Appendix A of Form S-4 Registration Statement No. 333-15937

3.1	Restated Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3 of Form 8-K dated June 20, 2002

3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 10-Q for the quarter ended September 30, 1998

3.1.2	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated September 15, 2004

3.1.3	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders filed on April 10, 2006

3.1.4	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix B of the Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders filed on April 1, 2008

3.1.5	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Definitive Proxy Statement filed on January 9, 2009

3.2	Meritage Homes Corporation Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.1 of Form 8-K dated June 14, 2023

4.1	Form of Specimen of Common Stock Certificate	Incorporated by reference to Exhibit 4.1 of Form 10-K for the year ended December 31, 2007

4.2	Description of securities of Meritage Homes Corporation registered under Section 12 of the Securities Exchange Act of 1934	Filed herewith

4.3	Indenture, dated June 6, 2017 (re 5.125% Senior Notes due 2027) and form of 5.125% Senior Note	Incorporated by reference to Exhibit 4.1 of Form 8-K dated June 6, 2017

4.3.1	First Supplemental Indenture (re 5.125% Senior Notes due 2027)	Incorporated by reference to Exhibit 4.4 of Form 10-Q for the quarter ended June 30, 2019

4.3.2	Second Supplemental Indenture (re 5.125% Senior Notes due 2027)	Incorporated by reference to Exhibit 4.5.2 of Form 10-K for the year ended December 31, 2020

4.3.3	Third Supplemental Indenture (re 5.125% Senior Notes due 2027)	Incorporated by reference to Exhibit 4.5.3 of Form 10-K for the year ended December 31, 2020

4.3.4	Fourth Supplemental Indenture (re 5.125% Senior Notes due 2027)	Incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarter ended September 30, 2024

4.3.5	Fifth Supplemental Indenture (re 5.125% Senior Notes due 2027)	Filed herewith

4.4	Indenture, dated April 15, 2021 (re 3.875% Senior Notes due 2029) and form of 3.875% Senior Note	Incorporated by reference to Exhibit 4.1 of Form 8-K dated April 15, 2021

4.4.1	First Supplemental Indenture (re 3.875% Senior Notes due 2029)	Incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarter ended September 30, 2024

4.4.2	Second Supplemental Indenture (re 3.875% Senior Notes due 2029)	Filed herewith

Exhibit Number	Description	Page or Method of Filing
4.5	Indenture, dated as of May 9, 2024 (re 1.750% Convertible Senior Notes due 2028) and form of 1.750% Convertible Senior Note	Incorporated by reference to Exhibit 4.1 of Form 8-K dated May 9, 2024

4.5.1	First Supplemental Indenture (re 1.750% Convertible Senior Notes due 2028)	Incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended September 30, 2024

4.5.2	Second Supplemental Indenture (re 1.750% Convertible Senior Notes due 2028)	Filed herewith

10.1	2018 Stock Incentive Plan *	Incorporated by reference to Appendix A of the Proxy Statement for the 2018 Annual Meeting of Stockholders filed on March 26, 2018

10.1.1	Amendment to the Meritage Homes Corporation 2018 Stock Incentive Plan *	Incorporated by reference to Exhibit 10.1 of Form 8-K dated May 18, 2023

10.1.2	Representative Form of Performance Share Award Agreement *	Incorporated by reference to Exhibit 10.1.2 of Form 10-K for the year ended December 31, 2023

10.1.3	Representative Form of Restricted Stock Unit Agreement *	Incorporated by reference to Exhibit 10.1.3 of Form 10-K for the year ended December 31, 2023

10.2	Employment Agreement between the Company and Steven J. Hilton *	Incorporated by reference to Exhibit 10.1 of Form 8-K dated January 10, 2024

10.3	Employment Agreement between the Company and Philippe Lord *	Incorporated by reference to Exhibit 10.1 of Form 8-K dated January 22, 2021

10.4	Employment Agreement between the Company and Hilla Sferruzza *	Incorporated by reference to Exhibit 10.4 of Form 8-K dated January 22, 2021

10.5	Employment Agreement between the Company and Javier Feliciano *	Incorporated by reference to Exhibit 10.6 of Form 8-K dated January 22, 2021

10.6	Employment Agreement between the Company and Clinton Szubinski*	Incorporated by reference to Exhibit 10.1 of Form 8-K dated August 12, 2021

10.7	Employment Agreement between the Company and Malissia Clinton*	Incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended March 31, 2022

10.8	Meritage Homes Corporation 2015 Nonqualified Deferred Compensation Plan *	Incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarter ended June 30, 2021

10.9	Meritage Homes Corporation Executive Severance Plan *	Incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended March 31, 2023

10.10	Amended and Restated Credit Agreement, dated as of June 13, 2014	Incorporated by reference to Exhibit 10.1 of Form 8-K dated June 13, 2014

10.10.1	First Amendment to Amended and Restated Credit Agreement	Incorporated by reference to Exhibit 10.1 of Form 8-K dated July 9, 2015

10.10.2	Second Amendment to Amended and Restated Credit Agreement	Incorporation by reference to Exhibit 10.1 of Form 8-K dated June 29, 2016

10.10.3	Third Amendment to Amended and Restated Credit Agreement	Incorporated by reference to Exhibit 10.1 of Form 8-K dated May 31, 2017

10.10.4	Fourth Amendment to Amended and Restated Credit Agreement	Incorporated by reference to Exhibit 10.1 to Form 8-K dated June 29, 2018

10.10.5	Fifth Amendment to Amended and Restated Credit Agreement	Incorporated by reference to Exhibit 10.1 to Form 8-K dated June 27, 2019

Exhibit Number	Description	Page or Method of Filing
10.10.6	Sixth Amendment to Amended and Restated Credit Agreement	Incorporated by reference to Exhibit 10.1 to Form 8-K dated December 23, 2020

10.10.7	Seventh Amendment to Amended and Restated Credit Agreement	Incorporated by reference to Exhibit 10.1 to Form 8-K dated December 17, 2021

10.10.8	Eighth Amendment to Amended and Restated Credit Agreement	Incorporated by reference to Exhibit 10.1 of Form 8-K dated June 5, 2023

10.10.9	Ninth Amendment to Amended and Restated Credit Agreement	Filed herewith

10.10.10	Tenth Amendment to Amended and Restated Credit Agreement	Incorporated by reference to Exhibit 10.1 of Form 8-K dated June 13, 2024

10.11	Philippe Lord - Notice of Approved 2024 Compensation *	Incorporated by reference to Exhibit 10.2 of Form 8-K dated January 10, 2024

10.12	Hilla Sferruzza - Notice of Approved 2024 Compensation *	Incorporated by reference to Exhibit 10.3 of Form 8-K dated January 10, 2024

10.13	Clinton Szubinski - Notice of Approved 2024 Compensation *	Incorporated by reference to Exhibit 10.4 of Form 8-K dated January 10, 2024

10.14	Malissia Clinton - Notice of Approved 2024 Compensation *	Incorporated by reference to Exhibit 10.5 of Form 8-K dated January 10, 2024

10.15	Javier Feliciano - Notice of Approved 2024 Compensation *	Incorporated by reference to Exhibit 10.6 of Form 8-K dated January 10, 2024

10.16	Form of Indemnification Agreement *	Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2021

10.17	Form of Base Capped Call Confirmation	Incorporated by reference to Exhibit 10.1 of Form 8-K dated May 9, 2024

10.18	Form of Additional Capped Call Confirmation	Incorporated by reference to Exhibit 10.2 of Form 8-K dated May 9, 2024

19	Securities Trading Policy	Filed herewith

21	List of Subsidiaries	Filed herewith

22	List of Guarantor Subsidiaries	Filed herewith

23	Consent of Deloitte & Touche LLP	Filed herewith

24	Powers of Attorney	See Signature Page

31.1	Rule 13a-14(a)/15d-14(a) Certification of Phillippe Lord, Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Hilla Sferruzza, Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Furnished herewith

97	Clawback Policy	Incorporated by reference to Exhibit 97 of Form 10-K for the year ended December 31, 2023

101.0
The following financial statements from Meritage Homes Corporation Annual Report on Form 10-K for the year ended December 31, 2024, filed on February 20, 2025, formatted in Inline XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Income Statements, (iii) Consolidated Statements of Stockholders' Equity (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

Exhibit Number	Description	Page or Method of Filing
104.0	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL.

*	Indicates a management contract or compensation plan.

Item 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 20th day of February 2025.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ PHILLIPPE LORD	Chief Executive Officer, Director	February 20, 2025
Phillippe Lord

/s/ HILLA SFERRUZZA	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 20, 2025
Hilla Sferruzza

/s/ ALISON SASSER	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)	February 20, 2025
Alison Sasser

/s/ STEVEN J. HILTON	Executive Chairman	February 20, 2025
Steven J. Hilton

/s/ PETER L. AX	Director	February 20, 2025
Peter L. Ax

/s/ DANA C. BRADFORD	Director	February 20, 2025
Dana C. Bradford

/s/ MICHAEL R. ODELL	Director	February 20, 2025
Michael R. Odell

/s/ DEB HENRETTA	Director	February 20, 2025
Deb Henretta

/s/ JOSEPH KEOUGH	Director	February 20, 2025
Joseph Keough

/s/ P. KELLY MOONEY	Director	February 20, 2025
P. Kelly Mooney

/s/ LOUIS E. CALDERA	Director	February 20, 2025
Louis E. Caldera

/s/ DENNIS V. ARRIOLA	Director	February 20, 2025
Dennis V. Arriola

/s/ ERIN LANTZ	Director	February 20, 2025
Erin Lantz

/s/ GEISHA WILLIAMS	Director	February 20, 2025
Geisha Williams