Form 10-Q
period 2025-03-31
Meritage Homes CORP
filed 2025-04-25
CIK 833079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by a checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Common shares outstanding as of April 21, 2025: 71,830,262

MERITAGE HOMES CORPORATION
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2025

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$1,011,652	$651,555
Other receivables	262,103	256,282
Real estate	5,800,954	5,728,775
Deposits on real estate under option or contract	254,546	192,405
Investments in unconsolidated entities	31,288	28,735
Property and equipment, net	47,015	47,285
Deferred tax assets, net	54,145	54,524
Prepaids, other assets and goodwill	238,515	203,093
Total assets	$7,700,218	$7,162,654
Liabilities
Accounts payable	$229,845	$212,477
Accrued liabilities	422,711	452,213
Home sale deposits	17,650	20,513
Loans payable and other borrowings	35,183	29,343
Senior and convertible senior notes, net	1,800,085	1,306,535
Total liabilities	2,505,474	2,021,081
Stockholders’ Equity
Preferred stock, par value $0.01. Authorized 10,000,000 shares; none issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock, par value $0.01. Authorized 125,000,000 shares; 71,830,262 and 71,921,972 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	718	360
Additional paid-in capital	103,930	143,036
Retained earnings	5,090,096	4,998,177
Total stockholders’ equity	5,194,744	5,141,573
Total liabilities and stockholders’ equity	$7,700,218	$7,162,654
See accompanying notes to unaudited consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2025	2024
Homebuilding:
Home closing revenue	$1,342,104	$1,466,096
Land closing revenue	15,421	2,305
Total closing revenue	1,357,525	1,468,401
Cost of home closings	(1,046,454)	(1,088,138)
Cost of land closings	(12,256)	(2,298)
Total cost of closings	(1,058,710)	(1,090,436)
Home closing gross profit	295,650	377,958
Land closing gross profit	3,165	7
Total closing gross profit	298,815	377,965
Financial Services:
Revenue	7,082	6,353
Expense	(4,192)	(3,003)
Earnings/(loss) from financial services unconsolidated entities and other, net	673	(4,040)
Financial services profit/(loss)	3,563	(690)
Commissions and other sales costs	(94,720)	(101,550)
General and administrative expenses	(56,997)	(50,732)
Interest expense	—	—
Other income, net	9,498	9,022
Earnings before income taxes	160,159	234,015
Provision for income taxes	(37,353)	(47,999)
Net earnings	$122,806	$186,016
Earnings per common share: (1)
Basic	$1.71	$2.56
Diluted	$1.69	$2.53
Weighted average number of shares: (1)
Basic	71,915	72,622
Diluted	72,650	73,558

(1) Share and per share amounts have been retroactively adjusted to reflect the 2-for-1 stock split that was effective on January 2, 2025. See Note 1.
See accompanying notes to unaudited consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net earnings	$122,806	$186,016
Adjustments to reconcile net earnings to net cash (used in)/provided by operating activities:
Depreciation and amortization	5,949	6,038
Stock-based compensation	6,325	6,114
Equity in earnings from unconsolidated entities	(626)	(972)
Distributions of earnings from unconsolidated entities	588	985
Other	1,922	1,001
Changes in assets and liabilities:
Increase in real estate	(60,821)	(193,431)
Increase in deposits on real estate under option or contract	(62,179)	(11,449)
(Increase)/decrease in other receivables, prepaids and other assets	(37,636)	53,769
(Decrease)/increase in accounts payable and accrued liabilities	(16,041)	27,668
(Decrease)/increase in home sale deposits	(2,863)	6,191
Net cash (used in)/provided by operating activities	(42,576)	81,930
Cash flows from investing activities:
Investments in unconsolidated entities	(5,850)	(1,586)
Purchases of property and equipment	(5,592)	(6,258)
Proceeds from sales of property and equipment	29	79
Net cash used in investing activities	(11,413)	(7,765)
Cash flows from financing activities:
Repayment of loans payable and other borrowings	(2,150)	(6,922)
Proceeds from issuance of senior notes	497,195	—
Payment of debt issuance costs	(5,073)	—
Dividends paid	(30,887)	(27,239)
Repurchase of shares	(44,999)	(55,933)
Net cash provided by/(used in) financing activities	414,086	(90,094)
Net increase/(decrease) in cash and cash equivalents	360,097	(15,929)
Cash and cash equivalents, beginning of period	651,555	921,227
Cash and cash equivalents, end of period	$1,011,652	$905,298
See Supplemental Disclosure of Cash Flow Information in Note 13.
See accompanying notes to unaudited consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION
Organization. Meritage Homes Corporation ("Meritage Homes") is a leading designer and builder of single-family attached and detached homes. We primarily build in long-term high-growth markets of the United States and offer a variety of entry-level and first move-up homes. We have operations in three regions: West, Central and East, which are comprised of twelve states: Arizona, California, Colorado, Utah, Tennessee, Texas, Alabama, Florida, Georgia, Mississippi, North Carolina, and South Carolina. We also operate a financial services reporting segment. In this segment, we offer title and escrow, mortgage, and insurance services. Carefree Title Agency, Inc. ("Carefree Title"), our wholly-owned title company, provides title insurance and closing/settlement services to our homebuyers in certain states. Managing our own title operations allows us greater control over the entire escrow and closing cycles in addition to generating additional revenue. Meritage Homes Insurance Agency, Inc. (“Meritage Insurance”), our wholly-owned insurance broker, works in collaboration with insurance companies nationwide to offer homeowners insurance and other insurance products to our homebuyers. Our financial services operation also provides mortgage services to our homebuyers through an unconsolidated joint venture.
We commenced our homebuilding operations in 1985 through our predecessor company, Monterey Homes. Meritage Homes Corporation was incorporated in the state of Maryland in 1988 under the name of Homeplex Mortgage Investments Corporation and merged with Monterey Homes in 1996, at which time our name was changed to Monterey Homes Corporation and later ultimately to Meritage Homes Corporation. Since that time, we have engaged in homebuilding and related activities. Meritage Homes Corporation operates as a holding company and has no independent assets or operations. Its homebuilding construction, development and sales activities are conducted through its subsidiaries. Its homebuilding activities are conducted under the name of Meritage Homes in each of our homebuilding markets. At March 31, 2025, we were actively selling homes in 290 communities, with base prices ranging from approximately $203,000 to $1,092,000.

Basis of Presentation. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024 ("Annual Report"). The unaudited consolidated financial statements include the accounts of Meritage Homes and those of our consolidated subsidiaries, partnerships and other entities in which we have a controlling financial interest, and of variable interest entities (see Note 3) in which we are deemed the primary beneficiary (collectively, “us”, “we”, “our” and “the Company”). Certain reclassifications have been made to prior year footnotes in the accompanying unaudited consolidated financial statements to conform to classifications used in the current year, including share and per share amounts and reporting segments, as discussed further below. Intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of our results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for the full fiscal year.
Stock Split. On November 21, 2024, our Board of Directors declared a two-for-one stock split (the "Stock Split") of Meritage’s common stock in the form of a stock dividend. Each stockholder of record at the close of business on December 31, 2024 received one additional share of common stock for each share of common stock held, payable after the close of market on January 2, 2025. Trading began on a split-adjusted basis on January 3, 2025. There was no adjustment to the number of authorized shares or the par value. As required by Accounting Standards Codification ("ASC") 260, Earnings Per Share, all share and per share amounts in the accompanying unaudited consolidated financial statements have been retroactively adjusted to reflect the Stock Split for all periods presented, inclusive of dividends and share repurchases.
Operating and Reporting Segments. Effective January 1, 2025, we realigned our internal organizational structure and resources following continued growth and recent entry into new markets. As a result of the change in our organizational structure, the Tennessee homebuilding operating segment was reclassified from the East reporting segment to the Central reporting segment for the purpose of making operational and resource decisions and assessing financial performance. Prior period balances have been retroactively adjusted to reflect this reclassification.
Cash and Cash Equivalents. Liquid investments with an initial maturity of three months or less are classified as cash equivalents. Amounts in transit from title companies or closing agents for home closings of approximately $60.2 million and $29.0 million are included in Cash and cash equivalents at March 31, 2025 and December 31, 2024, respectively.

Real Estate. Real estate inventory is stated at cost unless the community or land is determined to be impaired, at which point the inventory is written down to fair value as required by ASC 360-10, Property, Plant and Equipment (“ASC 360-10”). Real estate inventory includes the costs of land acquisition, land development and home construction, capitalized interest, real estate taxes, and direct overhead costs incurred during development and home construction that benefit the entire community, less impairments, if any. Land and development costs are typically allocated and transferred to homes when home construction begins. Home construction costs are accumulated on a per-home basis, while commissions and other sales costs are expensed as incurred. Cost of home closings includes the specific construction costs of the home and all related allocated land acquisition, land development and other common costs (both incurred and estimated to be incurred) that are allocated based upon the total number of homes expected to be closed in each community or phase. Any changes to the estimated total development costs of a community or phase are allocated to the remaining homes in that community or phase. When a home closes, we may have incurred costs for materials and services that have not yet been paid. We accrue a liability to capture such obligations in connection with the home closing which is charged directly to Cost of home closings.
We capitalize qualifying interest to inventory during the development and construction periods. Capitalized interest is included in Cost of closings when the related inventory is closed. Included within our Real estate inventory is land held for development and land held for sale. Land held for development primarily represents land and development costs related to land where development activity is not currently underway but is expected to begin in the future. For these parcels, we have chosen not to currently develop certain land holdings as they typically represent a portion or phases of a larger land parcel that we plan to build out over several years. We do not capitalize interest for these inactive assets, and all ongoing costs of land ownership (i.e. property taxes, homeowner association dues, etc.) are expensed as incurred.
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
Deposits. Deposits paid related to land option and purchase contracts are recorded and classified as Deposits on real estate under option or contract until the related land is purchased. Deposits are reclassified as a component of Real estate at the time the deposit is used to offset the acquisition price of the land based on the terms of the underlying agreements. To the extent they are non-refundable, deposits are expensed to Cost of home closings if the land acquisition is terminated or no longer considered probable. Since our acquisition contracts typically do not require specific performance, we do not consider such contracts to be contractual obligations to purchase the land and our total exposure under such contracts is limited to the loss of any non-refundable deposits and any related capitalized costs. Our Deposits on real estate under option or contract were $254.5 million and $192.4 million as of March 31, 2025 and December 31, 2024, respectively. See Note 3 for additional information related to Deposits on real estate under option or contract.
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
The table below outlines our ROU assets and lease liabilities (in thousands):

	As of
	March 31, 2025	December 31, 2024
ROU assets	$54,713	$52,941
Lease liabilities	57,605	55,825
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
The table below outlines our surety bond and letter of credit obligations (in thousands):

	As of
	March 31, 2025		December 31, 2024
	Outstanding	Estimated work remaining to complete	Outstanding	Estimated work remaining to complete
Sureties:
Sureties related to owned projects and lots under contract	$1,010,349	$729,504	$1,056,529	$712,415
Total Sureties	$1,010,349	$729,504	$1,056,529	$712,415
Letters of Credit (“LOCs”):
LOCs for land development	134,354	N/A	105,371	N/A
LOCs for general corporate operations	5,000	N/A	5,000	N/A
Total LOCs	$139,354	N/A	$110,371	N/A

Accrued Liabilities. Accrued liabilities at March 31, 2025 and December 31, 2024 consisted of the following (in thousands):

	As of
	March 31, 2025	December 31, 2024
Accruals related to real estate development and construction activities	$147,448	$167,075
Payroll and other benefits	71,322	131,733
Accrued interest	18,922	6,290
Accrued taxes	63,034	24,478
Warranty reserves	35,352	32,693
Lease liabilities	57,605	55,825
Other accruals	29,028	34,119
Total	$422,711	$452,213

Warranty Reserves. We provide home purchasers with limited warranties against certain building defects and we have certain obligations related to those post-construction warranties for closed homes. The specific terms and conditions of these limited warranties vary by state, but overall the nature of the warranties include a complete workmanship and materials warranty for the first year after the close of the home, a major mechanical warranty for two years after the close of the home and a structural warranty that typically extends up to 10 years after the close of the home. With the assistance of an actuary, we have estimated these reserves for the structural warranty based on the number of homes still under warranty and historical data and trends for our geographies. We may use industry data with respect to similar product types and geographic areas in markets where our experience is incomplete to draw a meaningful conclusion. We regularly review our warranty reserves and adjust them, as necessary, to reflect changes in trends as information becomes available. Based on such reviews of warranty costs incurred, we did not adjust the warranty reserve balance in the three months ended March 31, 2025 or 2024. Included in the warranty reserve balances at March 31, 2025 and December 31, 2024 are case-specific warranty reserves, as discussed in Note 15.
A summary of changes in our warranty reserves follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Balance, beginning of period	$32,693	$37,360
Additions to reserve from new home deliveries	4,390	4,833
Warranty claims, net of recoveries	(1,731)	(5,829)
Adjustments to pre-existing reserves	—	—
Balance, end of period	$35,352	$36,364
Warranty reserves are included in Accrued liabilities on the accompanying unaudited consolidated balance sheets, and additions and adjustments to the reserves are included in Cost of home closings within the accompanying unaudited consolidated income statements. These reserves are intended to cover costs associated with our contractual and statutory warranty obligations, which include, among other items, claims involving defective workmanship and materials. We believe that our total reserves, coupled with our contractual relationships and rights with our trades and the insurance we and our trades maintain, are sufficient to cover our general warranty obligations. However, unanticipated changes in regulatory, legislative,weather, environmental or other conditions could have an impact on our actual warranty costs, and future costs could differ significantly from our estimates.
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
Home closing and land closing revenue expected to be recognized in any future year related to remaining performance obligations (if any) and the associated contract liabilities expected to be recognized as revenue, excluding revenue pertaining to contracts that have an original expected duration of one year or less, is not material. Revenue from financial services includes estimated future insurance policy renewal commissions as our performance obligations are satisfied upon issuance of the initial policy with a third party broker. The related contract assets for these estimated future renewal commissions are not material at March 31, 2025 and December 31, 2024.
Recent Accounting Pronouncements.
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"), which aligns interim segment disclosure requirements with existing annual requirements and includes updates to segment reporting, most notably through enhanced disclosures about significant segment expenses and the Chief Operating Decision Maker ("CODM"). We adopted ASU 2023-07 in our annual report covering the fiscal year beginning January 1, 2024, and for this interim report beginning January 1, 2025. ASU 2023-07 is applied retrospectively to all prior periods presented in the accompanying unaudited consolidated financial statements.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"), which modifies the disclosure requirements primarily related to the effective tax rate reconciliation and income taxes paid by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for our annual report covering the fiscal year beginning January 1, 2025 and may be applied either retrospectively or prospectively. We are currently evaluating the impact adopting this guidance will have on our financial statement disclosures.
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

In November 2024, the FASB issued ASU No. 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments ("ASU 2024-04"), which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. We adopted ASU 2024-04 on January 1, 2025 on a prospective basis and will apply the amendments to any future settlements of convertible debt instruments. The adoption of ASU 2024-04 did not have any impact on the accompanying unaudited consolidated financial statements.

NOTE 2 — REAL ESTATE AND CAPITALIZED INTEREST
Real estate consists of the following (in thousands):

	As of
	March 31, 2025	December 31, 2024
Homes completed and under construction (1)	$2,454,275	$2,375,639
Finished home sites and home sites under development (2)	3,346,679	3,353,136
Total	$5,800,954	$5,728,775

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

	Three Months Ended March 31,
	2025	2024
Capitalized interest, beginning of period	$53,678	$54,516
Interest incurred	14,714	12,925
Interest expensed	—	—
Interest amortized to cost of home and land closings	(11,285)	(13,214)
Capitalized interest, end of period	$57,107	$54,227

NOTE 3 — VARIABLE INTEREST ENTITIES AND CONSOLIDATED REAL ESTATE NOT OWNED
We enter into purchase and option agreements for land or lots as part of the normal course of business. These purchase and option agreements enable us to acquire properties at one or multiple future dates at pre-determined prices. We believe these acquisition structures allow us to better leverage our balance sheet and reduce our financial risk associated with land acquisitions. In accordance with ASC 810, Consolidation, we evaluate all purchase and option agreements for land to determine whether they are a variable interest entity ("VIE"), and if so, whether we are the primary beneficiary. Although we do not have legal title to the underlying land, if we are the primary beneficiary we are required to consolidate the VIE in our financial statements and reflect its assets and liabilities as Real estate not owned and Liabilities related to real estate not owned, respectively. We determined that as of March 31, 2025 and December 31, 2024, we were not the primary beneficiary of any VIEs from which we have acquired rights to land or lots under option contracts.

The table below presents a summary of our lots under option at March 31, 2025 (dollars in thousands):

	Projected Number of Lots	Purchase Price	Option/ Earnest Money Deposits–Cash
Purchase and option contracts recorded on balance sheet as Real estate not owned	—	$—	$—
Option contracts — non-refundable deposits, committed (1)	11,934	719,750	153,672
Purchase contracts — non-refundable deposits, committed (1)	19,123	513,731	86,273
Purchase and option contracts —refundable deposits, committed	643	30,210	1,100
Total committed	31,700	1,263,691	241,045
Purchase and option contracts — refundable deposits, uncommitted (2)	29,639	1,484,737	13,501
Total lots under contract or option	61,339	$2,748,428	$254,546
Total purchase and option contracts not recorded on balance sheet (3)	61,339	$2,748,428	$254,546	(4)

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
(4)Amount is reflected on the accompanying unaudited consolidated balance sheets in Deposits on real estate under option or contract as of March 31, 2025.
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
The primary activity of our land joint ventures is the development and sale of lots to joint venture partners and/or unrelated builders. In 2024, we entered into a new land joint venture from which we expect to purchase lots in the future for home construction. Our mortgage joint venture is engaged in mortgage activities and primarily provides mortgage services to our homebuyers. As of March 31, 2025, we had two active equity-method land joint ventures and one mortgage joint venture. The mortgage joint venture is engaged in mortgage activities and primarily provides mortgage services to our homebuyers.

Summarized condensed combined financial information related to unconsolidated joint ventures that are accounted for using the equity method was as follows (in thousands):

	As of
	March 31, 2025	December 31, 2024
Assets:
Cash	$4,314	$4,434
Real estate	72,234	66,443
Other assets	7,049	7,286
Total assets	$83,597	$78,163
Liabilities and equity:
Accounts payable and other liabilities	$7,722	$7,148
Equity of:
Meritage (1)	30,408	27,735
Other	45,467	43,280
Total liabilities and equity	$83,597	$78,163

	Three Months Ended March 31,
	2025	2024
Revenue	$10,740	$10,590
Costs and expenses	(9,859)	(9,137)
Net earnings of unconsolidated entities	$881	$1,453
Meritage’s share of pre-tax earnings (1) (2)	$626	$972

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
(2)Our share of pre-tax earnings from our mortgage joint venture is recorded in Earnings/(loss) from financial services unconsolidated entities and other, net on the accompanying unaudited consolidated income statements. Our share of pre-tax earnings from all other joint ventures is recorded in Other income, net on the accompanying unaudited consolidated income statements and excludes joint venture profit related to lots we purchased from the joint ventures, if any. Such profit is deferred until homes are delivered by us and title passes to a homebuyer.

NOTE 5 — LOANS PAYABLE AND OTHER BORROWINGS
Loans payable and other borrowings consist of the following (in thousands):

	As of
	March 31, 2025	December 31, 2024
Other borrowings, secured real estate notes payable (1)	$35,183	$29,343
$910.0 million unsecured revolving credit facility	—	—
Total	$35,183	$29,343
(1)Reflects balance of non-recourse notes payable in connection with land purchases.
The Company entered into an amended and restated unsecured revolving credit facility agreement ("Credit Facility") in 2014 that has been amended from time to time. In June 2024, the Credit Facility was amended to: increase the facility size; refresh the accordion feature permitting the facility size to be increased subject to certain conditions; extend the maturity date to June 12, 2029; and revise the applicable pricing grid. The Credit Facility's aggregate commitment is $910.0 million with an accordion feature permitting the size of the facility to increase to a maximum of $1.4 billion, subject to certain conditions, including the availability of additional bank commitments. Borrowings under the Credit Facility bear interest at the Company's option, at either (1) term Secured Overnight Financing Rate ("SOFR") (based on 1, 3, or 6 month interest periods, as selected by the Company) plus a 10 basis point adjustment plus an applicable margin (ranging from 110 basis points to 175 basis points (the "applicable margin")) based on the Company's leverage ratio as determined in accordance with a pricing grid, (2) the higher of (i) the prime lending rate ("Prime"), (ii) an overnight bank rate plus 50 basis points and (iii) term SOFR (based on a 1 month interest period) plus a 10 basis point adjustment plus 1%, in each case plus a margin ranging from 10 basis points to 75 basis points based on the Company's leverage in accordance with a pricing grid, or (3) daily simple SOFR plus a 10 basis point adjustment plus the applicable margin. At March 31, 2025, the interest rate on outstanding borrowings under the Credit Facility would have been 5.519% per annum, calculated in accordance with option (1) noted above and using the 1-month term SOFR. We are obligated to pay a fee on the undrawn portion of the Credit Facility at a rate determined by a tiered fee matrix based on our leverage ratio.
The Credit Facility also contains certain financial covenants, including (a) a minimum tangible net worth requirement of $3.3 billion (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings), and (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 60%. We were in compliance with all Credit Facility covenants as of March 31, 2025.
We had no outstanding borrowings under the Credit Facility as of March 31, 2025 and December 31, 2024. There were $5.0 million of borrowings and repayments under the Credit Facility during the three months ended March 31, 2025, and no borrowings or repayments under the Credit Facility during the three months ended March 31, 2024. As of March 31, 2025, we had outstanding letters of credit issued under the Credit Facility totaling $139.4 million, leaving $770.6 million available under the Credit Facility to be drawn.

NOTE 6 — SENIOR AND CONVERTIBLE SENIOR NOTES, NET
Senior and convertible senior notes, net consist of the following (in thousands):

	As of
	March 31, 2025	December 31, 2024
5.125% senior notes due 2027 ("2027 Notes")	300,000	300,000
1.750% convertible senior notes due 2028 ("2028 Convertible Notes")	575,000	575,000
3.875% senior notes due 2029 ("2029 Notes")	450,000	450,000
5.650% senior notes due 2035 ("2035 Notes"). At March 31, 2025, there was $2,782 in net unamortized discount.	497,218	—
Net debt issuance costs	(22,133)	(18,465)
Total	$1,800,085	$1,306,535
The indentures for our 2027 Notes, 2029 Notes and 2035 Notes contain non-financial covenants including, among others, limitations on the amount of secured debt we may incur, on sale and leaseback transactions and mergers. We were in compliance with all such covenants as of March 31, 2025.
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
In March 2025, we completed an offering of $500.0 million aggregate principal amount of 5.650% 2035 Notes. The 2035 Notes were issued at a discount of 99.439% of the principal amount and the net proceeds are intended to be used for general corporate purposes.

2028 Convertible Notes

In May 2024, we issued $575.0 million aggregate principal amount of 1.750% 2028 Convertible Notes. The 2028 Convertible Notes were issued at par and will mature on May 15, 2028, unless converted earlier in accordance with their terms prior to such date. The 2028 Convertible Notes are convertible into shares of the Company’s common stock at an initial conversion rate of 8.6096 shares of common stock per $1,000 principal amount of the 2028 Convertible Notes, which is equivalent to an initial conversion price of approximately $116.15 per share and is subject to adjustment in certain circumstances. In addition, we must provide additional shares upon conversion if there is a "Make-Whole Fundamental Change". The Company is required to satisfy its conversion obligations by paying cash up to the principal amount of notes and settle any additional value in cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election.

Prior to February 15, 2028, the holders of the 2028 Convertible Notes may convert their notes only upon satisfaction of certain circumstances. During the three months ended March 31, 2025, the circumstances allowing holders of the 2028 Convertible Notes to convert were not met. On or after February 15, 2028, until the close of business on the second scheduled trading day immediately preceding the maturity date of the Notes, holders may convert all or any portion of their Notes at any time, regardless of the foregoing circumstances.

For additional details related to our 2028 Convertible Notes and Capped Calls, see Note 6 in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Capped Call Transactions

Concurrent with the offering of the 2028 Convertible Notes, we used a portion of the net proceeds to enter into privately negotiated capped call transactions (the "Capped Calls”) which require the Capped Calls counterparties (the "Counterparties") to provide shares of our common stock to converting debt holders up to a cap price. The Capped Calls each have an initial strike price of approximately $116.15 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2028 Convertible Notes. The Capped Calls have initial cap prices of $175.32 per share, subject to certain adjustments. The Capped Calls will reduce our obligation to settle, in shares or in cash, conversions when our stock price is between $116.15 and $175.32.

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
Financial Instruments: The fair value of our fixed-rate debt is derived from quoted market prices by independent dealers (Level 2 inputs as per the discussion above) and is as follows (in thousands):

	As of
	March 31, 2025		December 31, 2024
	Aggregate Principal	Estimated Fair Value	Aggregate Principal	Estimated Fair Value
5.125% 2027 Notes	$300,000	$301,140	$300,000	$300,330
1.750% 2028 Convertible Notes	$575,000	$564,110	$575,000	$563,259
3.875% 2029 Notes	$450,000	$426,960	$450,000	$420,795
5.650% 2035 Notes	$500,000	$494,020	$—	$—
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

NOTE 8 — EARNINGS PER SHARE
Basic and diluted earnings per common share were calculated as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2025	2024
Basic weighted average number of shares outstanding	71,915	72,622
Effect of dilutive securities:
Unvested restricted stock	735	936
Diluted average shares outstanding	72,650	73,558
Net earnings	$122,806	$186,016
Basic earnings per share	$1.71	$2.56
Diluted earnings per share	$1.69	$2.53

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

Share and per share amounts have been retroactively adjusted to reflect the Stock Split that was effective on January 2, 2025. See Note 1.

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
A summary of the carrying amount of goodwill follows (in thousands):

	West	Central	East	Financial Services	Corporate	Total
Balance at December 31, 2024 (1)	$—	$10,247	$22,715	$—	$—	$32,962
Additions	—	—	—	—	—	—
Balance at March 31, 2025	$—	$10,247	$22,715	$—	$—	$32,962

(1) Effective January 1, 2025, the Tennessee homebuilding operating segment has been reclassified from the East reporting segment to the Central reporting segment. See Note 1 for additional information about the reclassification of the Tennessee homebuilding operating segment. Prior period balances have been retroactively adjusted to reflect this reclassification.

NOTE 10 — STOCKHOLDERS’ EQUITY
A summary of changes in stockholders’ equity is presented below (in thousands):

	Three Months Ended March 31, 2025
	(In thousands)
	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2024	71,922	$360	$143,036	$4,998,177	$5,141,573
Stock Split on January 2, 2025 (See Note 1)	—	360	(360)	—	—
Net earnings	—	—	—	122,806	122,806
Stock-based compensation expense	—	—	6,325	—	6,325
Issuance of stock	514	5	(5)	—	—
Dividends declared	—	—	—	(30,887)	(30,887)
Share repurchases	(605)	(7)	(45,066)	—	(45,073)
Balance at March 31, 2025	71,831	$718	$103,930	$5,090,096	$5,194,744

	Three Months Ended March 31, 2024
	(In thousands)
	Number of Shares (1)	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2023	72,850	364	290,955	4,320,581	4,611,900
Net earnings	—	—	—	186,016	186,016
Stock-based compensation expense	—	—	6,114	—	6,114
Dividends declared	—	—	—	(27,239)	(27,239)
Issuance of stock	512	3	(3)	—	—
Share repurchases	(724)	(4)	(56,214)	—	(56,218)
Balance at March 31, 2024	72,638	$363	$240,852	$4,479,358	$4,720,573
(1) Share amounts have been retroactively adjusted to reflect the Stock Split that was effective on January 2, 2025. See Note 1.
During the three months ended March 31, 2025 and 2024, our Board of Directors approved, and we paid, a quarterly cash dividend on common stock of $0.43 and $0.375 per share, respectively. During the three months ended March 31, 2025 and 2024, we reflected the applicable excise tax on share repurchases in Additional paid-in capital as part of the cost basis of the stock repurchased and recorded a corresponding liability in Accrued liabilities on the accompanying unaudited consolidated balance sheets.

NOTE 11 — STOCK BASED AND DEFERRED COMPENSATION

We have a stock compensation plan, the Meritage Homes Corporation 2018 Stock Incentive Plan (the “2018 Plan"), that was approved by our Board of Directors and our stockholders and adopted in May 2018. In May 2023, the Board of Directors and stockholders approved an amendment to the 2018 Plan to increase the number of shares available for issuance by 1,600,000. The 2018 Plan is administered by our Board of Directors and allows for the grant of stock appreciation rights, restricted stock awards, restricted stock units, performance share awards and performance-based awards in addition to non-qualified and incentive stock options. All available shares from expired, terminated, or forfeited awards that remained under prior plans were merged into and became available for grant under the 2018 Plan. The 2018 Plan authorizes awards to officers, key employees, non-employee directors and consultants. The 2018 Plan authorizes 14,800,000 shares of stock to be awarded, of which 1,883,235 shares remain available for grant at March 31, 2025. We believe that such awards provide a means of long-term compensation to attract and retain qualified employees and better align the interests of our employees with those of our stockholders. Non-vested stock awards are usually granted with a five-year ratable vesting period for employees, a three-year cliff vesting for both restricted stock units and performance-based awards granted to executive officers and either a three-year cliff vesting or one-year vesting for non-employee directors, dependent on their start date.
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

	Three Months Ended March 31,
	2025	2024
Stock-based compensation expense	$6,325	$6,114
Non-vested shares granted	320,213	281,330
Performance-based non-vested shares granted	82,907	75,396
Performance-based shares issued in excess of target shares granted (1)	20,556	31,956
Restricted stock awards vested (includes performance-based awards)	493,050	480,836
(1)Performance-based shares that vested and were issued as a result of performance achievement exceeding the originally established targeted number of shares related to respective performance metrics.
The following table includes additional information regarding our stock compensation plan (dollars in thousands):

	As of
	March 31, 2025	December 31, 2024
Unrecognized stock-based compensation cost	$47,863	$30,666
Weighted average years expense recognition period	2.29	1.95
Total equity awards outstanding (1)	1,154,047	1,256,932
(1)Includes unvested restricted stock units and performance-based awards (assuming 100%/target payout).
We also offer a non-qualified deferred compensation plan ("Deferred Compensation Plan") to highly compensated employees in order to allow them additional pre-tax income deferrals above and beyond the limits that qualified plans, such as 401(k) plans, impose on highly compensated employees. We do not currently offer a contribution match on the Deferred Compensation Plan. All contributions to the plan to date have been funded by the employees and, therefore, we have no associated expense related to the Deferred Compensation Plan for the three months ended March 31, 2025 or 2024, other than minor administrative costs.

NOTE 12 — INCOME TAXES
Components of the provision for income taxes are as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Federal	$30,631	$38,122
State	6,722	9,877
Total	$37,353	$47,999

The effective tax rate for the three months ended March 31, 2025 and 2024 was 23.3% and 20.5%, respectively. The increase in the effective tax rate for the three months ended March 31, 2025 reflects fewer homes qualifying for the §45L energy-efficient homes federal tax credit under the Internal Revenue Code ("IRC") enacted in the Inflation Reduction Act ("IRA") due to higher construction thresholds required to earn these tax credits beginning in 2025.
At March 31, 2025 and December 31, 2024, we have no unrecognized tax benefits. We believe our current income tax filing positions and deductions will be sustained on audit and we do not anticipate any adjustments that will result in a material change. Our policy is to accrue interest and penalties on unrecognized tax benefits and include them in the provision for income taxes.
We determine our deferred tax assets and liabilities in accordance with ASC 740, Income Taxes. We evaluate our deferred tax assets, including the benefit from net operating losses ("NOLs"), by jurisdiction to determine if a valuation allowance is required. This evaluation considers, among other matters, the nature, frequency and severity of cumulative losses, forecasts of future profitability, the length of statutory carry forward periods, experiences with operating losses and experiences of utilizing tax credit carry forwards and tax planning alternatives. We have no NOLs or credit carryovers, and determined that no valuation allowance on our deferred tax assets is necessary at March 31, 2025.

At March 31, 2025, we had $47.4 million income taxes payable and no income taxes receivable. The income taxes payable primarily consists of federal and state tax accruals, net of current energy tax credits and estimated tax payments, and is recorded in Accrued liabilities on the accompanying unaudited consolidated balance sheets at March 31, 2025.

We conduct business and are subject to tax in the U.S. both federally and in several states. With few exceptions, we are no longer subject to U.S. federal, state, or local income tax examinations by taxing authorities for years prior to 2020. We do not have any Federal or state income tax examinations pending resolution at this time.

NOTE 13 — SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
The following table presents certain supplemental cash flow information (in thousands):

	Three Months Ended March 31,
	2025	2024
Cash paid during the year for:
Interest, net of interest capitalized	$(14,385)	$(12,754)
Income taxes paid, net	$107	$204
Non-cash operating activities:
Real estate acquired through notes payable	$7,990	$—
Non-cash investing and financing activities:
Distributions of real estate from unconsolidated joint ventures, net	$2,950	$—

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

West:	Arizona, California, Colorado and Utah
Central:	Tennessee and Texas
East:	Alabama, Florida, Georgia, Mississippi, North Carolina, and South Carolina
We define our segments based on the way in which internally reported financial information is regularly provided and reviewed by the CODM to analyze financial performance, make decisions, and allocate resources. Our CODM is the chief executive officer. The CODM’s evaluation of the homebuilding segment performance is based on segment home closing revenue, home closing gross profit/(loss), home closing gross margin, total gross profit/(loss), commissions and other sales costs, general and administrative costs incurred by or allocated to each segment, including impairments, and operating income/(loss). The CODM uses these performance metrics predominantly in the annual budget and forecasting process and considers budget-to-actual variances on a quarterly basis for these measures when making decisions about the allocation of operating and capital resources to each segment. The CODM also uses these data points to assess the performance of each segment by comparing the results of each segment with one another and in determining the compensation of certain employees. The CODM also reviews financial services profit/(loss) to evaluate the performance of the financial services segment and make decisions about allocation of resources and financial services related product offerings.
Effective January 1, 2025, we realigned our internal organizational structure and resources following continued growth and recent entry into new markets. As a result of the change in our organizational structure, the Tennessee homebuilding operating segment was reclassified from the East reporting segment to the Central reporting segment for the purpose of making operational and resource decisions and assessing financial performance. Prior period balances have been retroactively adjusted to reflect this reclassification.
Each reportable segment follows the same accounting policies described in Note 1, “Organization and Basis of Presentation.” Operating results for each segment may not be indicative of the results for such segment had it been an independent, stand-alone entity for the periods presented.
The following tables provide financial information about our reportable segments and Corporate and other categories (in thousands):

	Three Months Ended March 31, 2025
	West	Central	East	Total
Home closing revenue	$479,636	$412,537	$449,931	$1,342,104
Land closing revenue	691	930	13,800	15,421
Total closing revenue	480,327	413,467	463,731	1,357,525

Cost of home closings	374,665	321,808	349,981	1,046,454
Cost of land closings	142	335	11,779	12,256
Total cost of closings	374,807	322,143	361,760	1,058,710

Home closing gross profit	104,971	90,729	99,950	295,650
Land closing gross profit	549	595	2,021	3,165
Total closing gross profit	105,520	91,324	101,971	298,815

Home closing gross margin	21.9%	22.0%	22.2%	22.0%

Commissions and other sales costs	27,402	32,657	34,661	94,720
General and administrative expenses	13,453	12,839	18,092	44,384

Homebuilding segment operating income	64,665	45,828	49,218	159,711

Financial services segment profit				3,563
Corporate and unallocated costs (1)				(12,613)
Interest expense				—
Other income, net				9,498
Earnings before income taxes				$160,159

(1)Balance consists primarily of corporate costs and shared service functions such as finance and treasury that are not allocated to the homebuilding or financial services reporting segments.

	Three Months Ended March 31, 2024
	West	Central	East	Total
Home closing revenue	$515,632	$483,770	$466,694	$1,466,096
Land closing revenue	—	—	2,305	2,305
Total closing revenue	515,632	483,770	468,999	1,468,401

Cost of home closings	$400,504	$350,371	$337,263	$1,088,138
Cost of land closings	—	—	2,298	2,298
Total cost of closings	400,504	350,371	339,561	1,090,436

Home closing gross profit	115,128	133,399	129,431	377,958
Land closing gross profit	—	—	7	7
Total closing gross profit	115,128	133,399	129,438	377,965

Home closing gross margin	22.3%	27.6%	27.7%	25.8%

Commissions and other sales costs	31,158	37,245	33,147	101,550
General and administrative expenses	12,706	11,383	13,682	37,771

Homebuilding segment operating income	71,264	84,771	82,609	238,644

Financial services segment loss				(690)
Corporate and unallocated costs (1)				(12,961)
Interest expense				—
Other income, net				9,022
Earnings before income taxes				$234,015

(1)Balance consists primarily of corporate costs and shared service functions such as finance and treasury that are not allocated to the homebuilding or financial services reporting segments.

	At March 31, 2025
	West		Central		East		Financial Services	Corporate and Unallocated		Total
Deposits on real estate under option or contract	$30,720		$99,446		$124,380		$—	$—		$254,546
Real estate	1,872,979		1,608,310		2,319,665		—	—		5,800,954
Investments in unconsolidated entities	9,417		20,969		—		—	902		31,288
Other assets	47,685	(1)	300,828	(2)	97,697	(3)	2,183	1,165,037	(4)	1,613,430
Total assets	$1,960,801		$2,029,553		$2,541,742		$2,183	$1,165,939		$7,700,218

(1)Balance consists primarily of cash and cash equivalents, development reimbursements from local municipalities, and property and equipment, net.
(2)Balance consists primarily of cash and cash equivalents, development reimbursements from local municipalities, goodwill (see Note 9), and prepaids and other assets.
(3)Balance consists primarily of cash and cash equivalents, goodwill (see Note 9), and prepaids and other assets.
(4)Balance consists primarily of cash and cash equivalents, deferred tax assets and prepaids and other assets.

	At December 31, 2024
	West		Central		East		Financial Services	Corporate and Unallocated		Total
Deposits on real estate under option or contract	$30,179		$32,200		$130,026		$—	$—		$192,405
Real estate	1,862,792		1,613,735		2,252,248		—	—		5,728,775
Investments in unconsolidated entities	9,062		18,816		—		—	857		28,735
Other assets	28,251	(1)	270,203	(2)	91,082	(3)	3,049	820,154	(4)	1,212,739
Total assets	$1,930,284		$1,934,954		$2,473,356		$3,049	$821,011		$7,162,654
(1)Balance consists primarily of property and equipment, prepaid expenses and other assets, and development receivables.
(2)Balance consists primarily of development reimbursements from local municipalities, property and equipment, goodwill (see Note 9), and prepaid expenses and other assets.
(3)Balance consists primarily of cash and cash equivalents, goodwill (see Note 9), and prepaids and other assets.
(4)Balance consists primarily of cash and cash equivalents, deferred tax assets, prepaid expenses and other assets.

NOTE 15 — COMMITMENTS AND CONTINGENCIES
We are involved in various routine legal and regulatory proceedings, including, without limitation, claims and litigation alleging construction defects. In general, the proceedings are incidental to our business, and most exposure is subject to and should be covered by warranty and indemnity obligations of our consultants and subcontractors. Additionally, some such claims are also covered by insurance. With respect to the majority of pending litigation matters, our ultimate legal and financial responsibility, if any, cannot be estimated with certainty and, in most cases, any potential material losses related to these matters are not considered probable. Historically, most disputes regarding warranty claims are resolved prior to litigation. We believe there are no pending legal or warranty matters as of March 31, 2025 that could have a material adverse impact upon our consolidated financial condition, results of operations or cash flows that have not been sufficiently reserved.

We have case specific reserves within our $35.4 million of total warranty reserves related to alleged stucco defects in certain homes we constructed predominantly between 2006 and 2017. Our review and management of these matters is ongoing and our estimate of and reserves for resolving them is based on internal data, historical experience, our judgment and various assumptions and estimates. Due to the degree of judgment and the potential for variability in our underlying assumptions and data, as we obtain additional information, we may revise our estimate and thus our related reserves. As of March 31, 2025, after considering potential recoveries from the consultants and contractors involved and their insurers and the potential recovery under our general liability insurance policies, we did not adjust such reserves and we believe our reserves are sufficient to cover the above mentioned matters. See Note 1 for information related to our warranty obligations.

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
The words “believe,” “expect,” “anticipate,” “forecast,” “plan,” “intend,” “may,” “will,” “should,” “could,” “estimate,” "target," and “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. All statements we make other than statements of historical fact are forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Forward-looking statements in this Quarterly Report include statements concerning our belief that we have ample liquidity; our goals, strategies and strategic initiatives including our 60-day closing ready commitment strategy, our use of interest rate buy-downs and other financing incentives, our partnership with external realtors, and the anticipated benefits relating thereto; our intentions and the expected benefits and advantages of our product and land positioning strategies, including with respect to our focus on the first-time and first move-up home buyer and housing demand for affordable homes; the benefits of and our intentions to use options to acquire land; our positions and our expected outcome relating to litigation and regulatory proceedings in general; our intentions to pay quarterly dividends; the sustainability of our tax positions; that we may repurchase our debt and equity securities; our non-use of derivative financial instruments; expectations regarding our industry and our business for the remainder of 2025 and beyond; the demand for and the pricing of our homes; our land and lot acquisition strategy (including that we will redeploy cash to acquire well-positioned finished lots and that we may participate in joint ventures or opportunities outside of our existing markets if opportunities arise and the benefits relating thereto); that we may expand into new markets; the availability of labor and materials for our operations; that we may seek additional debt or equity capital; our expectation that existing guarantees, letters of credit and performance and surety bonds will not be drawn on; the sufficiency of our insurance coverage and legal and warranty reserves; the outcome of pending litigation; the sources and sufficiency of our capital resources to support our business strategy; the sufficiency of our land pipeline; the impact of new accounting standards and changes in accounting estimates; trends and expectations concerning future demand for homes, home construction cycle times, sales prices, sales incentives, sales orders, cancellations, construction and materials costs and availability, general and administrative costs, mortgage interest rates, gross margins, land costs, inflation, community counts and profitability and future home supply and inventories; our future cash needs and sources, and the impact of seasonality.

Important factors that could cause actual results to differ materially from those in forward-looking statements, and that could negatively affect our business include, but are not limited to, the following: increases in interest rates or decreases in mortgage availability, and the cost and use of rate locks and buy-downs; the cost of materials used to develop communities and construct homes; cancellation rates; supply chain and labor constraints; shortages in the availability and cost of subcontract labor; the ability of our potential buyers to sell their existing homes; our ability to acquire and develop lots may be negatively impacted if we are unable to obtain performance and surety bonds; the adverse effect of slow absorption rates; legislation related to tariffs; impairments of our real estate inventory; competition; home warranty and construction defect claims; failures in health and safety performance; fluctuations in quarterly operating results; our level of indebtedness; our exposure to counterparty risk with respect to our capped calls; our ability to obtain financing if our credit ratings are downgraded; our exposure to and impacts from natural disasters or severe weather conditions; the availability and cost of finished lots and undeveloped land; the success of our strategy to offer and market entry-level and first move-up homes; a change to the feasibility of projects under option or contract that could result in the write-down or write-off of earnest money or option deposits; our limited geographic diversification; our exposure to information technology failures and security breaches and the impact thereof; the loss of key personnel; changes in tax laws that adversely impact us or our homebuyers; our inability to prevail on contested tax positions; failure of our employees and representatives to comply with laws and regulations; our compliance with government regulations; liabilities or restrictions resulting from regulations applicable to our financial services operations; negative publicity that affects our reputation; potential disruptions to our business by an epidemic or pandemic, and measures that federal, state and local governments and/or health authorities implement to address it; and other factors identified in documents filed by the Company with the Securities and Exchange Commission, including those set forth in our Form 10-K for the year ended December 31, 2024 and this Quarterly Report on Form 10-Q under the caption "Risk Factors."
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
Overview and Outlook

During the first quarter of 2025, the spring selling season was healthy due to sustained demand as a result of favorable demographics and a limited supply of homes available at an affordable price, even as mortgage rates remained high and increasing macroeconomic concerns impacted consumer sentiment. Our strategy of providing affordable, move-in ready homes with a 60-day closing ready commitment provided us an opportunity to meet the demand for immediately available homes with a comfortable monthly mortgage payment. Although we expect that mortgage rates will remain volatile and macroeconomic concerns will continue to impact consumer psychology for the near to mid-term, we believe that our interest rate buy-downs, other financing incentives and affordable price points provide us with a competitive advantage, particularly over resale homes as individual home sellers are not typically able to provide such incentives. Land costs remain elevated following several years of historically high land development activity and have negatively impacted our margins, although we have seen offsetting improvements in margin due to construction cycle times and material costs returning to normalized levels in the first quarter of 2025 after stabilizing in late 2024.
We believe that our strategy has, and will continue to, drive strong performance of key financial measures, including home closing volume, home closing gross margin, selling, general and administrative cost leveraging, balance sheet management and long-term community count growth.
Summary Company Results

Home closing revenue of $1.3 billion decreased 8.5% due to lower volume and a 6.0% decrease in average sales price ("ASP") on closings. Home closing units volume of 3,416 homes in the three months ended March 31, 2025 decreased 2.6% from 3,507 homes in the same prior year period. The lower ASP is a result of increased utilization of incentives and contributed to the first quarter 2025 home closing gross margin decline of 380 basis points to 22.0%, compared to 25.8% in the prior year. The decrease in home closing gross margin was also the result reduced leverage of fixed costs on lower home closing revenue and higher lot costs, all of which were partially offset by direct cost savings. Home closing gross profit of $295.7 million in the first quarter 2025 compared to $378.0 million in the prior year period. Land closing gross profit was $3.2 million in the first quarter of 2025, compared to nominal profit in the first quarter of 2024. Financial services profit was $3.6 million in the three months ended March 31, 2025 compared to financial services loss of $0.7 million in 2024. The loss in the prior year period was driven by charges taken for unused prepaid interest rate forward commitments. Commissions and other sales costs of $94.7 million in the three months ended March 31, 2025 decreased $6.8 million due to lower home closing revenue. General and administrative expenses of $57.0 million in the three months ended March 31, 2025 increased $6.3 million from $50.7 million in the same period of 2024 due to incremental start-up costs for our new divisions in Alabama and Mississippi, as well as increased spend on technology. Earnings before income taxes for the three months ended March 31, 2025 of $160.2 million decreased $73.9 million year over year from $234.0 million in 2024. The effective income tax rate of 23.3% for the three months ended March 31, 2025 increased from 20.5% in 2024 due to fewer homes qualifying for energy tax credits under the Inflation Reduction Act ("IRA") in 2025. The decrease in year-over-year profitability resulted in net earnings of $122.8 million in the three months ended March 31, 2025 versus $186.0 million in the three months ended March 31, 2024.

Home orders of 3,876 for the three months ended March 31, 2025 decreased 2.9% from 3,991 home orders in the prior year quarter due to a 10.2% decrease in orders pace, which was partially offset by a 6.8% increase in average active communities. Orders pace of 4.4 net homes per month in the first quarter of 2025 is down from 4.9 in the prior year period, reflecting the tougher selling environment, although still above our targeted orders pace of 4.0 net homes per month. Home order value during the three months ended March 31, 2025 of $1.6 billion decreased 4.5% year-over-year, as a result of the lower order volume and a 1.6% decrease in ASP on orders. Our cancellation rate of 9% in the first quarter of 2025 was relatively flat with 8% in the first quarter of 2024 and below the Company's historical average. We ended the first quarter of 2025 with 2,004 homes in backlog valued at $812.4 million, decreases of 33.9% and 34.7%, respectively, from March 31, 2024. The lower backlog units is directly tied to our record high backlog conversion rate of 221.2% during the first quarter of 2025, compared to 137.6% in the same quarter of 2024. The decrease in backlog and higher backlog conversion rate was anticipated with our strategy of offering move-in ready homes with a 60-day closing ready commitment, as we are selling homes later in the construction cycle and are therefore able to shorten the time between home sale and home closing. Of the homes closed in first quarter of 2025, approximately 61% were sold within the same quarter, compared to approximately 48% in the prior year period.

We ended the first quarter of 2025 with 290 active communities, up from 275 at March 31, 2024. We purchased approximately 2,900 lots for $222.1 million, spent $242.7 million on land development, net of reimbursements, and started construction on 3,601 homes during the three months ended March 31, 2025.

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
•Offering our customers affordable, move-in ready homes with a 60-day closing ready commitment;
•Embracing external realtor relationships, as we view realtors as a strategic partner who assists with sourcing homebuyers, particularly first-time homebuyers who view the realtor as a trusted advisor;
•Continuously improving the overall home buying experience through simplification and innovation; and
•Increasing homeowner satisfaction by offering energy-efficient homes that come equipped with a suite of home automation standard features.
In addition to these strategic initiatives, we also remain committed to the following:
•Achieving or maintaining a top 5 market position in all of our markets, and maintaining our status as a top 5 national builder (based on homes closed in 2024);
•Targeting a strong, yet sustainable, orders pace through the use of consumer and market research to ensure that we build homes that offer our buyers their desired features and amenities;
•Maintaining and where possible, expanding, our home closing gross profit by growing closing volume, allowing us to better leverage our direct overhead;
•Carefully managing our liquidity and maintaining a strong balance sheet. We ended the first quarter of 2025 with a 26.1% debt-to-capital ratio and a 13.7% net debt-to-capital ratio, after issuing $500.0 million of senior notes during the first quarter of 2025;
•Balancing return of capital to our stockholders with internal growth goals, utilizing both share repurchases and dividend payments;
•Managing construction efficiencies and costs through national and regional vendor relationships with a focus on timely, quality construction and warranty management; and
•Promoting a positive environment for our employees through our commitment to inclusion, culture, and belonging, and providing market-competitive benefits in order to develop and motivate our employees, minimize turnover and maximize recruitment efforts.

Critical Accounting Estimates
The critical accounting estimates that we deem to involve the most difficult, subjective or complex judgments include real estate valuation and cost of home closings and warranty reserves. There have been no significant changes to our critical accounting estimates during the three months ended March 31, 2025 compared to those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our 2024 Annual Report on Form 10-K for the year ended December 31, 2024 (the "Annual Report").

Home Closing Revenue, Home Orders and Order Backlog
The composition of our closings, home orders and backlog is constantly changing and is based on a changing mix of communities with various price points between periods as new projects open and existing projects wind down and close-out. Further, individual homes within a community can range significantly in price due to differing square footage, option selections, lot sizes and quality and location of lots (e.g. cul-de-sac, view lots, greenbelt lots). These variations result in a lack of meaningful comparability between our home orders, closings and backlog due to the changing mix between periods. As previously disclosed in Note 1, effective January 1, 2025, all segment information included in this Quarterly Report on Form 10-Q has been recast for all periods presented to reflect Tennessee in the Central Region. The tables on the following pages present operating and financial data that we consider most critical to managing our operations (dollars in thousands):

Home Closing Revenue	Three Months Ended March 31,		Quarter over Quarter
	2025	2024	Change $	Change %
Total
Dollars	$1,342,104	$1,466,096	$(123,992)	(8.5)%
Homes closed	3,416	3,507	(91)	(2.6)%
Average sales price	$392.9	$418.0	$(25.1)	(6.0)%
West Region
Dollars	$479,636	$515,632	$(35,996)	(7.0)%
Homes closed	998	1,014	(16)	(1.6)%
Average sales price	$480.6	$508.5	$(27.9)	(5.5)%
Central Region
Dollars	$412,537	$483,770	$(71,233)	(14.7)%
Homes closed	1,187	1,295	(108)	(8.3)%
Average sales price	$347.5	$373.6	$(26.1)	(7.0)%
East Region
Dollars	$449,931	$466,694	$(16,763)	(3.6)%
Homes closed	1,231	1,198	33	2.8%
Average sales price	$365.5	$389.6	$(24.1)	(6.2)%

Home Orders (1)	Three Months Ended March 31,		Quarter over Quarter
	2025	2024	Change $	Change %
Total
Dollars	$1,558,177	$1,631,195	$(73,018)	(4.5)%
Homes ordered	3,876	3,991	(115)	(2.9)%
Average sales price	$402.0	$408.7	$(6.7)	(1.6)%
West Region
Dollars	$539,594	$580,805	$(41,211)	(7.1)%
Homes ordered	1,093	1,170	(77)	(6.6)%
Average sales price	$493.7	$496.4	$(2.7)	(0.5)%
Central Region
Dollars	$489,160	$556,159	$(66,999)	(12.0)%
Homes ordered	1,365	1,500	(135)	(9.0)%
Average sales price	$358.4	$370.8	$(12.4)	(3.3)%
East Region
Dollars	$529,423	$494,231	$35,192	7.1%
Homes ordered	1,418	1,321	97	7.3%
Average sales price	$373.4	$374.1	$(0.7)	(0.2)%
(1)Home orders for any period represent the aggregate sales price of all homes ordered, net of cancellations. We do not include orders contingent upon the sale of a customer’s existing home or a mortgage pre-approval as a sales contract until the contingency is removed.

Order Backlog (1)	At March 31,		Quarter over Quarter
	2025	2024	Change $	Change %
Total
Dollars	$812,358	$1,244,257	$(431,899)	(34.7)%
Homes in backlog	2,004	3,033	(1,029)	(33.9)%
Average sales price	$405.4	$410.2	$(4.8)	(1.2)%
West Region
Dollars	$262,627	$439,957	$(177,330)	(40.3)%
Homes in backlog	530	902	(372)	(41.2)%
Average sales price	$495.5	$487.8	$7.7	1.6%
Central Region
Dollars	$242,919	$390,848	$(147,929)	(37.8)%
Homes in backlog	659	1,046	(387)	(37.0)%
Average sales price	$368.6	$373.7	$(5.1)	(1.4)%
East Region
Dollars	$306,812	$413,452	$(106,640)	(25.8)%
Homes in backlog	815	1,085	(270)	(24.9)%
Average sales price	$376.5	$381.1	$(4.6)	(1.2)%

(1)Our backlog represents net home orders that have not closed.

Active Communities and Cancellation Rates

Active Communities	Three Months Ended March 31,
	2025		2024
	Ending	Average	Ending	Average
Total	290	291.0	275	272.5
West Region	85	88.0	83	80.5
Central Region	82	86.0	94	96.5
East Region	123	117.0	98	95.5

Cancellation Rates (2)	Three Months Ended March 31,
	2025	2024
Total	9%	8%
West Region	7%	9%
Central Region	9%	9%
East Region	10%	8%

(2)Cancellation rates are computed as the number of canceled units for the period divided by the gross sales units for the same period.

Operating Results

Companywide. In the three months ended March 31, 2025, we closed 3,416 homes, down 2.6% from 3,507 closings in the three months ended March 31, 2024. The decrease in home closing volume combined with a 6.0% lower ASP on closings led to $1.3 billion in home closing revenue for the three months ended March 31, 2025, 8.5% lower than the same period in 2024. The decline in ASP on closings was caused by increased utilization of financing incentives. Home order volume in the three months ended March 31, 2025 of 3,876 homes was 2.9% lower than 3,991 homes in the three months ended March 31, 2024, due to a 10.2% lower orders pace of 4.4 net homes per month in the three months ended March 31, 2025 compared to 4.9 in 2024, which was offset by a 6.8% increase in average active communities. The decline in ASP on orders was driven by increased financing incentives, similar to ASP on home closings. Order cancellations of 9% for the three months ended March 31, 2025 were relatively flat with 8% in the three months ended March 31, 2024; the current run rate for cancellations across the company is below our historical company average and we believe that this demonstrates the shorter timeline between home order and home closing that's a product of our move-in ready homes with a 60-day closing ready commitment. The quarter ended with 2,004 homes in backlog valued at $812.4 million, compared to 3,033 units valued at $1.2 billion at March 31, 2024. The lower backlog year over year is a result of the increase in our backlog conversion rate, as we are selling spec homes later in the construction cycle.
West. The West Region generated $479.6 million in home closing revenue in the three months ended March 31, 2025, a 7.0% decrease compared to the $515.6 million in prior year period. The lower revenue was due to lower ASP on closings and 1.6% lower volume of 998 homes in the three months ended March 31, 2025, compared to 1,014 homes in the prior year period. The 5.5% year over year decline in ASP is due to increased use of financing incentives and geographic mix within the region. Home orders for the three months ended March 31, 2025 of 1,093 were down 6.6% from 1,170 in the prior year, resulting from a 14.6% decrease in orders pace to 4.1 net homes per month, which was offset by a 9.3% higher average active community count. Home order value of $539.6 million for the first quarter of 2025 decreased 7.1% due to the lower order volume on a relatively consistent ASP on orders, the combined effect of increased utilization of financing incentives and a shift in geographic mix within the region. The West Region cancellation rate of 7% in the three months ended March 31, 2025 improved from 9% in the prior year. The West Region ended the first quarter of 2025 with 530 homes in backlog valued at $262.6 million, compared to 902 units valued at $440.0 million at March 31, 2024. The lower backlog is due entirely to a higher backlog conversion rate of 229.4% for the three months ended March 31, 2025 compared to 135.9% in the same period of 2024.
Central. The Central Region closed 1,187 homes in the three months ended March 31, 2025, down 8.3% from 1,295 in the prior year period. Home closing revenue of $412.5 million in the three months ended March 31, 2025 was down 14.7% from $483.8 million in the prior year period, due to the combined impact of lower home closing volume and a 7.0% decrease in ASP on closings. The decline in ASP on closings is a result of higher utilization of incentives. Home order volume decreased 9.0% to 1,365 homes in the three months ended March 31, 2025 as 10.9% lower average active communities outweighed the 1.9% improvement in orders pace to 5.3 net homes per month. Home order value of $489.2 million in the three months ended March 31, 2025 declined 12.0% from $556.2 million in the prior year quarter due the combined impact of lower home order volume and an 3.3% decrease in ASP on orders caused by increased utilization of financing incentives. The Central Region cancellation rate of 9% in the three months ended March 31, 2025 was flat year over year. The Central Region ended the quarter with 659 units in backlog valued at $242.9 million, down 37.0% and 37.8%, respectively, compared to March 31, 2024, due to a higher backlog conversion rate of 246.8% in the first quarter of 2025 compared to 154.0% in the prior year quarter.
East. During the three months ended March 31, 2025, the East Region closed 1,231 homes for $449.9 million, compared to 1,198 closings and $466.7 million in home closing revenue in the comparable prior year period. The 2.8% increase in volume was due to a higher average active community count in the first quarter of 2025 combined with an increase in the percentage of orders that converted to closings within the same quarter. The higher volume was offset by a 6.2% lower ASP on home closings, resulting in a 3.6% decrease in home closing revenue. The East Region's lower ASP on home closings was due to greater utilization financing incentives and geographic mix shift within the region. The East Region was the only region with improved home order volume over prior year, with orders of 1,418 for the three months ended March 31, 2025, including our first orders from the new divisions in Alabama and Mississippi, and increasing 7.3% over prior year due entirely to a 22.5% higher average active community count, which was partially offset by a 13.0% lower orders pace of 4.0 net homes per month compared to 4.6 in the prior year. Order value of $529.4 million in the three months ended March 31, 2025 increased 7.1% from $494.2 million in the prior year period due to the higher volume and a consistent ASP on orders year over year. The East Region cancellation rate of 10% in the three months ended March 31, 2025 was up from 8% in the same prior year period. The East Region ended the first quarter of 2025 with 815 homes in backlog valued at $306.8 million, down 24.9% and 25.8%, respectively, from 1,085 homes valued at $413.5 million at March 31, 2024. The East Region had a backlog conversion rate of 196.0% in the first quarter of 2025 compared to 124.5% in the prior year quarter.

Land Closing Revenue and Gross Profit (in thousands)

	Three Months Ended March 31,
	2025	2024
Land closing revenue	$15,421	$2,305
Land closing gross profit	$3,165	$7
From time to time, we may sell certain lots or land parcels to other homebuilders, developers or investors if we feel the sale will provide a greater economic benefit to us than continuing home construction or where we are looking to diversify our land positions in a specific geography or divest of assets that no longer align with our strategy. Therefore, the timing of land closings is not typically consistent between periods.

Other Operating Information (dollars in thousands)

	Three Months Ended March 31,
	2025		2024
	Dollars	Percent of Home Closing Revenue	Dollars	Percent of Home Closing Revenue
Home Closing Gross Profit (1)
Total	$295,650	22.0%	$377,958	25.8%

West	$104,971	21.9%	$115,128	22.3%

Central	$90,729	22.0%	$133,399	27.6%

East	$99,950	22.2%	$129,431	27.7%

(1)Home closing gross profit represents home closing revenue less cost of home closings, including impairments, if any. Cost of home closings includes land and associated development costs, direct home construction costs, an allocation of common community costs (such as architectural, legal and zoning costs), interest, sales tax, impact fees, warranty, construction overhead and closing costs.
Companywide. Home closing gross profit for the three months ended March 31, 2025 was $295.7 million, with a home closing gross margin of 22.0%, down 380 basis points from 25.8% in the three months ended March 31, 2024. The margin decline in all regions was due to the combined effect of increased utilization of financing incentives, reduced leverage of fixed costs on lower home closing revenue, and higher lot costs, which were partially offset by savings in direct costs.

Financial Services Profit/(Loss) (in thousands)

	Three Months Ended March 31,
	2025	2024
Financial services profit/(loss)	$3,563	$(690)
Financial services profit represents the net profit/(loss) of our financial services operations, including the operating profit generated by our wholly-owned title and insurance companies, Carefree Title Agency, Inc. and Meritage Homes Insurance Agency, Inc., respectively, as well as our portion of earnings from a mortgage joint venture. Financial services profit of $3.6 million in the three months ended March 31, 2025 increased $4.3 million from financial services loss of $0.7 million in the same prior year period. The favorable variance year over year is entirely attributable to $5.8 million of charges related to expired interest rate forward commitments in the prior year period, compared to $0.4 million in the current period.

Selling, General and Administrative Expenses and Other Expenses (dollars in thousands)

	Three Months Ended March 31,
	2025	2024
Commissions and other sales costs	$(94,720)	$(101,550)
Percent of home closing revenue	7.1%	6.9%
General and administrative expenses	$(56,997)	$(50,732)
Percent of home closing revenue	4.2%	3.5%
Interest expense	$—	$—
Other income, net	$9,498	$9,022
Provision for income taxes	$(37,353)	$(47,999)

Commissions and Other Sales Costs. Commissions and other sales costs are comprised of internal and external commissions and related sales and marketing expenses such as advertising and sales office costs. These costs decreased $6.8 million to $94.7 million in the three months ended March 31, 2025 compared to the prior year period, primarily due to decreased commissions expense on lower home closing revenue. Commissions and other sales costs were 7.1% and 6.9% of home closing revenue in the three months ended March 31, 2025 and 2024, respectively, due to higher maintenance and utility costs associated with having more spec homes in inventory. The increase in spec home inventory and related costs was anticipated with our new 60-day closing ready commitment in order to have sufficient inventory available.

General and Administrative Expenses. General and administrative expenses represent corporate and divisional overhead expenses such as salaries and bonuses, occupancy, insurance and travel expenses. For the three months ended March 31, 2025, general and administrative expenses of $57.0 million increased $6.3 million from $50.7 million in the prior year period, and as a percentage of home closing revenue increased 70 basis points to 4.2% due to increased spend on new technology and expenses associated with the start up of our new divisions in Alabama and Mississippi.
Interest Expense. Interest expense is comprised of interest incurred, but not capitalized, on our senior and convertible senior notes, loans payable and other borrowings, and our Credit Facility. We recognized no interest expense for the three months ended March 31, 2025 and 2024, as all interest incurred was capitalized to qualifying assets.
Other Income, Net. Other income, net, primarily consists of (i) sublease income, (ii) interest earned on our cash and cash equivalents, (iii) payments and awards related to legal settlements and (iv) our portion of pre-tax income or loss from non-financial services joint ventures. Other income, net was $9.5 million and $9.0 million for the three months ended March 31, 2025 and 2024, respectively.
Income Taxes. Our effective tax rate was 23.3% and 20.5% for the three months ended March 31, 2025 and 2024, respectively. The higher rate in the three months ended March 31, 2025 reflects fewer homes qualifying for energy tax credits under the Internal Revenue Code ("IRC") §45L energy-efficient homes federal tax credit, given the new higher construction thresholds required to earn these tax credits beginning in 2025.

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
At March 31, 2025, we had $1.0 billion of cash and cash equivalents and $770.6 million available under the Credit Facility, thereby providing approximately $1.8 billion of total available capacity.
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
Long-term Liquidity and Capital Resources
Beyond the next twelve months, our principal demands for funds will be for the construction of homes, land acquisition and development activities needed to maintain our lot supply and active community count, payments of principal and interest on our senior and convertible senior notes as they become due or mature, dividend payments and share repurchases. We expect our existing and future generated cash will be adequate to fund our ongoing operating activities as well as provide capital for investment in future land purchases and related development activities. To the extent the sources of capital described above are insufficient to meet our long-term cash needs, we may also conduct additional public offerings of our securities, refinance or secure new debt or dispose of certain assets to fund our operating activities. There can be no assurances that we would be able to obtain such additional capital on terms acceptable to us, if at all, and such additional equity or debt financing could dilute the interests of our existing stockholders or increase our interest costs.
Material Cash Requirements
We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact both short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on our unaudited consolidated balance sheets as of March 31, 2025, while others are considered future commitments for materials or services not yet provided. Our contractual obligations primarily consist of principal and interest payments on our senior and convertible senior notes, loans payable and other borrowings, including our Credit Facility, letters of credit and surety bonds and operating leases. We have no material debt maturities until 2027. We also have requirements for certain short-term lease commitments, funding working capital needs of our existing unconsolidated joint ventures and other purchase obligations in the normal course of business. Other material cash requirements include land acquisition and development costs, home construction costs and operating expenses, including our selling, general and administrative expenses, as previously discussed. We plan to fund these commitments primarily with cash flows generated by operations, but may also utilize additional debt or equity financing and borrowing capacity under our Credit Facility. Our maximum exposure to loss on our purchase and option agreements is generally limited to non-refundable deposits and capitalized or committed pre-acquisition costs.
For information about our loans payable and other borrowings, including our Credit Facility, senior and convertible senior notes, reference is made to Notes 5 and 6 in the notes to unaudited consolidated financial statements included in this report and are incorporated by reference herein. For information about our lease obligations, reference is made to Note 4 - Leases in the consolidated financial statements included in our Annual Report.
Reference is made to Notes 1, 3, 4, and 15 in the notes to unaudited consolidated financial statements included in this report and are incorporated by reference herein. These Notes discuss our off-balance sheet arrangements with respect to land acquisition contracts and option agreements, and land development joint ventures, including the nature and amounts of financial obligations relating to these items. In addition, these Notes discuss the nature and amounts of certain types of commitments that arise in connection with the ordinary course of our land development and homebuilding operations, including commitments of land development joint ventures for which we might be obligated, if any.

We do not engage in commodity trading or other similar activities. We had no derivative financial instruments that required derivative accounting under ASC 815-10, Derivatives and Hedging, at March 31, 2025 or December 31, 2024.
Operating Cash Flow Activities
During the three months ended March 31, 2025, net cash used in operating activities totaled $42.6 million, versus net cash provided by operating activities of $81.9 million for the three months ended March 31, 2024. Operating cash flows in the three months ended March 31, 2025 benefited from cash generated by net earnings of $122.8 million, which were offset by increases in real estate and deposits on real estate under option or contract of $60.8 million and $62.2 million, respectively. Operating cash flows in the three months ended March 31, 2024 benefited from cash generated from net earnings of $186.0 million and timing of other receivables, prepaids and other assets, offset by a $193.4 million increase in real estate.
Investing Cash Flow Activities
During the three months ended March 31, 2025 and 2024, net cash used in investing activities totaled $11.4 million and $7.8 million, respectively. Cash used in investing activities in both periods was mainly attributable to purchases of property and equipment and investments in unconsolidated entities.
Financing Cash Flow Activities
During the three months ended March 31, 2025, net cash provided by financing activities totaled $414.1 million as compared to net cash used in financing activities of $90.1 million for the three months ended March 31, 2024. The net cash provided by financing activities in 2025 primarily reflects the net proceeds of $492.1 million from the issuance of our 5.650% Senior Notes due 2035, offset by $45.0 million of share repurchases and $30.9 million of dividends paid. The net cash used in financing activities in 2024 includes $27.2 million of dividends paid and $55.9 million in share repurchases. See 'Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds' for more information about our authorized share repurchase program.

We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. Debt-to-capital and net debt-to-capital are calculated as follows (dollars in thousands):

	As of
	March 31, 2025	December 31, 2024
Senior and convertible senior notes, net, loans payable and other borrowings	$1,835,268	$1,335,878
Stockholders’ equity	5,194,744	5,141,573
Total capital	$7,030,012	$6,477,451
Debt-to-capital (1)	26.1%	20.6%
Senior and convertible senior notes, net, loans payable and other borrowings	$1,835,268	$1,335,878
Less: cash and cash equivalents	(1,011,652)	(651,555)
Net debt	823,616	684,323
Stockholders’ equity	5,194,744	5,141,573
Total net capital	$6,018,360	$5,825,896
Net debt-to-capital (2)	13.7%	11.7%

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

Dividends
During the three months ended March 31, 2025 and 2024, our Board of Directors approved, and we paid, a quarterly cash dividend on common stock of $0.43 and $0.375 per share, respectively.
Credit Facility Covenants
Borrowings under the Credit Facility are unsecured, but availability is subject to, among other things, a borrowing base. The Credit Facility also contains certain financial covenants, including (a) a minimum tangible net worth requirement of $3.3 billion (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings), and (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 60%. We were in compliance with all Credit Facility covenants as of March 31, 2025. Our actual financial covenant calculations as of March 31, 2025 are reflected in the table below.

Financial Covenant (dollars in thousands):	Covenant Requirement	Actual
Minimum Tangible Net Worth	> $3,633,602	$5,145,874
Leverage Ratio	< 60%	11.8%
Investments other than defined permitted investments	< $1,568,762	$31,288

Seasonality
Historically, we have experienced seasonal variations in our quarterly operating results and capital requirements. We typically take orders for more homes in the first half of the year than in the second half, which has created additional working capital requirements in the first and second quarters to build our inventories to satisfy seasonally higher demand with our 60-day closing ready commitment homes. While we expect the seasonal orders pattern to continue over the long term, our higher backlog conversion rate and all-spec strategy may shift the timing of home closings and capital requirements to build our inventories to earlier in the year. Additionally, seasonality may, from time to time, be affected by short-term volatility in the homebuilding industry and in the overall economy.
Recent Accounting Pronouncements
See Note 1 to our unaudited consolidated financial statements included in this report for discussion of recent accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Our fixed rate debt is made up primarily of $1.8 billion in aggregate principal amount of our senior and convertible senior notes. All outstanding senior and convertible senior notes bear fixed rates of interest, and therefore, do not expose us to financial statement risk associated with changes in interest rates. The fair values of senior and convertible senior notes change primarily when interest rates change, and in the case of our convertible senior notes, when the market price of our stock fluctuates. Except in limited circumstances, we do not have an obligation to prepay our senior notes and, as a result, changes in fair value of our senior notes should not have a significant impact until we would be required to repay such debt and access the capital markets to issue new debt. Obligations to settle our convertible senior notes by conversion may be required upon the occurrence of certain limited conversion conditions that are closely related to the fair value of the convertible senior notes, and therefore changes in the fair value of our convertible senior notes should not have a significant impact as conversion is more likely to occur under favorable stock price conditions. Our Credit Facility is subject to interest rate changes as the borrowing rates are based on SOFR or Prime (see Note 5 to our unaudited consolidated financial statements included in this report).

Item 4.	Controls and Procedures
In order to ensure that the information we must disclose in our filings and submissions with the Securities and Exchange Commission ("SEC") is recorded, processed, summarized and reported on a timely basis, we have developed and implemented disclosure controls and procedures. Our management, with the participation of our chief executive officer ("CEO") and chief financial officer ("CFO"), has reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in

Exchange Act Rules 13a-15(e) and 15d-15(e), as of March 31, 2025 (the “Evaluation Date”). Based on such evaluation, our management has concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective at a reasonable assurance level in ensuring that information that is required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
During the fiscal quarter covered by this Form 10-Q, there has not been any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Issuer Purchases of Equity Securities
Our Board of Directors authorized a stock repurchase program in 2019, and have subsequently authorized additional expenditures under the program, summarized in the table below.

Date authorized	Date announced	Amount authorized
February 13, 2019	April 29, 2019	$100,000,000
November 13, 2020	January 27, 2021	$100,000,000
August 12, 2021	August 17, 2021	$100,000,000
May 19, 2022	May 25, 2022	$200,000,000
November 21, 2024	November 21, 2024	$250,000,000
There is no stated expiration for this program. The repurchases of the Company's shares may be made in the open market, in privately negotiated transactions, or otherwise. The timing and amount of repurchases, if any, will be determined by the Company's management at its discretion and be based on a variety of factors such as the market price of the Company's common stock, corporate and contractual requirements, prevailing market and economic conditions and legal requirements. The share repurchase program may be modified, suspended or discontinued at any time. As of March 31, 2025 there was $264.1 million available under this program to repurchase shares. We repurchased 605,316 shares under the program during the three months ended March 31, 2025.

Period	Total Number of Shares Purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
January 1, 2025 - January 31, 2025	—	$—	—	$309,078,355
February 1, 2025 - February 28, 2025	192,910	$77.76	192,910	$294,078,246
March 1, 2025 - March 31, 2025	412,406	$72.74	412,406	$264,078,545
Total	605,316		605,316

Item 5.	Other Information
Insider Trading Arrangements
During the fiscal quarter ended March 31, 2025, no director or officer adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, except for the termination noted below:

Name and Title	Date Terminated	Duration of Terminated Trading Arrangement	Description of the Terminated Trading Arrangement
Steven J. Hilton Executive Chairman	February 18, 2025	March 3, 2025 - March 31, 2025	Sell sufficient shares to cover taxes due on vesting of equity awards that were granted on February 28, 2022 and vest on February 28, 2025.

Item 6.	Exhibits

Exhibit Number	Description	Page or Method of Filing
3.1	Restated Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3 of Form 8-K dated June 20, 2002

3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 10-Q for the quarter ended September 30, 1998

3.1.2	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated September 15, 2004

3.1.3	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders filed on April 10, 2006

3.1.4	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix B of the Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders filed on April 1, 2008

3.1.5	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Definitive Proxy Statement filed on January 9, 2009

3.2	Meritage Homes Corporation Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.1 of Form 8-K dated June 14, 2023

4.1	Base Indenture, dated as of March 6, 2025, by among Meritage Homes Corporation, the Guarantors named therein and Regions Bank, as Trustee	Incorporated by reference to Exhibit 4.1 of Form 8-K dated March 6, 2025

4.2	Supplemental Indenture, dated as of March 6, 2025, by among Meritage Homes Corporation, the Guarantors named therein and Regions Bank, as Trustee	Incorporated by reference to Exhibit 4.2 of Form 8-K dated March 6, 2025

4.3	Form of 5.650% Senior Notes due 2035 (included in Exhibit 4.2)	Incorporated by reference to Exhibit 4.3 of Form 8-K dated March 6, 2025

10.1	Phillippe Lord - Notice of Approved 2025 Compensation*	Incorporated by reference to Exhibit 10.1 of Form 8-K dated March 7, 2025

10.2	Hilla Sferruzza - Notice of Approved 2025 Compensation*	Incorporated by reference to Exhibit 10.2 of Form 8-K dated March 7, 2025

10.3	Clint Szubinski - Notice of Approved 2025 Compensation*	Incorporated by reference to Exhibit 10.3 of Form 8-K dated March 7, 2025

10.4	Malissia Clinton - Notice of Approved 2025 Compensation*	Incorporated by reference to Exhibit 10.4 of Form 8-K dated March 7, 2025

10.5	Javier Feliciano - Notice of Approved 2025 Compensation*	Incorporated by reference to Exhibit 10.5 of Form 8-K dated March 7, 2025

22	List of Guarantor Subsidiaries	Incorporated by reference to Exhibit 22 of Form 10-K for the year ended December 31, 2024

31.1	Rule 13a-14(a)/15d-14(a) Certification of Phillippe Lord, Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Hilla Sferruzza, Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Furnished herewith

101.0
The following information from the Meritage Homes Corporation Quarterly Report on Form 10-Q as of and for the three months ended March 31, 2025 were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Income Statements, (iii) Unaudited Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Consolidated Financial Statements.

104.0	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL and contained in exhibit 101.

*	Indicates a management contract or compensation plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERITAGE HOMES CORPORATION, a Maryland corporation

By:	/s/ HILLA SFERRUZZA
Hilla Sferruzza Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date:	April 25, 2025

INDEX OF EXHIBITS

3.1	Restated Articles of Incorporation of Meritage Homes Corporation

3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.2	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.3	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.4	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.5	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.2	Meritage Homes Corporation Amended and Restated Bylaws

4.1	Base Indenture, dated as of March 6, 2025, by among Meritage Homes Corporation, the Guarantors named therein and Regions Bank, as Trustee

4.2	Supplemental Indenture, dated as of March 6, 2025, by among Meritage Homes Corporation, the Guarantors named therein and Regions Bank, as Trustee

4.3	Form of 5.650% Senior Notes due 2035 (included in Exhibit 4.2)

10.1	Phillippe Lord - Notice of Approved 2025 Compensation*

10.2	Hilla Sferruzza - Notice of Approved 2025 Compensation*

10.3	Clint Szubinski - Notice of Approved 2025 Compensation*

10.4	Malissia Clinton - Notice of Approved 2025 Compensation*

10.5	Javier Feliciano - Notice of Approved 2025 Compensation*

22	List of Guarantor Subsidiaries

31.1	Rule 13a-14(a)/15d-14(a) Certification of Phillippe Lord, Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Hilla Sferruzza, Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.0
The following information from the Meritage Homes Corporation Quarterly Report on Form 10-Q as of and for the three months ended March 31, 2025 were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Income Statements, (iii) Unaudited Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Consolidated Financial Statements.

104.0	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL and contained in exhibit 101.

*	Indicates a management contract or compensation plan.