Form 10-Q
period 2025-06-30
Meritage Homes CORP
filed 2025-07-25
CIK 833079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
Commission File Number: 001-09977
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by a checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Common shares outstanding as of July 21, 2025: 71,156,138

MERITAGE HOMES CORPORATION
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$930,463	$651,555
Other receivables	270,836	256,282
Real estate	5,963,674	5,728,775
Deposits on real estate under option or contract	221,359	192,405
Investments in unconsolidated entities	34,676	28,735
Property and equipment, net	46,449	47,285
Deferred tax assets, net	52,397	54,524
Prepaids, other assets and goodwill	236,515	203,093
Total assets	$7,756,369	$7,162,654
Liabilities
Accounts payable	$242,081	$212,477
Accrued liabilities	406,436	452,213
Home sale deposits	10,949	20,513
Loans payable and other borrowings	26,120	29,343
Senior and convertible senior notes, net	1,801,609	1,306,535
Total liabilities	2,487,195	2,021,081
Stockholders’ Equity
Preferred stock, par value $0.01. Authorized 10,000,000 shares; none issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock, par value $0.01. Authorized 125,000,000 shares; 71,156,138 and 71,921,972 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	712	360
Additional paid-in capital	62,084	143,036
Retained earnings	5,206,378	4,998,177
Total stockholders’ equity	5,269,174	5,141,573
Total liabilities and stockholders’ equity	$7,756,369	$7,162,654
See accompanying notes to unaudited consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Homebuilding:
Home closing revenue	$1,615,709	$1,693,738	$2,957,813	$3,159,834
Land closing revenue	8,277	—	23,698	2,305
Total closing revenue	1,623,986	1,693,738	2,981,511	3,162,139
Cost of home closings	(1,274,381)	(1,254,232)	(2,320,835)	(2,342,370)
Cost of land closings	(8,996)	—	(21,252)	(2,298)
Total cost of closings	(1,283,377)	(1,254,232)	(2,342,087)	(2,344,668)
Home closing gross profit	341,328	439,506	636,978	817,464
Land closing gross (loss)/profit	(719)	—	2,446	7
Total closing gross profit	340,609	439,506	639,424	817,471
Financial Services:
Revenue	9,425	8,311	16,507	14,664
Expense	(4,656)	(3,924)	(8,848)	(6,927)
Earnings/(loss) from financial services unconsolidated entities and other, net	842	450	1,515	(3,590)
Financial services profit	5,611	4,837	9,174	4,147
Commissions and other sales costs	(108,830)	(104,665)	(203,550)	(206,215)
General and administrative expenses	(55,183)	(53,184)	(112,180)	(103,916)
Interest expense	—	—	—	—
Other income, net	10,853	11,498	20,351	20,520
Loss on early extinguishment of debt	—	(631)	—	(631)
Earnings before income taxes	193,060	297,361	353,219	531,376
Provision for income taxes	(46,181)	(65,806)	(83,534)	(113,805)
Net earnings	$146,879	$231,555	$269,685	$417,571
Earnings per common share: (1)
Basic	$2.06	$3.19	$3.76	$5.75
Diluted	$2.04	$3.15	$3.73	$5.68
Weighted average number of shares: (1)
Basic	71,456	72,644	71,684	72,634
Diluted	71,900	73,436	72,246	73,476

(1) Share and per share amounts have been retroactively adjusted to reflect the 2-for-1 stock split that was effective on January 2, 2025. See Note 1.
See accompanying notes to unaudited consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net earnings	$269,685	$417,571
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	12,612	12,812
Stock-based compensation	9,922	10,832
Equity in earnings from unconsolidated entities	(2,164)	(2,627)
Distributions of earnings from unconsolidated entities	2,116	2,778
Other	7,827	4,697
Changes in assets and liabilities:
Increase in real estate	(224,617)	(450,551)
Increase in deposits on real estate under option or contract	(30,415)	(45,576)
(Increase)/decrease in other receivables, prepaids and other assets	(43,264)	24,237
Decrease in accounts payable and accrued liabilities	(21,013)	(12,965)
(Decrease)/increase in home sale deposits	(9,564)	2,775
Net cash used in operating activities	(28,875)	(36,017)
Cash flows from investing activities:
Investments in unconsolidated entities	(9,377)	(6,611)
Purchases of property and equipment	(12,359)	(13,158)
Proceeds from sales of property and equipment	126	130
Maturities/sales of investments and securities	750	750
Payments to purchase investments and securities	(750)	(750)
Net cash used in investing activities	(21,610)	(19,639)
Cash flows from financing activities:
Repayment of loans payable and other borrowings	(11,213)	(7,445)
Repayment of senior notes	—	(250,695)
Proceeds from issuance of senior notes	497,195	575,000
Payment of debt issuance costs	(5,106)	(17,303)
Purchase of capped calls related to issuance of convertible senior notes	—	(61,790)
Dividends paid	(61,484)	(54,484)
Repurchase of shares	(89,999)	(55,933)
Net cash provided by financing activities	329,393	127,350
Net increase in cash and cash equivalents	278,908	71,694
Cash and cash equivalents, beginning of period	651,555	921,227
Cash and cash equivalents, end of period	$930,463	$992,921
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
We commenced our homebuilding operations in 1985 through our predecessor company, Monterey Homes. Meritage Homes Corporation was incorporated in the state of Maryland in 1988 under the name of Homeplex Mortgage Investments Corporation and merged with Monterey Homes in 1996, at which time our name was changed to Monterey Homes Corporation and later ultimately to Meritage Homes Corporation. Since that time, we have engaged in homebuilding and related activities. Meritage Homes Corporation operates as a holding company and has no independent assets or operations. Meritage Homes' homebuilding construction, development and sales activities are conducted through its subsidiaries. Our homebuilding activities are conducted under the name of Meritage Homes in each of our homebuilding markets. At June 30, 2025, we were actively selling homes in 312 communities, with base prices ranging from approximately $170,000 to $1,040,000.

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
Cash and Cash Equivalents. Liquid investments with an initial maturity of three months or less are classified as cash equivalents. Amounts in transit from title companies or closing agents for home closings of approximately $59.7 million and $29.0 million are included in Cash and cash equivalents at June 30, 2025 and December 31, 2024, respectively.

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
Deposits. Deposits paid related to land option and purchase contracts are recorded and classified as Deposits on real estate under option or contract until the related land is purchased. Deposits are reclassified as a component of Real estate at the time the deposit is used to offset the acquisition price of the land based on the terms of the underlying agreements. To the extent they are non-refundable, deposits are expensed to Cost of home closings if the land acquisition is terminated or no longer considered probable. Since our acquisition contracts typically do not require specific performance, we do not consider such contracts to be contractual obligations to purchase the land and our total exposure under such contracts is limited to the loss of any non-refundable deposits and any related capitalized costs. Our Deposits on real estate under option or contract were $221.4 million and $192.4 million as of June 30, 2025 and December 31, 2024, respectively. See Note 3 for additional information related to Deposits on real estate under option or contract.
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
The table below outlines our ROU assets and lease liabilities (in thousands):

	As of
	June 30, 2025	December 31, 2024
ROU assets	$53,116	$52,941
Lease liabilities	56,136	55,825
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
The table below outlines our surety bond and letter of credit obligations (in thousands):

	As of
	June 30, 2025		December 31, 2024
	Outstanding	Estimated work remaining to complete	Outstanding	Estimated work remaining to complete
Sureties:
Sureties related to owned projects and lots under contract	$1,049,645	$793,751	$1,056,529	$712,415
Total Sureties	$1,049,645	$793,751	$1,056,529	$712,415
Letters of Credit (“LOCs”):
LOCs for land development	90,000	N/A	105,371	N/A
LOCs for general corporate operations	5,000	N/A	5,000	N/A
Total LOCs	$95,000	N/A	$110,371	N/A

Accrued Liabilities. Accrued liabilities at June 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	As of
	June 30, 2025	December 31, 2024
Accruals related to real estate development and construction activities	$177,255	$167,075
Payroll and other benefits	83,417	131,733
Accrued interest	15,293	6,290
Accrued taxes	13,913	24,478
Warranty reserves	35,556	32,693
Lease liabilities	56,136	55,825
Other accruals	24,866	34,119
Total	$406,436	$452,213

Warranty Reserves. We provide home purchasers with limited warranties against certain building defects and we have certain obligations related to those post-construction warranties for closed homes. The specific terms and conditions of these limited warranties vary by state, but overall the nature of the warranties include a complete workmanship and materials warranty for the first year after the close of the home, a major mechanical warranty for two years after the close of the home and a structural warranty that typically extends up to 10 years after the close of the home. With the assistance of an actuary, we have estimated these reserves for the structural warranty based on the number of homes still under warranty and historical data and trends for our geographies. We may use industry data with respect to similar product types and geographic areas in markets where our experience is incomplete to draw a meaningful conclusion. We regularly review our warranty reserves and adjust them, as necessary, to reflect changes in trends as information becomes available. Based on such reviews of warranty costs incurred, we did not adjust the warranty reserve balance in the three or six months ended June 30, 2025 or 2024. Included in the warranty reserve balances at June 30, 2025 and December 31, 2024 are case-specific warranty reserves, as discussed in Note 15.
A summary of changes in our warranty reserves follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Balance, beginning of period	$35,352	$36,364	$32,693	$37,360
Additions to reserve from new home deliveries	5,356	5,809	9,746	10,642
Warranty claims, net of recoveries	(5,152)	(7,404)	(6,883)	(13,233)
Adjustments to pre-existing reserves	—	—	—	—
Balance, end of period	$35,556	$34,769	$35,556	$34,769
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
Home closing and land closing revenue expected to be recognized in any future year related to remaining performance obligations (if any) and the associated contract liabilities expected to be recognized as revenue, excluding revenue pertaining to contracts that have an original expected duration of one year or less, are not material. Revenue from financial services includes estimated future insurance policy renewal commissions as our performance obligations are satisfied upon issuance of the initial policy with a third party broker. The related contract assets for these estimated future renewal commissions are not material at June 30, 2025 and December 31, 2024.
Recent Accounting Pronouncements.
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"), which aligns interim segment disclosure requirements with existing annual requirements and includes updates to segment reporting, most notably through enhanced disclosures about significant segment expenses and the Chief Operating Decision Maker ("CODM"). We adopted ASU 2023-07 for the annual period beginning January 1, 2024, and for interim periods beginning January 1, 2025. ASU 2023-07 is applied retrospectively to all prior periods presented in the accompanying unaudited consolidated financial statements.
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

In November 2024, the FASB issued ASU No. 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments ("ASU 2024-04"), which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. We adopted ASU 2024-04 on January 1, 2025 on a prospective basis and will apply the amendments to any future settlements of convertible debt instruments, if applicable. The adoption of ASU 2024-04 did not have any impact on the accompanying unaudited consolidated financial statements.

NOTE 2 — REAL ESTATE AND CAPITALIZED INTEREST
Real estate consists of the following (in thousands):

	As of
	June 30, 2025	December 31, 2024
Homes completed and under construction (1)	$2,420,455	$2,375,639
Finished home sites and home sites under development (2)	3,543,219	3,353,136
Total	$5,963,674	$5,728,775

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Capitalized interest, beginning of period	$57,107	$54,227	$53,678	$54,516
Interest incurred	19,995	14,327	34,709	27,252
Interest expensed	—	—	—	—
Interest amortized to cost of home and land closings	(13,288)	(14,227)	(24,573)	(27,441)
Capitalized interest, end of period	$63,814	$54,327	$63,814	$54,327

NOTE 3 — VARIABLE INTEREST ENTITIES AND CONSOLIDATED REAL ESTATE NOT OWNED
We enter into purchase and option agreements for land or lots as part of the normal course of business. These purchase and option agreements enable us to acquire properties at one or multiple future dates at pre-determined prices. We believe these acquisition structures allow us to better leverage our balance sheet and reduce our financial risk associated with land acquisitions. In accordance with ASC 810, Consolidation, we evaluate all purchase and option agreements for land to determine whether they are a variable interest entity ("VIE"), and if so, whether we are the primary beneficiary. Although we do not have legal title to the underlying land, if we are the primary beneficiary we are required to consolidate the VIE in our financial statements and reflect its assets and liabilities as Real estate not owned and Liabilities related to real estate not owned, respectively. We determined that as of June 30, 2025 and December 31, 2024, we were not the primary beneficiary of any VIEs from which we have acquired rights to land or lots under option contracts.

The table below presents a summary of our lots under option at June 30, 2025 (dollars in thousands):

	Projected Number of Lots	Purchase Price	Option/ Earnest Money Deposits–Cash
Purchase and option contracts recorded on balance sheet as Real estate not owned	—	$—	$—
Option contracts — non-refundable deposits, committed (1)	12,431	937,173	139,762
Purchase contracts — non-refundable deposits, committed (1)	14,269	522,532	67,587
Purchase and option contracts —refundable deposits, committed	1,217	19,073	1,839
Total committed	27,917	1,478,778	209,188
Purchase and option contracts — refundable deposits, uncommitted (2)	26,152	1,264,070	12,171
Total lots under contract or option	54,069	$2,742,848	$221,359
Total purchase and option contracts not recorded on balance sheet (3)	54,069	$2,742,848	$221,359	(4)

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
(4)Amount is reflected on the accompanying unaudited consolidated balance sheets in Deposits on real estate under option or contract as of June 30, 2025.
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
The primary activity of our land joint ventures is the development and sale of lots to joint venture partners and/or unrelated builders. In 2024, we entered into a new land joint venture from which we expect to purchase lots in the future for home construction. Our mortgage joint venture is engaged in mortgage activities and primarily provides mortgage services to our homebuyers. As of June 30, 2025, we had two active equity-method land joint ventures and one mortgage joint venture.

Summarized condensed combined financial information related to unconsolidated joint ventures that are accounted for using the equity method was as follows (in thousands):

	As of
	June 30, 2025	December 31, 2024
Assets:
Cash	$12,184	$4,434
Real estate	80,374	66,443
Other assets	6,208	7,286
Total assets	$98,766	$78,163
Liabilities and equity:
Accounts payable and other liabilities	$7,035	$7,148
Equity of:
Meritage (1)	34,835	27,735
Other	56,896	43,280
Total liabilities and equity	$98,766	$78,163

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$13,813	$12,739	$24,553	$23,329
Costs and expenses	(11,627)	(10,451)	(21,486)	(19,588)
Net earnings of unconsolidated entities	$2,186	$2,288	$3,067	$3,741
Meritage’s share of pre-tax earnings (1) (2)	$1,538	$1,655	$2,164	$2,627

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

NOTE 5 — LOANS PAYABLE AND OTHER BORROWINGS
Loans payable and other borrowings consist of the following (in thousands):

	As of
	June 30, 2025	December 31, 2024
Other borrowings, secured real estate notes payable (1)	$26,120	$29,343
$910.0 million unsecured revolving credit facility	—	—
Total	$26,120	$29,343
(1)Reflects balance of non-recourse notes payable in connection with land purchases.
The Company entered into an amended and restated unsecured revolving credit facility agreement ("Credit Facility") in 2014 that has been amended from time to time. See Note 16 for details on the amendment entered into subsequent to June 30, 2025. The Credit Facility's aggregate commitment is $910.0 million with an accordion feature permitting the size of the facility to increase to a maximum of $1.4 billion, subject to certain conditions, including the availability of additional bank commitments. Borrowings under the Credit Facility bear interest at the Company's option, at either (1) term Secured Overnight Financing Rate ("SOFR") (based on 1, 3, or 6 month interest periods, as selected by the Company) plus a 10 basis point adjustment plus an applicable margin (ranging from 110 basis points to 175 basis points (the "applicable margin")) based on the Company's leverage ratio as determined in accordance with a pricing grid, (2) the higher of (i) the prime lending rate ("Prime"), (ii) an overnight bank rate plus 50 basis points and (iii) term SOFR (based on a 1 month interest period) plus a 10 basis point adjustment plus 1%, in each case plus a margin ranging from 10 basis points to 75 basis points based on the Company's leverage in accordance with a pricing grid, or (3) daily simple SOFR plus a 10 basis point adjustment plus the applicable margin. At June 30, 2025, the interest rate on outstanding borrowings under the Credit Facility would have been 5.522% per annum, calculated in accordance with option (1) noted above and using the 1-month term SOFR. We are obligated to pay a fee on the undrawn portion of the Credit Facility at a rate determined by a tiered fee matrix based on our leverage ratio.
The Credit Facility also contains certain financial covenants, including (a) a minimum tangible net worth requirement of $3.3 billion (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings), and (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 60%. We were in compliance with all Credit Facility covenants as of June 30, 2025.
We had no outstanding borrowings under the Credit Facility as of June 30, 2025 and December 31, 2024. There were no borrowings or repayments under the Credit Facility during the three months ended June 30, 2025, and $5.0 million of borrowings and repayments under the Credit Facility during the six months ended June 30, 2025. There were no borrowings or repayments under the Credit Facility during the three and six months ended June 30, 2024. As of June 30, 2025, we had outstanding letters of credit issued under the Credit Facility totaling $95.0 million, leaving $815.0 million available under the Credit Facility to be drawn.

NOTE 6 — SENIOR AND CONVERTIBLE SENIOR NOTES, NET
Senior and convertible senior notes, net consist of the following (in thousands):

	As of
	June 30, 2025	December 31, 2024
5.125% senior notes due 2027 ("2027 Notes")	300,000	300,000
1.750% convertible senior notes due 2028 ("2028 Convertible Notes")	575,000	575,000
3.875% senior notes due 2029 ("2029 Notes")	450,000	450,000
5.650% senior notes due 2035 ("2035 Notes"). At June 30, 2025, there was $2,711 in net unamortized discount.	497,289	—
Net debt issuance costs	(20,680)	(18,465)
Total	$1,801,609	$1,306,535
The indentures for our 2027 Notes, 2029 Notes and 2035 Notes contain non-financial covenants including, among others, limitations on the amount of secured debt we may incur, on sale and leaseback transactions and on mergers. We were in compliance with all such covenants as of June 30, 2025.
Obligations to pay principal and interest on the senior and convertible senior notes are guaranteed by substantially all of our wholly-owned subsidiaries (each a “Guarantor” and, collectively, the “Guarantor Subsidiaries”), each of which is directly or indirectly 100% owned by Meritage Homes. Such guarantees are full and unconditional, and joint and several. In the event of a sale or other disposition of all of the assets of any Guarantor, by way of merger, consolidation or otherwise, or a sale or other disposition of all of the equity interests of any Guarantor then held by Meritage and its subsidiaries, then that Guarantor may be released and relieved of any obligations under its note guarantee. There are no significant restrictions on our ability or the ability of any Guarantor to obtain funds from their respective subsidiaries, as applicable, by dividend or loan. We do not provide separate financial statements of the Guarantor Subsidiaries because Meritage Homes (the parent company) has no independent assets or operations and the guarantees are full and unconditional and joint and several. Subsidiaries of Meritage Homes Corporation that are non-guarantor subsidiaries are, individually and in the aggregate, minor, and accordingly, the assets, liabilities and results of operations of Meritage Homes Corporation and the Guarantor Subsidiaries are not materially different than the corresponding amounts presented in the unaudited consolidated financial statements of Meritage Homes.
In March 2025, we completed an offering of $500.0 million aggregate principal amount of 5.650% 2035 Notes. The 2035 Notes were issued at a discount of 99.439% of the principal amount and the net proceeds are intended to be used for general corporate purposes.

2028 Convertible Notes

In May 2024, we issued $575.0 million aggregate principal amount of 1.750% 2028 Convertible Notes. The 2028 Convertible Notes were issued at par and will mature on May 15, 2028, unless converted earlier in accordance with their terms prior to such date. We used a portion of the net proceeds from the offering to pay the cost of entering into the Capped Calls, as defined and described below, and to redeem all $250.0 million aggregate principal then outstanding of our 6.00% Senior Notes due 2025 for which we incurred $0.6 million in early debt extinguishment charges in the three and six months ended June 30, 2024, reflected as Loss on early extinguishment of debt in the accompanying unaudited consolidated income statements.

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

Prior to February 15, 2028, the holders of the 2028 Convertible Notes may convert their notes only upon satisfaction of certain circumstances. During the three and six months ended June 30, 2025, the circumstances allowing holders of the 2028 Convertible Notes to convert were not met. On or after February 15, 2028, until the close of business on the second scheduled trading day immediately preceding the maturity date of the Notes, holders may convert all or any portion of their Notes at any time, regardless of the foregoing circumstances.

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

The Capped Calls are separate transactions entered into by the Company with each of the Counterparties, are not part of the terms of the 2028 Convertible Notes and do not change the note holders’ rights under the 2028 Convertible Notes or the indenture governing the 2028 Convertible Notes. Holders of the 2028 Convertible Notes do not have any rights with respect to the Capped Calls.

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
Financial Instruments: The fair value of our fixed-rate debt is derived from quoted market prices by independent dealers (Level 2 inputs as per the discussion above) and is as follows (in thousands):

	As of
	June 30, 2025		December 31, 2024
	Aggregate Principal	Estimated Fair Value	Aggregate Principal	Estimated Fair Value
5.125% 2027 Notes	$300,000	$303,750	$300,000	$300,330
1.750% 2028 Convertible Notes	$575,000	$560,625	$575,000	$563,259
3.875% 2029 Notes	$450,000	$433,125	$450,000	$420,795
5.650% 2035 Notes	$500,000	$495,950	$—	$—
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

NOTE 8 — EARNINGS PER SHARE
Basic and diluted earnings per common share were calculated as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Basic weighted average number of shares outstanding	71,456	72,644	71,684	72,634
Effect of dilutive securities:
Unvested restricted stock	444	792	562	842
Diluted average shares outstanding	71,900	73,436	72,246	73,476
Net earnings	$146,879	$231,555	$269,685	$417,571
Basic earnings per share	$2.06	$3.19	$3.76	$5.75
Diluted earnings per share	$2.04	$3.15	$3.73	$5.68

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
A summary of the carrying amount of goodwill follows (in thousands):

	West	Central	East	Financial Services	Corporate	Total
Balance at December 31, 2024 (1)	$—	$10,247	$22,715	$—	$—	$32,962
Additions	—	—	—	—	—	—
Balance at June 30, 2025	$—	$10,247	$22,715	$—	$—	$32,962

(1) Effective January 1, 2025, the Tennessee homebuilding operating segment has been reclassified from the East reporting segment to the Central reporting segment. See Note 1 for additional information about the reclassification of the Tennessee homebuilding operating segment. Prior period balances have been retroactively adjusted to reflect this reclassification.

NOTE 10 — STOCKHOLDERS’ EQUITY
A summary of changes in stockholders’ equity is presented below (in thousands):

	Six Months Ended June 30, 2025
	(In thousands)
	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2024	71,922	$360	$143,036	$4,998,177	$5,141,573
Stock Split effective January 2, 2025 (See Note 8)	—	360	(360)	—	—
Net earnings	—	—	—	122,806	122,806
Stock-based compensation expense	—	—	6,325	—	6,325
Issuance of stock	514	5	(5)	—	—
Dividends declared	—	—	—	(30,887)	(30,887)
Share repurchases	(605)	(7)	(45,066)	—	(45,073)
Balance at March 31, 2025	71,831	$718	$103,930	$5,090,096	$5,194,744
Net earnings	—	—	—	146,879	146,879
Stock-based compensation expense	—	—	3,597	—	3,597
Dividends declared	—	—	—	(30,597)	(30,597)
Share repurchases	(674)	(6)	(45,443)	—	(45,449)
Balance at June 30, 2025	71,157	$712	$62,084	$5,206,378	$5,269,174

	Six Months Ended June 30, 2024
	(In thousands)
	Number of Shares (1)	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2023	72,850	$364	$290,955	$4,320,581	$4,611,900
Net earnings	—	—	—	186,016	186,016
Stock-based compensation expense	—	—	6,114	—	6,114
Issuance of stock	512	3	(3)	—	—
Dividends declared	—	—	—	(27,239)	(27,239)
Share repurchases	(724)	(4)	(56,214)	—	(56,218)
Balance at March 31, 2024	72,638	$363	$240,852	$4,479,358	$4,720,573
Net earnings	—	—	—	231,555	231,555
Stock-based compensation expense	—	—	4,718	—	4,718
Issuance of stock	16	—	—	—	—
Dividends declared	—	—	—	(27,245)	(27,245)
Share repurchases	—	—	—	—	—
Capped call transactions, net of tax	—	—	(47,067)	—	(47,067)
Balance at June 30, 2024	72,654	363	198,503	4,683,668	4,882,534
(1) Share amounts have been retroactively adjusted to reflect the Stock Split that was effective on January 2, 2025. See Note 1.
During the three months ended June 30, 2025 and 2024, our Board of Directors approved, and we paid, a quarterly cash dividend on common stock of $0.43 and $0.375 per share, respectively. Quarterly dividends declared and paid during the six months ended June 30, 2025 and 2024, totaled $0.86 and $0.75 per share, respectively. During the three and six months ended June 30, 2025 and 2024, we reflected the applicable excise tax on share repurchases in Additional paid-in capital as part of the cost basis of the stock repurchased and recorded a corresponding liability in Accrued liabilities on the accompanying unaudited consolidated balance sheets.

NOTE 11 — STOCK BASED AND DEFERRED COMPENSATION

We have a stock compensation plan, the Meritage Homes Corporation 2018 Stock Incentive Plan (the “2018 Plan"), that was approved by our Board of Directors and our stockholders and adopted in May 2018. In May 2023, the Board of Directors and stockholders approved an amendment to the 2018 Plan to increase the number of shares available for issuance by 1,600,000. The 2018 Plan is administered by our Board of Directors and allows for the grant of stock appreciation rights, restricted stock awards, restricted stock units, performance share awards and performance-based awards in addition to non-qualified and incentive stock options. All available shares from expired, terminated, or forfeited awards that remained under prior plans were merged into and became available for grant under the 2018 Plan. The 2018 Plan authorizes awards to officers, key employees, non-employee directors and consultants. The 2018 Plan authorizes 14,800,000 shares of stock to be awarded, of which 1,991,543 shares remain available for grant at June 30, 2025. We believe that such awards provide a means of long-term compensation to attract and retain qualified employees and better align the interests of our employees with those of our stockholders. Non-vested stock awards are usually granted with a five-year ratable vesting period for employees, a three-year cliff vesting for both restricted stock units and performance-based awards granted to executive officers and either a three-year cliff vesting or one-year vesting for non-employee directors, dependent on their appointment date.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock-based compensation expense	$3,597	$4,718	$9,922	$10,832
Non-vested shares granted	—	—	320,213	281,330
Performance-based non-vested shares granted	—	—	82,907	75,396
Performance-based shares issued in excess of target shares granted (1)	—	—	20,556	31,956
Restricted stock awards vested (includes performance-based awards)	—	16,400	493,050	497,236
(1)Performance-based shares that vested and were issued as a result of performance achievement exceeding the originally established targeted number of shares related to respective performance metrics related to the prior fiscal year performance period.
The following table includes additional information regarding our stock compensation plan (dollars in thousands):

	As of
	June 30, 2025	December 31, 2024
Unrecognized stock-based compensation cost	$41,319	$30,666
Weighted average years expense recognition period	2.09	1.95
Total equity awards outstanding (1)	1,045,739	1,256,932
(1)Includes unvested restricted stock units and performance-based awards (assuming 100%/target payout).
We also offer a non-qualified deferred compensation plan ("Deferred Compensation Plan") to highly compensated employees in order to allow them additional pre-tax income deferrals above and beyond the limits that qualified plans, such as 401(k) plans, impose on highly compensated employees. We do not currently offer a contribution match on the Deferred Compensation Plan. All contributions to the plan to date have been funded by the employees and, therefore, we have no associated expense related to the Deferred Compensation Plan for the three and six months ended June 30, 2025 or 2024, other than minor administrative costs.

NOTE 12 — INCOME TAXES
Components of the provision for income taxes are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Federal	$38,498	$52,340	$69,129	$90,462
State	7,683	13,466	14,405	23,343
Total	$46,181	$65,806	$83,534	$113,805

The effective tax rate for the three and six months ended June 30, 2025 was 23.9% and 23.6%, respectively, and for the three and six months ended June 30, 2024 was 22.1% and 21.4%, respectively. The increase in the effective tax rate for the three and six months ended June 30, 2025 reflects fewer homes qualifying for the §45L energy-efficient homes federal tax credit under the Internal Revenue Code ("IRC") enacted in the Inflation Reduction Act ("IRA") due to higher construction thresholds required to earn these tax credits beginning in 2025.
At June 30, 2025 and December 31, 2024, we have no unrecognized tax benefits. We believe our current income tax filing positions and deductions will be sustained on audit and we do not anticipate any adjustments that will result in a material change. Our policy is to accrue interest and penalties on unrecognized tax benefits and include them in the provision for income taxes.
We determine our deferred tax assets and liabilities in accordance with ASC 740, Income Taxes. We evaluate our deferred tax assets, including the benefit from net operating losses ("NOLs"), by jurisdiction to determine if a valuation allowance is required. This evaluation considers, among other matters, the nature, frequency and severity of cumulative losses, forecasts of future profitability, the length of statutory carryforward periods, experiences with operating losses and experiences of utilizing tax credit carry forwards and tax planning alternatives. We have no NOLs or credit carryovers, and determined that no valuation allowance on our deferred tax assets is necessary at June 30, 2025.
At June 30, 2025, we had $0.6 million income taxes payable and no income taxes receivable. The income taxes payable primarily consists of federal and state tax accruals, net of current energy tax credits and estimated tax payments, and is recorded in Accrued liabilities on the accompanying unaudited consolidated balance sheets at June 30, 2025.

We conduct business and are subject to tax in the U.S. both federally and in several states. With few exceptions, we are no longer subject to U.S. federal, state, or local income tax examinations by taxing authorities for years prior to 2020. We do not have any Federal or state income tax examinations pending resolution at this time.

On July 4, 2025, the President signed into law the One Big Beautiful Bill Act (“OBBBA”), which includes several significant corporate tax changes. The legislation modifies or extends provisions originally enacted under the Tax Cuts and Jobs Act of 2017, including but not limited to the reinstatement of immediate expensing for research and development expenditures and the restoration of 100% bonus depreciation for qualified property. In addition, OBBBA introduces new provisions, including the repeal of the §45L energy-efficient home credit for homes acquired after June 30, 2026, and a new 1% floor on charitable contribution deductions. We are currently evaluating the full impact of the legislation, but do not expect it to have a material effect on our effective tax rate for the year ending December 31, 2025.

NOTE 13 — SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
The following table presents certain supplemental cash flow information (in thousands):

	Six Months Ended June 30,
	2025	2024
Cash paid during the year for:
Interest, net of interest capitalized	$(12,639)	$(2,341)
Income taxes paid, net	$91,018	$114,477
Non-cash operating activities:
Real estate acquired through notes payable	$7,990	$3,630
Non-cash investing and financing activities:
Distributions of real estate from unconsolidated joint ventures, net	$3,090	$—

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
We define our segments based on the way in which internally reported financial information is regularly provided and reviewed by the CODM to analyze financial performance, make decisions, and allocate resources. Our CODM is the chief executive officer. The CODM’s evaluation of the homebuilding segment performance is based on segment home closing revenue, home closing gross profit and gross margin, total gross profit, commissions and other sales costs, general and administrative expenses incurred by or allocated to each segment, including impairments, and operating income. The CODM uses these performance metrics predominantly in the annual budget and forecasting process and considers budget-to-actual variances on a quarterly basis for these measures when making decisions about the allocation of operating and capital resources to each segment. The CODM also uses these data points to assess the performance of each segment by comparing the results of each segment with one another and in determining the compensation of certain employees. The CODM also reviews financial services profits and losses to evaluate the performance of the financial services segment and make decisions about allocation of resources and financial services related product offerings.
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
The following tables provide financial information about our reportable segments and Corporate and other categories (in thousands):

	Three Months Ended June 30, 2025
	West	Central	East	Total
Home closing revenue	$549,205	$480,425	$586,079	$1,615,709
Land closing revenue	—	6,969	1,308	8,277
Total closing revenue	549,205	487,394	587,387	1,623,986

Cost of home closings	434,743	373,838	465,800	1,274,381
Cost of land closings	—	7,693	1,303	8,996
Total cost of closings	434,743	381,531	467,103	1,283,377

Home closing gross profit	114,462	106,587	120,279	341,328
Land closing gross (loss)/profit	—	(724)	5	(719)
Total closing gross profit	114,462	105,863	120,284	340,609

Home closing gross margin	20.8%	22.2%	20.5%	21.1%

Commissions and other sales costs	32,184	35,654	40,992	108,830
General and administrative expenses	13,184	12,543	19,189	44,916

Homebuilding segment operating income	69,094	57,666	60,103	186,863

Financial services segment profit				5,611
Corporate and unallocated costs (1)				(10,267)
Interest expense				—
Other income, net				10,853
Earnings before income taxes				$193,060

(1)Balance consists primarily of corporate costs and shared service functions such as finance and treasury that are not allocated to the homebuilding or financial services reporting segments.

	Three Months Ended June 30, 2024
	West	Central	East	Total
Home closing revenue	$622,837	$528,380	$542,521	$1,693,738
Land closing revenue	—	—	—	—
Total closing revenue	622,837	528,380	542,521	1,693,738

Cost of home closings	$474,573	$385,267	$394,392	$1,254,232
Cost of land closings	—	—	—	—
Total cost of closings	474,573	385,267	394,392	1,254,232

Home closing gross profit	148,264	143,113	148,129	439,506
Land closing gross profit	—	—	—	—
Total closing gross profit	148,264	143,113	148,129	439,506

Home closing gross margin	23.8%	27.1%	27.3%	25.9%

Commissions and other sales costs	33,661	35,047	35,957	104,665
General and administrative expenses	13,824	12,251	15,165	41,240

Homebuilding segment operating income	100,779	95,815	97,007	293,601

Financial services segment profit				4,837
Corporate and unallocated costs (1)				(11,944)
Interest expense				—
Other income, net				11,498
Loss on early extinguishment of debt				(631)
Earnings before income taxes				$297,361

(1)Balance consists primarily of corporate costs and shared service functions such as finance and treasury that are not allocated to the homebuilding or financial services reporting segments.

	Six Months Ended June 30, 2025
	West	Central	East	Total
Home closing revenue	$1,028,841	$892,962	$1,036,010	$2,957,813
Land closing revenue	691	7,899	15,108	23,698
Total closing revenue	1,029,532	900,861	1,051,118	2,981,511

Cost of home closings	809,408	695,646	815,781	2,320,835
Cost of land closings	142	8,028	13,082	21,252
Total cost of closings	809,550	703,674	828,863	2,342,087

Home closing gross profit	219,433	197,316	220,229	636,978
Land closing gross profit/(loss)	549	(129)	2,026	2,446
Total closing gross profit	219,982	197,187	222,255	639,424

Home closing gross margin	21.3%	22.1%	21.3%	21.5%

Commissions and other sales costs	59,586	68,311	75,653	203,550
General and administrative expenses	26,637	25,382	37,281	89,300

Homebuilding segment operating income	133,759	103,494	109,321	346,574

Financial services segment profit				9,174
Corporate and unallocated costs (1)				(22,880)
Interest expense				—
Other income, net				20,351
Earnings before income taxes				$353,219
(1)Balance consists primarily of corporate costs and shared service functions such as finance and treasury that are not allocated to the homebuilding or financial services reporting segments.

	Six Months Ended June 30, 2024
	West	Central	East	Total
Home closing revenue	$1,138,469	$1,012,150	$1,009,215	$3,159,834
Land closing revenue	—	—	2,305	2,305
Total closing revenue	1,138,469	1,012,150	1,011,520	3,162,139

Cost of home closings	875,077	735,638	731,655	2,342,370
Cost of land closings	—	—	2,298	2,298
Total cost of closings	875,077	735,638	733,953	2,344,668

Home closing gross profit	263,392	276,512	277,560	817,464
Land closing gross profit	—	—	7	7
Total closing gross profit	263,392	276,512	277,567	817,471

Home closing gross margin	23.1%	27.3%	27.5%	25.9%

Commissions and other sales costs	64,819	72,292	69,104	206,215
General and administrative expenses	26,530	23,634	28,847	79,011

Homebuilding segment operating income	172,043	180,586	179,616	532,245

Financial services segment profit				4,147
Corporate and unallocated costs (1)				(24,905)
Interest expense				—
Other income, net				20,520
Loss on early extinguishment of debt				(631)
Earnings before income taxes				$531,376

(1)Balance consists primarily of corporate costs and shared service functions such as finance and treasury that are not allocated to the homebuilding or financial services reporting segments.

	At June 30, 2025
	West		Central		East		Financial Services	Corporate and Unallocated		Total
Deposits on real estate under option or contract	$30,476		$77,073		$113,810		$—	$—		$221,359
Real estate	1,837,782		1,701,083		2,424,809		—	—		5,963,674
Investments in unconsolidated entities	10,319		23,437		—		—	920		34,676
Other assets	49,895	(1)	311,525	(2)	89,307	(3)	2,160	1,083,773	(4)	1,536,660
Total assets	$1,928,472		$2,113,118		$2,627,926		$2,160	$1,084,693		$7,756,369

(1)Balance consists primarily of cash and cash equivalents, prepaids and other assets, and property and equipment, net.
(2)Balance consists primarily of cash and cash equivalents, development reimbursements from local municipalities, prepaids and other assets, and goodwill (see Note 9).
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

NOTE 15 — COMMITMENTS AND CONTINGENCIES
We are involved in various routine legal and regulatory proceedings, including, without limitation, claims and litigation alleging construction defects. In general, the proceedings are incidental to our business, and most exposure is subject to and should be covered by warranty and indemnity obligations of our consultants and subcontractors. Additionally, some such claims are also covered by insurance. With respect to the majority of pending litigation matters, our ultimate legal and financial responsibility, if any, cannot be estimated with certainty and, in most cases, any potential material losses related to these matters are not considered probable. Historically, most disputes regarding warranty claims are resolved prior to litigation. We believe there are no pending legal or warranty matters as of June 30, 2025 that could have a material adverse impact upon our consolidated financial condition, results of operations or cash flows that have not been sufficiently reserved.

We have case specific reserves within our $35.6 million of total Warranty reserves related to alleged stucco defects in certain homes we constructed predominantly between 2006 and 2017. Our review and management of these matters is ongoing and our estimate of and reserves for resolving them is based on internal data, historical experience, our judgment and various assumptions and estimates. Due to the degree of judgment and the potential for variability in our underlying assumptions and data, as we obtain additional information, we may revise our estimate and thus our related reserves. As of June 30, 2025, after considering potential recoveries from the consultants and contractors involved and their insurers and the potential recovery under our general liability insurance policies, we did not adjust such reserves and we believe our reserves are sufficient to cover the above mentioned matters. See Note 1 for information related to our warranty obligations.

NOTE 16 — SUBSEQUENT EVENTS
As discussed in Note 12, on July 4, 2025, the President signed into law the One Big Beautiful Bill Act, which includes several significant corporate tax changes. See Note 12 for additional information.
On July 9, 2025, we entered into the Eleventh Amendment to Amended and Restated Credit Agreement (the “Eleventh Amendment”), the Eleventh Amendment extends the maturity date from June 12, 2029 to July 9, 2030.

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
The words “believe,” “expect,” “anticipate,” “forecast,” “plan,” “intend,” “may,” “will,” “should,” “could,” “estimate,” "target," and “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. All statements we make other than statements of historical fact are forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Forward-looking statements in this Quarterly Report may include statements concerning our belief that we have ample liquidity; our goals, strategies and strategic initiatives including our 60-day closing ready commitment, our use of interest rate buy-downs and other financing incentives, our partnership with external realtors, and the anticipated benefits relating thereto; our intentions and the expected benefits and advantages of our product and land positioning strategies, including with respect to our focus on the first-time and first move-up home buyer and housing demand for affordable homes; the benefits of and our intentions to use options to acquire land; our positions and our expected outcome relating to litigation and regulatory proceedings in general; our intentions to pay quarterly dividends; the sustainability of our tax positions; that we may repurchase our debt and equity securities; our non-use of derivative financial instruments; expectations regarding our industry and our business for the remainder of 2025 and beyond; the demand for and the pricing of our homes; our land and lot acquisition strategy (including that we will redeploy cash to acquire well-positioned finished lots and that we may participate in joint ventures or opportunities outside of our existing markets if opportunities arise and the benefits relating thereto); that we may expand into new markets; the availability of labor and materials for our operations; that we may seek additional debt or equity capital; our expectation that existing guarantees, letters of credit and performance and surety bonds will not be drawn on; the sufficiency of our insurance coverage and legal and warranty reserves; the outcome of pending litigation; the sources and sufficiency of our capital resources to support our business strategy; the sufficiency of our land pipeline; the impact of new accounting standards and changes in accounting estimates; trends and expectations concerning future demand for homes, home construction cycle times, sales prices, sales incentives, sales orders, cancellations, construction and materials costs and availability, general and administrative costs, mortgage interest rates, gross margins, land costs, inflation, and community counts; our future cash needs and sources; and the impact of seasonality.

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
Overview and Outlook

The macroeconomic landscape in the second quarter of 2025 created a tougher backdrop for the homebuilding sector, with elevated mortgage interest rates, an increase in the supply of resale inventory available and diminished consumer confidence. We were able to navigate these challenging conditions by leaning in to our strategy to more effectively compete with the resale market with a sufficient inventory of affordable, move-in ready homes with a 60-day closing ready commitment and a willingness to work with third party brokers, who facilitate most residential real estate transactions in the U.S. This strategy allows us to meet the demand for immediately available homes with a comfortable monthly mortgage payment. Although we expect that mortgage rates will remain volatile and macroeconomic concerns will continue to impact consumer psychology for the near to mid-term, we believe that our interest rate buy-downs, other financing incentives and affordable price points provide us with a competitive advantage, particularly over resale homes as individual home sellers are not typically able to provide such incentives.

Land costs remain elevated following several years of historically high land development activity and have negatively impacted our margins, although we have seen offsetting improvements in margin due to construction cycle times and material costs returning to normalized levels in the second quarter of 2025 after stabilizing in late 2024.
We believe that our strategy has, and will continue to drive strong performance of key financial measures, including home closing volume, home closing gross margin, selling, general and administrative cost leveraging, balance sheet management and long-term community count growth.
Summary Company Results

We achieved our highest second quarter home closing units volume of 4,170 homes in the three months ended June 30, 2025 increasing 1.3% from 4,118 homes in the same prior year period. The higher closing volume was offset with a 5.8% decrease in average sales price ("ASP") on closings for $1.6 billion in home closing revenue, a 4.6% decline from $1.7 billion in the three months ended June 30, 2024. The lower ASP is a result of increased utilization of incentives and contributed to the second quarter 2025 home closing gross margin decline of 480 basis points to 21.1%, compared to 25.9% in the prior year period. The decrease in home closing gross margin was a result of higher lot costs as well as charges incurred related to terminated land contracts, all of which were partially offset by savings in direct costs, leading to Home closing gross profit of $341.3 million in the second quarter 2025 compared to $439.5 million in the prior year period. Land closing gross loss was a nominal $0.7 million in the second quarter of 2025, and there was no land closing activity in the second quarter of 2024. Financial services profit of $5.6 million in the three months ended June 30, 2025 increased compared to $4.8 million in 2024. Commissions and other sales costs of $108.8 million in the three months ended June 30, 2025 increased $4.2 million due primarily to higher commission rates and higher maintenance and utility costs of having more spec homes in inventory. General and administrative expenses of $55.2 million in the three months ended June 30, 2025 increased $2.0 million from $53.2 million in the same period of 2024 due primarily to incremental start-up costs for our new divisions in Alabama and Mississippi. Earnings before income taxes for the three months ended June 30, 2025 of $193.1 million decreased $104.3 million year over year from $297.4 million in the same period of 2024. The effective income tax rate of 23.9% for the three months ended June 30, 2025 increased from 22.1% in 2024 due to fewer homes qualifying for energy tax credits under the Inflation Reduction Act ("IRA") in 2025. The decrease in year-over-year profitability resulted in net earnings of $146.9 million in the three months ended June 30, 2025 versus $231.6 million in the three months ended June 30, 2024.

For the six months ended June 30, 2025, home closing units volume was relatively flat with prior year and home closing revenue decreased 6.4% due to a 5.9% lower ASP on closings. Home closing gross margin of 21.5% decreased 440 basis points year over year, for a $180.5 million decrease in Home closing gross profit due to greater utilization of financing incentives, higher lot costs, reduced leverage of fixed costs on lower Home closing revenue, and increased charges incurred related to terminated land contracts, all of which were partially offset by savings in direct costs and improved construction cycle times. Year to date, Commissions and other sales costs were 6.9% of home closing revenue, 40 basis points higher than the comparable 2024 period, for the same reasons noted above. General and administrative expenses for the six months ended June 30, 2025 as a percentage of Home closing revenue were 50 basis points higher than the six months ended June 30, 2024 due to reduced leverage of fixed costs on lower Home closing revenue and greater spend on new technology. Lower gross margin and profitability and a higher effective tax rate of 23.6% led to net income of $269.7 million for the six months ended June 30, 2025, compared to $417.6 million for the comparable 2024 period.

Home orders of 3,914 for the three months ended June 30, 2025 increased 3.0% from 3,799 home orders in the prior year quarter due to a 7.1% increase in average active communities, which was partially offset by a decrease in orders pace of 4.3 net homes per month in the second quarter of 2025 from 4.5 in the prior year period. While this decrease reflects the tougher selling environment, it is still above our targeted orders pace of 4.0 net homes per month. Home order value during the three months ended June 30, 2025 of $1.5 billion decreased 1.7% year-over-year, as the higher order volume was offset by a 4.5% decrease in ASP on orders. Reduced ASP is a result of the financing incentives as discussed previously. Our cancellation rate of 10% in the second quarter of 2025 was consistent with the second quarter of 2024 and below the Company's historical average. We ended the second quarter of 2025 with 1,748 homes in backlog valued at $695.5 million, decreases of 35.6% and 37.3%, respectively, from June 30, 2024. The lower backlog units is directly tied to the backlog conversion rate of 208% during the second quarter of 2025, compared to 136% in the same quarter of 2024. The decrease in backlog and higher backlog conversion rate is a direct output of our strategy of offering move-in ready homes with a 60-day closing ready commitment, as we are selling homes later in the construction cycle and are therefore able to shorten the time between home sale and home closing. Of the homes closed in second quarter of 2025, approximately 58% were sold within the same quarter, compared to approximately 41% in the prior year period.

We ended the second quarter of 2025 with 312 active communities, up from 287 at June 30, 2024. We purchased approximately 4,600 lots for $234.0 million, spent $275.4 million on land development, net of reimbursements, and started construction on 7,684 homes during the six months ended June 30, 2025.

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
•Carefully managing our liquidity and maintaining a strong balance sheet. We ended the second quarter of 2025 with a 25.8% debt-to-capital ratio and a 14.6% net debt-to-capital ratio, after issuing $500.0 million of senior notes during the first quarter of 2025;

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

Critical Accounting Estimates
The critical accounting estimates that we deem to involve the most difficult, subjective or complex judgments include real estate valuation and cost of home closings and warranty reserves. There have been no significant changes to our critical accounting estimates during the six months ended June 30, 2025 compared to those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our 2024 Annual Report on Form 10-K for the year ended December 31, 2024 (the "Annual Report").

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

Home Closing Revenue	Three Months Ended June 30,		Quarter over Quarter
	2025	2024	Change $	Change %
Total
Dollars	$1,615,709	$1,693,738	$(78,029)	(4.6)%
Homes closed	4,170	4,118	52	1.3%
Average sales price	$387.5	$411.3	$(23.8)	(5.8)%
West Region
Dollars	$549,205	$622,837	$(73,632)	(11.8)%
Homes closed	1,165	1,265	(100)	(7.9)%
Average sales price	$471.4	$492.4	$(21.0)	(4.3)%
Central Region
Dollars	$480,425	$528,380	$(47,955)	(9.1)%
Homes closed	1,374	1,440	(66)	(4.6)%
Average sales price	$349.7	$366.9	$(17.2)	(4.7)%
East Region
Dollars	$586,079	$542,521	$43,558	8.0%
Homes closed	1,631	1,413	218	15.4%
Average sales price	$359.3	$383.9	$(24.6)	(6.4)%

	Six Months Ended June 30,		Quarter over Quarter
	2025	2024	Change $	Change %
Total
Dollars	$2,957,813	$3,159,834	$(202,021)	(6.4)%
Homes closed	7,586	7,625	$(39)	(0.5)%
Average sales price	$389.9	$414.4	$(24.5)	(5.9)%
West Region
Dollars	$1,028,841	$1,138,469	$(109,628)	(9.6)%
Homes closed	2,163	2,279	$(116)	(5.1)%
Average sales price	$475.7	$499.5	$(23.8)	(4.8)%
Central Region
Dollars	$892,962	$1,012,150	$(119,188)	(11.8)%
Homes closed	2,561	2,735	$(174)	(6.4)%
Average sales price	$348.7	$370.1	$(21.4)	(5.8)%
East Region
Dollars	$1,036,010	$1,009,215	$26,795	2.7%
Homes closed	2,862	2,611	$251	9.6%
Average sales price	$362.0	$386.5	$(24.5)	(6.3)%

Home Orders (1)	Three Months Ended June 30,		Quarter over Quarter
	2025	2024	Change $	Change %
Total
Dollars	$1,547,438	$1,573,456	$(26,018)	(1.7)%
Homes ordered	3,914	3,799	115	3.0%
Average sales price	$395.4	$414.2	$(18.8)	(4.5)%
West Region
Dollars	$484,756	$557,296	$(72,540)	(13.0)%
Homes ordered	1,001	1,114	(113)	(10.1)%
Average sales price	$484.3	$500.3	$(16.0)	(3.2)%
Central Region
Dollars	$475,275	$471,064	$4,211	0.9%
Homes ordered	1,298	1,274	24	1.9%
Average sales price	$366.2	$369.8	$(3.6)	(1.0)%
East Region
Dollars	$587,407	$545,096	$42,311	7.8%
Homes ordered	1,615	1,411	204	14.5%
Average sales price	$363.7	$386.3	$(22.6)	(5.9)%

	Six Months Ended June 30,		Quarter over Quarter
	2025	2024	Change $	Change %
Total
Dollars	$3,105,615	$3,204,651	$(99,036)	(3.1)%
Homes ordered	7,790	7,790	—	—%
Average sales price	$398.7	$411.4	$(12.7)	(3.1)%
West Region
Dollars	$1,024,350	$1,138,101	$(113,751)	(10.0)%
Homes ordered	2,094	2,284	(190)	(8.3)%
Average sales price	$489.2	$498.3	$(9.1)	(1.8)%
Central Region
Dollars	$964,435	$1,027,223	$(62,788)	(6.1)%
Homes ordered	2,663	2,774	(111)	(4.0)%
Average sales price	$362.2	$370.3	$(8.1)	(2.2)%
East Region
Dollars	$1,116,830	$1,039,327	$77,503	7.5%
Homes ordered	3,033	2,732	301	11.0%
Average sales price	$368.2	$380.4	$(12.2)	(3.2)%
(1)Home orders for any period represent the aggregate sales price of all homes ordered, net of cancellations. We do not include orders contingent upon the sale of a customer’s existing home or a mortgage pre-approval as a sales contract until the contingency is removed.

Order Backlog (1)	At June 30,		Quarter over Quarter
	2025	2024	Change $	Change %
Total
Dollars	$695,476	$1,109,687	$(414,211)	(37.3)%
Homes in backlog	1,748	2,714	(966)	(35.6)%
Average sales price	$397.9	$408.9	$(11.0)	(2.7)%
West Region
Dollars	$182,308	$367,436	$(185,128)	(50.4)%
Homes in backlog	366	751	(385)	(51.3)%
Average sales price	$498.1	$489.3	$8.8	1.8%
Central Region
Dollars	$220,889	$329,377	$(108,488)	(32.9)%
Homes in backlog	583	880	(297)	(33.8)%
Average sales price	$378.9	$374.3	$4.6	1.2%
East Region
Dollars	$292,279	$412,874	$(120,595)	(29.2)%
Homes in backlog	799	1,083	(284)	(26.2)%
Average sales price	$365.8	$381.2	$(15.4)	(4.0)%

(1)Our backlog represents net home orders that have not closed.

Active Communities and Cancellation Rates

Active Communities	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	Ending	Average	Ending	Average	Ending	Average	Ending	Average
Total	312	301.0	287	281.0	312	297.8	287	277.2
West Region	85	85.0	85	84.0	85	87.0	85	81.9
Central Region	85	83.5	90	92.0	85	85.6	90	94.3
East Region	142	132.5	112	105.0	142	125.2	112	101.0

Cancellation Rates (2)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total	10%	10%	9%	9%
West Region	9%	10%	8%	9%
Central Region	11%	12%	10%	10%
East Region	10%	8%	10%	8%

(2)Cancellation rates are computed as the number of canceled units for the period divided by the gross sales units for the same period.

Operating Results

Companywide. In the three months ended June 30, 2025, we closed 4,170 homes, up 1.3% from 4,118 closings in the three months ended June 30, 2024. The decrease in home closing volume combined with a 5.8% lower ASP on closings led to $1.6 billion in home closing revenue for the three months ended June 30, 2025, 4.6% lower than the same period in 2024. Home order volume in the three months ended June 30, 2025 of 3,914 homes was 3.0% higher than 3,799 homes in the three months ended June 30, 2024, due to a 7.1% increase in average active communities, which was partially offset by a 4.4% lower orders pace of 4.3 net homes per month in the three months ended June 30, 2025 compared to 4.5 in the same period in 2024. The improvement in home order volume offset by a 4.5% lower ASP on orders led to home order value of $1.5 billion for the three months ended June 30, 2025, down by 1.7% from the prior year period. The decline in ASP on both closings and orders was caused by increased utilization of financing incentives. Order cancellations of 10% for the three months ended June 30, 2025 was consistent year over year. The current run rate for cancellations across the company is below our historical company average and we believe that this demonstrates the benefits of a shorter timeline between home order and home closing that is a product of our move-in ready homes with a 60-day closing ready commitment.

For the six months ended June 30, 2025, home closing volume of 7,586 closings was relatively flat year over year, and ASP on closings decreased 5.9%, leading to home closing revenue of $3.0 billion, down 6.4% from $3.2 billion in the prior year period. Home order volume of 7,790 for the six months ended June 30, 2025 was consistent with the prior year period, which with a 3.1% lower ASP on orders led to a 3.1% decrease in home order value of $3.1 billion. We ended the second quarter of 2025 with 312 actively selling communities, up from 287 at June 30, 2024. The quarter ended with 1,748 homes in backlog valued at $695.5 million, compared to 2,714 units valued at $1.1 billion at June 30, 2024. The lower backlog year over year is a result of the significant improvement in our backlog conversion rate of 208% compared to 136% in the prior year period, as we are selling spec homes later in the construction cycle.
West. The West Region generated $549.2 million in home closing revenue in the three months ended June 30, 2025, a 11.8% decrease compared to the $622.8 million in the prior year period. The lower revenue was driven by lower ASP on closings coupled with 7.9% lower closing volume of 1,165 homes in the three months ended June 30, 2025, compared to 1,265 homes in the prior year period. Home orders for the three months ended June 30, 2025 of 1,001 were down 10.1% from 1,114 in the prior year period, resulting from an 11.4% decrease in orders pace to 3.9 net homes per month, reflecting the tougher selling environment, with a relatively flat average active community count year over year. Home order value of $484.8 million for the second quarter of 2025 decreased 13.0% due to the lower order volume and a 3.2% lower ASP on orders. The decline in ASP on both closings and orders was the combined effect of increased utilization of financing incentives and a shift in geographic mix within the region. The West Region cancellation rate of 9% in the three months ended June 30, 2025 improved from 10% in the prior year.
For the six months ended June 30, 2025, home closing revenue of $1.0 billion decreased 9.6% due to a 5.1% decrease in home closing volume and a 4.8% lower ASP on closings resulting from the same reasons as noted above for the second quarter. Home order volume in the West Region of 2,094 decreased 8.3% as a 14.9% decrease in orders pace to 4.0 net homes per month, reflecting the tougher selling environment, was partially offset by a 6.2% increase in the number of average actively selling communities. Home order value of $1.0 billion was down 10.0% due the lower volume and a 1.8% decrease in ASP. The year-to-date cancellation rate of 8% improved from 9% in the prior year period. The West Region ended the second quarter of 2025 with 366 homes in backlog valued at $182.3 million, compared to 751 units valued at $367.4 million at June 30, 2024. The lower backlog is due to a higher backlog conversion rate of 220% for the three months ended June 30, 2025 compared to 140% in the same period of 2024, and lower orders pace in 2025 year to date.
Central. The Central Region closed 1,374 homes in the three months ended June 30, 2025, down 4.6% from 1,440 in the prior year period. Home closing revenue of $480.4 million in the three months ended June 30, 2025 was 9.1% lower from $528.4 million in the prior year period, due to the combined impact of lower home closing volume and a 4.7% decrease in ASP on closings. The decline in ASP on closings is a result of higher utilization of incentives. Home order volume increased 1.9% to 1,298 homes in the three months ended June 30, 2025 as a 13.0% improvement in orders pace of 5.2 homes per month more than offset the 9.2% drop in average active community count. Home order value of $475.3 million in the three months ended June 30, 2025 was relatively flat with the prior year period. The Central Region cancellation rate of 11% in the three months ended June 30, 2025 was down from 12% in the prior year period.

The Central Region had home closing revenue of $893.0 million for the six months ended June 30, 2025, 11.8% lower than the prior year due to a 6.4% decline in closing volume of 2,561 and a 5.8% decrease in ASP on closings. ASP on closings decreased due to increased use of financing incentives during the six months ended June 30, 2025. Home order volume decreased 4.0%, combined with a 2.2% drop in ASP on orders, leading to a 6.1% decrease in home order value of $964.4 million compared to $1.0 billion for the prior year period. Order volume decreased as a result of a 9.2% decrease in average active communities, which was partially offset by a 6.1% increase in orders pace to 5.2 net homes per month. The year-to-date cancellation rate of 10% for the six months ended June 30, 2025 was consistent with the prior year period. The Central Region ended the quarter with 583 units in backlog valued at $220.9 million, down 33.8% and 32.9%, respectively, compared to June 30, 2024, due to a higher backlog conversion rate of 209% in the second quarter of 2025 compared to 138% in the comparable prior year quarter, as well as lower order volume.
East. During the three months ended June 30, 2025, the East Region closed 1,631 homes for $586.1 million, up 15.4% and 8.0%, respectively from 1,413 closings and $542.5 million in home closing revenue in the comparable prior year period. The higher closing volume was the result of a 26.2% higher average active community count in the second quarter of 2025 and a shorter order to close timeline. The higher volume was partially offset by a 6.4% lower ASP on home closings, resulting from greater utilization of financing incentives. The East Region improved home order volume over prior year by 14.5%, with orders of 1,615 for the three months ended June 30, 2025, due entirely to the higher average active community count, which was partially offset by an 8.9% lower orders pace of 4.1 net homes per month compared to 4.5 in the prior year. Order value of $587.4 million in the three months ended June 30, 2025 increased 7.8% from $545.1 million in the prior year period due to the higher volume offset by a 5.9% decrease in ASP on orders year over year caused by increased use of financing incentives and geographic mix within the region. The East Region cancellation rate of 10% in the three months ended June 30, 2025 was up from 8% in the same prior year period but remains lower than our historical company average.
For the six months ended June 30, 2025, the East Region saw improvements in home closing volume and revenue of 9.6% and 2.7%, respectively, compared to the 2024 period, closing 2,862 homes for $1.0 billion in home closing revenue for the six months ended June 30, 2025. Home order volume increased 11.0% due to a 24.0% increase in average active communities, partially offset by an 11.1% lower orders pace of 4.0 net homes per month for the six months ended June 30, 2025, and includes our first orders from the new divisions in Alabama and Mississippi. The higher order volume led to a 7.5% increase in home order value of $1.1 billion. ASP on closing and orders both declined due to the increased use of financing incentives and geographic mix within the region. Similar to the second quarter, the East Region's cancellation rate of 10% increased from 8% in the prior year. The East Region ended the second quarter of 2025 with 799 homes in backlog valued at $292.3 million, down 26.2% and 29.2%, respectively, from 1,083 homes valued at $412.9 million at June 30, 2024. The East Region had a backlog conversion rate of 200% in the second quarter of 2025 compared to 130% in the prior year quarter.
Land Closing Revenue and Gross (Loss)/Profit (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Land closing revenue	$8,277	$—	$23,698	$2,305
Land closing gross (loss)/profit	$(719)	$—	$2,446	$7
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

Other Operating Information (dollars in thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	Dollars	Percent of Home Closing Revenue	Dollars	Percent of Home Closing Revenue	Dollars	Percent of Home Closing Revenue	Dollars	Percent of Home Closing Revenue
Home Closing Gross Profit (1)
Total	$341,328	21.1%	$439,506	25.9%	$636,978	21.5%	$817,464	25.9%

West	$114,462	20.8%	$148,264	23.8%	$219,433	21.3%	$263,392	23.1%

Central	$106,587	22.2%	$143,113	27.1%	$197,316	22.1%	$276,512	27.3%

East	$120,279	20.5%	$148,129	27.3%	$220,229	21.3%	$277,560	27.5%

(1)Home closing gross profit represents Home closing revenue less Cost of home closings, including impairments, if any. Cost of home closings includes land and associated development costs, direct home construction costs, an allocation of common community costs (such as architectural, legal and zoning costs), interest, sales tax, impact fees, warranty, construction overhead and closing costs.
Companywide. Home closing gross profit for the three months ended June 30, 2025 was $341.3 million, with a home closing gross margin of 21.1%, down 480 basis points from 25.9% in the three months ended June 30, 2024. The margin decline in all regions was due to the combined impact of increased utilization of financing incentives that resulted in lower ASPs, and higher lot costs, which were partially offset by savings in direct costs and improved construction cycle time. Home closing gross margin was also negatively impacted in the three months ended June 30, 2025 by $4.2 million of charges related to terminated land contracts, compared to $1.4 million of charges in the three months ended June 30, 2024. Excluding the charges related to terminated land contracts, adjusted home closing gross margin was 21.4% and 26.0%, for the three months ended June 30, 2025 and 2024, respectively. For the six months ended June 30, 2025, home closing gross profit was $637.0 million, or 21.5%, down 440 basis points from 25.9% in the three months ended June 30, 2024. The lower margin for in all regions for the six months ended June 30, 2025 resulted from the combined effect of increased utilization of financing incentives, reduced leverage of overhead costs on lower home closing revenue, and higher lot costs, which were partially offset by savings in direct costs. Similar to the second quarter of 2025, the home closing gross margin for the six months ended June 30, 2025 included $5.6 million of charges related to terminated land deals, compared to $1.9 million in the same period of the prior year. Excluding the charges related to terminated land contracts, adjusted home closing gross margin was 21.7% and 25.9%, for the six months ended June 30, 2025 and 2024, respectively.

Financial Services Profit (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Financial services profit	$5,611	$4,837	$9,174	$4,147
Financial services profit represents the net profit/(loss) of our financial services operations, including the operating profit generated by our wholly-owned title and insurance companies, Carefree Title Agency, Inc. and Meritage Homes Insurance Agency, Inc., respectively, as well as our portion of earnings from a mortgage joint venture. Financial services profit of $5.6 million in the three months ended June 30, 2025 increased $0.8 million from the prior year due to new divisions being serviced by our title company. Financial services profit of $9.2 million for the six months ended June 30, 2025 increased $5.0 million from $4.1 million in the same prior year period. The favorable variance year over year is entirely attributable to $7.8 million of charges related to expired interest rate forward commitments in the prior year period, compared to $2.1 million in the current period.

Selling, General and Administrative Expenses and Other Expenses (dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Commissions and other sales costs	$(108,830)	$(104,665)	$(203,550)	$(206,215)
Percent of Home closing revenue	6.7%	6.2%	6.9%	6.5%
General and administrative expenses	$(55,183)	$(53,184)	$(112,180)	$(103,916)
Percent of Home closing revenue	3.4%	3.1%	3.8%	3.3%
Interest expense	$—	$—	$—	$—
Other income, net	$10,853	$11,498	$20,351	$20,520
Loss on early extinguishment of debt	$—	$(631)	$—	$(631)
Provision for income taxes	$(46,181)	$(65,806)	$(83,534)	$(113,805)

Commissions and Other Sales Costs. Commissions and other sales costs are comprised of internal and external commissions and related sales and marketing expenses such as advertising and sales office costs. These costs increased $4.2 million and 50 basis points, to $108.8 million and 6.7% of Home closing revenue in the three months ended June 30, 2025 compared to the prior year period. Both increases were due to higher external broker commission rates due to the tougher selling environment, as well as higher maintenance and utility costs associated with having more spec homes in inventory. Year to date, commissions and other sales costs were 6.9% and 6.5% of Home closing revenue in 2025 and 2024, respectively, due to higher commission rates and greater spec maintenance and utility costs for higher levels of spec inventory. The increase in spec home inventory and associated overhead expenses is an output of our new 60-day closing ready commitment in order to have sufficient inventory available.

General and Administrative Expenses. General and administrative expenses represent corporate and divisional overhead expenses such as salaries and bonuses, occupancy, insurance and travel expenses. For the three months ended June 30, 2025, General and administrative expenses of $55.2 million increased $2.0 million from $53.2 million in the prior year period, and as a percentage of Home closing revenue increased 30 basis points to 3.4%, due to reduced leverage of fixed costs on lower Home closing revenue, and expenses for our new divisions in Alabama and Mississippi. For the six months ended June 30, 2025, General and administrative expenses of $112.2 million increased $8.3 million over the prior year, and as a percentage of home closing revenue increased 50 basis points to 3.8%. The increase in the six month period was due to increased spend on new technology and lost leverage on lower home closing revenue.
Interest Expense. Interest expense is comprised of interest incurred, but not capitalized, on our Senior and convertible senior notes, Loans payable and other borrowings, including our Credit Facility. We recognized no interest expense for the three and six months ended June 30, 2025 and 2024, as all interest incurred was capitalized to qualifying assets.
Other Income, Net. Other income, net, primarily consists of (i) sublease income, (ii) interest earned on our cash and cash equivalents, (iii) payments and awards related to legal settlements and (iv) our portion of pre-tax income or loss from non-financial services joint ventures. Other income, net was $10.9 million and $11.5 million for the three months ended June 30, 2025 and 2024, respectively, and $20.4 million and $20.5 million for the six months ended June 30, 2025 and 2024, respectively.
Loss on Early Extinguishment of Debt. For the three and six months ended June 30, 2025, there was no loss on early extinguishment of debt. For the three and six months ended June 30, 2024, loss on early extinguishment of debt of $0.6 million was related to the $250.0 million redemption of our 6.00% Senior Notes due 2025 ("2025 Notes"). See Note 6 to the unaudited consolidated financial statements included in this report for more information related to the redemption of our 2025 Notes.
Income Taxes. Our effective tax rate was 23.9% and 22.1% for the three months ended June 30, 2025 and 2024, respectively, and 23.6% and 21.4% for the six months ended June 30, 2025 and 2024, respectively. The higher rate in the three and six months ended June 30, 2025 reflects fewer homes qualifying for energy tax credits under the Internal Revenue Code ("IRC") §45L energy-efficient homes federal tax credit, given the new higher construction thresholds required to earn these tax credits beginning in 2025.

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
Cash flows for each of our communities depend on their stage of the development cycle, and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, zoning plat and other approvals, community and lot development, and construction of model homes, roads, utilities, landscape and other amenities. Because these costs are a component of our inventory and are not recognized in our income statement until a home closes, we incur significant cash outlays prior to recognition of earnings. In the later stages of a community, cash inflows may significantly exceed earnings reported for financial statement purposes, as the cash outflow associated with home and land construction was previously incurred. We strive to align our capital allocation and cash outlays with current market conditions. In times of community count growth, we incur significant outlays of cash through the land purchase, development and community opening stages whereas in in times of community count stability, these cash outlays are incurred in a more even-flow cadence with cash inflows from actively selling communities that are contributing closing volume and home closing revenue. Conversely, in a down turn environment, cash outlays for land and community count growth may be scaled back to preserve liquidity and we may curtail community count.
At June 30, 2025, we had $930.5 million of cash and cash equivalents and $815.0 million available under the Credit Facility, thereby providing approximately $1.7 billion of total available capacity.
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
Material Cash Requirements
We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact both short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on our unaudited consolidated balance sheets as of June 30, 2025, while others are considered future commitments for materials or services not yet provided. Our contractual obligations primarily consist of principal and interest payments on our senior and convertible senior notes, loans payable and other borrowings, including our Credit Facility, letters of credit and surety bonds and operating leases. We have no material debt maturities until 2027. We also have requirements for certain short-term lease commitments, funding working capital needs of our existing unconsolidated joint ventures and other purchase obligations in the normal course of business. Other material cash requirements include land acquisition and development costs, home construction costs and operating expenses, including our selling, general and administrative expenses, as previously discussed. We plan to fund these commitments primarily with cash flows generated by operations, but may also utilize additional debt or equity financing and borrowing capacity under our Credit Facility. Our maximum exposure to loss on our purchase and option agreements is generally limited to non-refundable deposits and capitalized or committed pre-acquisition costs.
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
We do not engage in commodity trading or other similar activities. We had no derivative financial instruments that required derivative accounting under ASC 815-10, Derivatives and Hedging, at June 30, 2025 or December 31, 2024.
Operating Cash Flow Activities
During the six months ended June 30, 2025 and 2024, net cash used in operating activities totaled $28.9 million and $36.0 million, respectively. Operating cash flows in the six months ended June 30, 2025 benefited from cash generated by net earnings of $269.7 million, which were offset by a $224.6 million increase in real estate. Operating cash flows in the six months ended June 30, 2024 benefited from cash generated from net earnings of $417.6 million, which were offset by a $450.6 million increase in real estate.
Investing Cash Flow Activities
During the six months ended June 30, 2025 and 2024, net cash used in investing activities totaled $21.6 million and $19.6 million, respectively. Cash used in investing activities in both periods was mainly attributable to purchases of property and equipment and investments in unconsolidated entities.
Financing Cash Flow Activities
During the six months ended June 30, 2025 and 2024, net cash provided by financing activities totaled $329.4 million and of $127.4 million, respectively. The net cash provided by financing activities in 2025 primarily reflects the net proceeds of $492.1 million from the issuance of our 5.650% Senior Notes due 2035, offset by $90.0 million of share repurchases and $61.5 million of dividends paid. The net cash provided by financing activities in the 2024 period primarily reflects the net proceeds of $557.7 million from the issuance of our 1.75% Convertible Senior Notes due 2028, offset by the early redemption of our 2025 Notes of $250.0 million principal and $61.8 million for the purchase of capped calls, along with $55.9 million of share repurchases and $54.5 million of dividends paid. See 'Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds' for more information about our authorized share repurchase program.

We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. Debt-to-capital and net debt-to-capital are calculated as follows (dollars in thousands):

	As of
	June 30, 2025	December 31, 2024
Senior and convertible senior notes, net, loans payable and other borrowings	$1,827,729	$1,335,878
Stockholders’ equity	5,269,174	5,141,573
Total capital	$7,096,903	$6,477,451
Debt-to-capital (1)	25.8%	20.6%
Senior and convertible senior notes, net, loans payable and other borrowings	$1,827,729	$1,335,878
Less: cash and cash equivalents	(930,463)	(651,555)
Net debt	897,266	684,323
Stockholders’ equity	5,269,174	5,141,573
Total net capital	$6,166,440	$5,825,896
Net debt-to-capital (2)	14.6%	11.7%

(1)Debt-to-capital is computed as senior and convertible senior notes, net, loans payable and other borrowings divided by the aggregate of total senior and convertible senior notes, net, loans payable and other borrowings and stockholders' equity.
(2)Net debt-to-capital is considered a non-GAAP financial measure, and is computed as net debt divided by the aggregate of net debt and stockholders' equity. Net debt is comprised of total senior and convertible senior notes, net, loans payable and other borrowings, less cash and cash equivalents. The most directly comparable GAAP financial measure is the ratio of debt-to-capital. We believe the ratio of net debt-to-capital is a relevant financial measure for investors to understand the leverage employed in our operations and as an indicator of our ability to obtain financing.
Dividends
During the three months ended June 30, 2025 and 2024, our Board of Directors approved, and we paid, a quarterly cash dividend on common stock of $0.43 and $0.375 per share, respectively. Quarterly dividends paid during the six months ended June 30, 2025 and 2024, totaled $0.86 and $0.75 per share, respectively.

Credit Facility Covenants
Borrowings under the Credit Facility are unsecured, but availability is subject to, among other things, a borrowing base. The Credit Facility also contains certain financial covenants, including (a) a minimum tangible net worth requirement of $3.3 billion (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings), and (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 60%. We were in compliance with all Credit Facility covenants as of June 30, 2025. Our actual financial covenant calculations as of June 30, 2025 are reflected in the table below.

Financial Covenant (dollars in thousands):	Covenant Requirement	Actual
Minimum Tangible Net Worth	> $3,675,551	$5,219,959
Leverage Ratio	< 60%	12.7%
Investments other than defined permitted investments	< $1,590,988	$34,676

Seasonality
Historically, we have experienced seasonal variations in our quarterly operating results and capital requirements. We typically take orders for more homes in the first half of the year than in the second half, which has created additional working capital requirements in the first and second quarters to build our inventories to satisfy seasonally higher demand with our 60-day closing ready commitment homes. While we expect the seasonal orders pattern to continue over the long term, a higher backlog conversion rate and our all-spec strategy may shift the timing of home closings and capital requirements to build our inventories to earlier in the year. Additionally, seasonality may, from time to time, be affected by short-term volatility in the homebuilding industry and in the overall economy.
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
In order to ensure that the information we must disclose in our filings and submissions with the Securities and Exchange Commission ("SEC") is recorded, processed, summarized and reported on a timely basis, we have developed and implemented disclosure controls and procedures. Our management, with the participation of our chief executive officer ("CEO") and chief financial officer ("CFO"), has reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of June 30, 2025 (the “Evaluation Date”). Based on such evaluation, our management has concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective at a reasonable assurance level in ensuring that information that is required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
During the fiscal quarter covered by this Form 10-Q, there has not been any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
See Note 15 to our unaudited consolidated financial statements included in this report for a discussion of our legal proceedings.

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
There is no stated expiration for this program. The repurchases of the Company's shares may be made in the open market, in privately negotiated transactions, or otherwise. The timing and amount of repurchases, if any, will be determined by the Company's management at its discretion and be based on a variety of factors such as the market price of the Company's common stock, corporate and contractual requirements, prevailing market and economic conditions and legal requirements. The share repurchase program may be modified, suspended or discontinued at any time. As of June 30, 2025 there was $219.1 million available under this program to repurchase shares. We repurchased 674,124 shares under the program during the three months ended June 30, 2025.

Period	Total Number of Shares Purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
April 1, 2025 - April 30, 2025	145,965	$67.88	145,965	$254,170,806
May 1, 2025 - May 31, 2025	528,159	$66.44	528,159	$219,078,895
June 1, 2025 - June 30, 2025	—	$—	—	$219,078,895
Total	674,124		674,124

Item 5.	Other Information
Insider Trading Arrangements
During the fiscal quarter ended June 30, 2025, no director or officer terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, and no independent director adopted a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement. During the fiscal quarter ended June 30, 2025, our officers adopted Rule 10b5-1 trading arrangements, as follows:

Name and Title	Date Adopted	Duration of Trading Arrangement	Description of the Aggregate Number of Securities to be Sold Pursuant to the Arrangement
Phillippe Lord Chief Executive Officer	June 3, 2025	February 23, 2026 - March 31, 2026	Sell sufficient shares to cover taxes due on vesting of equity awards that were granted on February 20, 2023 and vest on February 20, 2026.
Hilla Sferruzza Executive Vice President and Chief Financial Officer	June 3, 2025	February 23, 2026 - March 31, 2026	Sell sufficient shares to cover taxes due on vesting of equity awards that were granted on February 20, 2023 and vest on February 20, 2026.
Steven J. Hilton Executive Chairman	June 3, 2025	February 23, 2026 - March 31, 2026	Sell sufficient shares to cover taxes due on vesting of equity awards that were granted on February 20, 2023 and vest on February 20, 2026.
Malissia Clinton Executive Vice President and General Counsel	June 3, 2025	February 23, 2026 - March 31, 2026	Sell sufficient shares to cover taxes due on vesting of equity awards that were granted on February 20, 2023 and vest on February 20, 2026.
Javier Feliciano Executive Vice President and Chief People Officer	June 3, 2025	February 23, 2026 - March 31, 2026	Sell sufficient shares to cover taxes due on vesting of equity awards that were granted on February 20, 2023 and vest on February 20, 2026.

Item 6.	Exhibits

Exhibit Number	Description	Page or Method of Filing
3.1	Restated Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3 of Form 8-K dated June 20, 2002

3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 10-Q for the quarter ended September 30, 1998

3.1.2	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated September 15, 2004

3.1.3	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders filed on April 10, 2006

3.1.4	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix B of the Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders filed on April 1, 2008

3.1.5	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Definitive Proxy Statement filed on January 9, 2009

3.1.6	Amendment to Articles of Incorporation of Meritage Homes Corporation	Filed herewith

3.2	Meritage Homes Corporation Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.1 of Form 8-K dated May 22, 2025

10.1	Representative Form of Non-Employee Director Equity Deferral Program *	Filed herewith

10.2	Eleventh Amendment to Amended and Restated Credit Agreement	Incorporated by reference to Exhibit 10.1 of Form 8-K dated July 9, 2025

22	List of Guarantor Subsidiaries	Incorporated by reference to Exhibit 22 of Form 10-K for the year ended December 31, 2024

31.1	Rule 13a-14(a)/15d-14(a) Certification of Phillippe Lord, Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Hilla Sferruzza, Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Furnished herewith

101.0
The following information from the Meritage Homes Corporation Quarterly Report on Form 10-Q as of and for the six months ended June 30, 2025 were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Income Statements, (iii) Unaudited Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Consolidated Financial Statements.

104.0	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL and contained in exhibit 101.

*	Indicates a management contract or compensation plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERITAGE HOMES CORPORATION, a Maryland corporation

By:	/s/ HILLA SFERRUZZA
Hilla Sferruzza Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date:	July 25, 2025

INDEX OF EXHIBITS

3.1	Restated Articles of Incorporation of Meritage Homes Corporation

3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.2	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.3	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.4	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.5	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.6	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.2	Meritage Homes Corporation Amended and Restated Bylaws

10.1	Representative Form of Non-Employee Director Equity Deferral Program *

10.2	Eleventh Amendment to Amended and Restated Credit Agreement

22	List of Guarantor Subsidiaries

31.1	Rule 13a-14(a)/15d-14(a) Certification of Phillippe Lord, Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Hilla Sferruzza, Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.0
The following information from the Meritage Homes Corporation Quarterly Report on Form 10-Q as of and for the six months ended June 30, 2025 were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Income Statements, (iii) Unaudited Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Consolidated Financial Statements.

104.0	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL and contained in exhibit 101.

*	Indicates a management contract or compensation plan.