Form 10-Q
period 2025-09-30
Meritage Homes CORP
filed 2025-10-31
CIK 833079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  ☐
Indicate by a checkmark whether the registrant has submitted electronically every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by a checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Common shares outstanding as of October 27, 2025: 70,406,707

MERITAGE HOMES CORPORATION
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$728,937	$651,555
Other receivables	321,762	256,282
Real estate	6,140,687	5,728,775
Deposits on real estate under option or contract	198,158	192,405
Investments in unconsolidated entities	45,714	28,735
Property and equipment, net	47,976	47,285
Deferred tax assets, net	47,222	54,524
Prepaids, other assets and goodwill	228,054	203,093
Total assets	$7,758,510	$7,162,654
Liabilities
Accounts payable	$217,875	$212,477
Accrued liabilities	414,717	452,213
Home sale deposits	9,420	20,513
Loans payable and other borrowings	25,811	29,343
Senior and convertible senior notes, net	1,803,167	1,306,535
Total liabilities	2,470,990	2,021,081
Stockholders’ Equity
Preferred stock, par value $0.01. Authorized 10,000,000 shares; none issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock, par value $0.01. Authorized 125,000,000 shares; 70,406,707 and 71,921,972 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	704	360
Additional paid-in capital	11,416	143,036
Retained earnings	5,275,400	4,998,177
Total stockholders’ equity	5,287,520	5,141,573
Total liabilities and stockholders’ equity	$7,758,510	$7,162,654
See accompanying notes to unaudited consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Homebuilding:
Home closing revenue	$1,399,335	$1,585,784	$4,357,148	$4,745,618
Land closing revenue	16,068	2,665	39,766	4,970
Total closing revenue	1,415,403	1,588,449	4,396,914	4,750,588
Cost of home closings	(1,132,378)	(1,193,219)	(3,453,213)	(3,535,589)
Cost of land closings	(15,876)	(1,985)	(37,128)	(4,283)
Total cost of closings	(1,148,254)	(1,195,204)	(3,490,341)	(3,539,872)
Home closing gross profit	266,957	392,565	903,935	1,210,029
Land closing gross profit	192	680	2,638	687
Total closing gross profit	267,149	393,245	906,573	1,210,716
Financial Services:
Revenue	8,460	8,070	24,967	22,734
Expense	(4,311)	(3,706)	(13,159)	(10,633)
Earnings/(loss) from financial services unconsolidated entities and other, net	331	(1,263)	1,846	(4,853)
Financial services profit	4,480	3,101	13,654	7,248
Commissions and other sales costs	(99,722)	(97,898)	(303,272)	(304,113)
General and administrative expenses	(51,787)	(59,198)	(163,967)	(163,114)
Interest expense	—	—	—	—
Other income, net	8,128	10,682	28,479	31,202
Loss on early extinguishment of debt	—	—	—	(631)
Earnings before income taxes	128,248	249,932	481,467	781,308
Provision for income taxes	(28,951)	(53,966)	(112,485)	(167,771)
Net earnings	$99,297	$195,966	$368,982	$613,537
Earnings per common share: (1)
Basic	$1.40	$2.70	$5.17	$8.45
Diluted	$1.39	$2.67	$5.13	$8.36
Weighted average number of shares: (1)
Basic	70,680	72,452	71,346	72,572
Diluted	71,188	73,338	71,879	73,402

(1) Share and per share amounts have been retroactively adjusted to reflect the 2-for-1 stock split that was effective on January 2, 2025. See Note 1.
See accompanying notes to unaudited consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net earnings	$368,982	$613,537
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	18,603	19,358
Real estate and land impairments	9,292	—
Stock-based compensation	14,780	19,305
Loss on early extinguishment of debt	—	631
Equity in earnings from unconsolidated entities	(3,133)	(3,925)
Distributions of earnings from unconsolidated entities	3,732	4,005
Other	18,852	15,093
Changes in assets and liabilities:
Increase in real estate	(413,224)	(723,835)
Increase in deposits on real estate under option or contract	(9,010)	(96,404)
(Increase)/decrease in other receivables, prepaids and other assets	(77,840)	7,307
(Decrease)/increase in accounts payable and accrued liabilities	(45,326)	21,387
Decrease in home sale deposits	(11,093)	(4,472)
Net cash used in operating activities	(125,385)	(128,013)
Cash flows from investing activities:
Investments in unconsolidated entities	(21,080)	(10,442)
Purchases of property and equipment	(20,145)	(21,174)
Proceeds from sales of property and equipment	184	179
Maturities/sales of investments and securities	1,750	750
Payments to purchase investments and securities	(1,750)	(750)
Net cash used in investing activities	(41,041)	(31,437)
Cash flows from financing activities:
Repayment of loans payable and other borrowings	(11,522)	(7,850)
Repayment of senior notes	—	(250,695)
Proceeds from issuance of senior and convertible senior notes	497,195	575,000
Payment of debt issuance costs	(5,106)	(17,332)
Purchase of capped calls related to issuance of convertible senior notes	—	(61,790)
Dividends paid	(91,759)	(81,619)
Repurchase of shares	(145,000)	(85,932)
Net cash provided by financing activities	243,808	69,782
Net increase/(decrease) in cash and cash equivalents	77,382	(89,668)
Cash and cash equivalents, beginning of period	651,555	921,227
Cash and cash equivalents, end of period	$728,937	$831,559
See Supplemental Disclosure of Cash Flow Information in Note 13.
See accompanying notes to unaudited consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION
Organization. Meritage Homes Corporation ("Meritage Homes") is a leading designer and builder of single-family attached and detached homes. We primarily build in long-term high-growth markets of the United States and offer a variety of entry-level and first move-up homes. We have operations in three regions: West, Central and East, which are comprised of twelve states: Arizona, California, Colorado, Utah, Tennessee, Texas, Alabama, Florida, Georgia, Mississippi, North Carolina, and South Carolina. We also operate a financial services segment, which offers title and escrow, mortgage, and insurance services to our homebuyers. Carefree Title Agency, Inc. ("Carefree Title"), our wholly-owned title company, provides title insurance and closing/settlement services to our homebuyers in certain states. Managing our own title operations allows us greater control over the entire escrow and closing cycles in addition to generating additional revenue. Meritage Homes Insurance Agency, Inc. (“Meritage Insurance”), our wholly-owned insurance broker, works in collaboration with insurance companies nationwide to offer homeowners insurance and other insurance products to our homebuyers. Our financial services operation also provides mortgage services to our homebuyers through an unconsolidated joint venture.
We commenced our homebuilding operations in 1985 through our predecessor company, Monterey Homes. Meritage Homes Corporation was incorporated in the state of Maryland in 1988 under the name of Homeplex Mortgage Investments Corporation and merged with Monterey Homes in 1996, at which time our name was changed to Monterey Homes Corporation and later ultimately to Meritage Homes Corporation. Since that time, we have engaged in homebuilding and related activities. Meritage Homes Corporation operates as a holding company and has no independent assets or operations. Meritage Homes' homebuilding construction, development and sales activities are conducted through its subsidiaries. Our homebuilding activities are conducted under the name of Meritage Homes in each of our homebuilding markets. At September 30, 2025, we were actively selling homes in 334 communities, with base prices ranging from approximately $176,000 to $1,020,000.

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
Cash and Cash Equivalents. Liquid investments with an initial maturity of three months or less are classified as cash equivalents. Amounts in transit from title companies or closing agents for home closings of approximately $57.6 million and $29.0 million are included in Cash and cash equivalents at September 30, 2025 and December 31, 2024, respectively.

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
We capitalize qualifying interest to inventory during the development and construction periods. Capitalized interest is included in Cost of closings when the related inventory is closed. Included within our Real estate inventory is land held for development, land held for sale, and mothball communities. Land held for development primarily represents land and development costs related to land where development activity is not currently underway but is expected to begin in the future. For these parcels, we have chosen not to currently develop certain land holdings as they typically represent a portion or phases of a larger land parcel that we plan to build out over several years. Mothball communities represent communities where we have elected to stop development of an existing community because we believe the economic performance of the community would be maximized by deferring development for a period of time to allow market conditions to improve. We do not capitalize interest for these inactive assets, and all ongoing costs of land ownership (i.e. property taxes, homeowner association dues, etc.) are expensed as incurred. See Note 2 for additional information related to capitalized interest.
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

Existing communities. Community-level reviews are performed quarterly to determine if indicators of potential impairment exist. If indicators of potential impairment exist and the undiscounted cash flows expected to be generated by an asset are lower than its carrying amount, impairment charges are recorded to write down the asset to its estimated fair value. The impairment of a community is allocated across the remaining lots in the community and is recognized in Cost of home closings in the period in which the impairment is determined. The fair value of the community’s assets is determined using either a market-based approach for projects to be sold or a discounted cash flow model for projects we intend to build out. If a market-based approach is used, we determine fair value based on recent comparable purchase and sale activity in the local market, adjusted for variances as determined by our knowledge of the region and general real estate expertise. If a discounted cash flow approach is used, we compute fair value using projections, estimates and observable and unobservable inputs such as (i) home selling prices in the community adjusted for current and expected sales discounts and incentives, (ii) costs related to the community — both land development and home construction — including costs spent to date and budgeted remaining costs to spend, (iii) projected sales absorption rates, reflecting any product mix change strategies implemented to stimulate the orders pace, (iv) expected cancellation rates, (v) alternative land uses including disposition of all or a portion of the land owned, if applicable, and (vi) discount rate, which is currently 10-14% and varies based on the perceived risk inherent in the community’s other cash flow assumptions. These assumptions vary widely across different communities and geographies and are largely dependent on local market conditions. Community-level factors that may impact our key estimates include:

•The presence and significance of local competitors, including their offered product type, comparable lot size, remaining lots and competitive actions such as incentive offerings;
•Economic and related demographic conditions for the surrounding community;
•Desirability of the particular community, including unique amenities or other favorable or unfavorable attributes; and
•Existing home inventory supplies for the surrounding community.

These local circumstances may significantly impact our assumptions and the resulting computation of fair value and are, therefore, closely evaluated by our division personnel in their preparation of the discounted cash flow models. The models are also evaluated by regional and corporate personnel for consistency and integration, as decisions that affect pricing or absorption at one community may have resulting consequences for neighboring communities.

Mothball communities. In certain cases, we may elect to stop development of an existing actively selling community (mothball) if we believe the economic performance of the community would be maximized by deferring development for a period of time to allow market conditions to improve. The decision may be based on financial and/or operational metrics. If we decide to mothball a community, we will impair it to its fair value, if applicable, as discussed above and then cease future development activity until such a time when management believes that market conditions have improved and economic performance will be maximized. Impairment charges, if any, are recognized in Cost of home closings in the period in which the impairment is determined. No costs are capitalized to communities that are designated as mothballed. When a community is initially placed into mothball status, it is management’s belief that the community is affected by local market conditions that are expected to improve within the next 1-5 years. Therefore, a temporary postponement of construction and development work is expected to yield better overall returns. Mothballed communities are reviewed at least annually to determine if they are at risk of future impairment. The financial and operational status and expectations of these communities are analyzed as well as any unique attributes that could be viewed as indicators for future impairments. Adjustments are made accordingly and incremental impairments, if any, are recorded at each re-evaluation.

Land held for sale or future development. Land held for sale or future development is reviewed at least annually to determine if it is at risk of future impairment. For land held for sale, our assessments typically involve third-party valuations, such as broker opinions, and recent comparable land sales in the area. For land held for future development, our assessments typically include highly subjective estimates for future performance, including the timing of development, the product to be offered, orders rates and selling prices of the product when the community is anticipated to open for sales, and the projected costs to develop and construct the community. We evaluate various factors to develop our forecasts, including the availability of and demand for homes and finished lots within the surrounding community, historical, current and future sales trends, and third-party data, if available. Based on these factors, we reach conclusions for future performance based on our judgment. If land held for sale or future development is deemed to be impaired, impairment changes are recognized in the period in which the impairment is determined. Impairments on land held for sale are recognized in Cost of land closings and impairments on land held for future development are recognized in Cost of home closings.

See Note 2 for additional information related to Real estate.
Deposits. Deposits paid related to land option and purchase contracts are recorded and classified as Deposits on real estate under option or contract until the related land is purchased. Deposits are reclassified as a component of Real estate at the time the deposit is used to offset the acquisition price of the land based on the terms of the underlying agreements. To the extent they are non-refundable, deposits are expensed to Cost of home closings if the land acquisition is terminated or no longer considered probable. Since our acquisition contracts typically do not require specific performance, we do not consider such contracts to be contractual obligations to purchase the land and our total exposure under such contracts is limited to the loss of any non-refundable deposits and any related capitalized costs. Our Deposits on real estate under option or contract were $198.2 million and $192.4 million as of September 30, 2025 and December 31, 2024, respectively. See Note 3 for additional information related to Deposits on real estate under option or contract.
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
The table below outlines our ROU assets and lease liabilities (in thousands):

	As of
	September 30, 2025	December 31, 2024
ROU assets	$58,800	$52,941
Lease liabilities	61,981	55,825
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
The table below outlines our surety bond and letter of credit obligations (in thousands):

	As of
	September 30, 2025		December 31, 2024
	Outstanding	Estimated work remaining to complete	Outstanding	Estimated work remaining to complete
Sureties:
Sureties related to owned projects and lots under contract	$996,463	$657,238	$1,056,529	$712,415
Total Sureties	$996,463	$657,238	$1,056,529	$712,415
Letters of Credit (“LOCs”):
LOCs for land development	79,116	N/A	105,371	N/A
LOCs for general corporate operations	5,000	N/A	5,000	N/A
Total LOCs	$84,116	N/A	$110,371	N/A

Accrued Liabilities. Accrued liabilities at September 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	As of
	September 30, 2025	December 31, 2024
Accruals related to real estate development and construction activities	$171,107	$167,075
Payroll and other benefits	92,624	131,733
Accrued interest	18,331	6,290
Accrued taxes	14,646	24,478
Warranty reserves	32,372	32,693
Lease liabilities	61,981	55,825
Other accruals	23,656	34,119
Total	$414,717	$452,213

Warranty Reserves. We provide home purchasers with limited warranties against certain building defects and we have certain obligations related to those post-construction warranties for closed homes. The specific terms and conditions of these limited warranties vary by state, but overall the nature of the warranties include a complete workmanship and materials warranty for the first year after the close of the home, a major mechanical warranty for two years after the close of the home and a structural warranty that typically extends up to 10 years after the close of the home. With the assistance of an actuary, we have estimated these reserves for the structural warranty based on the number of homes still under warranty and historical data and trends for our geographies. We may use industry data with respect to similar product types and geographic areas in markets where our experience is incomplete to draw a meaningful conclusion. We regularly review our warranty reserves and adjust them, as necessary, to reflect changes in trends as information becomes available. Based on such reviews of warranty costs incurred, we did not adjust the warranty reserve balance in the three or nine months ended September 30, 2025 or 2024. Included in the warranty reserve balances at September 30, 2025 and December 31, 2024 are case-specific warranty reserves, as discussed in Note 15.
A summary of changes in our warranty reserves follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Balance, beginning of period	$35,556	$34,769	$32,693	$37,360
Additions to reserve from new home deliveries	4,406	5,831	14,152	16,473
Warranty claims, net of recoveries	(7,590)	(5,249)	(14,473)	(18,482)
Adjustments to pre-existing reserves	—	—	—	—
Balance, end of period	$32,372	$35,351	$32,372	$35,351
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
Home closing and land closing revenue expected to be recognized in any future year related to remaining performance obligations (if any) and the associated contract liabilities expected to be recognized as revenue, excluding revenue pertaining to contracts that have an original expected duration of one year or less, are not material. Revenue from financial services includes estimated future insurance policy renewal commissions as our performance obligations are satisfied upon issuance of the initial policy with a third party broker. The related contract assets for these estimated future renewal commissions are not material at September 30, 2025 and December 31, 2024.
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

In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software ("ASU 2025-06"), which modernizes the accounting for the costs of internal-use software by removing all references to software development project stages so that the guidance is neutral to different software development methods. ASU 2025-06 is effective for our annual and interim reports covering the fiscal year beginning January 1, 2028, and may be applied on a retrospective, modified transition or prospective basis. We are currently evaluating the impact adopting this guidance will have on our consolidated financial statements.

NOTE 2 — REAL ESTATE AND CAPITALIZED INTEREST
Real estate consists of the following (in thousands):

	As of
	September 30, 2025	December 31, 2024
Homes completed and under construction (1)	$2,341,730	$2,375,639
Finished home sites and home sites under development (2)	3,798,957	3,353,136
Total	$6,140,687	$5,728,775

(1)Includes the allocated land and land development costs associated with each lot for sold and unsold homes.
(2)Includes raw land, land held for development, land held for sale and communities in mothball status, less impairments, if any. Land held for development, land held for sale and communities in mothball status totaled $118.5 million and $62.7 million as of September 30, 2025 and December 31, 2024, respectively. We do not capitalize interest for these inactive assets, and all ongoing costs of land ownership (i.e. property taxes, homeowner association dues, etc.) are expensed as incurred.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Capitalized interest, beginning of period	$63,814	$54,327	$53,678	$54,516
Interest incurred	20,050	12,752	54,759	40,004
Interest expensed	—	—	—	—
Interest amortized to cost of home and land closings	(12,663)	(13,348)	(37,236)	(40,789)
Capitalized interest, end of period	$71,201	$53,731	$71,201	$53,731
As discussed in Note 1, and in accordance with ASC 360-10, all of our land inventory and related real estate assets are periodically reviewed for recoverability when certain criteria are met, but at least annually, as our inventory is considered “long-lived” in accordance with GAAP. Due to the current economic environment, we evaluated our Real estate assets during the three months ended September 30, 2025. Based on these reviews, we recorded the following impairment charges during the three and nine months ended September 30, 2025 (in thousands). There were no impairment charges recorded during the three and nine months ended September 30, 2024.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2025	2025
Real estate inventory impairments:
West	$543	$543
Central	1,243	1,243
East	$6,907	$6,907
Total	$8,693	$8,693
Impairments of land held for sale:
West	—	$—
Central	—	—
East	599	$599
Total	$599	$599
Total impairments:
West	543	543
Central	1,243	1,243
East	7,506	7,506
Total	$9,292	$9,292

As discussed in Note 1, non-refundable deposits are expensed to Cost of home closings when a land acquisition is terminated or no longer considered probable. The following tables summarizes the write-offs of non-refundable deposits and associated pre-acquisitions costs for terminated land deals during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Terminated option/purchase contracts and related pre-acquisition costs:
West	$2,544	$976	$3,667	$2,182
Central	104	474	663	623
East	$3,151	572	$7,107	1,126
Total	$5,799	$2,022	$11,437	$3,931

NOTE 3 — VARIABLE INTEREST ENTITIES AND CONSOLIDATED REAL ESTATE NOT OWNED
We enter into purchase and option agreements for land or lots as part of the normal course of business. These purchase and option agreements enable us to acquire properties at one or multiple future dates at pre-determined prices. We believe these acquisition structures allow us to better leverage our balance sheet and reduce our financial risk associated with land acquisitions. In accordance with ASC 810, Consolidation, we evaluate all purchase and option agreements for land to determine whether they are a variable interest entity ("VIE"), and if so, whether we are the primary beneficiary. Although we do not have legal title to the underlying land, if we are the primary beneficiary we are required to consolidate the VIE in our financial statements and reflect its assets and liabilities as Real estate not owned and Liabilities related to real estate not owned, respectively. We determined that as of September 30, 2025 and December 31, 2024, we were not the primary beneficiary of any VIEs from which we have acquired rights to land or lots under option contracts.

The table below presents a summary of our lots under option at September 30, 2025 (dollars in thousands):

	Projected Number of Lots	Purchase Price	Option/ Earnest Money Deposits–Cash
Purchase and option contracts recorded on balance sheet as Real estate not owned	—	$—	$—
Option contracts — non-refundable deposits, committed (1)	10,881	970,742	115,217
Purchase contracts — non-refundable deposits, committed (1)	13,235	549,811	71,710
Purchase and option contracts —refundable deposits, committed	1,098	14,877	1,100
Total committed	25,214	1,535,430	188,027
Purchase and option contracts — refundable deposits, uncommitted (2)	20,958	1,197,816	10,131
Total lots under contract or option	46,172	$2,733,246	$198,158
Total purchase and option contracts not recorded on balance sheet (3)	46,172	$2,733,246	$198,158	(4)

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
(4)Amount is reflected on the accompanying unaudited consolidated balance sheets in Deposits on real estate under option or contract as of September 30, 2025.
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
The primary activity of our land joint ventures is the development and sale of lots to joint venture partners and/or unrelated builders. Our mortgage joint venture is engaged in mortgage activities and primarily provides mortgage services to our homebuyers. As of September 30, 2025, we had three active equity-method land joint ventures and one mortgage joint venture.

Summarized condensed combined financial information related to unconsolidated joint ventures that are accounted for using the equity method was as follows (in thousands):

	As of
	September 30, 2025	December 31, 2024
Assets:
Cash	$16,559	$4,434
Real estate	127,658	66,443
Other assets	5,810	7,286
Total assets	$150,027	$78,163
Liabilities and equity:
Accounts payable and other liabilities	$8,131	$7,148
Equity of:
Meritage (1)	45,740	27,735
Other	96,156	43,280
Total liabilities and equity	$150,027	$78,163

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$23,002	$12,469	$47,555	$35,798
Costs and expenses	(10,005)	(10,352)	(31,491)	(29,940)
Net earnings of unconsolidated entities	$12,997	$2,117	$16,064	$5,858
Meritage’s share of pre-tax earnings (1) (2)	$969	$1,298	$3,133	$3,925

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

NOTE 5 — LOANS PAYABLE AND OTHER BORROWINGS
Loans payable and other borrowings consist of the following (in thousands):

	As of
	September 30, 2025	December 31, 2024
Other borrowings, secured real estate notes payable (1)	$25,811	$29,343
$910.0 million unsecured revolving credit facility	—	—
Total	$25,811	$29,343
(1)Reflects balance of non-recourse notes payable in connection with land purchases.
The Company entered into an amended and restated unsecured revolving credit facility agreement ("Credit Facility") in 2014 that has been amended from time to time. On July 9, 2025, we entered into the Eleventh Amendment to Amended and Restated Credit Agreement, which extends the maturity date from June 12, 2029 to July 9, 2030. The Credit Facility's aggregate commitment is $910.0 million with an accordion feature permitting the size of the facility to increase to a maximum of $1.4 billion, subject to certain conditions, including the availability of additional bank commitments. Borrowings under the Credit Facility bear interest at the Company's option, at either (1) term Secured Overnight Financing Rate ("SOFR") (based on 1, 3, or 6 month interest periods, as selected by the Company) plus a 10 basis point adjustment plus an applicable margin (ranging from 110 basis points to 175 basis points (the "applicable margin")) based on the Company's leverage ratio as determined in accordance with a pricing grid, (2) the higher of (i) the prime lending rate ("Prime"), (ii) an overnight bank rate plus 50 basis points and (iii) term SOFR (based on a 1 month interest period) plus a 10 basis point adjustment plus 1%, in each case plus a margin ranging from 10 basis points to 75 basis points based on the Company's leverage in accordance with a pricing grid, or (3) daily simple SOFR plus a 10 basis point adjustment plus the applicable margin. At September 30, 2025, the interest rate on outstanding borrowings under the Credit Facility would have been 5.329% per annum, calculated in accordance with option (1) noted above and using the 1-month term SOFR. We are obligated to pay a fee on the undrawn portion of the Credit Facility at a rate determined by a tiered fee matrix based on our leverage ratio.
The Credit Facility also contains certain financial covenants, including (a) a minimum tangible net worth requirement of $3.3 billion (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings), and (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 60%. We were in compliance with all Credit Facility covenants as of September 30, 2025.
We had no outstanding borrowings under the Credit Facility as of September 30, 2025 and December 31, 2024. There were no borrowings or repayments under the Credit Facility during the three months ended September 30, 2025, and $5.0 million of borrowings and repayments under the Credit Facility during the nine months ended September 30, 2025. There were no borrowings or repayments under the Credit Facility during the three and nine months ended September 30, 2024. As of September 30, 2025, we had outstanding letters of credit issued under the Credit Facility totaling $84.1 million, leaving $825.9 million available under the Credit Facility to be drawn.

NOTE 6 — SENIOR AND CONVERTIBLE SENIOR NOTES, NET
Senior and convertible senior notes, net consist of the following (in thousands):

	As of
	September 30, 2025	December 31, 2024
5.125% senior notes due 2027 ("2027 Notes")	300,000	300,000
1.750% convertible senior notes due 2028 ("2028 Convertible Notes")	575,000	575,000
3.875% senior notes due 2029 ("2029 Notes")	450,000	450,000
5.650% senior notes due 2035 ("2035 Notes"). At September 30, 2025, there was $2,642 in net unamortized discount.	497,358	—
Net debt issuance costs	(19,191)	(18,465)
Total	$1,803,167	$1,306,535
The indentures for our 2027 Notes, 2029 Notes and 2035 Notes contain covenants that place limits on secured debt and sale and leaseback transactions. We were in compliance with all such covenants as of September 30, 2025.
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

Prior to February 15, 2028, the holders of the 2028 Convertible Notes may convert their notes only upon satisfaction of certain circumstances. During the three and nine months ended September 30, 2025, the circumstances allowing holders of the 2028 Convertible Notes to convert were not met. On or after February 15, 2028, until the close of business on the second scheduled trading day immediately preceding the maturity date of the Notes, holders may convert all or any portion of their Notes at any time, regardless of the foregoing circumstances.

For additional details related to our 2028 Convertible Notes and Capped Calls, see Note 7 in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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
Financial Instruments: The fair value of our fixed-rate debt is derived from quoted market prices by independent dealers (Level 2 inputs as per the discussion above) and is as follows (in thousands):

	As of
	September 30, 2025		December 31, 2024
	Aggregate Principal	Estimated Fair Value	Aggregate Principal	Estimated Fair Value
5.125% 2027 Notes	$300,000	$302,250	$300,000	$300,330
1.750% 2028 Convertible Notes	$575,000	$588,225	$575,000	$563,259
3.875% 2029 Notes	$450,000	$437,625	$450,000	$420,795
5.650% 2035 Notes	$500,000	$509,400	$—	$—
Other financial assets and liabilities, including our Loans payable and other borrowings, are generally shorter term in nature and the longer term balances are not material to our consolidated balance sheets. Therefore, we consider the carrying amounts of our other financial assets and liabilities to approximate fair value.
Non-Financial Instruments: Our Real estate assets are Level 3 instruments that are required to be recorded at fair value only if events and circumstances indicate that the carrying value may not be recoverable. The fair value of inventories that were measured as of September 30, 2025 was $392.4 million. See Note 1 for information on the significant observable and unobservable inputs we utilized in our fair value measurements with respect to the real estate assets measured at fair value.

NOTE 8 — EARNINGS PER SHARE
Basic and diluted earnings per common share were calculated as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Basic weighted average number of shares outstanding	70,680	72,452	71,346	72,572
Effect of dilutive securities:
Unvested restricted stock	508	886	533	830
Diluted average shares outstanding	71,188	73,338	71,879	73,402
Net earnings	$99,297	$195,966	$368,982	$613,537
Basic earnings per share	$1.40	$2.70	$5.17	$8.45
Diluted earnings per share	$1.39	$2.67	$5.13	$8.36

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
A summary of the carrying amount of goodwill follows (in thousands):

	West	Central	East	Financial Services	Corporate	Total
Balance at December 31, 2024 (1)	$—	$10,247	$22,715	$—	$—	$32,962
Additions	—	—	—	—	—	—
Balance at September 30, 2025	$—	$10,247	$22,715	$—	$—	$32,962

(1) Effective January 1, 2025, the Tennessee homebuilding operating segment has been reclassified from the East reporting segment to the Central reporting segment. See Note 1 for additional information about the reclassification of the Tennessee homebuilding operating segment. Prior period balances have been retroactively adjusted to reflect this reclassification.

NOTE 10 — STOCKHOLDERS’ EQUITY
A summary of changes in stockholders’ equity is presented below (in thousands):

	Nine Months Ended September 30, 2025
	(In thousands)
	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2024	71,922	$360	$143,036	$4,998,177	$5,141,573
Stock Split effective January 2, 2025 (See Note 8)	—	360	(360)	—	—
Net earnings	—	—	—	122,806	122,806
Stock-based compensation expense	—	—	6,325	—	6,325
Issuance of stock	514	5	(5)	—	—
Dividends declared	—	—	—	(30,887)	(30,887)
Share repurchases	(605)	(7)	(45,066)	—	(45,073)
Balance at March 31, 2025	71,831	$718	$103,930	$5,090,096	$5,194,744
Net earnings	—	—	—	146,879	146,879
Stock-based compensation expense	—	—	3,597	—	3,597
Dividends declared	—	—	—	(30,597)	(30,597)
Share repurchases	(674)	(6)	(45,443)	—	(45,449)
Balance at June 30, 2025	71,157	$712	$62,084	$5,206,378	$5,269,174
Net earnings	—	—	—	99,297	99,297
Stock-based compensation expense	—	—	4,858	—	4,858
Issuance of stock	22	—	—	—	—
Dividends declared	—	—	—	(30,275)	(30,275)
Share repurchases	(772)	(8)	(55,526)	—	(55,534)
Balance at September 30, 2025	70,407	$704	$11,416	$5,275,400	$5,287,520

	Nine Months Ended September 30, 2024
	(In thousands)
	Number of Shares (1)	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2023	72,850	$364	$290,955	$4,320,581	$4,611,900
Net earnings	—	—	—	186,016	186,016
Stock-based compensation expense	—	—	6,114	—	6,114
Issuance of stock	512	3	(3)	—	—
Dividends declared	—	—	—	(27,239)	(27,239)
Share repurchases	(724)	(4)	(56,214)	—	(56,218)
Balance at March 31, 2024	72,638	$363	$240,852	$4,479,358	$4,720,573
Net earnings	—	—	—	231,555	231,555
Stock-based compensation expense	—	—	4,718	—	4,718
Issuance of stock	16	—	—	—	—
Dividends declared	—	—	—	(27,245)	(27,245)
Capped call transactions, net of tax	—	—	(47,067)	—	(47,067)
Balance at June 30, 2024	72,654	363	198,503	4,683,668	4,882,534
Net earnings	—	—	—	195,966	195,966
Stock-based compensation expense	—	—	8,473	—	8,473
Dividends declared	—	—	—	(27,135)	(27,135)
Issuance of stock	8	—	—	—	—
Share repurchases	(302)	(1)	(30,047)	—	(30,048)
Balance at September 30, 2024	72,360	$362	$176,929	$4,852,499	$5,029,790
(1) Share amounts have been retroactively adjusted to reflect the Stock Split that was effective on January 2, 2025. See Note 1.
During the three months ended September 30, 2025 and 2024, our Board of Directors approved, and we paid, a quarterly cash dividend on common stock of $0.43 and $0.375 per share, respectively. Quarterly dividends declared and paid during the nine months ended September 30, 2025 and 2024, totaled $1.29 and $1.125 per share, respectively. During the three and nine months ended September 30, 2025 and 2024, we reflected the applicable excise tax on share repurchases in Additional paid-in capital as part of the cost basis of the stock repurchased and recorded a corresponding liability in Accrued liabilities on the accompanying unaudited consolidated balance sheets.

NOTE 11 — STOCK BASED AND DEFERRED COMPENSATION

We have a stock compensation plan, the Meritage Homes Corporation 2018 Stock Incentive Plan (the “2018 Plan"), that was approved by our Board of Directors and our stockholders and adopted in May 2018. In May 2023, the Board of Directors and stockholders approved an amendment to the 2018 Plan to increase the number of shares available for issuance by 1,600,000. The 2018 Plan is administered by our Board of Directors and allows for the grant of stock appreciation rights, restricted stock awards, restricted stock units, performance share awards and performance-based awards in addition to non-qualified and incentive stock options. All available shares from expired, terminated, or forfeited awards that remained under prior plans were merged into and became available for grant under the 2018 Plan. The 2018 Plan authorizes awards to officers, key employees, non-employee directors and consultants. The 2018 Plan authorizes 14,800,000 shares of stock to be awarded, of which 2,009,685 shares remain available for grant at September 30, 2025. We believe that such awards provide a means of long-term compensation to attract and retain qualified employees and better align the interests of our employees with those of our stockholders. Non-vested stock awards are usually granted with a five-year ratable vesting period for employees, a three-year cliff vesting for both restricted stock units and performance-based awards granted to executive officers and either a three-year cliff vesting or one-year vesting for non-employee directors, dependent on their appointment date.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock-based compensation expense	$4,858	$8,473	$14,780	$19,305
Non-vested shares granted	1,000	2,974	321,213	284,304
Performance-based non-vested shares granted	—	4,550	82,907	79,946
Performance-based shares issued in excess of target shares granted (1)	1,979	—	22,535	31,956
Restricted stock awards vested (includes performance-based awards)	20,600	7,216	513,650	504,452
(1)Performance-based shares that vested and were issued as a result of performance achievement exceeding the originally established targeted number of shares related to respective performance metrics related to the prior fiscal year performance period.
The following table includes additional information regarding our stock compensation plan (dollars in thousands):

	As of
	September 30, 2025	December 31, 2024
Unrecognized stock-based compensation cost	$35,161	$30,666
Weighted average years expense recognition period	2.00	1.95
Total equity awards outstanding (1)	1,005,018	1,256,932
(1)Includes unvested restricted stock units and performance-based awards (assuming 100%/target payout).
We also offer a non-qualified deferred compensation plan ("Deferred Compensation Plan") to highly compensated employees in order to allow them additional pre-tax income deferrals above and beyond the limits that qualified plans, such as 401(k) plans, impose on highly compensated employees. We do not currently offer a contribution match on the Deferred Compensation Plan. All contributions to the plan to date have been funded by the employees and, therefore, we have no associated expense related to the Deferred Compensation Plan for the three and nine months ended September 30, 2025 or 2024, other than minor administrative costs.

NOTE 12 — INCOME TAXES
Components of the provision for income taxes are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Federal	$25,115	$42,321	$94,244	$132,783
State	3,836	11,645	18,241	34,988
Total	$28,951	$53,966	$112,485	$167,771

The effective tax rate for the three and nine months ended September 30, 2025 was 22.6% and 23.4%, respectively, and for the three and nine months ended September 30, 2024 was 21.6% and 21.5%, respectively. The increase in the effective tax rate for the three and nine months ended September 30, 2025 reflects fewer homes qualifying for the §45L energy-efficient homes federal tax credit under the Internal Revenue Code ("IRC") enacted in the Inflation Reduction Act ("IRA") due to higher construction thresholds required to earn these tax credits beginning in 2025.
At September 30, 2025 and December 31, 2024, we have no unrecognized tax benefits. We believe our current income tax filing positions and deductions will be sustained on audit and we do not anticipate any adjustments that will result in a material change. Our policy is to accrue interest and penalties on unrecognized tax benefits and include them in the provision for income taxes.
We determine our deferred tax assets and liabilities in accordance with ASC 740, Income Taxes. We evaluate our deferred tax assets, including the benefit from net operating losses ("NOLs"), by jurisdiction to determine if a valuation allowance is required. This evaluation considers, among other matters, the nature, frequency and severity of cumulative losses, forecasts of future profitability, the length of statutory carryforward periods, experiences with operating losses and experiences of utilizing tax credit carry forwards and tax planning alternatives. We have no NOLs or credit carryovers, and determined that no valuation allowance on our deferred tax assets is necessary at September 30, 2025.
At September 30, 2025, we had no income taxes payable and $16.2 million income taxes receivable. The income taxes receivable primarily consists of federal and state estimated tax payments and energy tax credits in excess of income tax liability accrued at September 30, 2025. We have accrued income taxes of $11.6 million recorded in Accrued liabilities on the accompanying unaudited consolidated balance sheets at September 30, 2025 that consists primarily of state franchise tax and federal excise tax.

We conduct business and are subject to tax in the U.S. both federally and in several states. With few exceptions, we are no longer subject to U.S. federal, state, or local income tax examinations by taxing authorities for years prior to 2020. We do not have any Federal or state income tax examinations pending resolution at this time.

On July 4, 2025, the President signed into law the One Big Beautiful Bill Act (“OBBBA”), which includes several significant corporate tax changes. The legislation modifies or extends provisions originally enacted under the Tax Cuts and Jobs Act of 2017, including but not limited to the reinstatement of immediate expensing for research and development expenditures and the restoration of 100% bonus depreciation for qualified property. In addition, OBBBA introduces new provisions, including the repeal of the §45L energy-efficient home credit for homes acquired after June 30, 2026, and a new 1% floor on charitable contribution deductions. We have incorporated the effective changes into our provision and continue to evaluate the full impact of the legislation. However, we do not expect the legislative changes to have a material effect on our effective tax rate for the year ending December 31, 2025.

NOTE 13 — SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
The following table presents certain supplemental cash flow information (in thousands):

	Nine Months Ended September 30,
	2025	2024
Cash paid during the year for:
Interest, net of interest capitalized	$(17,546)	$(14,816)
Income taxes paid, net	$131,475	$184,667
Non-cash operating activities:
Real estate acquired through notes payable	$7,990	$3,630
ROU assets obtained in exchange for new operating lease obligations	$12,172	$9,139
Non-cash investing and financing activities:
Distributions of real estate from unconsolidated joint ventures, net	$3,090	$9,315

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

The following tables provide financial information about our reportable segments and Corporate and other categories (in thousands):

	Three Months Ended September 30, 2025
	West	Central	East	Total
Home closing revenue	$420,658	$443,086	$535,591	$1,399,335
Land closing revenue	—	1,841	14,227	16,068
Total closing revenue	420,658	444,927	549,818	1,415,403

Cost of home closings	338,211	348,270	445,897	1,132,378
Cost of land closings	—	2,411	13,465	15,876
Total cost of closings	338,211	350,681	459,362	1,148,254

Home closing gross profit	82,447	94,816	89,694	266,957
Land closing gross (loss)/profit	—	(570)	762	192
Total closing gross profit	82,447	94,246	90,456	267,149

Home closing gross margin	19.6%	21.4%	16.7%	19.1%

Commissions and other sales costs	26,387	34,189	39,146	99,722
General and administrative expenses	13,314	11,854	16,536	41,704

Homebuilding segment operating income	42,746	48,203	34,774	125,723

Financial services segment profit				4,480
Corporate and unallocated costs (1)				(10,083)
Interest expense				—
Other income, net				8,128
Earnings before income taxes				$128,248

(1)Balance consists primarily of corporate costs and shared service functions such as finance and treasury that are not allocated to the homebuilding or financial services reporting segments.

	Three Months Ended September 30, 2024
	West	Central	East	Total
Home closing revenue	$594,509	$484,739	$506,536	$1,585,784
Land closing revenue	—	2,125	540	2,665
Total closing revenue	594,509	486,864	507,076	1,588,449

Cost of home closings	$456,171	$360,413	$376,635	$1,193,219
Cost of land closings	—	1,480	505	1,985
Total cost of closings	456,171	361,893	377,140	1,195,204

Home closing gross profit	138,338	124,326	129,901	392,565
Land closing gross profit	—	645	35	680
Total closing gross profit	138,338	124,971	129,936	393,245

Home closing gross margin	23.3%	25.6%	25.6%	24.8%

Commissions and other sales costs	31,235	33,664	32,999	97,898
General and administrative expenses	13,212	12,658	15,261	41,131

Homebuilding segment operating income	93,891	78,649	81,676	254,216

Financial services segment profit				3,101
Corporate and unallocated costs (1)				(18,067)
Interest expense				—
Other income, net				10,682
Earnings before income taxes				$249,932

(1)Balance consists primarily of corporate costs and shared service functions such as finance and treasury that are not allocated to the homebuilding or financial services reporting segments.

	Nine Months Ended September 30, 2025
	West	Central	East	Total
Home closing revenue	$1,449,499	$1,336,048	$1,571,601	$4,357,148
Land closing revenue	691	9,740	29,335	39,766
Total closing revenue	1,450,190	1,345,788	1,600,936	4,396,914

Cost of home closings	1,147,619	1,043,916	1,261,678	3,453,213
Cost of land closings	142	10,439	26,547	37,128
Total cost of closings	1,147,761	1,054,355	1,288,225	3,490,341

Home closing gross profit	301,880	292,132	309,923	903,935
Land closing gross profit/(loss)	549	(699)	2,788	2,638
Total closing gross profit	302,429	291,433	312,711	906,573

Home closing gross margin	20.8%	21.9%	19.7%	20.7%

Commissions and other sales costs	85,973	102,500	114,799	303,272
General and administrative expenses	39,951	37,236	53,817	131,004

Homebuilding segment operating income	176,505	151,697	144,095	472,297

Financial services segment profit				13,654
Corporate and unallocated costs (1)				(32,963)
Interest expense				—
Other income, net				28,479
Earnings before income taxes				$481,467
(1)Balance consists primarily of corporate costs and shared service functions such as finance and treasury that are not allocated to the homebuilding or financial services reporting segments.

	Nine Months Ended September 30, 2024
	West	Central	East	Total
Home closing revenue	$1,732,978	$1,496,889	$1,515,751	$4,745,618
Land closing revenue	—	2,125	2,845	4,970
Total closing revenue	1,732,978	1,499,014	1,518,596	4,750,588

Cost of home closings	1,331,248	1,096,051	1,108,290	3,535,589
Cost of land closings	—	1,480	2,803	4,283
Total cost of closings	1,331,248	1,097,531	1,111,093	3,539,872

Home closing gross profit	401,730	400,838	407,461	1,210,029
Land closing gross profit	—	645	42	687
Total closing gross profit	401,730	401,483	407,503	1,210,716

Home closing gross margin	23.2%	26.8%	26.9%	25.5%

Commissions and other sales costs	96,054	105,956	102,103	304,113
General and administrative expenses	39,742	36,292	44,108	120,142

Homebuilding segment operating income	265,934	259,235	261,292	786,461

Financial services segment profit				7,248
Corporate and unallocated costs (1)				(42,972)
Interest expense				—
Other income, net				31,202
Loss on early extinguishment of debt				(631)
Earnings before income taxes				$781,308

(1)Balance consists primarily of corporate costs and shared service functions such as finance and treasury that are not allocated to the homebuilding or financial services reporting segments.

	At September 30, 2025
	West		Central		East		Financial Services	Corporate and Unallocated		Total
Deposits on real estate under option or contract	$26,818		$61,919		$109,421		$—	$—		$198,158
Real estate	1,830,250		1,775,866		2,534,571		—	—		6,140,687
Investments in unconsolidated entities	20,358		24,562		—		—	794		45,714
Other assets	53,659	(1)	336,898	(2)	85,949	(3)	2,547	894,898	(4)	1,373,951
Total assets	$1,931,085		$2,199,245		$2,729,941		$2,547	$895,692		$7,758,510

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

NOTE 15 — COMMITMENTS AND CONTINGENCIES
We are involved in various routine legal and regulatory proceedings, including, without limitation, claims and litigation alleging construction defects. In general, the proceedings are incidental to our business, and most exposure is subject to and should be covered by warranty and indemnity obligations of our consultants and subcontractors. Additionally, some such claims are also covered by insurance. With respect to the majority of pending litigation matters, our ultimate legal and financial responsibility, if any, cannot be estimated with certainty and, in most cases, any potential material losses related to these matters are not considered probable. Historically, most disputes regarding warranty claims are resolved prior to litigation. We believe there are no pending legal or warranty matters as of September 30, 2025 that could have a material adverse impact upon our consolidated financial condition, results of operations or cash flows that have not been sufficiently reserved.

We have case specific reserves within our $32.4 million of total Warranty reserves related to alleged stucco defects in certain homes we constructed predominantly between 2015 and 2019. Our review and management of these matters is ongoing and our estimate of and reserves for resolving them is based on internal data, historical experience, our judgment and various assumptions and estimates. Due to the degree of judgment and the potential for variability in our underlying assumptions and data, as we obtain additional information, we may revise our estimate and thus our related reserves. As of September 30, 2025, after considering potential recoveries from the consultants and contractors involved and their insurers and the potential recovery under our general liability insurance policies, we did not adjust such reserves and we believe our reserves are sufficient to cover the above mentioned matters. See Note 1 for information related to our warranty obligations.

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
The words “believe,” “expect,” “anticipate,” “forecast,” “plan,” “intend,” “may,” “will,” “should,” “could,” “estimate,” "target," and “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. All statements we make other than statements of historical fact are forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Forward-looking statements in this Quarterly Report may include statements concerning our belief that we have sufficient liquidity; our goals, strategies and strategic initiatives including our 60-day closing ready commitment, our use of interest rate buy-downs and other financing incentives, our partnership with external realtors, and the anticipated benefits relating thereto; our intentions and the expected benefits and advantages of our product and land positioning strategies, including with respect to our focus on the first-time and first move-up home buyer and housing demand for affordable homes; the benefits of and our intentions to use options to acquire land; our positions and our expected outcome relating to litigation and regulatory proceedings in general; our intentions to pay quarterly dividends; the sustainability of our tax positions; that we may repurchase our debt and equity securities; our non-use of derivative financial instruments; expectations regarding our industry and our business for the remainder of 2025 and beyond; the demand for and the pricing of our homes; our land and lot acquisition strategy (including that we will redeploy cash to acquire well-positioned finished lots and that we may participate in joint ventures or opportunities outside of our existing markets if opportunities arise and the benefits relating thereto); that we may expand into new markets; the availability of labor and materials for our operations; that we may seek additional debt or equity capital; our expectation that existing guarantees, letters of credit and performance and surety bonds will not be drawn on; the sufficiency of our insurance coverage and legal and warranty reserves; the outcome of pending litigation; the sources and sufficiency of our capital resources to support our business strategy; the sufficiency of our land pipeline; the impact of new accounting standards and changes in accounting estimates; trends and expectations concerning future demand for homes, home construction cycle times, sales prices, sales incentives, sales orders, cancellations, construction and materials costs and availability, general and administrative costs, mortgage interest rates, gross margins, land costs, inflation, and community counts; our future cash needs and sources; and the impact of seasonality.

Important factors that could cause actual results to differ materially from those in forward-looking statements, and that could negatively affect our business include, but are not limited to, the following: increases in interest rates or decreases in mortgage availability, and the cost and use of rate locks and buy-downs; the cost of materials used to develop communities and construct homes; cancellation rates; supply chain and labor constraints; shortages in the availability and cost of subcontract labor; the ability of our potential buyers to sell their existing homes; our ability to acquire and develop lots may be negatively impacted if we are unable to obtain performance and surety bonds; the adverse effect of slow absorption rates; legislation related to tariffs; impairments of our real estate inventory; competition; home warranty and construction defect claims; failures in health and safety performance; fluctuations in quarterly operating results; our level of indebtedness; our exposure to counterparty risk with respect to our capped calls; our ability to obtain financing if our credit ratings are downgraded; our exposure to and impacts from natural disasters or severe weather conditions; the availability and cost of finished lots and undeveloped land; the success of our strategy to offer and market entry-level and first move-up homes; a change to the feasibility of projects under option or contract that could result in the write-down or write-off of earnest money or option deposits; our limited geographic diversification; our exposure to information technology failures and security breaches and the impact thereof; the loss of key personnel; changes in tax laws that adversely impact us or our homebuyers; our inability to prevail on contested tax positions; failure of our employees and representatives to comply with laws and regulations; our compliance with government regulations; liabilities or restrictions resulting from regulations applicable to our financial services operations; negative publicity that affects our reputation; potential disruptions to our business by an epidemic or pandemic, and measures that federal, state and local governments and/or health authorities implement to address it; and other factors identified in documents filed by the Company with the Securities and Exchange Commission ("SEC"), including those set forth in our Form 10-K for the year ended December 31, 2024 and this Quarterly Report on Form 10-Q under the caption "Risk Factors."
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
Overview and Outlook

The macroeconomic landscape continued to challenge the homebuilding sector in the third quarter of 2025 due to elevated mortgage interest rates, an increase in the supply of resale inventory and diminished consumer confidence. We were able to navigate these conditions by leaning in to our strategy to more effectively compete with the resale market with a sufficient inventory of affordable, move-in ready homes ready to close within 60 days, and a commitment to partner with third party brokers, who facilitate most residential real estate transactions in the U.S. We believe this strategy allows us to effectively align prospective homebuyers with immediately available homes with a comfortable monthly mortgage payment. Although we expect that mortgage rates will remain volatile and macroeconomic concerns will continue to impact consumer psychology for the near to mid-term, we believe that our interest rate buy-downs, other financing incentives and affordable price points provide us with a competitive advantage, particularly over resale homes as individual home sellers are not typically able to provide such incentives.

In addition to the challenging sales environment, the homebuilding sector continues to experience elevated land costs following several years of historically high land development costs. These elevated land costs are negatively impacting our margins, although we have seen offsetting improvements in margin due to construction cycle times and material costs returning to normalized levels in the third quarter of 2025 after stabilizing in late 2024.
We believe that our strategy has, and will continue to drive strong performance of key financial measures, including home closing volume, home closing gross margin, selling, general and administrative cost leveraging, balance sheet management and long-term community count growth.
Summary Company Results

Home closing volume of 3,685 homes in the three months ended September 30, 2025 was down 6.5% from 3,942 homes in the same prior year period. The lower closing volume combined with a 5.6% decrease in average sales price ("ASP") on closings for $1.4 billion in home closing revenue, an 11.8% decrease from $1.6 billion in the three months ended September 30, 2024. The lower ASP is a result of increased cost and utilization of incentives and geographic mix shift, and contributed to the third quarter 2025 home closing gross margin decline of 570 basis points to 19.1%, compared to 24.8% in the prior year period. The decrease in home closing gross margin was also attributable to real estate-related impairments and charges incurred related to terminated land contracts, higher lot costs, and reduced leverage of fixed costs on lower home closing revenue. These increased costs were partially offset by savings in direct costs, leading to home closing gross profit of $267.0 million in the third quarter 2025 compared to $392.6 million in the prior year period. Land closing gross profit was $0.2 million and $0.7 million in the three months ended September 30, 2025 and 2024, respectively. Financial services profit of $4.5 million in the three months ended September 30, 2025 increased from $3.1 million in the same period of 2024 due to fewer charges in the current period related to the expiration of interest rate forward commitments. Commissions and other sales costs of $99.7 million in the three months ended September 30, 2025 increased $1.8 million due to higher commission rates and broker participation, and higher maintenance and utility costs as a result of having more spec homes in inventory. General and administrative expenses of $51.8 million in the three months ended September 30, 2025 decreased $7.4 million from $59.2 million in the same period of 2024 primarily from lower compensation expense. Earnings before income taxes for the three months ended September 30, 2025 of $128.2 million decreased $121.7 million year over year from $249.9 million in the same period of 2024. The effective income tax rate of 22.6% for the three months ended September 30, 2025 increased from 21.6% in 2024 due to fewer homes qualifying for energy tax credits under the Inflation Reduction Act ("IRA") in 2025. The decrease in year-over-year profitability resulted in net earnings of $99.3 million in the three months ended September 30, 2025 versus $196.0 million in the three months ended September 30, 2024.

For the nine months ended September 30, 2025, home closing volume and ASP on closings decreased 2.6% and 5.8%, respectively, for a combined decrease in home closing revenue of 8.2%. Home closing gross margin of 20.7% declined 480 basis points year over year, for a $306.1 million decrease in home closing gross profit due to greater utilization and higher cost of incentives, higher lot costs, reduced leverage of fixed costs on lower home closing revenue, and to a lessor extent, real estate-related impairments and charges incurred related to terminated land contracts, all of which were partially offset by savings in direct costs and improved construction cycle times. Year to date, commissions and other sales costs were in line with the comparable 2024 period despite the lower home closing volume. General and administrative expenses for the nine months ended September 30, 2025 increased $0.9 million year over year as lower compensation expense was more than offset by increased spend on new technology and expenses associated with start-up costs for our new divisions. Lower revenue, gross margin and profitability, combined with flat selling, general and administrative expenses and an effective tax rate of 23.4% led to net income of $369.0 million for the nine months ended September 30, 2025, compared to $613.5 million for the comparable 2024 period.

Home orders of 3,636 for the three months ended September 30, 2025 increased 3.5% from 3,512 home orders in the prior year quarter due to a 14.3% increase in average active communities. The higher community count was partially offset by a decrease in orders pace of 3.8 net homes per month in the third quarter of 2025, down from 4.1 in the prior year period. Home order value during the three months ended September 30, 2025 of $1.4 billion was consistent year-over-year, as the higher order volume was offset by a 4.1% decrease in ASP on orders caused by the same factors that impacted ASP on closings, discussed previously. Our cancellation rate was 11% in the third quarter of 2025, compared to 10% in the third quarter of 2024. We ended the third quarter of 2025 with 1,699 homes in backlog valued at $670.0 million, decreases of 25.6% and 28.1%, respectively, from September 30, 2024. The lower backlog units is directly tied to the backlog conversion rate of 211% during the third quarter of 2025, compared to 145% in the same quarter of 2024. The decrease in backlog and higher backlog conversion rate is a direct output of our strategy of offering move-in ready homes with a 60-day closing ready commitment, as we are selling homes later in the construction cycle and are therefore able to shorten the time between home sale and home closing. Of the homes closed in third quarter of 2025, approximately 60% were sold within the same quarter, compared to approximately 44% in the prior year period.

We ended the third quarter of 2025 with 334 active communities, up from 278 at September 30, 2024. We purchased approximately 12,200 lots for $719.6 million, spent $782.6 million on land development, net of reimbursements, and started construction on 10,756 homes during the nine months ended September 30, 2025.

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
•Continuously improving the overall home buying experience through simplification and innovation; and
•Increasing homeowner satisfaction by offering energy-efficient homes that are cleaner and healthier.
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
•Carefully managing our liquidity and maintaining a strong balance sheet. We ended the third quarter of 2025 with a 25.7% debt-to-capital ratio and a 17.2% net debt-to-capital ratio, after issuing $500.0 million of senior notes during the first quarter of 2025;

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

Critical Accounting Estimates
The critical accounting estimates that we deem to involve the most difficult, subjective or complex judgments include real estate valuation and cost of home closings and warranty reserves. There have been no significant changes to our critical accounting estimates during the nine months ended September 30, 2025 compared to those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our 2024 Annual Report on Form 10-K for the year ended December 31, 2024 (the "Annual Report").

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

Home Closing Revenue	Three Months Ended September 30,		Quarter over Quarter
	2025	2024	Change $	Change %
Total
Dollars	$1,399,335	$1,585,784	$(186,449)	(11.8)%
Homes closed	3,685	3,942	(257)	(6.5)%
Average sales price	$379.7	$402.3	$(22.6)	(5.6)%
West Region
Dollars	$420,658	$594,509	$(173,851)	(29.2)%
Homes closed	883	1,220	(337)	(27.6)%
Average sales price	$476.4	$487.3	$(10.9)	(2.2)%
Central Region
Dollars	$443,086	$484,739	$(41,653)	(8.6)%
Homes closed	1,260	1,346	(86)	(6.4)%
Average sales price	$351.7	$360.1	$(8.4)	(2.3)%
East Region
Dollars	$535,591	$506,536	$29,055	5.7%
Homes closed	1,542	1,376	166	12.1%
Average sales price	$347.3	$368.1	$(20.8)	(5.7)%

	Nine Months Ended September 30,		Quarter over Quarter
	2025	2024	Change $	Change %
Total
Dollars	$4,357,148	$4,745,618	$(388,470)	(8.2)%
Homes closed	11,271	11,567	$(296)	(2.6)%
Average sales price	$386.6	$410.3	$(23.7)	(5.8)%
West Region
Dollars	$1,449,499	$1,732,978	$(283,479)	(16.4)%
Homes closed	3,046	3,499	$(453)	(12.9)%
Average sales price	$475.9	$495.3	$(19.4)	(3.9)%
Central Region
Dollars	$1,336,048	$1,496,889	$(160,841)	(10.7)%
Homes closed	3,821	4,081	$(260)	(6.4)%
Average sales price	$349.7	$366.8	$(17.1)	(4.7)%
East Region
Dollars	$1,571,601	$1,515,751	$55,850	3.7%
Homes closed	4,404	3,987	$417	10.5%
Average sales price	$356.9	$380.2	$(23.3)	(6.1)%

Home Orders (1)	Three Months Ended September 30,		Quarter over Quarter
	2025	2024	Change $	Change %
Total
Dollars	$1,415,089	$1,425,610	$(10,521)	(0.7)%
Homes ordered	3,636	3,512	124	3.5%
Average sales price	$389.2	$405.9	$(16.7)	(4.1)%
West Region
Dollars	$426,509	$521,029	$(94,520)	(18.1)%
Homes ordered	867	1,067	(200)	(18.7)%
Average sales price	$491.9	$488.3	$3.6	0.7%
Central Region
Dollars	$468,690	$428,660	$40,030	9.3%
Homes ordered	1,289	1,184	105	8.9%
Average sales price	$363.6	$362.0	$1.6	0.4%
East Region
Dollars	$519,890	$475,921	$43,969	9.2%
Homes ordered	1,480	1,261	219	17.4%
Average sales price	$351.3	$377.4	$(26.1)	(6.9)%

	Nine Months Ended September 30,		Quarter over Quarter
	2025	2024	Change $	Change %
Total
Dollars	$4,520,704	$4,630,261	$(109,557)	(2.4)%
Homes ordered	11,426	11,302	124	1.1%
Average sales price	$395.7	$409.7	$(14.0)	(3.4)%
West Region
Dollars	$1,450,859	$1,659,130	$(208,271)	(12.6)%
Homes ordered	2,961	3,351	(390)	(11.6)%
Average sales price	$490.0	$495.1	$(5.1)	(1.0)%
Central Region
Dollars	$1,433,125	$1,455,883	$(22,758)	(1.6)%
Homes ordered	3,952	3,958	(6)	(0.2)%
Average sales price	$362.6	$367.8	$(5.2)	(1.4)%
East Region
Dollars	$1,636,720	$1,515,248	$121,472	8.0%
Homes ordered	4,513	3,993	520	13.0%
Average sales price	$362.7	$379.5	$(16.8)	(4.4)%
(1)Home orders for any period represent the aggregate sales price of all homes ordered, net of cancellations. We do not include orders contingent upon the sale of a customer’s existing home or a mortgage pre-approval as a sales contract until the contingency is removed.

Order Backlog (1)	At September 30,		Quarter over Quarter
	2025	2024	Change $	Change %
Total
Dollars	$670,007	$931,656	$(261,649)	(28.1)%
Homes in backlog	1,699	2,284	(585)	(25.6)%
Average sales price	$394.4	$407.9	$(13.5)	(3.3)%
West Region
Dollars	$176,493	$286,336	$(109,843)	(38.4)%
Homes in backlog	350	598	(248)	(41.5)%
Average sales price	$504.3	$478.8	$25.5	5.3%
Central Region
Dollars	$232,018	$267,890	$(35,872)	(13.4)%
Homes in backlog	612	718	(106)	(14.8)%
Average sales price	$379.1	$373.1	$6.0	1.6%
East Region
Dollars	$261,496	$377,430	$(115,934)	(30.7)%
Homes in backlog	737	968	(231)	(23.9)%
Average sales price	$354.8	$389.9	$(35.1)	(9.0)%

(1)Our backlog represents net home orders that have not closed.

Active Communities and Cancellation Rates

Active Communities	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
	Ending	Average	Ending	Average	Ending	Average	Ending	Average
Total	334	323.0	278	282.5	334	307.5	278	278.1
West Region	85	85.0	86	85.5	85	86.7	86	83.2
Central Region	97	91.0	83	86.5	97	88.6	83	91.7
East Region	152	147.0	109	110.5	152	132.2	109	103.2

Cancellation Rates (2)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total	11%	10%	10%	9%
West Region	9%	10%	8%	10%
Central Region	10%	10%	10%	10%
East Region	12%	10%	10%	9%

(2)Cancellation rates are computed as the number of canceled units for the period divided by the gross sales units for the same period.

Operating Results

Companywide. In the three months ended September 30, 2025, we closed 3,685 homes, 6.5% lower than 3,942 closings in the three months ended September 30, 2024. The decrease in home closing volume combined with a 5.6% lower ASP on closings led to $1.4 billion in home closing revenue for the three months ended September 30, 2025, 11.8% lower than the same period in 2024. Home order volume in the three months ended September 30, 2025 of 3,636 homes was 3.5% higher than 3,512 homes in the three months ended September 30, 2024, due to a 14.3% increase in average active communities, which was partially offset by a 7.3% lower orders pace of 3.8 net homes per month in the three months ended September 30, 2025 compared to 4.1 in the same period in 2024. The improvement in home order volume was offset by a 4.1% lower ASP on orders, leading to home order value of $1.4 billion for the three months ended September 30, 2025, which was relatively flat with the prior year period. The decline in ASP on both closings and orders was caused by increased cost and utilization of incentives and shift in geographic mix. Order cancellations of 11% for the three months ended September 30, 2025 was up just slightly from the same period of the prior year. The current run rate for cancellations across the company is below our historical company average and we believe that this demonstrates the benefits of a shorter timeline between home order and home closing that is a product of our move-in ready homes with a 60-day closing ready commitment.

For the nine months ended September 30, 2025, home closing volume of 11,271 closings was 2.6% lower than the prior year period, and ASP on closings decreased 5.8%, generating home closing revenue of $4.4 billion, an 8.2% decline from $4.7 billion in the prior year period. Home order volume of 11,426 for the nine months ended September 30, 2025 was up 1.1% over the prior year period, while a 3.4% lower ASP on orders led to a 2.4% decrease in home order value of $4.5 billion. We ended the third quarter of 2025 with our highest ever community count of 334 actively selling communities, up from 278 at September 30, 2024. The quarter ended with 1,699 homes in backlog valued at $670.0 million, compared to 2,284 units valued at $931.7 million at September 30, 2024. The lower backlog year over year is a result of our backlog conversion rate of 211% compared to 145% in the prior year period, as we are selling spec homes later in the construction cycle in order to meet our 60-day closing ready commitment.
West. The West Region generated $420.7 million in home closing revenue in the three months ended September 30, 2025, a 29.2% decrease compared to the $594.5 million in the prior year period. The lower revenue was driven by 27.6% lower closing volume of 883 homes in the three months ended September 30, 2025, compared to 1,220 homes in the prior year coupled with a 2.2% lower ASP on closings resulting from higher utilization and cost of incentives. Home orders for the three months ended September 30, 2025 of 867 were down 18.7% from 1,067 in the prior year period, despite a relatively flat average active community count year over year. The Region had a 19.0% decrease in orders pace to 3.4 net homes per month, reflecting the tougher selling environment. Home order value of $426.5 million for the three months ended September 30, 2025 decreased 18.1% due entirely to lower order volume, as ASP on orders was slightly higher due to a shift in geographic mix within the region. The West Region cancellation rate of 9% in the three months ended September 30, 2025 was an improvement from 10% in the prior year period and the lowest rate in the Company.
For the nine months ended September 30, 2025, home closing revenue of $1.4 billion decreased 16.4% due to a 12.9% decrease in home closing volume and a 3.9% lower ASP on closings for the same reasons as noted above for the third quarter. Home order volume in the West Region of 2,961 decreased 11.6% as orders pace declined to 3.8 net homes per month, partially offset by a 4.2% increase in the number of average actively selling communities. Home order value of $1.5 billion was down 12.6% due the lower volume and a slightly lower ASP. The year-to-date cancellation rate of 8% improved from 10% in the prior year period. The West Region ended the third quarter of 2025 with 350 homes in backlog valued at $176.5 million, compared to 598 units valued at $286.3 million at September 30, 2024. The lower backlog is the combined effect of the lower orders in the third quarter of 2025, along with a higher backlog conversion rate of 241% for the three months ended September 30, 2025 compared to 162% in the same period of 2024.
Central. The Central Region closed 1,260 homes in the three months ended September 30, 2025, down 6.4% from 1,346 in the prior year period. Home closing revenue of $443.1 million in the three months ended September 30, 2025 was 8.6% lower than $484.7 million in the prior year period due to the combined impact of lower home closing volume and a 2.3% decrease in ASP on closings. The decline in ASP on closings is a result of higher cost and utilization of incentives. Home order volume increased 8.9% to 1,289 homes in the three months ended September 30, 2025 due to a 2.2% improvement in orders pace of 4.7 homes per month combined with a 5.2% increase in average active community count. The increase in volume and a slight increase in ASP on orders led to a 9.3% improvement in home order value of $468.7 million in the three months ended September 30, 2025. The Central Region cancellation rate of 10% in the three months ended September 30, 2025 was consistent with the prior year period.

The Central Region had home closing revenue of $1.3 billion for the nine months ended September 30, 2025, 10.7% lower than the prior year due to a 6.4% decline in closing volume of 3,821 homes and a 4.7% decrease in ASP on closings. The lower ASP on closings is due to increased use and cost of incentives during the nine months ended September 30, 2025. Home order volume for the nine months ended September 30, 2025 was consistent year over year, as a 4.2% increase in orders pace of 5.0 net homes per month was offset by a 3.4% decrease in average active communities. Home order value was $1.4 billion for the nine months ended September 30, 2025, below $1.5 billion in the prior year period, due to consistent order volume but a nominally lower ASP on orders. The year-to-date cancellation rate of 10% for the nine months ended September 30, 2025 was consistent with the prior year period. The Central Region ended the quarter with 612 units in backlog valued at $232.0 million, down 14.8% and 13.4%, respectively, compared to September 30, 2024, due to a higher backlog conversion rate of 216% in the third quarter of 2025 compared to 153% in the comparable prior year quarter.
East. During the three months ended September 30, 2025, the East Region closed 1,542 homes for $535.6 million, up 12.1% and 5.7%, respectively from 1,376 closings and $506.5 million in home closing revenue in the comparable prior year period. The higher closing volume was the result of a 33.0% higher average active community count in the third quarter of 2025 and a greater percentage of homes selling and closing within the quarter. The higher volume was partially offset by a 5.7% lower ASP on home closings, resulting from greater utilization and higher cost of incentives. The Region improved home order volume over prior year by 17.4%, with orders of 1,480 for the three months ended September 30, 2025, due entirely to the higher average active community count which reflects our newer divisions and was partially offset by a 10.5% lower orders pace. The orders pace of 3.4 net homes per month compared to 3.8 in the prior year period, reflective of the tougher selling environment. Order value of $519.9 million in the three months ended September 30, 2025 increased 9.2% from $475.9 million in the prior year period due to the higher volume offset by a 6.9% decrease in ASP on orders year over year caused by increased cost and use of incentives as well as geographic mix within the Region. The East Region cancellation rate of 12% in the three months ended September 30, 2025 was up from 10% in the same prior year period but remains below our historical company average.
For the nine months ended September 30, 2025, the East Region saw improvements in home closing volume and revenue of 10.5% and 3.7%, respectively, compared to the 2024 period, closing 4,404 homes for $1.6 billion in home closing revenue for the nine months ended September 30, 2025. Home order volume increased 13.0% due to a 28.1% increase in average active communities, partially offset by an 11.6% lower orders pace of 3.8 net homes per month for the nine months ended September 30, 2025. The higher order volume led to an 8.0% increase in home order value of $1.6 billion. ASP on closing and orders both declined due to the increased cost and use of incentives and geographic mix within the region. Both home closing and order volumes include the first homes from our new divisions in Alabama and Mississippi. Similar to the third quarter, the Region's cancellation rate of 10% increased from 9% in the prior year period. The East Region ended the third quarter of 2025 with 737 homes in backlog valued at $261.5 million, down 23.9% and 30.7%, respectively, from 968 homes valued at $377.4 million at September 30, 2024. The East Region had a backlog conversion rate of 193% in the third quarter of 2025 compared to 127% in the prior year quarter, which contributed to our lower ending backlog and is an expected result of our strategy of shortening the timeline from order to close.
Land Closing Revenue and Gross Profit (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Land closing revenue	$16,068	$2,665	$39,766	$4,970
Land closing gross profit	$192	$680	$2,638	$687
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

Other Operating Information (dollars in thousands)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
	Dollars	Percent of Home Closing Revenue	Dollars	Percent of Home Closing Revenue	Dollars	Percent of Home Closing Revenue	Dollars	Percent of Home Closing Revenue
Home Closing Gross Profit (1)
Total	$266,957	19.1%	$392,565	24.8%	$903,935	20.7%	$1,210,029	25.5%
Add: Real estate-related impairments	8,693		—		8,693		—
Add: Write-off of terminated land deals	5,799		2,022		11,437		3,931
Adjusted Home Closing Gross Profit (2)	$281,449	20.1%	$394,587	24.9%	$924,065	21.2%	$1,213,960	25.6%

West	$82,447	19.6%	$138,338	23.3%	$301,880	20.8%	$401,730	23.2%
Add: Real estate-related impairments	543		—		543		—
Add: Write-off of terminated land deals	2,544		976		3,667		2,182
Adjusted Home Closing Gross Profit (2)	$85,534	20.3%	$139,314	23.4%	$306,090	21.1%	$403,912	23.3%

Central	$94,816	21.4%	$124,326	25.6%	$292,132	21.9%	$400,838	26.8%
Add: Real estate-related impairments	1,243		—		1,243		—
Add: Write-off of terminated land deals	104		474		663		623
Adjusted Home Closing Gross Profit (2)	$96,163	21.7%	$124,800	25.7%	$294,038	22.0%	$401,461	26.8%

East	$89,694	16.7%	$129,901	25.6%	$309,923	19.7%	$407,461	26.9%
Add: Real estate-related impairments	6,907		—		6,907		—
Add: Write-off of terminated land deals	3,151		572		7,107		1,126
Adjusted Home Closing Gross Profit (2)	$99,752	18.6%	$130,473	25.8%	$323,937	20.6%	$408,587	27.0%

(1)Home closing gross profit represents home closing revenue less cost of home closings, including impairments, if any. Cost of home closings includes land and associated development costs, direct home construction costs, an allocation of common community costs (such as architectural, legal and zoning costs), interest, sales tax, impact fees, warranty, construction overhead and closing costs.
(2)Adjusted Home closing gross profit is a non-GAAP measure and should be considered in addition to, rather than as a substitute for, the comparable GAAP financial measures. We believe this non-GAAP financial measure is relevant and useful to investors in understanding our operating results and may be helpful in comparing the Company with other companies in the homebuilding and other industries to the extent they provide similar information.
Companywide. Home closing gross profit for the three months ended September 30, 2025 was $267.0 million, with a home closing gross margin of 19.1% down 570 basis points from 24.8% in the three months ended September 30, 2024. The margin decline was due to the combined impact of increased cost and utilization of incentives that resulted in lower ASPs, higher lot costs and reduced leverage of fixed costs on lower home closing revenue, all of which were partially offset by savings in direct costs and improved construction cycle times. Additionally, home closing gross margin was negatively impacted by real estate-related impairments and charges related to terminated land contracts. Excluding these charges, adjusted home closing gross margin was 20.1% for the three months ended September 30, 2025, compared to 24.9% for the three months ended September 30, 2024.

For the nine months ended September 30, 2025, home closing gross profit was $903.9 million, or 20.7%, down 480 basis points from 25.5% in the three months ended September 30, 2024. The lower margin for the nine months ended September 30, 2025 resulted from the combined effect of greater utilization and higher cost of incentives, higher lot costs, reduced leverage of fixed costs on lower home closing revenue, all of which were partially offset by savings in direct costs and improved construction cycle times. Similar to the third quarter of 2025, the home closing gross margin for the nine months ended September 30, 2025 included real estate-related impairment charges and charges related to terminated land deals. Excluding these charges, adjusted home closing gross margin was 21.2% and 25.6% for the nine months ended September 30, 2025 and 2024, respectively.

West. The West Region had home closing gross margin of 19.6% for the three months ended September 30, 2025, down 370 basis points from 23.3% in the three months ended September 30, 2024, due to increased cost and utilization of incentives, higher lot costs, and less leverage of fixed costs on lower home closing revenue, which were offset by savings in direct costs. Charges related to terminated land contracts and impairment charges also had a negative impact on the Region's home closing gross margin in the third quarter of 2025. Excluding these charges, adjusted home closing gross margin was 20.3% and 23.4% for the three months ended September 30, 2025 and 2024, respectively. For the nine months ended September 30, 2025, the West Region home closing gross margin of 20.8% declined 240 basis points primarily due to lower ASPs, higher lot costs, with some benefit from direct costs savings. Year-to-date home closing gross margin also included contract termination and impairment charges. Adjusted home closing gross margin was 21.1% and 23.3% for the nine months ended September 30, 2025 and 2024, respectively, when excluding these charges.

Central. The Central Region Home closing gross margin of 21.4% for the three months ended September 30, 2025 decreased 420 basis points from 25.6% in the prior year period due to increased utilization and higher cost of incentives, and lot cost increases, which were partially offset by improvements in construction cycle times. Real estate-related impairments and charges for terminated contracts also had a negative impact on home closing gross margin for both third quarter periods. Excluding these charges, adjusted home closing gross margin was 21.7% and 25.7% for the three months ended September 30, 2025 and 2024, respectively. For the nine months ended September 30, 2025, the Central Region home closing gross margin of 21.9% declined 490 basis points primarily due to increased cost and utilization of incentives, higher lot costs, and lower leverage of fixed costs on lower home closing revenue, all of which were partially offset by direct cots savings. Real estate-related impairments and contract termination charges had a nominal impact on the Central Region home closing gross margin for the nine months ended September 30, 2025 and 2024.
East. The East Region Home closing gross margin was 16.7% and 25.6% for the three months ended September 30, 2025 and 2024, respectively, an 890 basis point decrease. For the nine months ended September 30, 2025, the East Region home closing gross margin of 19.7% decreased 720 basis points from 26.9% in the same period of 2024. The margin decline in both periods was due to the increased cost and utilization of incentives, and higher lot costs, which more than offset the savings in direct costs. The impact of real estate-related impairments and charges incurred related to terminated land contracts on East Region home closing gross was 190 basis points and 90 basis points for the three and nine months ended September 30, 2025, respectively. When excluding these items from all periods presented, adjusted home closing gross margin was 18.6% and 25.8% for the three months ended September 30, 2025 and 2024, respectively, and 20.6% and 27.0% for the nine months ended September 30, 2025 and 2024, respectively.
Financial Services Profit (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Financial services profit	$4,480	$3,101	$13,654	$7,248
Financial services profit represents the net profit of our financial services operations, including the operating profit generated by our wholly-owned title and insurance companies, Carefree Title Agency, Inc. and Meritage Homes Insurance Agency, Inc., respectively, as well as our portion of earnings from a mortgage joint venture. The improvement in financial services profit for both the three and nine months ended September 30, 2025 was due to fewer charges related to expired interest rate forward commitments in the current year as compared to the respective prior year periods.

Selling, General and Administrative Expenses and Other Expenses (dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Commissions and other sales costs	$(99,722)	$(97,898)	$(303,272)	$(304,113)
Percent of Home closing revenue	7.1%	6.2%	7.0%	6.4%
General and administrative expenses	$(51,787)	$(59,198)	$(163,967)	$(163,114)
Percent of Home closing revenue	3.7%	3.7%	3.8%	3.4%
Interest expense	$—	$—	$—	$—
Other income, net	$8,128	$10,682	$28,479	$31,202
Loss on early extinguishment of debt	$—	$—	$—	$(631)
Provision for income taxes	$(28,951)	$(53,966)	$(112,485)	$(167,771)

Commissions and Other Sales Costs. Commissions and other sales costs are comprised of internal and external commissions and related sales and marketing expenses such as advertising and sales office and completed spec home inventory costs. These costs increased $1.8 million, to $99.7 million, or 7.1% of home closing revenue in the three months ended September 30, 2025, up 90 basis points from the prior year period. The higher dollar spend is largely the result of higher external broker commission rates reflecting the tougher selling environment, coupled with a higher external broker participation rate, as well as higher costs for maintaining a larger number of completed homes. Similar to the third quarter of 2025, commissions and other sales costs for the nine months ended September 30, 2025 and 2024 were 7.0% and 6.4%, respectively, due to higher commission rates and greater spec maintenance and utility costs for higher levels of spec inventory. For both the three and nine month periods of 2025, commissions and other sales costs as a percentage of home closing revenue were higher due to reduced leverage on lower home closing revenue. The increase in spec home inventory and associated overhead expenses is an output of our new 60-day closing ready commitment in order to have sufficient inventory available.

General and Administrative Expenses. General and administrative expenses represent corporate and divisional overhead expenses such as salaries and bonuses, occupancy, insurance and travel expenses. For the three months ended September 30, 2025, general and administrative expenses of $51.8 million decreased $7.4 million from $59.2 million in the prior year period, primarily due to lower compensation expense, while the percentage of home closing revenue held flat year over year at 3.7%, despite lower home closing revenue. For the nine months ended September 30, 2025, general and administrative expenses of $164.0 million were relatively flat with the prior year period, as lower compensation expense was offset by increased spend on new technology, and start-up expenses associated with our new divisions in Alabama and Mississippi. As a percentage of home closing revenue, general and administrative expenses increased 40 basis points, to 3.8% for the nine months ended September 30, 2025 as the lower compensation expense was more than offset by increased technology spend and new division start-up expenses.
Interest Expense. Interest expense is comprised of interest incurred, but not capitalized, on our senior and convertible senior notes, loans payable and other borrowings, including our Credit Facility. We recognized no interest expense for the three and nine months ended September 30, 2025 and 2024, as all interest incurred was capitalized to qualifying assets.
Other Income, Net. Other income, net, primarily consists of (i) sublease income, (ii) interest earned on our cash and cash equivalents, (iii) payments and awards related to legal settlements and (iv) our portion of pre-tax income or loss from non-financial services joint ventures. Other income, net was $8.1 million and $10.7 million for the three months ended September 30, 2025 and 2024, respectively, and $28.5 million and $31.2 million for the nine months ended September 30, 2025 and 2024, respectively. The decrease for both 2025 periods reflects less interest income on lower average cash balances. The nine months ended September 30, 2025 also includes $3.2 million of legal settlement awards.
Loss on Early Extinguishment of Debt. For the three and nine months ended September 30, 2025 there was no loss on early extinguishment of debt. For the three months ended September 30, 2024, there was no loss on early extinguishment of debt, and for the nine months ended September 30, 2024, loss on early extinguishment of debt of $0.6 million was related to the $250.0 million redemption of our 6.00% Senior Notes due 2025 ("2025 Notes"). See Note 6 to the unaudited consolidated financial statements included in this report for more information related to the redemption of our 2025 Notes.
Income Taxes. Our effective tax rate was 22.6% and 21.6% for the three months ended September 30, 2025 and 2024, respectively, and 23.4% and 21.5% for the nine months ended September 30, 2025 and 2024, respectively. The higher rate in the three and nine months ended September 30, 2025 reflects fewer homes qualifying for energy tax credits under the Internal Revenue Code ("IRC") §45L energy-efficient homes federal tax credit, given the new higher construction thresholds required to earn these tax credits beginning in 2025.

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
At September 30, 2025, we had $728.9 million of cash and cash equivalents and $825.9 million available under the Credit Facility, thereby providing approximately $1.6 billion of total available capacity.
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
Material Cash Requirements
We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact both short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on our unaudited consolidated balance sheets as of September 30, 2025, while others are considered future commitments for materials or services not yet provided. Our contractual obligations primarily consist of principal and interest payments on our senior and convertible senior notes, loans payable and other borrowings, including our Credit Facility, letters of credit and surety bonds and operating leases. We have no material debt maturities until 2027. We also have requirements for certain short-term lease commitments, funding working capital needs of our existing unconsolidated joint ventures and other purchase obligations in the normal course of business. Other material cash requirements include land acquisition and development costs, home construction costs and operating expenses, including our selling, general and administrative expenses, as previously discussed. We plan to fund these commitments primarily with cash flows generated by operations, but may also utilize additional debt or equity financing and borrowing capacity under our Credit Facility. Our maximum exposure to loss on our purchase and option agreements is generally limited to non-refundable deposits and capitalized or committed pre-acquisition costs.
For information about our loans payable and other borrowings, including our Credit Facility and senior and convertible senior notes, reference is made to Notes 5 and 6 in the notes to unaudited consolidated financial statements included in this report and are incorporated by reference herein. For information about our lease obligations, reference is made to Note 4 - Leases in the consolidated financial statements included in our Annual Report.
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
We do not engage in commodity trading or other similar activities. We had no derivative financial instruments that required derivative accounting under ASC 815-10, Derivatives and Hedging, at September 30, 2025 or December 31, 2024.
Operating Cash Flow Activities
During the nine months ended September 30, 2025 and 2024, net cash used in operating activities totaled $125.4 million and $128.0 million, respectively. Net cash used in operating activities for the nine months ended September 30, 2025 consisted primarily of a $413.2 million increase in real estate and cash generated from net earnings of $369.0 million. Cash flows used in operations in the nine months ended September 30, 2024 reflected a $723.8 million increase in real estate and cash generated from net earnings of $613.5 million.
Investing Cash Flow Activities
During the nine months ended September 30, 2025 and 2024, net cash used in investing activities totaled $41.0 million and $31.4 million, respectively. Cash used in investing activities in both periods was mainly attributable to purchases of property and equipment and investments in unconsolidated entities.
Financing Cash Flow Activities
During the nine months ended September 30, 2025 and 2024, net cash provided by financing activities totaled $243.8 million and $69.8 million, respectively. The net cash provided by financing activities in 2025 primarily reflects the net proceeds of $492.1 million from the issuance of our 5.650% Senior Notes due 2035, offset by $145.0 million of share repurchases and $91.8 million of dividends paid. The net cash provided by financing activities in the 2024 period primarily reflects the net proceeds of $557.7 million from the issuance of our 1.75% Convertible Senior Notes due 2028, offset by the early redemption of our 2025 Notes of $250.0 million principal and $61.8 million for the purchase of capped calls, along with $85.9 million of share repurchases and $81.6 million of dividends paid. See 'Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds' for more information about our authorized share repurchase program.

We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. Debt-to-capital and net debt-to-capital are calculated as follows (dollars in thousands):

	As of
	September 30, 2025	December 31, 2024
Senior and convertible senior notes, net, loans payable and other borrowings	$1,828,978	$1,335,878
Stockholders’ equity	5,287,520	5,141,573
Total capital	$7,116,498	$6,477,451
Debt-to-capital (1)	25.7%	20.6%
Senior and convertible senior notes, net, loans payable and other borrowings	$1,828,978	$1,335,878
Less: cash and cash equivalents	(728,937)	(651,555)
Net debt	1,100,041	684,323
Stockholders’ equity	5,287,520	5,141,573
Total net capital	$6,387,561	$5,825,896
Net debt-to-capital (2)	17.2%	11.7%

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
Dividends
During the three months ended September 30, 2025 and 2024, our Board of Directors approved, and we paid, a quarterly cash dividend on common stock of $0.43 and $0.375 per share, respectively. Quarterly dividends paid during the nine months ended September 30, 2025 and 2024, totaled $1.29 and $1.125 per share, respectively.

Credit Facility Covenants
Borrowings under the Credit Facility are unsecured, but availability is subject to, among other things, a borrowing base. The Credit Facility also contains certain financial covenants, including (a) a minimum tangible net worth requirement of $3.3 billion (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings), and (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 60%. We were in compliance with all Credit Facility covenants as of September 30, 2025. Our actual financial covenant calculations as of September 30, 2025 are reflected in the table below.

Financial Covenant (dollars in thousands):	Covenant Requirement	Actual
Minimum Tangible Net Worth	> $3,725,200	$5,237,434
Leverage Ratio	< 60%	15.6%
Investments other than defined permitted investments	< $1,596,230	$45,714

Seasonality
Historically, we have experienced seasonal variations in our quarterly operating results and capital requirements. We typically take orders for more homes in the first half of the year than in the second half, which has created additional working capital requirements in the first and second quarters to build our inventories to satisfy seasonally higher demand associated with our 60-day closing ready commitment homes. While we expect the seasonal orders pattern to continue over the long term, a higher backlog conversion rate and our all-spec strategy may shift the timing of home closings and capital requirements to build our inventories to earlier in the year. Additionally, seasonality may, from time to time, be affected by short-term volatility in the homebuilding industry and in the overall economy.
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
In order to ensure that the information we must disclose in our filings and submissions with the SEC is recorded, processed, summarized and reported on a timely basis, we have developed and implemented disclosure controls and procedures. Our management, with the participation of our chief executive officer ("CEO") and chief financial officer ("CFO"), has reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of September 30, 2025 (the “Evaluation Date”). Based on such evaluation, our management has concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective at a reasonable assurance level in ensuring that information that is required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
Issuer Purchases of Equity Securities
Our Board of Directors authorized a stock repurchase program in 2019, and has subsequently authorized additional expenditures under the program, summarized in the table below.

Date authorized	Date announced	Amount authorized
February 13, 2019	April 29, 2019	$100,000,000
November 13, 2020	January 27, 2021	$100,000,000
August 12, 2021	August 17, 2021	$100,000,000
May 19, 2022	May 25, 2022	$200,000,000
November 21, 2024	November 21, 2024	$250,000,000
August 21, 2025	August 21, 2025	$500,000,000
There is no stated expiration for this program. The repurchases of the Company's shares may be made in the open market, in privately negotiated transactions, or otherwise. The timing and amount of repurchases, if any, will be determined by the Company's management at its discretion and be based on a variety of factors such as the market price of the Company's common stock, corporate and contractual requirements, prevailing market and economic conditions and legal requirements. The share repurchase program may be modified, suspended or discontinued at any time. As of September 30, 2025 there was $664.1 million available under this program to repurchase shares. We repurchased 772,010 shares under the program during the three months ended September 30, 2025.

Period	Total Number of Shares Purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
July 1, 2025 - July 31, 2025	429,514	$69.85	429,514	$189,078,990
August 1, 2025 - August 31, 2025	342,496	$72.99	342,496	$664,079,207
September 1, 2025 - September 30, 2025	—	$—	—	$664,079,207
Total	772,010		772,010

Item 5.	Other Information
Insider Trading Arrangements
During the fiscal quarter ended September 30, 2025, no director or officer adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6.	Exhibits

Exhibit Number	Description	Page or Method of Filing
3.1	Restated Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3 of Form 8-K dated June 20, 2002

3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 10-Q for the quarter ended September 30, 1998

3.1.2	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated September 15, 2004

3.1.3	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders filed on April 10, 2006

3.1.4	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix B of the Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders filed on April 1, 2008

3.1.5	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Definitive Proxy Statement filed on January 9, 2009

3.1.6	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1.6 of Form 10-Q for the quarter ended June 30, 2025

3.2	Meritage Homes Corporation Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.1 of Form 8-K dated May 22, 2025

22	List of Guarantor Subsidiaries	Incorporated by reference to Exhibit 22 of Form 10-K for the year ended December 31, 2024

31.1	Rule 13a-14(a)/15d-14(a) Certification of Phillippe Lord, Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Hilla Sferruzza, Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Furnished herewith

101.0
The following information from the Meritage Homes Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Income Statements, (iii) Unaudited Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Consolidated Financial Statements.

104.0	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL and contained in exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERITAGE HOMES CORPORATION, a Maryland corporation

By:	/s/ HILLA SFERRUZZA
Hilla Sferruzza Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date:	October 31, 2025

INDEX OF EXHIBITS

3.1	Restated Articles of Incorporation of Meritage Homes Corporation

3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.2	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.3	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.4	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.5	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.6	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.2	Meritage Homes Corporation Amended and Restated Bylaws

22	List of Guarantor Subsidiaries

31.1	Rule 13a-14(a)/15d-14(a) Certification of Phillippe Lord, Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Hilla Sferruzza, Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.0
The following information from the Meritage Homes Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Income Statements, (iii) Unaudited Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Consolidated Financial Statements.

104.0	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL and contained in exhibit 101.