Form 10-Q
period 2026-03-31
Meritage Homes CORP
filed 2026-04-24
CIK 833079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by a checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Common shares outstanding as of April 20, 2026: 66,702,433

MERITAGE HOMES CORPORATION
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)

	March 31, 2026	December 31, 2025
Assets
Cash and cash equivalents	$766,632	$775,157
Other receivables	280,922	306,956
Real estate	5,962,075	5,987,120
Deposits on real estate under option or contract	166,236	174,170
Investments in unconsolidated entities	60,762	57,268
Property and equipment, net	46,064	46,647
Deferred tax assets, net	51,211	53,293
Prepaids, other assets and goodwill	220,709	221,676
Total assets	$7,554,611	$7,622,287
Liabilities
Accounts payable	$199,943	$200,679
Accrued and other liabilities	408,718	387,698
Home sale deposits	10,907	9,213
Loans payable and other borrowings	34,990	24,328
Senior and convertible senior notes, net	1,806,284	1,804,726
Total liabilities	2,460,842	2,426,644
Stockholders’ Equity
Preferred stock, par value $0.01. Authorized 10,000,000 shares; none issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock, par value $0.01. Authorized 125,000,000 shares; 66,702,433 and 68,168,923 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	667	682
Additional paid-in capital	—	—
Retained earnings	5,093,102	5,194,961
Total stockholders’ equity	5,093,769	5,195,643
Total liabilities and stockholders’ equity	$7,554,611	$7,622,287
See accompanying notes to unaudited consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2026	2025
Homebuilding:
Home closing revenue	$1,107,822	$1,342,104
Land closing revenue	9,361	15,421
Total closing revenue	1,117,183	1,357,525
Cost of home closings	(914,024)	(1,046,454)
Cost of land closings	(9,630)	(12,256)
Total cost of closings	(923,654)	(1,058,710)
Home closing gross profit	193,798	295,650
Land closing gross (loss)/profit	(269)	3,165
Total closing gross profit	193,529	298,815
Financial Services:
Revenue	6,285	7,082
Expense	(3,623)	(4,192)
Earnings from financial services unconsolidated entities and other, net	831	673
Financial services profit	3,493	3,563
Commissions and other sales costs	(79,472)	(94,720)
General and administrative expenses	(51,402)	(56,997)
Interest expense	(587)	—
Other income, net	6,963	9,498
Earnings before income taxes	72,524	160,159
Provision for income taxes	(17,215)	(37,353)
Net earnings	$55,309	$122,806
Earnings per common share:
Basic	$0.82	$1.71
Diluted	$0.82	$1.69
Weighted average number of shares:
Basic	67,367	71,915
Diluted	67,806	72,650
See accompanying notes to unaudited consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net earnings	$55,309	$122,806
Adjustments to reconcile net earnings to net cash provided by/(used in) operating activities:
Depreciation and amortization	5,373	5,949
Real estate and land impairments	2,427	—
Write-off of terminated land deals	1,373	1,433
Stock-based compensation	5,860	6,325
Equity in earnings from unconsolidated entities	(656)	(626)
Distributions of earnings from unconsolidated entities	673	588
Other	2,074	489
Changes in assets and liabilities:
Decrease/(increase) in real estate	34,049	(60,821)
Decrease/(increase) in deposits on real estate under option or contract	7,389	(62,179)
Decrease/(increase) in other receivables, prepaids and other assets	29,018	(37,636)
Decrease in accounts payable and accrued and other liabilities	(43,274)	(16,041)
Increase/(decrease) in home sale deposits	1,694	(2,863)
Net cash provided by/(used in) operating activities	101,309	(42,576)
Cash flows from investing activities:
Investments in unconsolidated entities	(3,517)	(5,850)
Purchases of property and equipment	(4,308)	(5,592)
Proceeds from sales of property and equipment	94	29
Net cash used in investing activities	(7,731)	(11,413)
Cash flows from financing activities:
Repayment of loans payable and other borrowings	(33)	(2,150)
Proceeds from issuance of senior notes	—	497,195
Payment of debt issuance costs	—	(5,073)
Proceeds from liabilities related to consolidated real estate not owned	59,947	—
Dividends paid	(32,017)	(30,887)
Repurchase of shares	(130,000)	(44,999)
Net cash (used in)/provided by financing activities	(102,103)	414,086
Net (decrease)/increase in cash and cash equivalents	(8,525)	360,097
Cash and cash equivalents, beginning of period	775,157	651,555
Cash and cash equivalents, end of period	$766,632	$1,011,652
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
We commenced our homebuilding operations in 1985 through our predecessor company, Monterey Homes. Meritage Homes Corporation was incorporated in the state of Maryland in 1988 under the name of Homeplex Mortgage Investments Corporation and merged with Monterey Homes in 1996, at which time our name was changed to Monterey Homes Corporation and later ultimately to Meritage Homes Corporation. Since that time, we have engaged in homebuilding and related activities. Meritage Homes Corporation operates as a holding company and has no independent assets or operations. Meritage Homes' homebuilding construction, development and sales activities are conducted through its subsidiaries. Its homebuilding activities are conducted under the name of Meritage Homes in each of our homebuilding markets. At March 31, 2026, we were actively selling homes in 345 communities, with base prices ranging from approximately $162,000 to $1,000,000.

Basis of Presentation. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2025 ("Annual Report"). The unaudited consolidated financial statements include the accounts of Meritage Homes and those of our consolidated subsidiaries, partnerships and other entities in which we have a controlling financial interest, and of variable interest entities (see Note 3) in which we are deemed the primary beneficiary (collectively, “us”, “we”, “our” and “the Company”). Certain reclassifications have been made to prior year footnotes and in the accompanying unaudited consolidated financial statements to conform to classifications used in the current year. Intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of our results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for the full fiscal year.
Stock Split. Effective January 2, 2025, our common stock was split two-for-one (the "Stock Split"), with no adjustment to the number of authorized shares or the par value.
Cash and Cash Equivalents. Liquid investments with an initial maturity of three months or less are classified as cash equivalents. Amounts in transit from title companies or closing agents for home closings of approximately $55.3 million and $20.1 million are included in Cash and cash equivalents at March 31, 2026 and December 31, 2025, respectively.
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
We rely on certain estimates to determine our construction and land development costs. Construction and land costs are comprised of direct and allocated costs, including estimated future costs. In determining these costs, we compile project budgets that are based on a variety of assumptions, including future construction schedules and costs to be incurred. Actual results can differ from budgeted amounts for various reasons, including construction delays, labor or material shortages, sales orders absorption rates that differ from our expectations, increases in costs that have not yet been contracted, changes in governmental requirements, or other unanticipated issues encountered during construction and development and other factors beyond our control, including weather. To address uncertainty in these budgets, we update and revise project budgets on a regular basis, utilizing the most current information available to estimate home construction and land development costs.
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

Existing communities. Community-level reviews on active communities are performed quarterly, and are bifurcated between started and unstarted lots, to determine if indicators of potential impairment exist. If indicators of potential impairment exist and the undiscounted cash flows expected to be generated by an asset are lower than its carrying amount, impairment charges are recorded to write down the asset to its estimated fair value. The impairment of a community is allocated across the remaining lots in the community and is recognized in Cost of home closings in the period in which the impairment is determined. The fair value of the community’s assets is determined using either a market-based approach for projects to be sold or a discounted cash flow model for longer-termed projects we intend to build out. If a market-based approach is used, we determine fair value based on recent comparable purchase and sale activity in the local market, adjusted for variances as determined by our knowledge of the region and general real estate expertise. If a discounted cash flow approach is used, we compute fair value using projections, estimates and observable and unobservable inputs such as (i) home selling prices in the community adjusted for current and expected sales discounts and incentives, (ii) costs related to the community — both land development and home construction — including costs spent to date and budgeted remaining costs to spend, (iii) projected sales absorption rates, reflecting any product mix change strategies implemented to stimulate the orders pace, (iv) expected cancellation rates, (v) alternative land uses including disposition of all or a portion of the land owned, if applicable, and (vi) discount rate, which is currently 10-14% and varies based on the perceived risk inherent in the community’s other cash flow assumptions. These assumptions vary widely across different communities and geographies and are largely dependent on local market conditions. Community-level factors that may impact our key estimates include:
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
Deposits. Deposits paid related to land option and purchase contracts are recorded and classified as Deposits on real estate under option or contract until the related land is purchased. Deposits are reclassified as a component of Real estate at the time the deposit is used to offset the acquisition price of the land based on the terms of the underlying agreements. To the extent they are non-refundable, deposits are expensed to Cost of home closings if the land acquisition is terminated or no longer considered probable. Since our acquisition contracts typically do not require specific performance, we do not consider such contracts to be contractual obligations to purchase the land and our total exposure under such contracts is limited to the loss of any non-refundable deposits and any related capitalized costs. Our Deposits on real estate under option or contract were $166.2 million and $174.2 million as of March 31, 2026 and December 31, 2025, respectively. See Note 3 for additional information related to Deposits on real estate under option or contract.
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
Leases. We lease certain office space and equipment for use in our operations. We assess each of these contracts to determine whether the arrangement contains a lease as defined by ASC 842, Leases ("ASC 842"). In order to meet the definition of a lease under ASC 842, the contractual arrangement must convey to us the right to control the use of an identifiable asset for a period of time in exchange for consideration. Leases that meet the criteria of ASC 842 are recorded on our balance sheets as right-of-use ("ROU") assets and lease liabilities. ROU assets are classified within Prepaids, other assets and goodwill on the accompanying unaudited consolidated balance sheets, while lease liabilities are classified within Accrued and other liabilities on the accompanying unaudited consolidated balance sheets.

The table below outlines our ROU assets and lease liabilities (in thousands):

	As of
	March 31, 2026	December 31, 2025
ROU assets	$57,164	$56,985
Lease liabilities	60,784	60,470
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
The table below outlines our surety bond and letter of credit obligations (in thousands):

	As of
	March 31, 2026		December 31, 2025
	Outstanding	Estimated work remaining to complete	Outstanding	Estimated work remaining to complete
Sureties:
Sureties related to owned projects and lots under contract	$1,011,633	$591,882	$965,349	$585,768
Total Sureties	$1,011,633	$591,882	$965,349	$585,768
Letters of Credit (“LOCs”):
LOCs for land development	75,958	N/A	70,547	N/A
LOCs for general corporate operations	5,000	N/A	5,000	N/A
Total LOCs	$80,958	N/A	$75,547	N/A

Accrued and Other Liabilities. Accrued and other liabilities at March 31, 2026 and December 31, 2025 consisted of the following (in thousands):

	As of
	March 31, 2026	December 31, 2025
Accruals related to real estate development and construction activities	$138,514	$144,122
Payroll and other benefits	66,566	98,591
Accrued interest	18,309	14,619
Accrued taxes	18,110	14,205
Warranty reserves	26,042	26,677
Lease liabilities	60,784	60,470
Liabilities related to consolidated real estate not owned	59,947	—
Other accruals	20,446	29,014
Total	$408,718	$387,698

Warranty Reserves. We provide home purchasers with limited warranties against certain building defects and we have certain obligations related to those post-construction warranties for closed homes. The specific terms and conditions of these limited warranties vary by state, but overall the nature of the warranties include a complete workmanship and materials warranty for the first year after the close of the home, a major mechanical warranty for two years after the close of the home and a structural warranty that typically extends up to 10 years after the close of the home. With the assistance of an actuary, we have estimated these reserves for the structural warranty based on the number of homes still under warranty and historical data and trends for our geographies. We may use industry data with respect to similar product types and geographic areas in markets where our experience is incomplete to draw a meaningful conclusion. We regularly review our warranty reserves and adjust them, as necessary, to reflect changes in trends as information becomes available. Based on such reviews of warranty costs incurred, we did not record any adjustments in the three months ended March 31, 2026 or 2025. Included in the warranty reserve balances at March 31, 2026 and December 31, 2025 are case-specific warranty reserves, as discussed in Note 15.
A summary of changes in our warranty reserves follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Balance, beginning of period	$26,677	$32,693
Additions to reserve from new home deliveries	2,971	4,390
Warranty claims, net of recoveries	(3,606)	(1,731)
Adjustments to pre-existing reserves	—	—
Balance, end of period	$26,042	$35,352
Warranty reserves are included in Accrued and other liabilities on the accompanying unaudited consolidated balance sheets, and additions and adjustments to the reserves are included in Cost of home closings within the accompanying unaudited consolidated income statements. These reserves are intended to cover costs associated with our contractual and statutory warranty obligations, which include, among other items, claims involving defective workmanship and materials. We believe that our total reserves, coupled with our contractual relationships and rights with our trades and the insurance we and our trades maintain, are sufficient to cover our general warranty obligations. However, unanticipated changes in regulatory, legislative, weather, environmental or other conditions could have an impact on our actual warranty costs, and future costs could differ significantly from our estimates.
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
Home closing and land closing revenue expected to be recognized in any future year related to remaining performance obligations (if any) and the associated contract liabilities expected to be recognized as revenue, excluding revenue pertaining to contracts that have an original expected duration of one year or less, are not material. Revenue from financial services includes estimated future insurance policy renewal commissions as our performance obligations are satisfied upon issuance of the initial policy with a third party broker. The related contract assets for these estimated future renewal commissions are not material at March 31, 2026 and December 31, 2025.

Recent Accounting Pronouncements.
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"), which modifies the disclosure requirements primarily related to the effective tax rate reconciliation and income taxes paid by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. We adopted ASU 2023-09 for the annual period beginning January 1, 2025 and for interim periods beginning January 1, 2026. ASU 2023-09 is applied retrospectively to all prior periods presented in these financial statements.
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
NOTE 2 — REAL ESTATE AND CAPITALIZED INTEREST
Real estate consists of the following (in thousands):

	As of
	March 31, 2026	December 31, 2025
Homes completed and under construction (1)	$1,933,033	$2,069,548
Finished home sites and home sites under development (2)	3,963,883	3,917,572
Consolidated real estate not owned (3)	65,159	—
Total	$5,962,075	$5,987,120

(1)Includes the allocated land and land development costs associated with each lot for sold and unsold homes.
(2)Includes raw land, land held for development, land held for sale and communities in mothball status, less impairments, if any. Land held for development, land held for sale and communities in mothball status totaled $190.9 million and $164.4 million as of March 31, 2026 and December 31, 2025, respectively. We do not capitalize interest for these inactive assets, and all ongoing costs of land ownership (i.e. property taxes, homeowner association dues, etc.) are expensed as incurred.
(3)See Note 3 for additional information on consolidated real estate not owned.
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

	Three Months Ended March 31,
	2026	2025
Capitalized interest, beginning of period	$77,064	$53,678
Interest incurred	20,005	14,714
Interest expensed	(587)	—
Interest amortized to cost of home and land closings	(12,018)	(11,285)
Capitalized interest, end of period	$84,464	$57,107
As discussed in Note 1, and in accordance with ASC 360-10, all of our land inventory and related real estate assets are periodically reviewed for recoverability when certain criteria are met, but at least annually, as our inventory is considered “long-lived” in accordance with GAAP. Based on these reviews, we recorded the following impairment charges during the three months ended March 31, 2026 and 2025 (in thousands).

	Three Months Ended March 31,	Three Months Ended March 31,
	2026	2025
Real estate inventory impairments:
West	$—	$—
Central	1,273	—
East	$1,154	$—
Total	$2,427	$—
Impairments of land held for sale:
West	$—	$—
Central	—	—
East	$—	$—
Total	$—	$—
Total impairments:
West	$—	$—
Central	1,273	—
East	$1,154	$—
Total	$2,427	$—

As discussed in Note 1, non-refundable deposits are expensed to Cost of home closings when a land acquisition is terminated or no longer considered probable. The following tables summarizes the write-offs of non-refundable deposits and associated pre-acquisition costs for terminated land contracts during the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Terminated option/purchase contracts and related pre-acquisition costs:
West	$100	$562
Central	342	336
East	931	535
Total	$1,373	$1,433

NOTE 3 — VARIABLE INTEREST ENTITIES AND CONSOLIDATED REAL ESTATE NOT OWNED
We enter into purchase and option agreements for land or lots as part of the normal course of business. These purchase and option agreements enable us to acquire properties at one or multiple future dates at pre-determined prices. We believe these acquisition structures allow us to better leverage our balance sheet and reduce our financial risk associated with land acquisitions. In accordance with ASC 810, Consolidation, we evaluate all purchase and option agreements for land to determine whether they are a variable interest entity ("VIE"), and if so, whether we are the primary beneficiary. Although we do not have legal title to the underlying land, if we are the primary beneficiary we are required to consolidate the VIE in our financial statements and reflect its assets and liabilities as Real estate and Accrued and other liabilities, respectively. See Notes 2 and 1 for a detail of these asset and liability balances, respectively, if any.

The table below presents a summary of our lots under option at March 31, 2026 (dollars in thousands):

	Projected Number of Lots	Purchase Price	Option/ Earnest Money Deposits–Cash
Purchase and option contracts — committed	19,740	$3,739,750	$159,149
Purchase and option contracts — uncommitted (1)	14,628	1,014,956	7,087
Total purchase and option contracts (2)	34,368	4,754,706	166,236	(3)

Purchase contracts recorded on balance sheet as Real estate (2)	3,161	$65,159	$—	(4)

(1)We have not completed our acquisition evaluation process and we have not internally committed to purchase these lots.
(2)None of our purchase or option contracts require us to purchase lots, except for our specific performance contracts. The purchase price for specific performance contracts are recorded on the accompanying unaudited consolidated balance sheets as Real estate. See Note 2 for details of the Real estate balance.
(3)Amount is reflected on the accompanying unaudited consolidated balance sheets in Deposits on real estate under option or contract as of March 31, 2026.
(4)Deposits for specific performance contracts are recorded on the accompanying unaudited consolidated balance sheets as Real estate.
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
The primary activity of our land joint ventures is the development and sale of lots to joint venture partners and/or unrelated builders. Our mortgage joint venture is engaged in mortgage activities and primarily provides mortgage services to our homebuyers. As of March 31, 2026, we had three active equity-method land joint ventures and one mortgage joint venture.

Summarized condensed combined financial information related to unconsolidated joint ventures that are accounted for using the equity method was as follows (in thousands):

	As of
	March 31, 2026	December 31, 2025
Assets:
Cash	$20,320	$3,516
Real estate	136,008	181,166
Other assets	55,148	6,748
Total assets	$211,476	$191,430
Liabilities and equity:
Accounts payable and other liabilities	$7,415	$8,448
Equity of:
Meritage (1)	60,969	57,268
Other	143,092	125,714
Total liabilities and equity	$211,476	$191,430

	Three Months Ended March 31,
	2026	2025
Revenue	$12,793	$10,740
Costs and expenses	(10,886)	(9,859)
Net earnings of unconsolidated entities	$1,907	$881
Meritage’s share of pre-tax earnings (1) (2)	$656	$626

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

NOTE 5 — LOANS PAYABLE AND OTHER BORROWINGS
Loans payable and other borrowings consist of the following (in thousands):

	As of
	March 31, 2026	December 31, 2025
Other borrowings, secured real estate notes payable (1)	$34,990	$24,328
$910.0 million unsecured revolving credit facility	—	—
Total	$34,990	$24,328
(1)Reflects balance of non-recourse notes payable in connection with land purchases.
The Company entered into an amended and restated unsecured revolving credit facility agreement ("Credit Facility") in 2014 that has been amended from time to time. On July 9, 2025, we entered into the Eleventh Amendment to Amended and Restated Credit Agreement, which extends the maturity date from June 12, 2029 to July 9, 2030. The Credit Facility's aggregate commitment is $910.0 million with an accordion feature permitting the size of the facility to increase to a maximum of $1.4 billion, subject to certain conditions, including the availability of additional bank commitments. Borrowings under the Credit Facility bear interest at the Company's option, at either (1) term Secured Overnight Financing Rate ("SOFR") (based on 1, 3, or 6 month interest periods, as selected by the Company) plus a 10 basis point adjustment plus an applicable margin (ranging from 110 basis points to 175 basis points (the "applicable margin")) based on the Company's leverage ratio as determined in accordance with a pricing grid, (2) the higher of (i) the prime lending rate ("Prime"), (ii) an overnight bank rate plus 50 basis points and (iii) term SOFR (based on a 1 month interest period) plus a 10 basis point adjustment plus 1%, in each case plus a margin ranging from 10 basis points to 75 basis points based on the Company's leverage in accordance with a pricing grid, or (3) daily simple SOFR plus a 10 basis point adjustment plus the applicable margin. At March 31, 2026, the interest rate on outstanding borrowings under the Credit Facility would have been 4.865% per annum, calculated in accordance with option (1) noted above and using the 1-month term SOFR. We are obligated to pay a fee on the undrawn portion of the Credit Facility at a rate determined by a tiered fee matrix based on our leverage ratio.
The Credit Facility also contains certain financial covenants, including (a) a minimum tangible net worth requirement of $3.3 billion (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings), and (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 60%. We were in compliance with all Credit Facility covenants as of March 31, 2026.
We had no outstanding borrowings under the Credit Facility as of March 31, 2026 and December 31, 2025. There were no borrowings or repayments under the Credit Facility during the three months ended March 31, 2026, and $5.0 million of borrowings and repayments under the Credit Facility during the three months ended March 31, 2025. As of March 31, 2026, we had outstanding letters of credit issued under the Credit Facility totaling $81.0 million, leaving $829.0 million available under the Credit Facility to be drawn.

NOTE 6 — SENIOR AND CONVERTIBLE SENIOR NOTES, NET
Senior and convertible senior notes, net consist of the following (in thousands):

	As of
	March 31, 2026	December 31, 2025
5.125% senior notes due 2027 ("2027 Notes")	300,000	300,000
1.750% convertible senior notes due 2028 ("2028 Convertible Notes")	575,000	575,000
3.875% senior notes due 2029 ("2029 Notes")	450,000	450,000
5.650% senior notes due 2035 ("2035 Notes"). At March 31, 2026, there was $2,501 in net unamortized discount.	497,499	497,429
Net debt issuance costs	(16,215)	(17,703)
Total	$1,806,284	$1,804,726
There have been no material changes to the terms of the 2028 Convertible Notes and the related capped call transactions since those described in Note 7 - Senior and Convertible Senior Notes, Net in the consolidated financial statements included in our Annual Report. During the three months ended March 31, 2026, the circumstances allowing holders of the 2028 Convertible Notes to convert were not met.
The indentures for our 2027 Notes, 2029 Notes and 2035 Notes contain covenants that place limits on secured debt and sale and leaseback transactions. We were in compliance with all such covenants as of March 31, 2026.
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
Financial Instruments: The fair value of our fixed-rate debt is derived from quoted market prices by independent dealers (Level 2 inputs as per the discussion above) and is as follows (in thousands):

	As of
	March 31, 2026		December 31, 2025
	Aggregate Principal	Estimated Fair Value	Aggregate Principal	Estimated Fair Value
5.125% 2027 Notes	$300,000	$300,750	$300,000	$301,890
1.750% 2028 Convertible Notes	$575,000	$574,310	$575,000	$566,548
3.875% 2029 Notes	$450,000	$437,625	$450,000	$442,125
5.650% 2035 Notes	$500,000	$481,500	$500,000	$510,050
Other financial assets and liabilities, including our Loans payable and other borrowings, are generally shorter term in nature and the longer term balances are not material to our consolidated balance sheets. Therefore, we consider the carrying amounts of our other financial assets and liabilities to approximate fair value.
Non-Financial Instruments: Our Real estate assets are Level 3 instruments that are required to be recorded at fair value only if events and circumstances indicate that the carrying value may not be recoverable. The fair value of real estate inventories that were measured as of March 31, 2026 was $259.8 million. See Note 1 for information on the significant observable and unobservable inputs we utilized in our fair value measurements with respect to the Real estate assets measured at fair value, and Note 2 for a summary of the impairment charges on Real estate to bring the assets to their estimated fair value.

NOTE 8 — EARNINGS PER SHARE
Basic and diluted earnings per common share were calculated as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2026	2025
Basic weighted average number of shares outstanding	67,367	71,915
Effect of dilutive securities:
Unvested restricted stock	439	735
Diluted average shares outstanding	67,806	72,650
Net earnings	$55,309	$122,806
Basic earnings per share	$0.82	$1.71
Diluted earnings per share	$0.82	$1.69

We compute basic earnings per share by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to the potential dilution that could occur if securities or contracts to issue common stock that are dilutive were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings. In accordance with ASC 260-10, Earnings Per Share, we calculate the dilutive effect of the 2028 Convertible Notes using the "if-converted" method. As discussed in Note 7 - Senior and Convertible Senior Notes, Net in the consolidated financial statements included in our Annual Report, the Company will settle any convertible note conversions by paying cash up to the principal amount of notes and settle any additional value in cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election. As the Company will settle the principal amount of convertible notes in cash upon conversion, the convertible notes only have a dilutive impact when the average share price of the Company’s common stock exceeds the conversion price, in any applicable period.

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
A summary of the carrying amount of goodwill follows (in thousands):

	West	Central	East	Financial Services	Corporate	Total
Balance at December 31, 2025	$—	$10,247	$22,715	$—	$—	$32,962
Additions	—	—	—	—	—	—
Balance at March 31, 2026	$—	$10,247	$22,715	$—	$—	$32,962

NOTE 10 — STOCKHOLDERS’ EQUITY
A summary of changes in stockholders’ equity is presented below (in thousands):

	Three Months Ended March 31, 2026
	(In thousands)
	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2025	68,169	$682	$—	$5,194,961	$5,195,643
Net earnings	—	—	—	55,309	55,309
Stock-based compensation expense	—	—	5,860	—	5,860
Issuance of stock	349	3	(3)	—	—
Dividends declared	—	—	—	(32,017)	(32,017)
Share repurchases	(1,816)	(18)	(5,857)	(125,151)	(131,026)
Balance at March 31, 2026	66,702	$667	$—	$5,093,102	$5,093,769

	Three Months Ended March 31, 2025
	(In thousands)
	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2024	71,922	$360	$143,036	$4,998,177	$5,141,573
Stock Split on January 2, 2025	—	360	(360)	—	—
Net earnings	—	—	—	122,806	122,806
Stock-based compensation expense	—	—	6,325	—	6,325
Issuance of stock	514	5	(5)	—	—
Dividends declared	—	—	—	(30,887)	(30,887)
Share repurchases	(605)	(7)	(45,066)	—	(45,073)
Balance at March 31, 2025	71,831	$718	$103,930	$5,090,096	$5,194,744
During the three months ended March 31, 2026 and 2025, our Board of Directors approved, and we paid, a quarterly cash dividend on common stock of $0.48 and $0.43 per share, respectively. During the three months ended March 31, 2026 and 2025, we reflected the applicable excise tax on share repurchases in Additional paid-in capital as part of the cost basis of the stock repurchased and recorded a corresponding liability in Accrued and other liabilities on the accompanying unaudited consolidated balance sheets.
NOTE 11 — STOCK BASED AND DEFERRED COMPENSATION

We have a stock compensation plan, the Meritage Homes Corporation 2018 Stock Incentive Plan (the “2018 Plan"), that was approved by our Board of Directors and our stockholders and adopted in May 2018. In May 2023, the Board of Directors and stockholders approved an amendment to the 2018 Plan to increase the number of shares available for issuance by 1,600,000. The 2018 Plan is administered by our Board of Directors and allows for the grant of stock appreciation rights, restricted stock awards, restricted stock units, performance share awards and performance-based awards in addition to non-qualified and incentive stock options. All available shares from expired, terminated, or forfeited awards that remained under prior plans were merged into and became available for grant under the 2018 Plan. The 2018 Plan authorizes awards to officers, key employees, non-employee directors and consultants. The 2018 Plan authorizes 14,800,000 shares of stock to be awarded, of which 1,650,007 shares remain available for grant at March 31, 2026. We believe that such awards provide a means of long-term compensation to attract and retain qualified employees and better align the interests of our employees with those of our stockholders. Non-vested stock awards are usually granted with a five-year ratable vesting period for employees, a three-year cliff vesting for both restricted stock units and performance-based awards granted to executive officers and either a three-year cliff vesting or one-year vesting for non-employee directors, dependent on their appointment date.
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

	Three Months Ended March 31,
	2026	2025
Stock-based compensation expense	$5,860	$6,325
Non-vested shares granted	287,388	320,213
Performance-based non-vested shares granted	94,683	82,907
Performance-based shares issued in excess of target shares granted (1)	21,892	20,556
Restricted stock awards vested (includes performance-based awards)	327,438	493,050
(1)Performance-based shares that vested and were issued as a result of performance achievement exceeding the originally established targeted number of shares related to respective performance metrics related to the prior fiscal year performance period.
The following table includes additional information regarding our stock compensation plan (dollars in thousands):

	As of
	March 31, 2026	December 31, 2025
Unrecognized stock-based compensation cost	$44,160	$30,419
Weighted average years expense recognition period	2.27	1.97
Total equity awards outstanding (1)	1,014,616	1,004,268
(1)Includes unvested restricted stock units and performance-based awards (assuming 100%/target payout).
We also offer a non-qualified deferred compensation plan ("Deferred Compensation Plan") to highly compensated employees in order to allow them additional pre-tax income deferrals above and beyond the limits that qualified plans, such as 401(k) plans, impose on highly compensated employees. We do not currently offer a contribution match on the Deferred Compensation Plan. All contributions to the plan to date have been funded by the employees and, therefore, we have no associated expense related to the Deferred Compensation Plan for the three months ended March 31, 2026 or 2025, other than minor administrative costs.

NOTE 12 — INCOME TAXES
Components of the provision for income taxes are as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Federal	$13,826	$30,631
State	3,389	6,722
Total	$17,215	$37,353

The effective tax rate for the three months ended March 31, 2026 and 2025 was 23.7% and 23.3%, respectively.

At March 31, 2026 and December 31, 2025, we have no unrecognized tax benefits. We believe our current income tax filing positions and deductions will be sustained on audit and we do not anticipate any adjustments that will result in a material change. Our policy is to accrue interest and penalties on unrecognized tax benefits and include them in the provision for income taxes.
We determine our deferred tax assets and liabilities in accordance with ASC 740, Income Taxes. We evaluate our deferred tax assets, including the benefit from net operating losses ("NOLs"), by jurisdiction to determine if a valuation allowance is required. This evaluation considers, among other matters, the nature, frequency and severity of cumulative losses, forecasts of future profitability, the length of statutory carryforward periods, experiences with operating losses and experiences of utilizing tax credit carry forwards and tax planning alternatives. We have no federal NOLs or credit carryovers, and determined that no valuation allowance on our deferred tax assets is necessary at March 31, 2026.
At March 31, 2026, we had $2.2 million taxes payable and no income taxes receivable. The taxes payable at March 31, 2026 primarily consists of income tax liability accrued in excess of federal and state estimated tax payments and energy tax credits. We have accrued taxes of $13.2 million recorded in Accrued and other liabilities on the accompanying unaudited consolidated balance sheets at March 31, 2026 that consists primarily of state franchise tax and federal excise tax.

We conduct business and are subject to tax in the U.S. both federally and in several states. With few exceptions, we are no longer subject to U.S. federal, state, or local income tax examinations by taxing authorities for years prior to 2021. We have no federal tax examinations pending resolution at this time, and one state income tax examination covering various years pending resolution at this time.

NOTE 13 — SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
The following table presents certain supplemental cash flow information (in thousands):

	Three Months Ended March 31,
	2026	2025
Cash paid during the year for:
Interest, net of interest capitalized	$(4,972)	$(14,385)
Income taxes paid, net	$98	$107
Non-cash operating activities:
Real estate acquired through notes payable	$10,695	$7,990
Non-cash investing and financing activities:
Distributions of real estate from unconsolidated joint ventures, net	$—	$2,950

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
We define our segments based on the way in which internally reported financial information is regularly provided and reviewed by the Chief Operating Decision Maker ("CODM") to analyze financial performance, make decisions, and allocate resources. Our CODM is the chief executive officer. The CODM’s evaluation of the homebuilding segment performance is based on segment home closing revenue, home closing gross profit and gross margin, total closing gross profit, commissions and other sales costs, general and administrative expenses incurred by or allocated to each segment, including impairments, and operating income. The CODM uses these performance metrics predominantly in the annual budget and forecasting process and considers budget-to-actual variances on a quarterly basis for these measures when making decisions about the allocation of operating and capital resources to each segment. The CODM also uses these data points to assess the performance of each segment by comparing the results of each segment with one another and in determining the compensation of certain employees. The CODM also reviews financial services profits and losses to evaluate the performance of the financial services segment and make decisions about allocation of resources and financial services related product offerings.
Each reportable segment follows the same accounting policies described in Note 1, “Organization and Basis of Presentation.” Operating results for each segment may not be indicative of the results for such segment had it been an independent, stand-alone entity for the periods presented.
The following tables provide financial information about our reportable segments and Corporate and other categories (in thousands):

	Three Months Ended March 31, 2026
	West	Central	East	Total
Home closing revenue	$336,183	$376,300	$395,339	$1,107,822
Land closing revenue	—	2,726	6,635	9,361
Total closing revenue	336,183	379,026	401,974	1,117,183

Cost of home closings	274,703	307,695	331,626	914,024
Cost of land closings	—	2,670	6,960	9,630
Total cost of closings	274,703	310,365	338,586	923,654

Home closing gross profit	61,480	68,605	63,713	193,798
Land closing gross (loss)/profit	—	56	(325)	(269)
Total closing gross profit	61,480	68,661	63,388	193,529

Home closing gross margin	18.3%	18.2%	16.1%	17.5%

Commissions and other sales costs	21,371	28,477	29,624	79,472
General and administrative expenses	10,851	11,172	16,093	38,116

Homebuilding segment operating income	29,258	29,012	17,671	75,941

Financial services segment profit				3,493
Corporate and unallocated costs (1)				(13,286)
Interest expense				(587)
Other income, net				6,963
Earnings before income taxes				$72,524

(1)Balance consists primarily of corporate costs and shared service functions such as finance and treasury that are not allocated to the homebuilding or financial services reporting segments.

	Three Months Ended March 31, 2025
	West	Central	East	Total
Home closing revenue	$479,636	$412,537	$449,931	$1,342,104
Land closing revenue	691	930	13,800	15,421
Total closing revenue	480,327	413,467	463,731	1,357,525

Cost of home closings	$374,665	$321,808	$349,981	$1,046,454
Cost of land closings	142	335	11,779	12,256
Total cost of closings	374,807	322,143	361,760	1,058,710

Home closing gross profit	104,971	90,729	99,950	295,650
Land closing gross profit	549	595	2,021	3,165
Total closing gross profit	105,520	91,324	101,971	298,815

Home closing gross margin	21.9%	22.0%	22.2%	22.0%

Commissions and other sales costs	27,402	32,657	34,661	94,720
General and administrative expenses	13,453	12,839	18,092	44,384

Homebuilding segment operating income	64,665	45,828	49,218	159,711

Financial services segment profit				3,563
Corporate and unallocated costs (1)				(12,613)
Interest expense				—
Other income, net				9,498
Earnings before income taxes				$160,159

(1)Balance consists primarily of corporate costs and shared service functions such as finance and treasury that are not allocated to the homebuilding or financial services reporting segments.

	At March 31, 2026
	West		Central		East		Financial Services	Corporate and Unallocated		Total
Deposits on real estate under option or contract	$26,558		$60,853		$78,825		$—	$—		$166,236
Real estate	1,762,412		1,648,341		2,551,322		—	—		5,962,075
Investments in unconsolidated entities	30,690		29,183		—		—	889		60,762
Other assets	45,058	(1)	312,229	(2)	89,553	(3)	2,888	915,810	(4)	1,365,538
Total assets	$1,864,718		$2,050,606		$2,719,700		$2,888	$916,699		$7,554,611

(1)Balance consists primarily of prepaid expenses and other assets and property and equipment, net.
(2)Balance consists primarily of development reimbursements from local municipalities, prepaid expenses and other assets, and cash and cash equivalents.
(3)Balance consists primarily of cash and cash equivalents, goodwill (see Note 9), and prepaid expenses and other assets.
(4)Balance consists primarily of cash and cash equivalents, prepaids and other assets, and deferred tax assets.

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
(2)Balance consists primarily of development reimbursements from local municipalities, property and equipment, net, goodwill (see Note 9), and prepaid expenses and other assets.
(3)Balance consists primarily of prepaid expenses and other assets, goodwill (see Note 9), and property and equipment, net.
(4)Balance consists primarily of cash and cash equivalents, prepaids and other assets, and deferred tax assets.

NOTE 15 — COMMITMENTS AND CONTINGENCIES
We are involved in various routine legal and regulatory proceedings, including, without limitation, claims and litigation alleging construction defects. In general, the proceedings are incidental to our business, and most exposure is subject to and should be covered by warranty and indemnity obligations of our consultants and subcontractors. Additionally, some such claims are also covered by insurance. With respect to the majority of pending litigation matters, our ultimate legal and financial responsibility, if any, cannot be estimated with certainty and, in most cases, any potential material losses related to these matters are not considered probable. Historically, most disputes regarding warranty claims are resolved prior to litigation. We believe there are no pending legal or warranty matters as of March 31, 2026 that could have a material adverse impact upon our consolidated financial condition, results of operations or cash flows that have not been sufficiently reserved.

We have case specific reserves within our $26.0 million of total Warranty reserves related to alleged stucco defects in certain homes we constructed predominantly between 2015 and 2019. Our review and management of these matters is ongoing and our estimate of and reserves for resolving them is based on internal data, historical experience, our judgment and various assumptions and estimates. Due to the degree of judgment and the potential for variability in our underlying assumptions and data, as we obtain additional information, we may revise our estimate and thus our related reserves. As of March 31, 2026, after considering potential recoveries from the consultants and contractors involved and their insurers and the potential recovery under our general liability insurance policies, we believe our reserves are sufficient to cover the above mentioned matters. See Note 1 for information related to our warranty obligations.

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
The words “believe,” “expect,” “anticipate,” “forecast,” “plan,” “intend,” “may,” “will,” “should,” “could,” “estimate,” "target," and “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. All statements we make other than statements of historical fact are forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Forward-looking statements in this Quarterly Report may include statements concerning our belief that we have sufficient liquidity; our goals, strategies and strategic initiatives including our use of interest rate buy-downs and other financing incentives, our spec and move-in ready strategy, our partnership with external realtors, and the anticipated benefits relating thereto; our intentions and the expected benefits and advantages of our product and land positioning strategies, including with respect to our focus on the first-time and first move-up home buyer and housing demand for affordable homes; the benefits of and our intentions to use options to acquire land; our positions and our expected outcome relating to litigation and regulatory proceedings in general; our intentions to pay quarterly dividends; the sustainability of our tax positions; that we may repurchase our debt and equity securities; our non-use of derivative financial instruments; expectations regarding our industry and our business for the remainder of 2026; the demand for and the pricing of our homes; our land and lot acquisition strategy (including that we will redeploy cash to acquire well-positioned finished lots and that we may participate in joint ventures or opportunities outside of our existing markets if opportunities arise and the benefits relating thereto); that we may expand into new markets; the availability of labor and materials for our operations; that we may seek additional debt or equity capital; our expectation that existing guarantees, letters of credit and performance and surety bonds will not be drawn on; the sufficiency of our insurance coverage and legal and warranty reserves; the outcome of pending litigation; the sources and sufficiency of our capital resources to support our business strategy; the impact of new accounting standards and changes in accounting estimates; trends and expectations concerning future demand for homes, home construction cycle times, sales prices, sales incentives, sales orders, cancellations, construction and materials costs and availability, general and administrative costs, mortgage interest rates, gross margins, land costs, inflation, and community counts; our future cash needs and sources; and the impact of seasonality.

Important factors that could cause actual results to differ materially from those in forward-looking statements, and that could negatively affect our business include, but are not limited to, the following: increases in interest rates or decreases in mortgage availability, and the cost and use of rate locks and buy-downs; the cost of materials used to develop communities and construct homes; shortages in the availability and cost of subcontract labor; legislation related to tariffs; cancellation rates; supply chain and labor constraints; the ability of our potential buyers to sell their existing homes; the adverse effect of slow absorption rates; our ability to acquire and develop lots may be negatively impacted if we are unable to obtain performance and surety bonds; impairments of our real estate inventory; competition; home warranty and construction defect claims; failures in health and safety performance; fluctuations in quarterly operating results; our level of indebtedness; our exposure to counterparty risk with respect to our capped calls; our ability to obtain financing if our credit ratings are downgraded; our exposure to and impacts from natural disasters or severe weather conditions; the availability and cost of finished lots and undeveloped land; the success of our strategy to offer and market entry-level and first move-up homes; a change to the feasibility of projects under option or contract that could result in the write-down or write-off of earnest money or option deposits; our limited geographic diversification; sustainability matters and disclosure; our exposure to information technology failures and security breaches and the impact thereof; the loss of key personnel; changes in tax laws that adversely impact us or our homebuyers; our inability to prevail on contested tax positions; failure of our employees and representatives to comply with laws and regulations; our compliance with government regulations; liabilities or restrictions resulting from regulations applicable to our financial services operations; negative publicity that affects our reputation; potential disruptions to our business by an epidemic or pandemic, and measures that federal, state and local governments and/or health authorities implement to address it; and other factors identified in documents filed by the Company with the Securities and Exchange Commission ("SEC"), including those set forth in our Form 10-K for the year ended December 31, 2025 and this Quarterly Report on Form 10-Q under the caption "Risk Factors."
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
Overview and Outlook

The homebuilding market continued to be challenged in the first quarter of 2026, due to persistent affordability challenges and diminished consumer confidence, which was further depressed by severe winter storms and military operations in Iran which we believe drove increasing interest rates, gas prices and inflation. While demand for affordable, move-in ready homes from millennial, Gen Z and baby boomer generations continues, buyers are increasingly reliant on financing assistance to overcome market uncertainty and manage monthly payments. Our ability to offer financing incentives, including interest rate locks and buy-downs, remains a key differentiator, primarily compared to resale homes, where individual sellers are typically not able to provide such incentives. While we face headwinds in the current environment, we acknowledge that capturing demand requires higher than anticipated incentive utilization, even as we look to optimize every asset and prioritize margin preservation.

Construction cycle times remained under 110 calendar days, below our historical normalized time of approximately 120 days and materially improved from more than 150 days over the last several years as the supply chain and labor markets return to normal conditions. Our all-spec strategy also minimizes variability and creates efficiencies through repeatability. Land costs remain elevated following years of historically high land acquisition and development costs, however, our scale and purchasing power allow us to secure volume discounts from national vendors, helping offset some of this pressure.
We believe that the execution of our all-spec strategy of move-in ready homes with a commitment to affordability appropriately focuses on our key financial goals such as strong home closing revenue and home closing gross margin, controlling selling, and general and administrative costs, and maintaining sufficient liquidity.
Summary Company Results

Home closing volume of 2,967 homes in the three months ended March 31, 2026 was down 13.1% from 3,416 homes in the same prior year period. Lower closing volume combined with a 5.0% decrease in average sales price ("ASP") on closings resulted in $1.1 billion in home closing revenue, a 17.5% decrease from $1.3 billion in the three months ended March 31, 2025. The lower ASP is a result of increased utilization of incentives and geographic mix shift, and contributed to the first quarter 2026 home closing gross margin decline of 450 basis points to 17.5%, compared to 22.0% in the prior year period. The decrease in home closing gross margin was also attributable to reduced leverage of fixed costs on lower home closing revenue and higher lot costs, all of which were only partially offset by savings achieved in direct costs and shorter construction cycle times. Lower home closing volume and ASP on closings led to home closing gross profit of $193.8 million in the three months ended March 31, 2026 compared to $295.7 million in the comparable prior year period. Land closing gross loss of $0.3 million in the three months ended March 31, 2026 compared to land closing gross profit of $3.2 million in the comparable 2025 period. Financial services profit was $3.5 million in the three months ended March 31, 2026, flat with the prior year period. Commissions and other sales costs of $79.5 million in the three months ended March 31, 2026 decreased $15.2 million due primarily to lower home closing revenue. General and administrative expenses of $51.4 million in the three months ended March 31, 2026 decreased $5.6 million from the same period of 2025, largely due to savings in compensation expense and intentional reductions in discretionary expenses. Earnings before income taxes for the three months ended March 31, 2026 of $72.5 million decreased $87.6 million year over year from $160.2 million in the same period of 2025. The effective income tax rate of 23.7% for the three months ended March 31, 2026 increased slightly from 23.3% in 2025. The decrease in year-over-year profitability resulted in net earnings of $55.3 million in the three months ended March 31, 2026 versus $122.8 million in the three months ended March 31, 2025.

Home orders of 3,664 for the three months ended March 31, 2026 decreased 5.5% from 3,876 home orders in the prior year quarter due to an 18.2% decrease in orders pace to 3.6 net homes per month, offset by the 17.0% increase in average active communities. Home order value during the three months ended March 31, 2026 of $1.4 billion decreased 10.1% year-over-year, due to lower order volume and a 4.9% decrease in ASP on orders caused by the same factors discussed previously. Our cancellation rate was 11% in the three months ended March 31, 2026, compared to 9% in the comparable 2025 period. We ended the first quarter of 2026 with 1,865 homes in backlog valued at $711.5 million, decreases of 6.9% and 12.4%, respectively, from March 31, 2025. The lower backlog units are due to lower order volume and a higher backlog conversion rate of 254% during the three months ended March 31, 2026, compared to 221% in the comparable 2025 period.

We ended the first quarter of 2026 with 345 active communities, the highest in Company history, up from 290 at March 31, 2025 and 336 at December 31, 2025. We purchased approximately 2,600 lots for $141.0 million, spent $185.1 million on land development, net of reimbursements, and started construction on 2,524 homes during the three months ended March 31, 2026.

Company Positioning
We believe that the focus on community count growth, our move-in ready homes with a 60-day closing ready commitment, and our partnership with external realtors create a differentiated strategy that has aided us in our growth in the highly competitive new home market.
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
In addition to these strategic initiatives, we also remain committed to the following:
•Achieving or maintaining a top 5 market position in all of our markets, and maintaining our status as a top 5 national builder (based on homes closed in 2025);
•Targeting a strong, yet sustainable, orders pace through the use of consumer and market research to ensure that we build homes that offer our buyers their desired features and amenities;
•Maintaining and where possible, expanding, our home closing gross profit by growing closing volume, allowing us to better leverage our direct overhead;
•Carefully managing our liquidity and maintaining a strong balance sheet. We ended the first quarter of 2026 with a 26.6% debt-to-capital ratio and a 17.4% net debt-to-capital ratio;
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

Critical Accounting Estimates
The critical accounting estimates that we deem to involve the most difficult, subjective or complex judgments include real estate valuation and cost of home closings and warranty reserves. There have been no significant changes to our critical accounting estimates during the three months ended March 31, 2026 compared to those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our 2025 Annual Report.

Home Closing Revenue, Home Orders and Order Backlog
The composition of our closings, home orders and backlog is constantly changing and is based on a changing mix of communities with various price points between periods as new projects open and existing projects wind down and close-out. Further, individual homes within a community can range significantly in price due to differing square footage, option selections, lot sizes and quality and location of lots (e.g. cul-de-sac, view lots, greenbelt lots). These variations affect the comparability between our home orders, closings and backlog due to the changing mix between periods. The tables on the following pages present operating and financial data that we consider most critical to managing our operations (dollars in thousands):

Home Closing Revenue	Three Months Ended March 31,		Quarter over Quarter
	2026	2025	Change $	Change %
Total
Dollars	$1,107,822	$1,342,104	$(234,282)	(17.5)%
Homes closed	2,967	3,416	(449)	(13.1)%
Average sales price	$373.4	$392.9	$(19.5)	(5.0)%
West Region
Dollars	$336,183	$479,636	$(143,453)	(29.9)%
Homes closed	686	998	(312)	(31.3)%
Average sales price	$490.1	$480.6	$9.5	2.0%
Central Region
Dollars	$376,300	$412,537	$(36,237)	(8.8)%
Homes closed	1,108	1,187	(79)	(6.7)%
Average sales price	$339.6	$347.5	$(7.9)	(2.3)%
East Region
Dollars	$395,339	$449,931	$(54,592)	(12.1)%
Homes closed	1,173	1,231	(58)	(4.7)%
Average sales price	$337.0	$365.5	$(28.5)	(7.8)%

Home Orders (1)	Three Months Ended March 31,		Quarter over Quarter
	2026	2025	Change $	Change %
Total
Dollars	$1,400,440	$1,558,177	$(157,737)	(10.1)%
Homes ordered	3,664	3,876	(212)	(5.5)%
Average sales price	$382.2	$402.0	$(19.8)	(4.9)%
West Region
Dollars	$444,293	$539,594	$(95,301)	(17.7)%
Homes ordered	898	1,093	(195)	(17.8)%
Average sales price	$494.8	$493.7	$1.1	0.2%
Central Region
Dollars	$457,299	$489,160	$(31,861)	(6.5)%
Homes ordered	1,316	1,365	(49)	(3.6)%
Average sales price	$347.5	$358.4	$(10.9)	(3.0)%
East Region
Dollars	$498,848	$529,423	$(30,575)	(5.8)%
Homes ordered	1,450	1,418	32	2.3%
Average sales price	$344.0	$373.4	$(29.4)	(7.9)%
(1)Home orders for any period represent the aggregate sales price of all homes ordered, net of cancellations. We do not include orders contingent upon the sale of a customer’s existing home or a mortgage pre-approval as a sales contract until the contingency is removed.

Order Backlog (1)	At March 31,		Quarter over Quarter
	2026	2025	Change $	Change %
Total
Dollars	$711,466	$812,358	$(100,892)	(12.4)%
Homes in backlog	1,865	2,004	(139)	(6.9)%
Average sales price	$381.5	$405.4	$(23.9)	(5.9)%
West Region
Dollars	$193,651	$262,627	$(68,976)	(26.3)%
Homes in backlog	397	530	(133)	(25.1)%
Average sales price	$487.8	$495.5	$(7.7)	(1.6)%
Central Region
Dollars	$238,387	$242,919	$(4,532)	(1.9)%
Homes in backlog	665	659	6	0.9%
Average sales price	$358.5	$368.6	$(10.1)	(2.7)%
East Region
Dollars	$279,428	$306,812	$(27,384)	(8.9)%
Homes in backlog	803	815	(12)	(1.5)%
Average sales price	$348.0	$376.5	$(28.5)	(7.6)%

(1)Our backlog represents net home orders that have not closed.

Active Communities and Cancellation Rates

Active Communities	Three Months Ended March 31,
	2026		2025
	Ending	Average	Ending	Average
Total	345	340.5	290	291.0
West Region	88	85.5	85	88.0
Central Region	107	109.5	82	86.0
East Region	150	145.5	123	117.0

Cancellation Rates (2)	Three Months Ended March 31,
	2026	2025
Total	11%	9%
West Region	6%	7%
Central Region	12%	9%
East Region	13%	10%

(2)Cancellation rates are computed as the number of canceled units for the period divided by the gross sales units for the same period.

Operating Results

Companywide. In the three months ended March 31, 2026, we closed 2,967 homes, 13.1% lower than 3,416 closings in the three months ended March 31, 2025. The decrease in home closing volume combined with a 5.0% lower ASP on closings drove $1.1 billion in home closing revenue for the three months ended March 31, 2026, 17.5% lower than the same period in 2025. Nearly 70% of our first quarter closings came from intra-quarter home orders. Home order volume in the three months ended March 31, 2026 of 3,664 homes was 5.5% lower than 3,876 homes in the three months ended March 31, 2025, due to an 18.2% decrease in orders pace to 3.6 net homes per month in the three months ended March 31, 2026 which was partially offset by a 17.0% increase in average active communities. Demand has been meaningfully impacted by consumer confidence that has been weak for some time and recently exacerbated by economic and world events. The lower home order volume combined with 4.9% lower ASP on orders led to 10.1% lower home order value of $1.4 billion for the three months ended March 31, 2026, compared to $1.6 billion in the prior year period. The decline in ASP on both closings and orders was caused by increased utilization of incentives and shift in geographic mix. Order cancellations of 11% for the three months ended March 31, 2026 were up from 9% in the comparable 2025 period, but remains below our historical company average. We believe our low cancellation rates reflects the benefits of a shorter timeline to home closing that is provided by our move-in ready homes with a 60-day closing ready commitment. The first quarter of 2026 ended with 1,865 homes in backlog valued at $711.5 million, compared to 2,004 units valued at $812.4 million at March 31, 2025. The year over year decrease in backlog homes is the result of lower order volume and a higher backlog conversion rate of 254% during the three months ended March 31, 2026, compared to 221% in the same period of 2025.
West. The West Region generated $336.2 million in home closing revenue in the three months ended March 31, 2026, a 29.9% decrease compared to $479.6 million in the prior year period. The lower revenue was due entirely to 31.3% lower closing volume of 686 homes in the three months ended March 31, 2026, compared to 998 homes in the prior year. ASP on closings increased 2.0% due to geographic mix within the region. Home orders for the three months ended March 31, 2026 of 898 were down 17.8% from 1,093 in the prior year period, due to the combination of a 14.6% decrease in orders pace and 2.8% fewer average active communities. The orders pace of 3.5 homes per month in the three months ended March 31, 2026 compares to 4.1 homes per month in the same period of the prior year. Home order value of $444.3 million for the three months ended March 31, 2026 decreased 17.7% due entirely to the lower order volume, as ASP on orders was flat year over year. The West Region had the lowest cancellation rate in the Company, at 6% for the three months ended March 31, 2026, and down from 7% in the prior year period. The West Region ended the first quarter of 2026 with 397 homes in backlog valued at $193.7 million, compared to 530 units valued at $262.6 million at March 31, 2025. The lower backlog is the combined effect of the lower orders in the first quarter of 2026, along with a record backlog conversion rate of 371% for the three months ended March 31, 2026 compared to 229% in the same period of 2025.
Central. The Central Region closed 1,108 homes in the three months ended March 31, 2026, down 6.7% from 1,187 in the prior year period. Home closing revenue of $376.3 million in the three months ended March 31, 2026 was 8.8% lower than $412.5 million in the prior year period due to the combined impact of lower home closing volume and a 2.3% decrease in ASP on closings. The decline in ASP on closings is a result of higher utilization of incentives. Home order volume decreased 3.6% to 1,316 homes in the three months ended March 31, 2026 due to a 24.5% decline in orders pace to 4.0 homes per month, offset by a 27.3% increase in average active community count. The decrease in volume combined with a 3.0% decrease in ASP on orders led to 6.5% lower home order value of $457.3 million in the three months ended March 31, 2026. The Central Region cancellation rate of 12% in the three months ended March 31, 2026 was up from 9% in the prior year period but continues to be lower than the historical company average. The Central Region ended the first quarter of 2026 with 665 units in backlog, relatively consistent with prior year, while backlog value of $238.4 million was down 1.9% from March 31, 2025 due to a 2.7% lower ASP on backlog.
East. During the three months ended March 31, 2026, the East Region closed 1,173 homes for $395.3 million, down 4.7% and 12.1%, respectively from 1,231 closings and $449.9 million in home closing revenue in the comparable prior year period. The lower home closing revenue was driven by fewer closings and a 7.8% lower ASP on home closings, resulting from shift in geographic mix within the region and greater utilization of incentives. The Region improved home order volume over prior year by 2.3%, with orders of 1,450 for the three months ended March 31, 2026, due entirely to a 24.4% higher average active community count which reflects continued growth in our newer divisions, and was partially offset by a 17.5% lower orders pace. The orders pace of 3.3 homes per month compared to 4.0 in the prior year period is reflective of the demand conditions in the underlying geographies. Order value of $498.8 million in the three months ended March 31, 2026 decreased 5.8% from $529.4 million in the prior year period due to a 7.9% decrease in ASP on orders year over year caused by geographic mix shift and increased use of incentives. The East Region cancellation rate of 13% in the three months ended March 31, 2026 was up from 10% in the same prior year period but remains below our historical company average. The East Region ended the first quarter of 2026 with 803 homes in backlog, relatively consistent with prior year, as the higher order volume was offset by an increased backlog conversion rate of 223% in the first quarter of 2026 compared to 196% in the prior year quarter. Backlog value of $279.4 million decreased 8.9%, from $306.8 million at March 31, 2025 primarily due to a decrease in ASP on backlog.
Land Closing Revenue and Gross (Loss)/Profit (in thousands)

	Three Months Ended March 31,
	2026	2025
Land closing revenue	$9,361	$15,421
Land closing gross (loss)/profit	$(269)	$3,165
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

Other Operating Information (dollars in thousands)

	Three Months Ended March 31,
	2026		2025
	Dollars	Percent of Home Closing Revenue	Dollars	Percent of Home Closing Revenue
Home Closing Gross Profit (1)
Total	$193,798	17.5%	$295,650	22.0%
Add: Real estate-related impairments	2,427		—
Add: Write-off of terminated land deals	1,373		1,433
Adjusted Home Closing Gross Profit (2)	$197,598	17.8%	$297,083	22.1%

West	$61,480	18.3%	$104,971	21.9%
Add: Real estate-related impairments	—		—
Add: Write-off of terminated land deals	100		562
Adjusted Home Closing Gross Profit (2)	$61,580	18.3%	$105,533	22.0%

Central	$68,605	18.2%	$90,729	22.0%
Add: Real estate-related impairments	1,273		—
Add: Write-off of terminated land deals	342		336
Adjusted Home Closing Gross Profit (2)	$70,220	18.7%	$91,065	22.1%

East	$63,713	16.1%	$99,950	22.2%
Add: Real estate-related impairments	1,154		—
Add: Write-off of terminated land deals	931		535
Adjusted Home Closing Gross Profit (2)	$65,798	16.6%	$100,485	22.3%

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

Companywide. Home closing gross profit for the three months ended March 31, 2026 was $193.8 million, with a home closing gross margin of 17.5% down 450 basis points from 22.0% in the three months ended March 31, 2025. The margin decline was due to the combined impact of increased utilization of incentives, reduced leverage of fixed costs on lower home closing revenue and higher lot costs, all of which were only partially offset by savings in direct costs, shorter construction cycle times and lower compensation expense. Additionally, home closing gross margin was negatively impacted by real estate-related impairments and charges related to terminated land contracts. Excluding these charges, adjusted home closing gross margin was 17.8% for the three months ended March 31, 2026, compared to 22.1% for the three months ended March 31, 2025.

West. The West Region had home closing gross margin of 18.3% for the three months ended March 31, 2026, down 360 basis points from 21.9% in the three months ended March 31, 2025, due to higher lot costs and reduced leverage of fixed costs, which was partially offset by savings in direct costs.

Central. The Central Region Home closing gross margin of 18.2% for the three months ended March 31, 2026 decreased 380 basis points from 22.0% in the prior year period due to increased lot costs and reduced fixed cost leverage due to lower home closing revenue. Real estate-related impairments and charges for terminated contracts also had a negative impact on home closing gross margin for both first quarter periods. Excluding these charges, adjusted home closing gross margin was 18.7% and 22.1% for the three months ended March 31, 2026 and 2025, respectively.
East. The East Region Home closing gross margin was 16.1% and 22.2% for the three months ended March 31, 2026 and 2025, respectively, a 610 basis point decrease. The margin decline was due to reduced leverage of fixed costs on lower home closing revenue and higher lot costs, which more than offset the savings in direct costs. The East Region home closing gross was also impacted by real estate-related impairments and charges incurred related to terminated land contracts. When excluding these items, adjusted home closing gross margin was 16.6% and 22.3% for the three months ended March 31, 2026 and 2025, respectively.
Financial Services Profit (in thousands)

	Three Months Ended March 31,
	2026	2025
Financial services profit	$3,493	$3,563
Financial services profit represents the net profit of our financial services operations, including the operating profit generated by our wholly-owned title and insurance companies, Carefree Title and Meritage Insurance, respectively, as well as our portion of earnings from a mortgage joint venture. Financial services profit was fairly consistent year over year.
Selling, General and Administrative Expenses and Other Expenses (dollars in thousands)

	Three Months Ended March 31,
	2026	2025
Commissions and other sales costs	$(79,472)	$(94,720)
Percent of Home closing revenue	7.2%	7.1%
General and administrative expenses	$(51,402)	$(56,997)
Percent of Home closing revenue	4.6%	4.2%
Interest expense	$(587)	$—
Other income, net	$6,963	$9,498
Provision for income taxes	$(17,215)	$(37,353)

Commissions and Other Sales Costs. Commissions and other sales costs are comprised of internal and external commissions and related sales and marketing expenses such as advertising and sales office and completed spec home inventory costs. These costs decreased $15.2 million, to $79.5 million, and as a percentage of home closing revenue were relatively flat at 7.2% in the three months ended March 31, 2026, compared to 7.1% in the prior year period. The lower dollar spend is tied directly to lower commissions due to reduced home closing revenue.

General and Administrative Expenses. General and administrative expenses represent corporate and divisional overhead expenses such as salaries and bonuses, occupancy, insurance and travel expenses. For the three months ended March 31, 2026, general and administrative expenses of $51.4 million decreased $5.6 million from $57.0 million in the prior year period, primarily due to lower compensation expense and intentional reductions in discretionary spend, which were partially offset by increased spend on technology. General and administrative expenses as a percentage of home closing revenue increased 40 basis points to 4.6% for the three months ended March 31, 2026, up from 4.2% in the prior year period due to reduced leverage of fixed costs on lower home closing revenue.
Interest Expense. Interest expense is comprised of interest incurred, but not capitalized, on our senior and convertible senior notes, loans payable and other borrowings, including our Credit Facility. We recognized $0.6 million interest expense for the three months ended March 31, 2026, and no interest expense in the same period of 2025 as all interest incurred was capitalized to qualifying assets.
Other Income, Net. Other income, net, primarily consists of (i) sublease income, (ii) interest earned on our cash and cash equivalents, (iii) payments and awards related to legal settlements and (iv) our portion of pre-tax income or loss from non-financial services joint ventures. Other income, net was $7.0 million and $9.5 million for the three months ended March 31, 2026 and 2025, respectively.
Income Taxes. Our effective tax rate was 23.7% and 23.3% for the three months ended March 31, 2026 and 2025, respectively.

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
Cash flows for each of our communities depend on their stage of the development cycle, and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, zoning plat and other approvals, community and lot development, and construction of model homes, roads, utilities, landscape and other amenities. Because these costs are a component of our real estate inventory and are not recognized in our income statement until a home closes, we incur significant cash outlays prior to recognition of earnings. In the later stages of a community, cash inflows may significantly exceed earnings reported for financial statement purposes, as the cash outflow associated with home and land construction was previously incurred. We strive to align our capital allocation and cash outlays with current market conditions. In times of community count growth, we incur significant outlays of cash through the land purchase, development and community opening stages whereas in in times of community count stability, these cash outlays are incurred in a more even-flow cadence with cash inflows from actively selling communities that are contributing closing volume and home closing revenue. Conversely, in a down turn environment, cash outlays for land and community count growth may be scaled back to preserve liquidity and we may curtail community count.
At March 31, 2026, we had $766.6 million of cash and cash equivalents and $829.0 million available under the Credit Facility, thereby providing approximately $1.6 billion of total available capacity.
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
Material Cash Requirements
We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact both short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on our unaudited consolidated balance sheets as of March 31, 2026, while others are considered future commitments for materials or services not yet provided. Our contractual obligations primarily consist of principal and interest payments on our senior and convertible senior notes, loans payable and other borrowings, including our Credit Facility, letters of credit and surety bonds and operating leases. We have no material debt maturities until 2027. We also have requirements for certain short-term lease commitments, funding working capital needs of our existing unconsolidated joint ventures and other purchase obligations in the normal course of business. Other material cash requirements include land acquisition and development costs, home construction costs and operating expenses, including our selling, general and administrative expenses, as previously discussed. We plan to fund these commitments primarily with cash flows generated by operations, but may also utilize additional debt or equity financing and borrowing capacity under our Credit Facility. Our maximum exposure to loss on our purchase and option agreements is generally limited to non-refundable deposits and capitalized or committed pre-acquisition costs.
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
We do not engage in commodity trading or other similar activities. We had no derivative financial instruments that required derivative accounting under ASC 815-10, Derivatives and Hedging, at March 31, 2026 or December 31, 2025.
Operating Cash Flow Activities
During the three months ended March 31, 2026, net cash provided by operating activities totaled $101.3 million, and for the three months ended March 31, 2025, net cash used in operating activities totaled $42.6 million. Net cash provided by operating activities for the three months ended March 31, 2026 consisted largely of cash generated from net earnings of $55.3 million, a $34.0 million decrease in real estate, and a $29.0 million decrease in other receivables, prepaids and other assets. Cash flows used in operations in the three months ended March 31, 2025 reflected cash generated by net earnings of $122.8 million, which was offset by increases in real estate and deposits on real estate under option or contract of $60.8 million and $62.2 million, respectively.
Investing Cash Flow Activities
During the three months ended March 31, 2026 and 2025, net cash used in investing activities totaled $7.7 million and $11.4 million, respectively. Cash used in investing activities in both periods was mainly attributable to purchases of property and equipment and investments in unconsolidated entities.
Financing Cash Flow Activities

During the three months ended March 31, 2026, net cash used by financing activities totaled $102.1 million, consisting of $130.0 million of share repurchases and $32.0 million of dividends paid, offset by $59.9 million in proceeds from liabilities related to consolidated real estate not owned. During the three months ended March 31, 2025, net cash provided by financing activities of $414.1 million primarily reflects the net proceeds of $492.1 million from the issuance of our 5.650% Senior Notes due 2035, offset by $45.0 million of share repurchases and $30.9 million of dividends paid. See 'Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds' for more information about our authorized share repurchase program.

We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. Debt-to-capital and net debt-to-capital are calculated as follows (dollars in thousands):

	As of
	March 31, 2026	December 31, 2025
Senior and convertible senior notes, net and loans payable and other borrowings	$1,841,274	$1,829,054
Stockholders’ equity	5,093,769	5,195,643
Total capital	$6,935,043	$7,024,697
Debt-to-capital (1)	26.6%	26.0%
Senior and convertible senior notes, net, and loans payable and other borrowings	$1,841,274	$1,829,054
Less: cash and cash equivalents	(766,632)	(775,157)
Net debt	1,074,642	1,053,897
Stockholders’ equity	5,093,769	5,195,643
Total net capital	$6,168,411	$6,249,540
Net debt-to-capital (2)	17.4%	16.9%

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
Dividends
During the three months ended March 31, 2026 and 2025, our Board of Directors approved, and we paid, a quarterly cash dividend on common stock of $0.48 and $0.43 per share, respectively.

Credit Facility Covenants
Borrowings under the Credit Facility are unsecured, but availability is subject to, among other things, a borrowing base. The Credit Facility also contains certain financial covenants, including (a) a minimum tangible net worth requirement of $3.3 billion (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings), and (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 60%. We were in compliance with all Credit Facility covenants as of March 31, 2026. Our actual financial covenant calculations as of March 31, 2026 are reflected in the table below.

Financial Covenant (dollars in thousands):	Covenant Requirement	Actual
Minimum Tangible Net Worth	> $3,794,870	$5,044,702
Leverage Ratio	< 60%	15.6%
Investments other than defined permitted investments	< $1,538,411	$60,762

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
Our fixed rate debt is made up primarily of $1.8 billion in aggregate principal amount of our senior and convertible senior notes. All outstanding senior and convertible senior notes bear fixed rates of interest, and therefore, do not expose us to financial statement risk associated with changes in interest rates. The fair values of senior and convertible senior notes change primarily when interest rates change, and in the case of our convertible senior notes, when the market price of our stock fluctuates. Except in limited circumstances, we do not have an obligation to prepay our senior notes and, as a result, changes in fair value of our senior notes should not have a significant impact until we would be required to repay such debt and access the capital markets to issue new debt. Obligations to settle our convertible senior notes by conversion may be required upon the occurrence of certain limited conversion conditions that are closely related to the fair value of the convertible senior notes, and therefore changes in the fair value of our convertible senior notes should not have a significant impact as conversion is more likely to occur under favorable stock price conditions. Our Credit Facility is subject to interest rate changes as the borrowing rates are based on term SOFR or Prime (see Note 5 to our unaudited consolidated financial statements included in this report).

Item 4.	Controls and Procedures
In order to ensure that the information we must disclose in our filings and submissions with the SEC is recorded, processed, summarized and reported on a timely basis, we have developed and implemented disclosure controls and procedures. Our management, with the participation of our chief executive officer ("CEO") and chief financial officer ("CFO"), has reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of March 31, 2026 (the “Evaluation Date”). Based on such evaluation, our management has concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective at a reasonable assurance level in ensuring that information that is required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item IA "Risk Factors" in our Annual Report, which could materially affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may eventually prove to materially adversely affect our business, financial condition and/or operating results. There have been no material changes in our risk factors as previously disclosed in our Annual Report.

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
There is no stated expiration for this program. The repurchases of the Company's shares may be made in the open market, in privately negotiated transactions, or otherwise. The timing and amount of repurchases, if any, will be determined by the Company's management at its discretion and be based on a variety of factors such as the market price of the Company's common stock, corporate and contractual requirements, prevailing market and economic conditions and legal requirements. The share repurchase program may be modified, suspended or discontinued at any time. As of March 31, 2026 there was $384.1 million available under this program to repurchase shares. We repurchased 1,815,820 shares under the program during the three months ended March 31, 2026.

Period	Total Number of Shares Purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
January 1, 2026 - January 31, 2026	230,134	$69.37	230,134	$498,115,692
February 1, 2026 - February 28, 2026	1,138,125	$73.84	1,138,125	$414,079,358
March 1, 2026 - March 31, 2026	447,561	$67.03	447,561	$384,079,385
Total	1,815,820		1,815,820

Item 5.	Other Information
Insider Trading Arrangements
During the fiscal quarter ended March 31, 2026, no director or officer adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6.	Exhibits

Exhibit Number	Description	Page or Method of Filing
3.1	Restated Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3 of Form 8-K dated June 20, 2002

3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 10-Q for the quarter ended September 30, 1998

3.1.2	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated September 15, 2004

3.1.3	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Definitive Proxy Statement filed on April 10, 2006 for the 2006 Annual Meeting of Stockholders

3.1.4	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix B of the Definitive Proxy Statement filed on April 1, 2008 for the 2008 Annual Meeting of Stockholders

3.1.5	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Definitive Proxy Statement filed on January 9, 2009

3.1.6	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1.6 of Form 10-Q for the quarter ended June 30, 2025

3.2	Meritage Homes Corporation Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.1 of Form 8-K dated May 22, 2025

10.1	Phillippe Lord - Notice of Approved 2026 Compensation*	Incorporated by reference to Exhibit 10.1 of Form 8-K dated March 26, 2026

10.2	Hilla Sferruzza - Notice of Approved 2026 Compensation*	Incorporated by reference to Exhibit 10.2 of Form 8-K dated March 26, 2026

10.3	Malissia Clinton - Notice of Approved 2026 Compensation*	Incorporated by reference to Exhibit 10.3 of Form 8-K dated March 26, 2026

10.4	Javier Feliciano - Notice of Approved 2026 Compensation*	Incorporated by reference to Exhibit 10.4 of Form 8-K dated March 26, 2026

22	List of Guarantor Subsidiaries	Incorporated by reference to Exhibit 22 of Form 10-K for the year ended December 31, 2025

31.1	Rule 13a-14(a)/15d-14(a) Certification of Phillippe Lord, Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Hilla Sferruzza, Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Furnished herewith

101.0
The following information from the Meritage Homes Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Income Statements, (iii) Unaudited Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Consolidated Financial Statements.

104.0	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL and contained in exhibit 101.

*	Indicates a management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERITAGE HOMES CORPORATION, a Maryland corporation

By:	/s/ HILLA SFERRUZZA
Hilla Sferruzza Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date:	April 24, 2026

INDEX OF EXHIBITS

3.1	Restated Articles of Incorporation of Meritage Homes Corporation

3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.2	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.3	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.4	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.5	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.6	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.2	Meritage Homes Corporation Amended and Restated Bylaws

10.1	Phillippe Lord - Notice of Approved 2026 Compensation*

10.2	Hilla Sferruzza - Notice of Approved 2026 Compensation*
2
10.3	Malissia Clinton - Notice of Approved 2026 Compensation*

10.4	Javier Feliciano - Notice of Approved 2026 Compensation*

22	List of Guarantor Subsidiaries

31.1	Rule 13a-14(a)/15d-14(a) Certification of Phillippe Lord, Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Hilla Sferruzza, Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.0
The following information from the Meritage Homes Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Income Statements, (iii) Unaudited Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Consolidated Financial Statements.

104.0	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL and contained in exhibit 101.

*	Indicates a management contract or compensatory plan.