Form 10-Q
period 2026-06-30
Meritage Homes CORP
filed 2026-07-31
CIK 833079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by a checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Common shares outstanding as of July 27, 2026: 65,174,093

MERITAGE HOMES CORPORATION
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)

	June 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$807,267	$775,157
Other receivables	304,098	306,956
Real estate	5,891,978	5,987,120
Deposits on real estate under option or contract	168,977	174,170
Investments in unconsolidated entities	59,423	57,268
Property and equipment, net	46,085	46,647
Deferred tax assets, net	47,064	53,293
Prepaids, other assets and goodwill	230,041	221,676
Total assets	$7,554,933	$7,622,287
Liabilities
Accounts payable	$215,737	$200,679
Accrued and other liabilities	423,865	387,698
Home sale deposits	10,017	9,213
Loans payable and other borrowings	39,535	24,328
Senior and convertible senior notes, net	1,807,842	1,804,726
Total liabilities	2,496,996	2,426,644
Stockholders’ Equity
Preferred stock, par value $0.01. Authorized 10,000,000 shares; none issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock, par value $0.01. Authorized 125,000,000 shares; 65,174,093 and 68,168,923 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	652	682
Additional paid-in capital	—	—
Retained earnings	5,057,285	5,194,961
Total stockholders’ equity	5,057,937	5,195,643
Total liabilities and stockholders’ equity	$7,554,933	$7,622,287
See accompanying notes to unaudited consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Homebuilding:
Home closing revenue	$1,387,911	$1,615,709	$2,495,733	$2,957,813
Land closing revenue	12,720	8,277	22,081	23,698
Total closing revenue	1,400,631	1,623,986	2,517,814	2,981,511
Cost of home closings	(1,134,298)	(1,274,381)	(2,048,322)	(2,320,835)
Cost of land closings	(12,196)	(8,996)	(21,826)	(21,252)
Total cost of closings	(1,146,494)	(1,283,377)	(2,070,148)	(2,342,087)
Home closing gross profit	253,613	341,328	447,411	636,978
Land closing gross profit/(loss)	524	(719)	255	2,446
Total closing gross profit	254,137	340,609	447,666	639,424
Financial Services:
Revenue	7,784	9,425	14,069	16,507
Expense	(4,141)	(4,656)	(7,764)	(8,848)
Earnings from financial services unconsolidated entities and other, net	1,684	842	2,515	1,515
Financial services profit	5,327	5,611	8,820	9,174
Commissions and other sales costs	(91,805)	(108,830)	(171,277)	(203,550)
General and administrative expenses	(52,380)	(55,183)	(103,782)	(112,180)
Interest expense	(2,187)	—	(2,774)	—
Other income, net	7,472	10,853	14,435	20,351
Earnings before income taxes	120,564	193,060	193,088	353,219
Provision for income taxes	(29,934)	(46,181)	(47,149)	(83,534)
Net earnings	$90,630	$146,879	$145,939	$269,685
Earnings per common share:
Basic	$1.38	$2.06	$2.19	$3.76
Diluted	$1.37	$2.04	$2.18	$3.73
Weighted average number of shares:
Basic	65,787	71,456	66,573	71,684
Diluted	66,131	71,900	66,934	72,246
See accompanying notes to unaudited consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net earnings	$145,939	$269,685
Adjustments to reconcile net earnings to net cash provided by/(used in) operating activities:
Depreciation and amortization	11,451	12,612
Real estate and land impairments	6,009	—
Write-off of terminated land deals	1,649	5,638
Stock-based compensation	11,682	9,922
Equity in earnings from unconsolidated entities	(2,085)	(2,164)
Distributions of earnings from unconsolidated entities	2,027	2,116
Other	6,173	2,189
Changes in assets and liabilities:
Decrease/(increase) in real estate	132,331	(224,617)
Decrease/(increase) in deposits on real estate under option or contract	2,625	(30,415)
Increase in other receivables, prepaids and other assets	(3,101)	(43,264)
Decrease in accounts payable and accrued and other liabilities	(24,723)	(21,013)
Increase/(decrease) in home sale deposits	804	(9,564)
Net cash provided by/(used in) operating activities	290,781	(28,875)
Cash flows from investing activities:
Investments in unconsolidated entities	(15,583)	(9,377)
Purchases of property and equipment	(9,876)	(12,359)
Proceeds from sales of property and equipment	190	126
Maturities/sales of investments and securities	—	750
Payments to purchase investments and securities	—	(750)
Net cash used in investing activities	(25,269)	(21,610)
Cash flows from financing activities:
Repayment of loans payable and other borrowings	(48)	(11,213)
Proceeds from issuance of senior notes	—	497,195
Payment of debt issuance costs	—	(5,106)
Proceeds from liabilities related to consolidated real estate not owned	59,947	—
Dividends paid	(63,301)	(61,484)
Repurchase of shares	(230,000)	(89,999)
Net cash (used in)/provided by financing activities	(233,402)	329,393
Net increase in cash and cash equivalents	32,110	278,908
Cash and cash equivalents, beginning of period	775,157	651,555
Cash and cash equivalents, end of period	$807,267	$930,463
See Supplemental Disclosure of Cash Flow Information in Note 13.
See accompanying notes to unaudited consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION
Organization. Meritage Homes Corporation ("Meritage Homes") is a leading designer and builder of single-family attached and detached homes. We primarily build in long-term high-growth markets of the United States and offer a variety of entry-level and first move-up homes. We have homebuilding operations in three regions: West, Central and East, which are comprised of twelve states: Arizona, California, Colorado, Utah, Tennessee, Texas, Alabama, Florida, Georgia, Mississippi, North Carolina, and South Carolina. We also operate a financial services segment, which offers title and escrow, mortgage, and insurance services to our homebuyers. Carefree Title Agency, Inc. ("Carefree Title"), our wholly-owned title company, provides title insurance and closing/settlement services to our homebuyers in certain states. Managing our own title operations allows us greater control over the entire escrow and closing cycles in addition to generating additional revenue. Meritage Homes Insurance Agency, Inc. (“Meritage Insurance”), our wholly-owned insurance broker, works in collaboration with insurance companies nationwide to offer homeowners insurance and other insurance products to our homebuyers. Our financial services operations also provide mortgage services to our homebuyers through unconsolidated joint ventures.
We commenced our homebuilding operations in 1985 through our predecessor company, Monterey Homes. Meritage Homes Corporation was incorporated in the state of Maryland in 1988 under the name of Homeplex Mortgage Investments Corporation and merged with Monterey Homes in 1996, at which time our name was changed to Monterey Homes Corporation and later ultimately to Meritage Homes Corporation. Since that time, we have engaged in homebuilding and related activities. Meritage Homes Corporation operates as a holding company and has no independent assets or operations. Meritage Homes' homebuilding construction, development and sales activities are conducted through its subsidiaries. Its homebuilding activities are conducted under the name of Meritage Homes in each of our homebuilding markets. At June 30, 2026, we were actively selling homes in 340 communities, with base prices ranging from approximately $225,000 to $1,020,000.

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
Cash and Cash Equivalents. Liquid investments with an initial maturity of three months or less are classified as cash equivalents. Amounts in transit from title companies or closing agents for home closings of approximately $48.3 million and $20.1 million are included in Cash and cash equivalents at June 30, 2026 and December 31, 2025, respectively.
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

We capitalize qualifying interest to inventory during the development and construction periods. Capitalized interest is included in Cost of closings when the related inventory is closed. Included within our Real estate inventory is land held for development, land held for sale, and mothball communities. Land held for development primarily represents land and development costs where development activity is not currently underway but is expected to begin in the future. For these parcels, we have chosen not to currently develop certain land holdings as they typically represent a portion or phases of a larger land parcel that we plan to build out over several years. Mothball communities represent communities where we have elected to stop development of an existing actively selling community because we believe the economic performance of the community would be maximized by deferring development for a period of time to allow market conditions to improve. We do not capitalize interest for these inactive assets, and all ongoing costs of land ownership (i.e. property taxes, homeowner association dues, etc.) are expensed as incurred. See Note 2 for additional information related to capitalized interest.
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

Mothball communities. In certain cases, we may elect to stop development of an existing actively selling community (mothball) if we believe the economic performance of the community would be maximized by deferring development for a period of time to allow market conditions to improve. The decision may be based on financial and/or operational metrics. If we decide to mothball a community, we will impair it to its fair value, if applicable, as discussed above and then cease future development activity until such a time when management believes that market conditions have improved and economic performance will be maximized. No ongoing costs of land ownership or interest are capitalized to communities that are designated as mothballed. When a community is initially placed into mothball status, it is management’s belief that the community is affected by local market conditions that are expected to improve within the next 1-5 years. Mothballed communities are reviewed at least annually to determine if they are at risk of future impairment. The financial and operational status and expectations of these communities are analyzed as well as any unique attributes that could be viewed as indicators for future impairments. Adjustments are made accordingly and incremental impairments, if any, are recorded at each re-evaluation.

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
Deposits. Deposits paid related to land option and purchase contracts are recorded and classified as Deposits on real estate under option or contract until the related land is purchased. Deposits are reclassified as a component of Real estate at the time the deposit is used to offset the acquisition price of the land based on the terms of the underlying agreements. To the extent they are non-refundable, deposits are expensed to Cost of home closings if the land acquisition is terminated or no longer considered probable. Since our acquisition contracts typically do not require specific performance, we do not consider such contracts to be contractual obligations to purchase the land and our total exposure under such contracts is limited to the loss of any non-refundable deposits and any related capitalized costs. Our Deposits on real estate under option or contract were $169.0 million and $174.2 million as of June 30, 2026 and December 31, 2025, respectively. See Note 3 for additional information related to Deposits on real estate under option or contract.
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

The table below outlines our ROU assets and lease liabilities (in thousands):

	As of
	June 30, 2026	December 31, 2025
ROU assets	$55,880	$56,985
Lease liabilities	59,801	60,470
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
The table below outlines our surety bond and letter of credit obligations (in thousands):

	As of
	June 30, 2026		December 31, 2025
	Outstanding	Estimated work remaining to complete	Outstanding	Estimated work remaining to complete
Sureties:
Sureties related to owned projects and lots under contract	$974,312	$544,562	$965,349	$585,768
Total Sureties	$974,312	$544,562	$965,349	$585,768
Letters of Credit (“LOCs”):
LOCs for land development	78,090	N/A	70,547	N/A
LOCs for general corporate operations	5,000	N/A	5,000	N/A
Total LOCs	$83,090	N/A	$75,547	N/A

Accrued and Other Liabilities. Accrued and other liabilities at June 30, 2026 and December 31, 2025 consisted of the following (in thousands):

	As of
	June 30, 2026	December 31, 2025
Accruals related to real estate development and construction activities	$137,358	$144,122
Payroll and other benefits	81,253	98,591
Accrued interest	14,722	14,619
Accrued taxes	13,122	14,205
Warranty reserves	25,562	26,677
Lease liabilities	59,801	60,470
Liabilities related to consolidated real estate not owned	70,318	—
Other accruals	21,729	29,014
Total	$423,865	$387,698

Warranty Reserves. We provide home purchasers with limited warranties against certain building defects and we have certain obligations related to those post-construction warranties for closed homes. The specific terms and conditions of these limited warranties vary by state, but overall the nature of the warranties include a complete workmanship and materials warranty for the first year after the close of the home, a major mechanical warranty for two years after the close of the home and a structural warranty that typically extends up to 10 years after the close of the home. With the assistance of an actuary, we have estimated these reserves for the structural warranty based on the number of homes still under warranty and historical data and trends for our geographies. We may use industry data with respect to similar product types and geographic areas in markets where our experience is incomplete to draw a meaningful conclusion. We regularly review our warranty reserves and adjust them, as necessary, to reflect changes in trends as information becomes available. Based on such reviews of warranty costs incurred, we did not record any adjustments in the three or six months ended June 30, 2026 or 2025. Included in the warranty reserve balances at June 30, 2026 and December 31, 2025 are case-specific warranty reserves, as discussed in Note 15.
A summary of changes in our warranty reserves follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Balance, beginning of period	$26,042	$35,352	$26,677	$32,693
Additions to reserve from new home deliveries	4,407	5,356	7,378	9,746
Warranty claims, net of recoveries	(4,887)	(5,152)	(8,493)	(6,883)
Adjustments to pre-existing reserves	—	—	—	—
Balance, end of period	$25,562	$35,556	$25,562	$35,556
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
Home closing and land closing revenue expected to be recognized in any future year related to remaining performance obligations (if any) and the associated contract liabilities expected to be recognized as revenue, excluding revenue pertaining to contracts that have an original expected duration of one year or less, are not material. Revenue from financial services includes estimated future insurance policy renewal commissions as our performance obligations are satisfied upon issuance of the initial policy with a third party broker. The related contract assets for these estimated future renewal commissions are not material at June 30, 2026 and December 31, 2025.

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
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"), which requires disclosure in the notes to the financial statements of specified information about certain costs and expenses. ASU 2024-03 is effective for our annual report covering the fiscal year beginning January 1, 2027, and for our interim reports beginning January 1, 2028. Upon adoption, the impact of ASU 2024-03 will be limited to additional disclosures in certain notes to the consolidated financial statements.

NOTE 2 — REAL ESTATE AND CAPITALIZED INTEREST
Real estate consists of the following (in thousands):

	As of
	June 30, 2026	December 31, 2025
Homes completed and under construction (1)	$1,891,356	$2,069,548
Finished home sites and home sites under development (2)	3,922,515	3,917,572
Consolidated real estate not owned (3)	78,107	—
Total	$5,891,978	$5,987,120

(1)Includes the allocated land and land development costs associated with each lot for sold and unsold homes.
(2)Includes raw land, land held for development, land held for sale and communities in mothball status, less impairments, if any. Land held for development, land held for sale and communities in mothball status totaled $192.4 million and $164.4 million as of June 30, 2026 and December 31, 2025, respectively. We do not capitalize interest for these inactive assets, and all ongoing costs of land ownership (i.e. property taxes, homeowner association dues, etc.) are expensed as incurred.
(3)Represents purchase contracts where we have a specific performance obligation. See Note 3 for additional information on consolidated real estate not owned.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Capitalized interest, beginning of period	$84,464	$57,107	$77,064	$53,678
Interest incurred	20,114	19,995	40,119	34,709
Interest expensed	(2,187)	—	(2,774)	—
Interest amortized to cost of home and land closings	(15,654)	(13,288)	(27,672)	(24,573)
Capitalized interest, end of period	$86,737	$63,814	$86,737	$63,814
As discussed in Note 1, and in accordance with ASC 360-10, all of our land inventory and related real estate assets are periodically reviewed for recoverability when certain criteria are met, but at least annually, as our inventory is considered “long-lived” in accordance with GAAP. Based on these reviews, we recorded the following impairment charges during the three and six months ended June 30, 2026 and 2025 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Real estate inventory impairments:
West	$—	$—	$—	$—
Central	2,191	—	3,464	—
East	$1,391	—	$2,545	—
Total	$3,582	$—	$6,009	$—
Impairments of land held for sale:
West	$—	$—	$—	$—
Central	—	—	—	—
East	$—	—	$—	—
Total	$—	$—	$—	$—
Total impairments:
West	$—	—	$—	—
Central	2,191	—	3,464	—
East	$1,391	—	$2,545	—
Total	$3,582	$—	$6,009	$—

As discussed in Note 1, non-refundable deposits are expensed to Cost of home closings when a land acquisition is terminated or no longer considered probable. The following tables summarizes the write-offs of non-refundable deposits and associated pre-acquisition costs for terminated land contracts during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Terminated option/purchase contracts and related pre-acquisition costs:
West	$126	$561	$226	$1,123
Central	150	222	492	558
East	—	3,422	$931	3,957
Total	$276	$4,205	$1,649	$5,638

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

The table below presents a summary of our lots under option at June 30, 2026 (dollars in thousands):

	Projected Number of Lots	Purchase Price	Option/ Earnest Money Deposits–Cash
Purchase and option contracts — committed	18,710	$1,548,384	$132,531
Purchase and option contracts — uncommitted (1)	15,252	1,027,551	36,446
Total purchase and option contracts (2)	33,962	2,575,935	168,977	(3)

Purchase contracts recorded on balance sheet as Real estate (2)	3,728	$78,107	$—	(4)

(1)We have not completed our acquisition evaluation process and we have not internally committed to purchase these lots.
(2)None of our purchase or option contracts require us to purchase lots, except for our specific performance contracts. The purchase price for specific performance contracts are recorded as consolidated real estate not owned on the accompanying unaudited consolidated balance sheets in Real estate. See Note 2 for details of the Real estate balance.
(3)Amount is reflected on the accompanying unaudited consolidated balance sheets in Deposits on real estate under option or contract as of June 30, 2026.
(4)Deposits for specific performance contracts are recorded on the accompanying unaudited consolidated balance sheets as consolidated real estate not owned in Real estate.
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

NOTE 4 - INVESTMENTS IN UNCONSOLIDATED ENTITIES
We may enter into joint ventures as a means of accessing larger parcels of land, expanding our market opportunities, managing our risk profile, optimizing deal structure for the impacted parties and leveraging our capital. Our joint venture partners generally are other homebuilders, land sellers or other real estate investors. We also participate in mortgage business joint ventures. We generally do not have a controlling interest in these ventures, which means our joint venture partners could cause the venture to take actions we disagree with or fail to take actions we believe should be undertaken, including the sale of the underlying property to repay debt or recoup all or part of the partners' investments. Based on the structure of these joint ventures, they may or may not be consolidated into our results.
The primary activity of our land joint ventures is the development and sale of lots to joint venture partners and/or unrelated builders. Our mortgage joint ventures are engaged in mortgage activities and primarily provides mortgage services to our homebuyers. As of June 30, 2026, we had four active equity-method land joint ventures and two active equity-method mortgage joint ventures.

Summarized condensed combined financial information related to unconsolidated joint ventures that are accounted for using the equity method was as follows (in thousands):

	As of
	June 30, 2026	December 31, 2025
Assets:
Cash	$3,347	$3,516
Real estate	214,181	181,166
Other assets	6,299	6,748
Total assets	$223,827	$191,430
Liabilities and equity:
Accounts payable and other liabilities	$11,282	$8,448
Equity of:
Meritage (1)	58,655	57,268
Other	153,890	125,714
Total liabilities and equity	$223,827	$191,430

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$24,147	$13,813	$36,940	$24,553
Costs and expenses	(19,310)	(11,627)	(30,196)	(21,486)
Net earnings of unconsolidated entities	$4,837	$2,186	$6,744	$3,067
Meritage’s share of pre-tax earnings (1) (2)	$1,429	$1,538	$2,085	$2,164

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
(2)Our share of pre-tax earnings from our mortgage joint ventures is recorded in Earnings from financial services unconsolidated entities and other, net on the accompanying unaudited consolidated income statements. Our share of pre-tax earnings from all other joint ventures is recorded in Other income, net on the accompanying unaudited consolidated income statements and excludes joint venture profit related to lots we purchased from the joint ventures, if any. Such profit is deferred until homes are delivered by us and title passes to a homebuyer.

NOTE 5 — LOANS PAYABLE AND OTHER BORROWINGS
Loans payable and other borrowings consist of the following (in thousands):

	As of
	June 30, 2026	December 31, 2025
Other borrowings, secured real estate notes payable (1)	$39,535	$24,328
$980.0 million unsecured revolving credit facility	—	—
Total	$39,535	$24,328
(1)Reflects balance of non-recourse notes payable in connection with land purchases.
The Company entered into an amended and restated unsecured revolving credit facility agreement ("Credit Facility") in 2014 that has been amended from time to time. On June 24, 2026, we entered into the Twelfth Amendment to Amended and Restated Credit Agreement, which increases the facility size, amends the accordion feature to permit the facility size to be increased, subject to certain conditions, extends the maturity date from July 9, 2030 to June 24, 2031, and revises the adjusted

SOFR rate. The Credit Facility's aggregate commitment is $980.0 million with an accordion feature permitting the size of the facility to increase to a maximum of $1.5 billion, subject to certain conditions, including the availability of additional bank commitments. Borrowings under the Credit Facility bear interest at the Company's option, at either (1) term Secured Overnight Financing Rate ("SOFR") (based on 1, 3, or 6 month interest periods, as selected by the Company) plus an applicable margin (ranging from 110 basis points to 175 basis points (the "applicable margin")) based on the Company's leverage ratio as determined in accordance with a pricing grid, (2) the higher of (i) the prime lending rate ("Prime"), (ii) an overnight bank rate plus 50 basis points and (iii) term SOFR (based on a 1 month interest period) plus 1%, in each case plus a margin ranging from 10 basis points to 75 basis points based on the Company's leverage in accordance with a pricing grid, or (3) daily simple SOFR plus the applicable margin. At June 30, 2026, the interest rate on outstanding borrowings under the Credit Facility would have been 4.752% per annum, calculated in accordance with option (1) noted above and using the 1-month term SOFR. We are obligated to pay a fee on the undrawn portion of the Credit Facility at a rate determined by a tiered fee matrix based on our leverage ratio.
The Credit Facility also contains certain financial covenants, including (a) a minimum tangible net worth requirement of $3.5 billion (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings), and (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 60%. We were in compliance with all Credit Facility covenants as of June 30, 2026.
We had no outstanding borrowings under the Credit Facility as of June 30, 2026 and December 31, 2025. There were no borrowings or repayments under the Credit Facility during the three and six months ended June 30, 2026. There were no borrowings or repayments under the Credit Facility during the three months ended June 30, 2025 and $5.0 million of borrowings and repayments under the Credit Facility during the six months ended June 30, 2025. As of June 30, 2026, we had outstanding letters of credit issued under the Credit Facility totaling $83.1 million, leaving $896.9 million available under the Credit Facility to be drawn.

NOTE 6 — SENIOR AND CONVERTIBLE SENIOR NOTES, NET
Senior and convertible senior notes, net consist of the following (in thousands):

	As of
	June 30, 2026	December 31, 2025
5.125% senior notes due 2027 ("2027 Notes")	300,000	300,000
1.750% convertible senior notes due 2028 ("2028 Convertible Notes")	575,000	575,000
3.875% senior notes due 2029 ("2029 Notes")	450,000	450,000
5.650% senior notes due 2035 ("2035 Notes"). At June 30, 2026, there was $2,431 in net unamortized discount.	497,569	497,429
Net debt issuance costs	(14,727)	(17,703)
Total	$1,807,842	$1,804,726
There have been no material changes to the terms of the 2028 Convertible Notes and the related capped call transactions since those described in Note 7 - Senior and Convertible Senior Notes, Net in the consolidated financial statements included in our Annual Report. During the three and six months ended June 30, 2026, the circumstances allowing holders of the 2028 Convertible Notes to convert were not met.
The indentures for our 2027 Notes, 2029 Notes and 2035 Notes contain covenants that place limits on secured debt and sale and leaseback transactions. We were in compliance with all such covenants as of June 30, 2026.
Obligations to pay principal and interest on the senior and convertible senior notes are guaranteed by substantially all of our wholly-owned subsidiaries (each a “Guarantor” and, collectively, the “Guarantor Subsidiaries”), each of which is directly or indirectly 100% owned by Meritage Homes. Such guarantees are full and unconditional, and joint and several. In the event of a sale or other disposition of all of the assets of any Guarantor, by way of merger, consolidation or otherwise, or a sale or other disposition of all of the equity interests of any Guarantor then held by Meritage and its subsidiaries, then that Guarantor may be released and relieved of any obligations under its note guarantee. There are no significant restrictions on the ability of Meritage Homes or any Guarantor to obtain funds from their respective subsidiaries, as applicable, by dividend or loan. We do not provide separate financial statements of the Guarantor Subsidiaries because Meritage Homes (the parent company) has no independent assets or operations and the guarantees are full and unconditional and joint and several. Subsidiaries of Meritage Homes Corporation that are non-guarantor subsidiaries are, individually and in the aggregate, minor, and accordingly, the assets, liabilities and results of operations of Meritage Homes Corporation and the Guarantor Subsidiaries are not materially different than the corresponding amounts presented in the unaudited consolidated financial statements of Meritage Homes.
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
Financial Instruments: The fair value of our fixed-rate debt is derived from quoted market prices by independent dealers (Level 2 inputs as per the discussion above) and is as follows (in thousands):

	As of
	June 30, 2026		December 31, 2025
	Aggregate Principal	Estimated Fair Value	Aggregate Principal	Estimated Fair Value
5.125% 2027 Notes	$300,000	$300,390	$300,000	$301,890
1.750% 2028 Convertible Notes	$575,000	$592,538	$575,000	$566,548
3.875% 2029 Notes	$450,000	$435,960	$450,000	$442,125
5.650% 2035 Notes	$500,000	$504,400	$500,000	$510,050
Other financial assets and liabilities, including our Loans payable and other borrowings, are generally shorter term in nature and the longer term balances are not material to our consolidated balance sheets. Therefore, we consider the carrying amounts of our other financial assets and liabilities to approximate fair value.
Non-Financial Instruments: Our Real estate assets are Level 3 instruments that are required to be recorded at fair value only if events and circumstances indicate that the carrying value may not be recoverable. The fair value of real estate inventories whose carrying values were adjusted to fair value as of June 30, 2026 was $142.6 million. See Note 1 for information on the significant observable and unobservable inputs we utilized in our fair value measurements with respect to the Real estate assets measured at fair value, and Note 2 for a summary of the impairment charges on Real estate to bring the assets to their estimated fair value.

NOTE 8 — EARNINGS PER SHARE
Basic and diluted earnings per common share were calculated as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic weighted average number of shares outstanding	65,787	71,456	66,573	71,684
Effect of dilutive securities:
Unvested restricted stock	344	444	361	562
Diluted average shares outstanding	66,131	71,900	66,934	72,246
Net earnings	$90,630	$146,879	$145,939	$269,685
Basic earnings per share	$1.38	$2.06	$2.19	$3.76
Diluted earnings per share	$1.37	$2.04	$2.18	$3.73

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
A summary of the carrying amount of goodwill follows (in thousands):

	West	Central	East	Financial Services	Corporate	Total
Balance at December 31, 2025	$—	$10,247	$22,715	$—	$—	$32,962
Additions	—	—	—	—	—	—
Balance at June 30, 2026	$—	$10,247	$22,715	$—	$—	$32,962

NOTE 10 — STOCKHOLDERS’ EQUITY
A summary of changes in stockholders’ equity is presented below (in thousands):

	Six Months Ended June 30, 2026
	(In thousands)
	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2025	68,169	$682	$—	$5,194,961	$5,195,643
Net earnings	—	—	—	55,309	55,309
Stock-based compensation expense	—	—	5,860	—	5,860
Issuance of stock	349	3	(3)	—	—
Dividends declared	—	—	—	(32,017)	(32,017)
Share repurchases	(1,816)	(18)	(5,857)	(125,151)	(131,026)
Balance at March 31, 2026	66,702	$667	$—	$5,093,102	$5,093,769
Net earnings	—	—	—	90,630	90,630
Stock-based compensation expense	—	—	5,822	—	5,822
Dividends declared	—	—	—	(31,284)	(31,284)
Share repurchases	(1,528)	(15)	(5,822)	(95,163)	(101,000)
Balance at June 30, 2026	65,174	$652	$—	$5,057,285	$5,057,937

	Six Months Ended June 30, 2025
	(In thousands)
	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2024	71,922	$360	$143,036	$4,998,177	$5,141,573
Stock Split on January 2, 2025	—	360	(360)	—	—
Net earnings	—	—	—	122,806	122,806
Stock-based compensation expense	—	—	6,325	—	6,325
Issuance of stock	514	5	(5)	—	—
Dividends declared	—	—	—	(30,887)	(30,887)
Share repurchases	(605)	(7)	(45,066)	—	(45,073)
Balance at March 31, 2025	71,831	$718	$103,930	$5,090,096	$5,194,744
Net earnings	—	—	—	146,879	146,879
Stock-based compensation expense	—	—	3,597	—	3,597
Dividends declared	—	—	—	(30,597)	(30,597)
Share repurchases	(674)	(6)	(45,443)	—	(45,449)
Balance at June 30, 2025	71,157	$712	$62,084	$5,206,378	$5,269,174
During the three months ended June 30, 2026 and 2025, our Board of Directors approved, and we paid, a quarterly cash dividend on common stock of $0.48 and $0.43 per share, respectively. Quarterly dividends declared and paid during the six months ended June 30, 2026 and 2025, totaled $0.96 and $0.86 per share, respectively. During the three and six months ended June 30, 2026 and 2025, we reflected the applicable excise tax on share repurchases in Additional paid-in capital as part of the cost basis of the stock repurchased and recorded a corresponding liability in Accrued and other liabilities on the accompanying unaudited consolidated balance sheets.
NOTE 11 — STOCK BASED AND DEFERRED COMPENSATION

We have a stock compensation plan, the Meritage Homes Corporation 2018 Stock Incentive Plan (the “2018 Plan"), that was approved by our Board of Directors and our stockholders and adopted in May 2018. In May 2023, the Board of Directors and stockholders approved an amendment to the 2018 Plan to increase the number of shares available for issuance by 1,600,000. The 2018 Plan is administered by our Board of Directors and allows for the grant of stock appreciation rights, restricted stock awards, restricted stock units, performance share awards and performance-based awards in addition to non-qualified and incentive stock options. All available shares from expired, terminated, or forfeited awards that remained under prior plans were merged into and became available for grant under the 2018 Plan. The 2018 Plan authorizes awards to officers, key employees, non-employee directors and consultants. The 2018 Plan authorizes 14,800,000 shares of stock to be awarded, of which 1,658,560 shares remain available for grant at June 30, 2026. We believe that such awards provide a means of long-term compensation to attract and retain qualified employees and better align the interests of our employees with those of our stockholders. Non-vested stock awards are usually granted with a five-year ratable vesting period for employees, a three-year cliff vesting for both restricted stock units and performance-based awards granted to executive officers and either a three-year cliff vesting or one-year vesting for non-employee directors, dependent on their appointment date.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock-based compensation expense	$5,822	$3,597	$11,682	$9,922
Non-vested shares granted	—	—	287,388	320,213
Performance-based non-vested shares granted	—	—	94,683	82,907
Performance-based shares issued in excess of target shares granted (1)	—	—	21,892	20,556
Restricted stock awards vested (includes performance-based awards)	—	—	327,438	493,050
(1)Performance-based shares that vested and were issued as a result of performance achievement exceeding the originally established targeted number of shares related to respective performance metrics related to prior fiscal year performance periods.
The following table includes additional information regarding our stock compensation plan (dollars in thousands):

	As of
	June 30, 2026	December 31, 2025
Unrecognized stock-based compensation cost	$41,674	$30,419
Weighted average years expense recognition period	2.07	1.97
Total equity awards outstanding (1)	1,006,063	1,004,268
(1)Includes unvested restricted stock units and performance-based awards (assuming 100%/target payout).
We also offer a non-qualified deferred compensation plan ("Deferred Compensation Plan") to highly compensated employees in order to allow them additional pre-tax income deferrals above and beyond the limits that qualified plans, such as 401(k) plans, impose on highly compensated employees. We do not currently offer a contribution match on the Deferred Compensation Plan. All contributions to the plan to date have been funded by the employees and, therefore, we have no associated expense related to the Deferred Compensation Plan for the three and six months ended June 30, 2026 or 2025, other than minor administrative costs.

NOTE 12 — INCOME TAXES
Components of the provision for income taxes are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Federal	$24,419	$38,498	$38,245	$69,129
State	5,515	7,683	8,904	14,405
Total	$29,934	$46,181	$47,149	$83,534

The effective tax rate for the three and six months ended June 30, 2026 was 24.8% and 24.4%, respectively, and for the three and six months ended June 30, 2025 was 23.9% and 23.6%, respectively. The increase in the effective tax rate for both the three and six months ended June 30, 2026 was due to an increase in state income taxes.
At June 30, 2026 and December 31, 2025, we have no unrecognized tax benefits. We believe our current income tax filing positions and deductions will be sustained on audit and we do not anticipate any adjustments that will result in a material change. Our policy is to accrue interest and penalties on unrecognized tax benefits and include them in the provision for income taxes.
We determine our deferred tax assets and liabilities in accordance with ASC 740, Income Taxes. We evaluate our deferred tax assets, including the benefit from net operating losses ("NOLs"), by jurisdiction to determine if a valuation allowance is required. This evaluation considers, among other matters, the nature, frequency and severity of cumulative losses, forecasts of future profitability, the length of statutory carryforward periods, experiences with operating losses and experiences of utilizing tax credit carry forwards and tax planning alternatives. We have no federal NOLs or credit carryovers at June 30, 2026, and determined that no valuation allowance on our deferred tax assets was necessary at June 30, 2026.
At June 30, 2026, we had no taxes payable and $9.1 million income taxes receivable. The income taxes receivable at June 30, 2026 primarily consists of federal and state estimated tax payments and energy tax credits in excess of income tax liability. We have accrued taxes of $11.7 million recorded in Accrued and other liabilities on the accompanying unaudited consolidated balance sheets at June 30, 2026 that consists primarily of state franchise tax and federal excise tax.

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

NOTE 13 — SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
The following table presents certain supplemental cash flow information (in thousands):

	Six Months Ended June 30,
	2026	2025
Cash paid during the year for:
Interest, net of interest capitalized	$(1,074)	$(12,639)
Income taxes paid, net	$37,127	$91,018
Non-cash operating activities:
Real estate not owned increase	$12,948	$—
Real estate acquired through notes payable	$15,255	$7,990
Non-cash investing and financing activities:
Distributions of real estate from unconsolidated joint ventures, net	$12,516	$3,090

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

The following tables provide financial information about our reportable segments and Corporate and other categories (in thousands):

	Three Months Ended June 30, 2026
	West	Central	East	Total
Home closing revenue	$400,755	$446,726	$540,430	$1,387,911
Land closing revenue	4,598	5,512	2,610	12,720
Total closing revenue	405,353	452,238	543,040	1,400,631

Cost of home closings	322,395	361,381	450,522	1,134,298
Cost of land closings	4,256	5,479	2,461	12,196
Total cost of closings	326,651	366,860	452,983	1,146,494

Home closing gross profit	78,360	85,345	89,908	253,613
Land closing gross profit	342	33	149	524
Total closing gross profit	78,702	85,378	90,057	254,137

Home closing gross margin	19.6%	19.1%	16.6%	18.3%

Commissions and other sales costs	23,854	32,030	35,921	91,805
General and administrative expenses	11,117	11,831	16,476	39,424
Homebuilding segment operating income	43,731	41,517	37,660	122,908

Financial services segment profit				5,327
Corporate and unallocated costs (1)				(12,956)
Interest expense				(2,187)
Other income, net				7,472
Earnings before income taxes				$120,564

(1)Balance consists primarily of corporate costs and shared service functions such as finance and treasury that are not allocated to the homebuilding or financial services reporting segments.

	Three Months Ended June 30, 2025
	West	Central	East	Total
Home closing revenue	$549,205	$480,425	$586,079	$1,615,709
Land closing revenue	—	6,969	1,308	8,277
Total closing revenue	549,205	487,394	587,387	1,623,986

Cost of home closings	434,743	373,838	465,800	1,274,381
Cost of land closings	—	7,693	1,303	8,996
Total cost of closings	434,743	381,531	467,103	1,283,377

Home closing gross profit	114,462	106,587	120,279	341,328
Land closing gross profit/(loss)	—	(724)	5	(719)
Total closing gross profit	114,462	105,863	120,284	340,609

Home closing gross margin	20.8%	22.2%	20.5%	21.1%

Commissions and other sales costs	32,184	35,654	40,992	108,830
General and administrative expenses	13,184	12,543	19,189	44,916
Homebuilding segment operating income	69,094	57,666	60,103	186,863

Financial services segment profit				5,611
Corporate and unallocated costs (1)				(10,267)
Interest expense				—
Other income, net				10,853
Earnings before income taxes				$193,060

(1)Balance consists primarily of corporate costs and shared service functions such as finance and treasury that are not allocated to the homebuilding or financial services reporting segments.

	Six Months Ended June 30, 2026
	West	Central	East	Total
Home closing revenue	$736,938	$823,026	$935,769	$2,495,733
Land closing revenue	4,598	8,238	9,245	22,081
Total closing revenue	741,536	831,264	945,014	2,517,814

Cost of home closings	597,098	669,076	782,148	2,048,322
Cost of land closings	4,256	8,149	9,421	21,826
Total cost of closings	601,354	677,225	791,569	2,070,148

Home closing gross profit	139,840	153,950	153,621	447,411
Land closing gross profit/(loss)	342	89	(176)	255
Total closing gross profit	140,182	154,039	153,445	447,666

Home closing gross margin	19.0%	18.7%	16.4%	17.9%

Commissions and other sales costs	45,225	60,507	65,545	171,277
General and administrative expenses	21,968	23,003	32,569	77,540
Homebuilding segment operating income	72,989	70,529	55,331	198,849

Financial services segment profit				8,820
Corporate and unallocated costs (1)				(26,242)
Interest expense				(2,774)
Other income, net				14,435
Earnings before income taxes				$193,088
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

	At June 30, 2026
	West		Central		East		Financial Services	Corporate and Unallocated		Total
Deposits on real estate under option or contract	$25,789		$57,550		$85,638		$—	$—		$168,977
Real estate	1,722,360		1,609,963		2,559,655		—	—		5,891,978
Investments in unconsolidated entities	34,333		24,117		—		—	973		59,423
Other assets	48,607	(1)	318,738	(2)	82,763	(3)	2,444	982,003	(4)	1,434,555
Total assets	$1,831,089		$2,010,368		$2,728,056		$2,444	$982,976		$7,554,933

(1)Balance consists primarily of cash and cash equivalents, prepaid expenses and other assets, and development receivables.
(2)Balance consists primarily of development reimbursements from local municipalities, prepaid expenses and other assets, and cash and cash equivalents.
(3)Balance consists primarily of goodwill (see Note 9), prepaid expenses and other assets, and cash and cash equivalents.
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

NOTE 15 — COMMITMENTS AND CONTINGENCIES
We are involved in various routine legal and regulatory proceedings, including, without limitation, claims and litigation alleging construction defects. In general, the proceedings are incidental to our business, and most exposure is subject to and should be covered by warranty and indemnity obligations of our consultants and subcontractors. Additionally, some such claims are also covered by insurance. With respect to the majority of pending litigation matters, our ultimate legal and financial responsibility, if any, cannot be estimated with certainty and, in most cases, any potential material losses related to these matters are not considered probable. Historically, most disputes regarding warranty claims are resolved prior to litigation. We believe there are no pending legal or warranty matters as of June 30, 2026 that could have a material adverse impact upon our consolidated financial condition, results of operations or cash flows that have not been sufficiently reserved.

We have case specific reserves within our $25.6 million of total Warranty reserves related to alleged stucco defects in certain homes we constructed predominantly between 2015 and 2019. Our review and management of these matters is ongoing and our estimate of and reserves for resolving them is based on internal data, historical experience, our judgment and various assumptions and estimates. Due to the degree of judgment and the potential for variability in our underlying assumptions and data, as we obtain additional information, we may revise our estimate and thus our related reserves. As of June 30, 2026, after considering potential recoveries from the consultants and contractors involved and their insurers and the potential recovery under our general liability insurance policies, we believe our reserves are sufficient to cover the above-mentioned matters. See Note 1 for information related to our warranty obligations.

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
The words “believe,” “expect,” “anticipate,” “forecast,” “plan,” “intend,” “may,” “will,” “should,” “could,” “estimate,” "target," and “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. All statements we make other than statements of historical fact are forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Forward-looking statements in this Quarterly Report may include statements concerning our belief that we have sufficient liquidity; our goals, strategies and strategic initiatives including our use of interest rate buy-downs and other financing incentives, our all spec and move-in ready strategy, our partnership with external realtors, and the anticipated benefits relating thereto; our intentions and the expected benefits and advantages of our product and land positioning strategies, including with respect to our focus on the first-time and first move-up home buyer and housing demand for affordable homes; the benefits of and our intentions to use options to acquire land; our intentions to pay quarterly dividends; the sustainability of our tax positions; that we may repurchase our debt and equity securities; our non-use of derivative financial instruments; expectations regarding our industry and our business for the remainder of 2026 and beyond; the demand for and the pricing of our homes; our land and lot acquisition strategy (including that we will redeploy cash to acquire well-positioned finished lots and that we may participate in joint ventures or opportunities outside of our existing markets if opportunities arise and the benefits relating thereto); that we may expand into new markets; the availability of labor and materials for our operations; that we may seek additional debt or equity capital; our expectation that existing guarantees, letters of credit and performance and surety bonds will not be drawn on; the sufficiency of our insurance coverage and legal and warranty reserves; the outcome of pending litigation and regulatory proceedings; the sources and sufficiency of our capital resources to support our business strategy; the impact of new accounting standards and changes in accounting estimates; trends and expectations concerning future demand for homes, home construction cycle times, sales prices, sales incentives, sales orders, cancellations, construction and materials costs and availability, general and administrative costs, mortgage interest rates, gross margins, land costs, inflation, and community counts; our future cash needs and sources; and the impact of seasonality.

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
Overview and Outlook

The homebuilding sector continued to experience softer than expected demand during the second quarter of 2026, due to persistent affordability concerns, diminished consumer confidence and economic impacts from the ongoing military actions in Iran, which were exacerbated earlier in the year by severe winter storms. While U.S demographics continue to support demand for our affordable, move-in ready homes from millennial, Gen Z and baby boomer generations, these buyers are increasingly reliant on financing assistance to overcome market uncertainty and manage monthly payments and do not feel urgency to commit to a near-term purchase. Our ability to offer financing incentives, including interest rate locks and buy-downs, remains a key differentiator when compared to resale homes, as individual sellers are typically not able to provide such incentives. We believe that the current environment will remain challenging and will require higher incentive utilization, even as we look to optimize every asset and prioritize margin preservation.

Construction cycle times remained under 110 calendar days, below our historical normalized time of approximately 120 days and materially improved from more than 150 days over the last several years as the supply chain and labor markets return to normal conditions. Our all-spec strategy also minimizes variability and creates efficiencies through repeatability. Land costs remain elevated following years of historically high land acquisition and development costs. Our larger scale and purchasing power allow us to secure volume discounts from national vendors for our construction materials as the market has re-aligned its capacity needs, helping offset some of this pressure.
We believe that the execution of our all-spec strategy of move-in ready homes with a commitment to affordability appropriately focuses on our key financial goals of strong home closing revenue and home closing gross margin, controlling selling, and general and administrative costs, and maintaining sufficient liquidity.
Summary Company Results

Home closing volume of 3,725 homes in the three months ended June 30, 2026 was down 10.7% from 4,170 homes in the same prior year period. Lower closing volume combined with a 3.8% decrease in average sales price ("ASP") on closings resulted in $1.4 billion in home closing revenue, a 14.1% decrease from $1.6 billion in the three months ended June 30, 2025. Lower home closing volume, closing ASPs and higher lot costs all drove home closing gross profit of $253.6 million in the three months ended June 30, 2026 compared to $341.3 million in the comparable prior year period. The reduced ASP is primarily the result of geographic mix shift and contributed to the second quarter 2026 home closing gross margin decline of 280 basis points to 18.3%, compared to 21.1% in the prior year period. The decrease in home closing gross margin was also attributable to higher lot costs, all of which were only partially offset by savings achieved in direct costs and shorter construction cycle times. Financial services profit of $5.3 million in the three months ended June 30, 2026 was relatively flat compared to $5.6 million in the prior year period. Commissions and other sales costs of $91.8 million in the three months ended June 30, 2026 decreased $17.0 million due primarily to lower home closing revenue. General and administrative expenses of $52.4 million in the three months ended June 30, 2026 decreased $2.8 million from the same period of 2025, largely due to savings in compensation expense and intentional reductions in discretionary expenses. Earnings before income taxes for the three months ended June 30, 2026 of $120.6 million decreased $72.5 million year over year from $193.1 million in the same period of 2025. The effective income tax rate of 24.8% for the three months ended June 30, 2026 increased slightly from 23.9% in the comparable period of 2025. The decrease in year-over-year volume and profitability resulted in net earnings of $90.6 million in the three months ended June 30, 2026 versus $146.9 million in the three months ended June 30, 2025.

For the six months ended June 30, 2026, home closing volume and ASP on closings decreased 11.8% and 4.4%, respectively, for a combined decrease in home closing revenue of 15.6%. Home closing gross margin of 17.9% declined 360 basis points year over year, for a $189.6 million decrease in home closing gross profit for the same reasons noted above. Year to date, commissions and other sales costs decreased $32.3 million from the comparable 2025 period due to the lower home closing volume. General and administrative expenses for the six months ended June 30, 2026 decreased $8.4 million year over due to lower compensation expense and intentional reduction in discretionary spending. Lower revenue, gross margin and profitability, and an effective tax rate of 24.4% led to net income of $145.9 million for the six months ended June 30, 2026, compared to $269.7 million for the comparable 2025 period.

Home orders of 3,575 for the three months ended June 30, 2026 decreased 8.7% from 3,914 home orders in the prior year quarter due to an 18.6% decrease in orders pace to 3.5 net homes per month, offset by the 13.8% increase in average active communities. Home order value for the three months ended June 30, 2026 of $1.4 billion decreased 11.1% year-over-year, due to lower order volume and a 2.6% decrease in ASP on orders caused by the same factors discussed previously for the second quarter of 2026. Our cancellation rate of 13% in the three months ended June 30, 2026 increased from 10% in the comparable 2025 period, reflecting the tougher selling environment.

For the six months ended June 30, 2026, home orders and home order value decreased 7.1% and 10.6%, respectively, over the prior year and the cancellation rate of 12% rose from 9% in the comparable prior year period. We ended the second quarter of 2026 with 1,715 homes in backlog valued at $661.9 million, decreases of 1.9% and 4.8%, respectively, from June 30, 2025. The lower backlog units are due to entering the quarter with lower backlog, combined with lower order volume.

We ended the second quarter of 2026 with 340 active communities, up from 312 at June 30, 2025 and 336 at December 31, 2025. We purchased approximately 4,700 lots for $277.4 million, spent $405.8 million on land development, net of reimbursements, and started construction on 6,453 homes during the six months ended June 30, 2026.

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
•Offering our customers affordable, move-in ready homes with a 60-day closing ready commitment, aligned with their expectations for traditional resale housing timelines;
•Delivering affordable homes through simplification of production processes and maintaining levels of spec inventory that are aligned with our strategy;
•Continuously improving the overall home buying experience through simplification and innovation; and
•Offering energy-efficient homes that are cleaner and healthier than resale homes.
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
•Carefully managing our liquidity and maintaining a strong balance sheet. We ended the second quarter of 2026 with a 26.8% debt-to-capital ratio and a 17.1% net debt-to-capital ratio;
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

Critical Accounting Estimates
The critical accounting estimates that we deem to involve the most difficult, subjective or complex judgments include real estate valuation and cost of home closings and warranty reserves. There have been no significant changes to our critical accounting estimates during the six months ended June 30, 2026 compared to those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our 2025 Annual Report.

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

Home Closing Revenue	Three Months Ended June 30,		Quarter over Quarter
	2026	2025	Change $	Change %
Total
Dollars	$1,387,911	$1,615,709	$(227,798)	(14.1)%
Homes closed	3,725	4,170	(445)	(10.7)%
Average sales price	$372.6	$387.5	$(14.9)	(3.8)%
West Region
Dollars	$400,755	$549,205	$(148,450)	(27.0)%
Homes closed	825	1,165	(340)	(29.2)%
Average sales price	$485.8	$471.4	$14.4	3.1%
Central Region
Dollars	$446,726	$480,425	$(33,699)	(7.0)%
Homes closed	1,308	1,374	(66)	(4.8)%
Average sales price	$341.5	$349.7	$(8.2)	(2.3)%
East Region
Dollars	$540,430	$586,079	$(45,649)	(7.8)%
Homes closed	1,592	1,631	(39)	(2.4)%
Average sales price	$339.5	$359.3	$(19.8)	(5.5)%

	Six Months Ended June 30,		Quarter over Quarter
	2026	2025	Change $	Change %
Total
Dollars	$2,495,733	$2,957,813	$(462,080)	(15.6)%
Homes closed	6,692	7,586	(894)	(11.8)%
Average sales price	$372.9	$389.9	$(17.0)	(4.4)%
West Region
Dollars	$736,938	$1,028,841	$(291,903)	(28.4)%
Homes closed	1,511	2,163	(652)	(30.1)%
Average sales price	$487.7	$475.7	$12.0	2.5%
Central Region
Dollars	$823,026	$892,962	$(69,936)	(7.8)%
Homes closed	2,416	2,561	(145)	(5.7)%
Average sales price	$340.7	$348.7	$(8.0)	(2.3)%
East Region
Dollars	$935,769	$1,036,010	$(100,241)	(9.7)%
Homes closed	2,765	2,862	(97)	(3.4)%
Average sales price	$338.4	$362.0	$(23.6)	(6.5)%

Home Orders (1)	Three Months Ended June 30,		Quarter over Quarter
	2026	2025	Change $	Change %
Total
Dollars	$1,376,338	$1,547,438	$(171,100)	(11.1)%
Homes ordered	3,575	3,914	(339)	(8.7)%
Average sales price	$385.0	$395.4	$(10.4)	(2.6)%
West Region
Dollars	$391,197	$484,756	$(93,559)	(19.3)%
Homes ordered	762	1,001	(239)	(23.9)%
Average sales price	$513.4	$484.3	$29.1	6.0%
Central Region
Dollars	$439,882	$475,275	$(35,393)	(7.4)%
Homes ordered	1,259	1,298	(39)	(3.0)%
Average sales price	$349.4	$366.2	$(16.8)	(4.6)%
East Region
Dollars	$545,259	$587,407	$(42,148)	(7.2)%
Homes ordered	1,554	1,615	(61)	(3.8)%
Average sales price	$350.9	$363.7	$(12.8)	(3.5)%

	Six Months Ended June 30,		Quarter over Quarter
	2026	2025	Change $	Change %
Total
Dollars	$2,776,778	$3,105,615	$(328,837)	(10.6)%
Homes ordered	7,239	7,790	(551)	(7.1)%
Average sales price	$383.6	$398.7	$(15.1)	(3.8)%
West Region
Dollars	$835,490	$1,024,350	$(188,860)	(18.4)%
Homes ordered	1,660	2,094	(434)	(20.7)%
Average sales price	$503.3	$489.2	$14.1	2.9%
Central Region
Dollars	$897,181	$964,435	$(67,254)	(7.0)%
Homes ordered	2,575	2,663	(88)	(3.3)%
Average sales price	$348.4	$362.2	$(13.8)	(3.8)%
East Region
Dollars	$1,044,107	$1,116,830	$(72,723)	(6.5)%
Homes ordered	3,004	3,033	(29)	(1.0)%
Average sales price	$347.6	$368.2	$(20.6)	(5.6)%
(1)Home orders for any period represent the aggregate sales price of all homes ordered, net of cancellations. We do not include orders contingent upon the sale of a customer’s existing home or a mortgage pre-approval as a sales contract until the contingency is removed.

Order Backlog (1)	At June 30,		Quarter over Quarter
	2026	2025	Change $	Change %
Total
Dollars	$661,906	$695,476	$(33,570)	(4.8)%
Homes in backlog	1,715	1,748	(33)	(1.9)%
Average sales price	$386.0	$397.9	$(11.9)	(3.0)%
West Region
Dollars	$173,220	$182,308	$(9,088)	(5.0)%
Homes in backlog	334	366	(32)	(8.7)%
Average sales price	$518.6	$498.1	$20.5	4.1%
Central Region
Dollars	$218,725	$220,889	$(2,164)	(1.0)%
Homes in backlog	616	583	33	5.7%
Average sales price	$355.1	$378.9	$(23.8)	(6.3)%
East Region
Dollars	$269,961	$292,279	$(22,318)	(7.6)%
Homes in backlog	765	799	(34)	(4.3)%
Average sales price	$352.9	$365.8	$(12.9)	(3.5)%

(1)Our backlog represents net home orders that have not closed.

Active Communities and Cancellation Rates

Active Communities	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	Ending	Average	Ending	Average	Ending	Average	Ending	Average
Total	340	342.5	312	301.0	340	340.4	312	297.8
West Region	89	88.5	85	85.0	89	86.6	85	87.0
Central Region	99	103.0	85	83.5	99	106.1	85	85.6
East Region	152	151.0	142	132.5	152	147.7	142	125.2

Cancellation Rates (2)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total	13%	10%	12%	9%
West Region	9%	9%	8%	8%
Central Region	14%	11%	13%	10%
East Region	14%	10%	13%	10%

(2)Cancellation rates are computed as the number of canceled units for the period divided by the gross sales units for the same period.

Operating Results

Companywide. In the three months ended June 30, 2026, we closed 3,725 homes, 10.7% lower than 4,170 closings in the three months ended June 30, 2025. The decrease in home closing volume combined with a 3.8% lower ASP on closings resulted in home closing revenue of $1.4 billion for the three months ended June 30, 2026, 14.1% lower than the same period in 2025. Home order volume in the three months ended June 30, 2026 of 3,575 homes declined 8.7% from 3,914 homes in the three months ended June 30, 2025, due to an 18.6% decrease in orders pace to 3.5 net homes per month in the three months ended June 30, 2026 which was partially offset by a 13.8% increase in average active communities. Demand has been meaningfully impacted by weak consumer confidence that has been exacerbated by economic and geo-political events. Home order value of $1.4 billion for the three months ended June 30, 2026 declined 11.1% from $1.5 billion in the prior year period, due to the lower home order volume combined with 2.6% lower ASP on orders. The decline in ASP on both closings and orders was caused by a shift in geographic mix. Order cancellations of 13% for the three months ended June 30, 2026 were up from 10% in the comparable 2025 period. We believe our low cancellation rates compared to industry averages reflects the benefits of a shorter timeline to home closing resulting from our move-in ready homes with a 60-day closing ready commitment.

For the six months ended June 30, 2026, home closing volume of 6,692 closings was 11.8% lower than the prior year period, and ASP on closings decreased 4.4%, generating home closing revenue of $2.5 billion, a 15.6% decline from $3.0 billion in the prior year period. Home order volume of 7,239 for the six months ended June 30, 2026 was down 7.1% over the prior year period, which combined with a 3.8% lower ASP on orders led to a 10.6% decrease in home order value of $2.8 billion. We ended the second quarter of 2026 with 340 actively selling communities, up from 312 at June 30, 2025. The second quarter of 2026 ended with 1,715 homes in backlog valued at $661.9 million, compared to 1,748 units valued at $695.5 million at June 30, 2025. The year over year decrease in backlog homes is due to entering the quarter with fewer homes in backlog and lower order volume.
West. The West Region generated $400.8 million in home closing revenue in the three months ended June 30, 2026, a 27.0% decrease compared to $549.2 million in the prior year period. The lower revenue was due entirely to 29.2% lower closing volume of 825 homes in the three months ended June 30, 2026, compared to 1,165 homes in the prior year. ASP on closings increased 3.1% due to geographic mix within the region. Home orders for the three months ended June 30, 2026 of 762 were down 23.9% from 1,001 in the prior year period, due largely to the 25.6% decrease in orders pace, which was partially offset by a 4.1% increase in average active communities. The orders pace of 2.9 homes per month in the three months ended June 30, 2026 is reflective of a tougher selling environment in most of the West Region's markets, and compares to 3.9 homes per month in the same period of the prior year. Home order value of $391.2 million for the three months ended June 30, 2026 decreased 19.3% due entirely to the lower order volume, as ASP on orders increased 6.0% year over year. The West Region had the lowest cancellation rate in the Company, at 9% for the three months ended June 30, 2026, consistent with the prior year period.
For the six months ended June 30, 2026, home closing revenue of $736.9 million decreased 28.4% due to a 30.1% decrease in home closing volume offset by a 2.5% higher ASP on closings for the same reasons as noted above for the second quarter. Home order volume in the West Region of 1,660 decreased 20.7% due to a 20.0% decrease in orders pace to 3.2 net homes per month, on a consistent number of average actively selling communities. Home order value of $835.5 million was down 18.4% as the lower volume was partially offset by a 2.9% increase in ASP. The year-to-date cancellation rate of 8% was consistent with the prior year period. The West Region ended the second quarter of 2026 with 334 homes in backlog valued at $173.2 million, compared to 366 units valued at $182.3 million at June 30, 2025. The lower backlog units are the combined effect of entering the quarter with fewer backlog homes and lower orders in the second quarter of 2026.
Central. The Central Region closed 1,308 homes in the three months ended June 30, 2026, down 4.8% from 1,374 in the prior year period. Home closing revenue of $446.7 million in the three months ended June 30, 2026 was 7.0% lower than $480.4 million in the prior year period due to the combined impact of lower home closing volume and a 2.3% decrease in ASP on closings. The decline in ASP on closings is a result of community mix within the region, with newer communities opening at lower ASPs. Home order volume decreased 3.0% to 1,259 homes in the three months ended June 30, 2026 due to a decline in orders pace to 4.1 net homes per month, partially offset by a 23.4% increase in average active community count. The decrease in orders volume combined with a 4.6% lower ASP on orders led to home order value of $439.9 million in the three months ended June 30, 2026, 7.4% lower than the prior year period. The Central Region cancellation rate of 14% in the three months ended June 30, 2026 was up from 11% in the prior year period.
The Central Region generated home closing revenue of $823.0 million for the six months ended June 30, 2026, 7.8% lower than the prior year due to a 5.7% decline in closing volume of 2,416 homes and a 2.3% decrease in ASP on closings. Year-to-date ASP on closings decreased from the prior year period for the same reasons noted for the second quarter of 2026. Home order volume for the six months ended June 30, 2026 of 2,575 homes decreased 3.3%, due to a 21.2% decrease in orders pace of 4.1 net homes per month, offset by a 23.9% increase in average active communities. Home order value was $897.2 million for the six months ended June 30, 2026, down 7.0% from $964.4 million, in the prior year period, due to lower order volume and a 3.8% reduction in ASP on orders. The year-to-date cancellation rate of 13% was up from 10% in the prior year period. The Central Region ended the second quarter of 2026 with 616 units in backlog, up 5.7% from prior year due to a slightly lower backlog conversion rate in the second quarter of 2026 of 197% compared to 208% in the second quarter of 2025. The higher backlog units combined with a 6.3% lower ASP led to backlog value of $218.7 million as of June 30, 2025, relatively flat with the prior year period.
East. During the three months ended June 30, 2026, the East Region closed 1,592 homes, generating $540.4 million in home closing revenue, down 2.4% and 7.8%, respectively from 1,631 closings and $586.1 million in the comparable prior year period. The 5.5% lower ASP on home closings resulted from incremental incentives offered in certain markets to sell through higher levels of aged spec inventory. Home order volume of 1,554 homes for the three months ended June 30, 2026 declined 3.8%, due to a lower orders pace of 3.4 net homes per month, as compared to 4.1 net homes per month in the prior year period, which was partially offset by a 14.0% higher average active community count. The higher community count reflects continued growth in our newer markets in Alabama and Mississippi. Home order value of $545.3 million in the three months ended June 30, 2026 decreased 7.2% from $587.4 million in the prior year period due to the lower home order volume and a 3.5% decrease in ASP on orders year over year, for the same reasons as ASP on closings. The East Region cancellation rate of 14% in the three months ended June 30, 2026 was up from 10% in the same prior year period.
For the six months ended June 30, 2026, the East Region home closing volume and revenue of 2,765 homes for $935.8 million in home closing revenue, declining 3.4% and 9.7%, respectively, compared to the 2025 period. Home order volume of 3,004 homes or the six months ended June 30, 2026 was relatively flat with prior year, as an 18.0% increase in average active communities was nearly offset by a 15.0% lower orders pace of 3.4 net homes per month. The lower order volume combined with 5.6% decrease in ASP on orders led to a 6.5% decrease in home order value of $1.0 billion. Similar to the second quarter, ASP on closing and orders both declined due to incremental incentives in certain markets with excess aged inventory. The East Region's cancellation rate of 13% increased from 10% in the prior year period. The East Region ended the second quarter of 2026 with 765 homes in backlog valued at $270.0 million, down 4.3% and 7.6%, respectively, due to lower order volume and ASP.
Land Closing Revenue and Gross Profit/(Loss) (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Land closing revenue	$12,720	$8,277	$22,081	$23,698
Land closing gross profit/(loss)	$524	$(719)	$255	$2,446
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

Other Operating Information (dollars in thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	Dollars	Percent of Home Closing Revenue	Dollars	Percent of Home Closing Revenue	Dollars	Percent of Home Closing Revenue	Dollars	Percent of Home Closing Revenue
Home Closing Gross Profit (1)
Total	$253,613	18.3%	$341,328	21.1%	$447,411	17.9%	$636,978	21.5%
Add: Real estate-related impairments	3,582		—		6,009		—
Add: Write-off of terminated land deals	276		4,205		1,649		5,638
Adjusted Home Closing Gross Profit (2)	$257,471	18.6%	$345,533	21.4%	$455,069	18.2%	$642,616	21.7%

West	$78,360	19.6%	$114,462	20.8%	$139,840	19.0%	$219,433	21.3%
Add: Real estate-related impairments	—		—		—		—
Add: Write-off of terminated land deals	126		561		226		1,123
Adjusted Home Closing Gross Profit (2)	$78,486	19.6%	$115,023	20.9%	$140,066	19.0%	$220,556	21.4%

Central	$85,345	19.1%	$106,587	22.2%	$153,950	18.7%	$197,316	22.1%
Add: Real estate-related impairments	2,191		—		3,464		—
Add: Write-off of terminated land deals	150		222		492		558
Adjusted Home Closing Gross Profit (2)	$87,686	19.6%	$106,809	22.2%	$157,906	19.2%	$197,874	22.2%

East	$89,908	16.6%	$120,279	20.5%	$153,621	16.4%	$220,229	21.3%
Add: Real estate-related impairments	1,391		—		2,545		—
Add: Write-off of terminated land deals	—		3,422		931		3,957
Adjusted Home Closing Gross Profit (2)	$91,299	16.9%	$123,701	21.1%	$157,097	16.8%	$224,186	21.6%

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
Companywide. Home closing gross profit for the three months ended June 30, 2026 was $253.6 million, with a home closing gross margin of 18.3% down 280 basis points from 21.1% in the three months ended June 30, 2025. For the six months ended June 30, 2026, home closing gross profit was $447.4 million, or 17.9%, down 360 basis points from 21.5% in the six months ended June 30, 2025. The margin decline for both the three and six months ended June 30, 2026 was due to the combined impact of lower ASPs, reduced leverage of fixed costs on lower home closing revenue and higher lot costs, all of which were only partially offset by savings in direct costs and shorter construction cycle times. Additionally, home closing gross margin was negatively impacted by real estate-related impairments and charges related to terminated land contracts. Excluding these charges, adjusted home closing gross margin was 18.6% and 21.4% for the three months ended June 30, 2026 and 2025, respectively, and was 18.2% and 21.7% for the six months ended June 30, 2026 and 2025, respectively.
West. The West Region had home closing gross margin of 19.6% for the three months ended June 30, 2026, down 120 basis points from 20.8% in the three months ended June 30, 2025. For the six months ended June 30, 2026, the West Region home closing gross margin of 19.0% declined 230 basis points. The decline in home closing gross margin for both the three and six month periods ended June 30, 2026 was due to lost leverage on lower home closing revenue and higher lot costs, with some offsetting benefit from direct costs savings. Contract termination and impairment charges were not materially impactful in the West Region for any periods presented.
Central. The Central Region home closing gross margin of 19.1% for the three months ended June 30, 2026 decreased 310 basis points from 22.2% in the prior year period due to increased lot costs and reduced leverage on lower home closing ASPs and home closing revenue, partially offset by savings in direct costs. Real estate-related impairments and charges for terminated contracts also negatively impacted home closing gross margin for the three months ended June 30, 2026 by 50 basis points. Excluding these charges, adjusted home closing gross margin was 19.6% and 22.2% for the three months ended June 30, 2026 and 2025, respectively. For the six months ended June 30, 2026, the Central Region home closing gross margin of 18.7% declined 340 basis points for the same reasons as the second quarter of 2026. Excluding real estate-related impairments and contract termination charges for the six months ended June 30, 2026 and 2025, adjusted home closing gross margin was 19.2% and 22.2%, respectively.
East. The East Region home closing gross margin was 16.6% and 20.5% for the three months ended June 30, 2026 and 2025, respectively. For the six months ended June 30, 2026, the East Region home closing gross margin of 16.4% decreased 490 basis points from 21.3% in the same period of 2025. The margin decline in both the three and six month periods was due to the increased use of incentives, lost leverage on lower home closing revenue and higher lot costs, which more than offset the savings in direct costs. The impact of real estate-related impairments and charges incurred related to terminated land contracts also had a negative impact on East Region home closing gross margin. Excluding these items, adjusted home closing gross margin was 16.9% and 21.1% for the three months ended June 30, 2026 and 2025, respectively. For the six months ended June 30, 2026 and 2025, adjusted home closing gross margin was 16.8% and 21.6%, respectively.
Financial Services Profit (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Financial services profit	$5,327	$5,611	$8,820	$9,174
Financial services profit represents the net profit of our financial services operations, including the operating profit generated by our wholly-owned title and insurance companies, Carefree Title and Meritage Insurance, respectively, as well as our portion of earnings from our mortgage joint ventures. Results from financial services are closely tied to the number of home closings in each of our markets where we have financial services operations.
Selling, General and Administrative Expenses and Other Expenses (dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Commissions and other sales costs	$(91,805)	$(108,830)	$(171,277)	$(203,550)
Percent of Home closing revenue	6.6%	6.7%	6.9%	6.9%
General and administrative expenses	$(52,380)	$(55,183)	$(103,782)	$(112,180)
Percent of Home closing revenue	3.8%	3.4%	4.2%	3.8%
Interest expense	$(2,187)	$—	$(2,774)	$—
Other income, net	$7,472	$10,853	$14,435	$20,351
Provision for income taxes	$(29,934)	$(46,181)	$(47,149)	$(83,534)

Commissions and Other Sales Costs. Commissions and other sales costs are comprised of internal and external commissions and related sales and marketing expenses such as advertising and sales office and completed spec home inventory costs. For the three months ended June 30, 2026, these costs decreased $17.0 million, to $91.8 million, and as a percentage of home closing revenue improved slightly to 6.6% in the three months ended June 30, 2026, compared to 6.7% in the prior year period. The lower spend for the three months ended June 30, 2026 was the result of lower commissions paid on lower home closing revenue and lower maintenance and utility costs associated with having less spec homes in inventory. For the six months ended June 30, 2026, these costs decreased $32.3 million, to $171.3 million, and were flat as a percentage of home closing revenue of 6.9% in the current and prior year period. The lower dollar spend for the six months ending June 30, 2026 is tied directly to lower commissions due to reduced home closing revenue.

General and Administrative Expenses. General and administrative expenses represent corporate and divisional overhead expenses such as salaries and bonuses, occupancy, insurance and travel expenses. For the three months ended June 30, 2026, general and administrative expenses of $52.4 million decreased $2.8 million from $55.2 million in the prior year period due to lower compensation expense and intentional reductions in discretionary spend. For the six months ended June 30, 2026, general and administrative expenses of $103.8 million decreased $8.4 million from the prior year period, for the same reasons as the second quarter of 2026, but were also partially offset by increased spend on technology. General and administrative expenses as a percentage of home closing revenue were 3.8% and 4.2% for the three and six months ended June 30, 2026. The 40 basis points increase over both prior year periods was due to reduced leverage of fixed costs on lower home closing revenue.
Interest Expense. Interest expense is comprised of interest incurred, but not capitalized, on our senior and convertible senior notes and loans payable and other borrowings, including our Credit Facility. We recognized interest expense of $2.2 million and $2.8 million for the three and six months ended June 30, 2026, respectively. There was no interest expense in the same periods of 2025 as all interest incurred was capitalized to qualifying assets.
Other Income, Net. Other income, net, primarily consists of (i) sublease income, (ii) interest earned on our cash and cash equivalents, (iii) payments and awards related to legal settlements and (iv) our portion of pre-tax income or loss from non-financial services joint ventures. Other income, net was $7.5 million and $10.9 million for the three months ended June 30, 2026 and 2025, respectively, and decreased due to less interest income on lower cash balances. Other income, net was $14.4 million and $20.4 million for the six months ended June 30, 2026 and 2025, respectively, and decreased due to less interest income on lower cash balances as well as a favorable legal settlement recognized in the prior year period.
Income Taxes. Our effective tax rate was 24.8% and 23.9% for the three months ended June 30, 2026 and 2025, respectively, and was 24.4% and 23.6% for the six months ended June 30, 2026 and 2025, respectively. The increase for both the three and six months ended June 30, 2026 was primarily due to an increase in state income taxes.

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
At June 30, 2026, we had $807.3 million of cash and cash equivalents and $896.9 million available under the Credit Facility, thereby providing approximately $1.7 billion of total available capacity.
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
Material Cash Requirements
We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact both short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on our unaudited consolidated balance sheets as of June 30, 2026, while others are considered future commitments for materials or services not yet provided. Our contractual obligations primarily consist of principal and interest payments on our senior and convertible senior notes, loans payable and other borrowings, including our Credit Facility, letters of credit and surety bonds and operating leases. We have no material debt maturities until 2027. We also have requirements for certain short-term lease commitments, funding working capital needs of our existing unconsolidated joint ventures and other purchase obligations in the normal course of business. Other material cash requirements include land acquisition and development costs, home construction costs and operating expenses, including our selling, general and administrative expenses, as previously discussed. We plan to fund these commitments primarily with cash flows generated by operations, but may also utilize additional debt or equity financing and borrowing capacity under our Credit Facility. Our maximum exposure to loss on our purchase and option agreements is generally limited to non-refundable deposits and capitalized or committed pre-acquisition costs.
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
We do not engage in commodity trading or other similar activities. We had no derivative financial instruments that required derivative accounting under ASC 815-10, Derivatives and Hedging, at June 30, 2026 or December 31, 2025.
Operating Cash Flow Activities
During the six months ended June 30, 2026, net cash provided by operating activities totaled $290.8 million, and for the six months ended June 30, 2025, net cash used in operating activities totaled $28.9 million. Net cash provided by operating activities for the six months ended June 30, 2026 consisted largely of cash generated from net earnings of $145.9 million and a $132.3 million decrease in real estate. Cash flows used in operations in the six months ended June 30, 2025 reflected cash generated by net earnings of $269.7 million, which was offset by a $224.6 million increase in real estate.
Investing Cash Flow Activities
During the six months ended June 30, 2026 and 2025, net cash used in investing activities totaled $25.3 million and $21.6 million, respectively. Cash used in investing activities in both periods was mainly attributable to investments in unconsolidated entities and purchases of property and equipment.

Financing Cash Flow Activities
During the six months ended June 30, 2026, net cash used by financing activities totaled $233.4 million, consisting of $230.0 million of share repurchases and $63.3 million of dividends paid, offset by $59.9 million in proceeds from liabilities related to consolidated real estate not owned. During the six months ended June 30, 2025, net cash provided by financing activities of $329.4 million primarily reflects the net proceeds of $492.1 million from the issuance of our 5.650% Senior Notes due 2035, offset by $90.0 million of share repurchases and $61.5 million of dividends paid. See 'Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds' for more information about our authorized share repurchase program.

We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. Debt-to-capital and net debt-to-capital are calculated as follows (dollars in thousands):

	As of
	June 30, 2026	December 31, 2025
Senior and convertible senior notes, net and loans payable and other borrowings	$1,847,377	$1,829,054
Stockholders’ equity	5,057,937	5,195,643
Total capital	$6,905,314	$7,024,697
Debt-to-capital (1)	26.8%	26.0%
Senior and convertible senior notes, net, and loans payable and other borrowings	$1,847,377	$1,829,054
Less: cash and cash equivalents	(807,267)	(775,157)
Net debt	$1,040,110	$1,053,897
Stockholders’ equity	5,057,937	5,195,643
Total net capital	$6,098,047	$6,249,540
Net debt-to-capital (2)	17.1%	16.9%

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
Dividends
During the three months ended June 30, 2026 and 2025, our Board of Directors approved, and we paid, a quarterly cash dividend on common stock of $0.48 and $0.43 per share, respectively. Quarterly dividends paid during the six months ended June 30, 2026 and 2025, totaled $0.96 and $0.86 per share, respectively.

Credit Facility Covenants
Borrowings under the Credit Facility are unsecured, but availability is subject to, among other things, a borrowing base. The Credit Facility also contains certain financial covenants, including (a) a minimum tangible net worth requirement of $3.5 billion (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings), and (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 60%. We were in compliance with all Credit Facility covenants as of June 30, 2026. Our actual financial covenant calculations as of June 30, 2026 are reflected in the table below.

Financial Covenant (dollars in thousands):	Covenant Requirement	Actual
Minimum Tangible Net Worth	> $3,576,606	$5,008,077
Leverage Ratio	< 60%	15.2%
Investments other than defined permitted investments	< $1,527,423	$59,423

Seasonality
Historically, we have experienced seasonal variations in our quarterly operating results and capital requirements. We typically take orders for more homes in the first half of the year than in the second half, which has created additional working capital requirements in the first and second quarters to build our inventories to satisfy seasonally higher demand associated with our 60-day closing ready commitment. While we expect the seasonal orders pattern to continue over the long term, a higher backlog conversion rate and our all-spec strategy may shift the timing of home closings and capital requirements to build our inventories to earlier in the year. Additionally, seasonality may, from time to time, be affected by short-term volatility in the homebuilding industry and in the overall economy.
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
In order to ensure that the information we must disclose in our filings and submissions with the SEC is recorded, processed, summarized and reported on a timely basis, we have developed and implemented disclosure controls and procedures. Our management, with the participation of our chief executive officer ("CEO") and chief financial officer ("CFO"), has reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of June 30, 2026 (the “Evaluation Date”). Based on such evaluation, our management has concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective at a reasonable assurance level in ensuring that information that is required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
There is no stated expiration for this program. The repurchases of the Company's shares may be made in the open market, in privately negotiated transactions, or otherwise. The timing and amount of repurchases, if any, will be determined by the Company's management at its discretion and be based on a variety of factors such as the market price of the Company's common stock, corporate and contractual requirements, prevailing market and economic conditions and legal requirements. The share repurchase program may be modified, suspended or discontinued at any time. As of June 30, 2026 there was $284.1 million available under this program to repurchase shares. We repurchased 1,528,340 shares under the program during the three months ended June 30, 2026.

Period	Total Number of Shares Purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
April 1, 2026 - April 30, 2026	726,758	$68.80	726,758	$334,079,391
May 1, 2026 - May 31, 2026	801,582	$62.38	801,582	$284,079,431
June 1, 2026 - June 30, 2026	—	$—	—	$284,079,431
Total	1,528,340		1,528,340

Item 5.	Other Information
Insider Trading Arrangements
During the fiscal quarter ended June 30, 2026, no director or officer terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, and no independent director adopted a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement. During the fiscal quarter ended June 30, 2026, certain officers adopted Rule 10b5-1 trading arrangements, as follows:

Name and Title	Date Adopted	Duration of Trading Arrangement	Description of the Aggregate Number of Securities to be Sold Pursuant to the Arrangement
Phillippe Lord Chief Executive Officer	June 4, 2026	February 23, 2027 - March 31, 2027	Sell sufficient shares to cover taxes due on vesting of equity awards that were granted on February 22, 2024 and vest on February 22, 2027.
Hilla Sferruzza Executive Vice President and Chief Financial Officer	June 4, 2026	February 23, 2027 - March 31, 2027	Sell sufficient shares to cover taxes due on vesting of equity awards that were granted on February 22, 2024 and vest on February 22, 2027.
Steven J. Hilton Executive Chairman	June 4, 2026	February 23, 2027 - March 31, 2027	Sell sufficient shares to cover taxes due on vesting of equity awards that were granted on February 22, 2024 and vest on February 22, 2027.
Austin Woffinden Executive Vice President, Corporate Operations and Strategy	June 4, 2026	February 17, 2027 - March 31, 2027	Sell sufficient shares to cover taxes due on vesting of certain equity awards that were granted between 2022 and 2024, prior to becoming an officer, and will vest in February 2027.
Malissia Clinton Executive Vice President and General Counsel	June 4, 2026	February 23, 2027 - March 31, 2027	Sell sufficient shares to cover taxes due on vesting of equity awards that were granted on February 22, 2024 and vest on February 22, 2027.
Javier Feliciano Executive Vice President and Chief People Officer	June 4, 2026	February 23, 2027 - March 31, 2027	Sell sufficient shares to cover taxes due on vesting of equity awards that were granted on February 22, 2024 and vest on February 22, 2027.

Item 6.	Exhibits

Exhibit Number	Description	Page or Method of Filing
3.1	Restated Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3 of Form 8-K dated June 20, 2002

3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 10-Q for the quarter ended September 30, 1998

3.1.2	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated September 15, 2004

3.1.3	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Definitive Proxy Statement filed on April 10, 2006 for the 2006 Annual Meeting of Stockholders

3.1.4	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix B of the Definitive Proxy Statement filed on April 1, 2008 for the 2008 Annual Meeting of Stockholders

3.1.5	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Definitive Proxy Statement filed on January 9, 2009

3.1.6	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1.6 of Form 10-Q for the quarter ended June 30, 2025

3.2	Meritage Homes Corporation Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.1 of Form 8-K dated May 22, 2025

10.1	Twelfth Amendment to Amended and Restated Credit Agreement	Incorporated by reference to Exhibit 10.1 of Form 8-K dated June 29, 2026

22	List of Guarantor Subsidiaries	Incorporated by reference to Exhibit 22 of Form 10-K for the year ended December 31, 2025

31.1	Rule 13a-14(a)/15d-14(a) Certification of Phillippe Lord, Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Hilla Sferruzza, Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Furnished herewith

101.0
The following information from the Meritage Homes Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Income Statements, (iii) Unaudited Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Consolidated Financial Statements.

104.0	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERITAGE HOMES CORPORATION, a Maryland corporation

By:	/s/ HILLA SFERRUZZA
Hilla Sferruzza Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date:	July 31, 2026

INDEX OF EXHIBITS

3.1	Restated Articles of Incorporation of Meritage Homes Corporation

3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.2	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.3	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.4	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.5	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.6	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.2	Meritage Homes Corporation Amended and Restated Bylaws

10.1	Twelfth Amendment to Amended and Restated Credit Agreement

22	List of Guarantor Subsidiaries

31.1	Rule 13a-14(a)/15d-14(a) Certification of Phillippe Lord, Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Hilla Sferruzza, Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.0
The following information from the Meritage Homes Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Income Statements, (iii) Unaudited Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Consolidated Financial Statements.

104.0	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL and contained in Exhibit 101.