Form 10-Q
period 2026-09-30
Meritage Homes CORP
filed 2026-10-30
CIK 833079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by a checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Common shares outstanding as of October 26, 2026: 64,423,225

MERITAGE HOMES CORPORATION
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)

	September 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$677,498	$775,157
Other receivables	345,535	306,956
Real estate	6,014,511	5,987,120
Deposits on real estate under option or contract	170,777	174,170
Investments in unconsolidated entities	64,225	57,268
Property and equipment, net	45,057	46,647
Deferred tax assets, net	44,427	53,293
Prepaids, other assets and goodwill	227,614	221,676
Total assets	$7,589,644	$7,622,287
Liabilities
Accounts payable	$209,249	$200,679
Accrued and other liabilities	476,658	387,698
Home sale deposits	7,627	9,213
Loans payable and other borrowings	42,351	24,328
Senior and convertible senior notes, net	1,809,401	1,804,726
Total liabilities	2,545,286	2,426,644
Stockholders’ Equity
Preferred stock, par value $0.01. Authorized 10,000,000 shares; none issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Common stock, par value $0.01. Authorized 125,000,000 shares; 64,423,225 and 68,168,923 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	644	682
Additional paid-in capital	—	—
Retained earnings	5,043,714	5,194,961
Total stockholders’ equity	5,044,358	5,195,643
Total liabilities and stockholders’ equity	$7,589,644	$7,622,287
See accompanying notes to unaudited consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Homebuilding:
Home closing revenue	$1,162,352	$1,399,335	$3,658,085	$4,357,148
Land closing revenue	6,081	16,068	28,162	39,766
Total closing revenue	1,168,433	1,415,403	3,686,247	4,396,914
Cost of home closings	(959,746)	(1,132,378)	(3,008,068)	(3,453,213)
Cost of land closings	(5,957)	(15,876)	(27,783)	(37,128)
Total cost of closings	(965,703)	(1,148,254)	(3,035,851)	(3,490,341)
Home closing gross profit	202,606	266,957	650,017	903,935
Land closing gross profit	124	192	379	2,638
Total closing gross profit	202,730	267,149	650,396	906,573
Financial Services:
Revenue	7,497	8,460	21,566	24,967
Expense	(3,982)	(4,311)	(11,746)	(13,159)
Earnings from financial services unconsolidated entities and other, net	1,244	331	3,759	1,846
Financial services profit	4,759	4,480	13,579	13,654
Commissions and other sales costs	(82,441)	(99,722)	(253,718)	(303,272)
General and administrative expenses	(45,170)	(51,787)	(148,952)	(163,967)
Interest expense	(1,352)	—	(4,126)	—
Other income, net	6,289	8,128	20,724	28,479
Earnings before income taxes	84,815	128,248	277,903	481,467
Provision for income taxes	(17,031)	(28,951)	(64,180)	(112,485)
Net earnings	$67,784	$99,297	$213,723	$368,982
Earnings per common share:
Basic	$1.05	$1.40	$3.24	$5.17
Diluted	$1.04	$1.39	$3.22	$5.13
Weighted average number of shares:
Basic	64,698	70,680	65,941	71,346
Diluted	65,127	71,188	66,312	71,879
See accompanying notes to unaudited consolidated financial statements

MERITAGE HOMES CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net earnings	$213,723	$368,982
Adjustments to reconcile net earnings to net cash provided by/(used in) operating activities:
Depreciation and amortization	16,973	18,603
Real estate and land impairments	12,648	9,292
Write-off of terminated land deals	1,006	11,437
Stock-based compensation	16,788	14,780
Equity in earnings from unconsolidated entities	(2,941)	(3,133)
Distributions of earnings from unconsolidated entities	3,325	3,732
Other	8,972	7,415
Changes in assets and liabilities:
Decrease/(increase) in real estate	58,676	(413,224)
Increase in deposits on real estate under option or contract	(1,431)	(9,010)
Increase in other receivables, prepaids and other assets	(42,770)	(77,840)
Decrease in accounts payable and accrued and other liabilities	(23,860)	(45,326)
Decrease in home sale deposits	(1,586)	(11,093)
Net cash provided by/(used in) operating activities	259,523	(125,385)
Cash flows from investing activities:
Investments in unconsolidated entities	(21,270)	(21,080)
Distributions of capital from unconsolidated entities	350	—
Purchases of property and equipment	(13,917)	(20,145)
Proceeds from sales of property and equipment	234	184
Maturities/sales of investments and securities	—	1,750
Payments to purchase investments and securities	—	(1,750)
Net cash used in investing activities	(34,603)	(41,041)
Cash flows from financing activities:
Repayment of loans payable and other borrowings	(3,302)	(11,522)
Proceeds from issuance of senior notes	—	497,195
Payment of debt issuance costs	—	(5,106)
Proceeds from liabilities related to consolidated real estate not owned	59,947	—
Dividends paid	(94,224)	(91,759)
Repurchase of shares	(285,000)	(145,000)
Net cash (used in)/provided by financing activities	(322,579)	243,808
Net (decrease)/increase in cash and cash equivalents	(97,659)	77,382
Cash and cash equivalents, beginning of period	775,157	651,555
Cash and cash equivalents, end of period	$677,498	$728,937
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
We commenced our homebuilding operations in 1985 through our predecessor company, Monterey Homes. Meritage Homes Corporation was incorporated in the state of Maryland in 1988 under the name of Homeplex Mortgage Investments Corporation and merged with Monterey Homes in 1996, at which time our name was changed to Monterey Homes Corporation and later ultimately to Meritage Homes Corporation. Since that time, we have engaged in homebuilding and related activities. Meritage Homes Corporation operates as a holding company and has no independent assets or operations. Meritage Homes' homebuilding construction, development and sales activities are conducted through its subsidiaries. Its homebuilding activities are conducted under the name of Meritage Homes in each of our homebuilding markets. At September 30, 2026, we were actively selling homes in 348 communities, with base prices ranging from approximately $230,000 to $1,025,000.

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
Cash and Cash Equivalents. Liquid investments with an initial maturity of three months or less are classified as cash equivalents. Amounts in transit from title companies or closing agents for home closings of approximately $35.0 million and $20.1 million are included in Cash and cash equivalents at September 30, 2026 and December 31, 2025, respectively.
Real Estate. Real estate inventory is stated at cost unless the community or land is determined to be impaired, at which point the inventory is written down to fair value as required by Accounting Standards Codification ("ASC") 360-10, Property, Plant and Equipment (“ASC 360-10”). Real estate inventory includes the costs of land acquisition, land development and home construction, capitalized interest, real estate taxes, and direct overhead costs incurred during development and home construction that benefit the entire community, less impairments, if any. Land and development costs are typically allocated and transferred to homes when home construction begins. Home construction costs are accumulated on a per-home basis, while commissions and other sales costs are expensed as incurred. Cost of home closings includes the specific construction costs of the home and all related allocated land acquisition, land development and other common costs (both incurred and estimated to be incurred) that are allocated based upon the total number of homes expected to be closed in each community or phase. Any changes to the estimated total development costs of a community or phase are allocated to the remaining homes in that community or phase. When a home closes, we may have incurred costs for materials and services that have not yet been paid.

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
Deposits. Deposits paid related to land option and purchase contracts are recorded and classified as Deposits on real estate under option or contract until the related land is purchased. Deposits are reclassified as a component of Real estate at the time the deposit is used to offset the acquisition price of the land based on the terms of the underlying agreements. To the extent they are non-refundable, deposits are expensed to Cost of home closings if the land acquisition is terminated or no longer considered probable. Since our acquisition contracts typically do not require specific performance, we do not consider such contracts to be contractual obligations to purchase the land and our total exposure under such contracts is limited to the loss of any non-refundable deposits and any related capitalized costs. Our Deposits on real estate under option or contract were $170.8 million and $174.2 million as of September 30, 2026 and December 31, 2025, respectively. See Note 3 for additional information related to Deposits on real estate under option or contract.
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

The table below outlines our ROU assets and lease liabilities (in thousands):

	As of
	September 30, 2026	December 31, 2025
ROU assets	$53,630	$56,985
Lease liabilities	57,671	60,470
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
The table below outlines our surety bond and letter of credit obligations (in thousands):

	As of
	September 30, 2026		December 31, 2025
	Outstanding	Estimated work remaining to complete	Outstanding	Estimated work remaining to complete
Sureties:
Sureties related to owned projects and lots under contract	$993,322	$611,356	$965,349	$585,768
Total Sureties	$993,322	$611,356	$965,349	$585,768
Letters of Credit (“LOCs”):
LOCs for land development	78,266	N/A	70,547	N/A
LOCs for general corporate operations	5,000	N/A	5,000	N/A
Total LOCs	$83,266	N/A	$75,547	N/A

Accrued and Other Liabilities. Accrued and other liabilities at September 30, 2026 and December 31, 2025 consisted of the following (in thousands):

	As of
	September 30, 2026	December 31, 2025
Accruals related to real estate development and construction activities	$146,278	$144,122
Payroll and other benefits	81,099	98,591
Accrued interest	18,478	14,619
Accrued taxes	14,465	14,205
Warranty reserves	23,283	26,677
Lease liabilities	57,671	60,470
Liabilities related to consolidated real estate not owned	115,215	—
Other accruals	20,169	29,014
Total	$476,658	$387,698

Warranty Reserves. We provide home purchasers with limited warranties against certain building defects and we have certain obligations related to those post-construction warranties for closed homes. The specific terms and conditions of these limited warranties vary by state, but overall the nature of the warranties include a complete workmanship and materials warranty for the first year after the close of the home, a major mechanical warranty for two years after the close of the home and a structural warranty that typically extends up to 10 years after the close of the home. With the assistance of an actuary, we have estimated these reserves for the structural warranty based on the number of homes still under warranty and historical data and trends for our geographies. We may use industry data with respect to similar product types and geographic areas in markets where our experience is incomplete to draw a meaningful conclusion. We regularly review our warranty reserves and adjust them, as necessary, to reflect changes in trends as information becomes available. Based on such reviews of warranty costs incurred, we did not record any adjustments in the three or nine months ended September 30, 2026 or 2025. Included in the warranty reserve balances at September 30, 2026 and December 31, 2025 are case-specific warranty reserves, as discussed in Note 15.
A summary of changes in our warranty reserves follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Balance, beginning of period	$25,562	$35,556	$26,677	$32,693
Additions to reserve from new home deliveries	3,514	4,406	10,892	14,152
Warranty claims, net of recoveries	(5,793)	(7,590)	(14,286)	(14,473)
Adjustments to pre-existing reserves	—	—	—	—
Balance, end of period	$23,283	$32,372	$23,283	$32,372
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
Home closing and land closing revenue expected to be recognized in any future year related to remaining performance obligations (if any) and the associated contract liabilities expected to be recognized as revenue, excluding revenue pertaining to contracts that have an original expected duration of one year or less, are not material. Revenue from financial services includes estimated future insurance policy renewal commissions as our performance obligations are satisfied upon issuance of the initial policy with a third party broker. The related contract assets for these estimated future renewal commissions are not material at September 30, 2026 and December 31, 2025.

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

NOTE 2 — REAL ESTATE AND CAPITALIZED INTEREST
Real estate consists of the following (in thousands):

	As of
	September 30, 2026	December 31, 2025
Homes completed and under construction (1)	$2,045,060	$2,069,548
Finished home sites and home sites under development (2)	3,842,767	3,917,572
Consolidated real estate not owned (3)	126,684	—
Total	$6,014,511	$5,987,120

(1)Includes the allocated land and land development costs associated with each lot for sold and unsold homes.
(2)Includes raw land, land held for development, land held for sale and communities in mothball status, less impairments, if any. Land held for development, land held for sale and communities in mothball status totaled $267.3 million and $164.4 million as of September 30, 2026 and December 31, 2025, respectively. We do not capitalize interest for these inactive assets, and all ongoing costs of land ownership (i.e. property taxes, homeowner association dues, etc.) are expensed as incurred.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Capitalized interest, beginning of period	$86,737	$63,814	$77,064	$53,678
Interest incurred	20,218	20,050	60,337	54,759
Interest expensed	(1,352)	—	(4,126)	—
Interest amortized to cost of home and land closings	(13,434)	(12,663)	(41,106)	(37,236)
Capitalized interest, end of period	$92,169	$71,201	$92,169	$71,201
As discussed in Note 1, and in accordance with ASC 360-10, all of our land inventory and related real estate assets are periodically reviewed for recoverability when certain criteria are met, but at least annually, as our inventory is considered “long-lived” in accordance with GAAP. Based on these reviews, we recorded the following impairment charges during the three and nine months ended September 30, 2026 and 2025 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Real estate inventory impairments:
West	$1,735	$543	$1,735	$543
Central	3,973	1,243	7,437	1,243
East	$931	6,907	$3,476	6,907
Total	$6,639	$8,693	$12,648	$8,693
Impairments of land held for sale:
West	$—	$—	$—	$—
Central	—	—	—	—
East	$—	599	$—	599
Total	$—	$599	$—	$599
Total impairments:
West	$1,735	543	$1,735	543
Central	3,973	1,243	7,437	1,243
East	$931	7,506	$3,476	7,506
Total	$6,639	$9,292	$12,648	$9,292

As discussed in Note 1, non-refundable deposits are expensed to Cost of closings when a land acquisition is terminated or no longer considered probable. The following tables summarizes the write-offs of non-refundable deposits and associated pre-acquisition costs for terminated land contracts during the periods presented (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026		2025	2026	2025
Terminated option/purchase contracts and related pre-acquisition costs:
West	$30		$2,544	$256	$3,667
Central	7		104	499	663
East	(680)	(1)	3,151	$251	7,107
Total	$(643)		$5,799	$1,006	$11,437

(1) Includes recoveries of previously written-off deposits.
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

The table below presents a summary of our lots under option at September 30, 2026 (dollars in thousands):

	Projected Number of Lots	Purchase Price	Option/ Earnest Money Deposits–Cash
Purchase and option contracts — committed	18,619	$1,620,889	$131,776
Purchase and option contracts — uncommitted (1)	18,025	1,207,659	39,001
Total purchase and option contracts (2)	36,644	2,828,548	170,777	(3)

Purchase contracts recorded on balance sheet as Real estate (2)	3,960	$126,684	$—	(4)

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
(3)Amount is reflected on the accompanying unaudited consolidated balance sheets in Deposits on real estate under option or contract as of September 30, 2026.
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
The primary activity of our land joint ventures is the development and sale of lots to joint venture partners and/or unrelated builders. Our mortgage joint ventures are engaged in mortgage activities and primarily provides mortgage services to our homebuyers. As of September 30, 2026, we had four active equity-method land joint ventures and two active equity-method mortgage joint ventures.

Summarized condensed combined financial information related to unconsolidated joint ventures that are accounted for using the equity method was as follows (in thousands):

	As of
	September 30, 2026	December 31, 2025
Assets:
Cash	$3,345	$3,516
Real estate	224,294	181,166
Other assets	4,929	6,748
Total assets	$232,568	$191,430
Liabilities and equity:
Accounts payable and other liabilities	$8,782	$8,448
Equity of:
Meritage (1)	63,817	57,268
Other	159,969	125,714
Total liabilities and equity	$232,568	$191,430

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$19,044	$23,002	$55,984	$47,555
Costs and expenses	(15,529)	(10,005)	(45,725)	(31,491)
Net earnings of unconsolidated entities	$3,515	$12,997	$10,259	$16,064
Meritage’s share of pre-tax earnings (1) (2)	$854	$969	$2,941	$3,133

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

NOTE 5 — LOANS PAYABLE AND OTHER BORROWINGS
Loans payable and other borrowings consist of the following (in thousands):

	As of
	September 30, 2026	December 31, 2025
Other borrowings, secured real estate notes payable (1)	$42,351	$24,328
$980.0 million unsecured revolving credit facility	—	—
Total	$42,351	$24,328
(1)Reflects balance of non-recourse notes payable in connection with land purchases.
The Company entered into an amended and restated unsecured revolving credit facility agreement ("Credit Facility") in 2014 that has been amended from time to time. On June 24, 2026, we entered into the Twelfth Amendment to Amended and Restated Credit Agreement, which increases the facility size, amends the accordion feature to permit the facility size to be increased, subject to certain conditions, extends the maturity date from July 9, 2030 to June 24, 2031, and revises the adjusted

Secured Overnight Financing Rate ("SOFR") rate. The Credit Facility's aggregate commitment is $980.0 million with an accordion feature permitting the size of the facility to increase to a maximum of $1.5 billion, subject to certain conditions, including the availability of additional bank commitments. Borrowings under the Credit Facility bear interest at the Company's option, at either (1) term SOFR (based on 1, 3, or 6 month interest periods, as selected by the Company) plus an applicable margin (ranging from 110 basis points to 175 basis points (the "applicable margin")) based on the Company's leverage ratio as determined in accordance with a pricing grid, (2) the higher of (i) the prime lending rate ("Prime"), (ii) an overnight bank rate plus 50 basis points and (iii) term SOFR (based on a 1 month interest period) plus 1%, in each case plus a margin ranging from 10 basis points to 75 basis points based on the Company's leverage in accordance with a pricing grid, or (3) daily simple SOFR plus the applicable margin. At September 30, 2026, the interest rate on outstanding borrowings under the Credit Facility would have been 5.013% per annum, calculated in accordance with option (1) noted above and using the 1-month term SOFR. We are obligated to pay a fee on the undrawn portion of the Credit Facility at a rate determined by a tiered fee matrix based on our leverage ratio.
The Credit Facility also contains certain financial covenants, including (a) a minimum tangible net worth requirement of $3.5 billion (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings), and (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 60%. We were in compliance with all Credit Facility covenants as of September 30, 2026.
We had no outstanding borrowings under the Credit Facility as of September 30, 2026 and December 31, 2025. There were no borrowings or repayments under the Credit Facility during the three and nine months ended September 30, 2026. There were no borrowings or repayments under the Credit Facility during the three months ended September 30, 2025 and $5.0 million of borrowings and repayments under the Credit Facility during the nine months ended September 30, 2025. As of September 30, 2026, we had outstanding letters of credit issued under the Credit Facility totaling $83.3 million, leaving $896.7 million available under the Credit Facility to be drawn.

NOTE 6 — SENIOR AND CONVERTIBLE SENIOR NOTES, NET
Senior and convertible senior notes, net consist of the following (in thousands):

	As of
	September 30, 2026	December 31, 2025
5.125% senior notes due 2027 ("2027 Notes")	300,000	300,000
1.750% convertible senior notes due 2028 ("2028 Convertible Notes")	575,000	575,000
3.875% senior notes due 2029 ("2029 Notes")	450,000	450,000
5.650% senior notes due 2035 ("2035 Notes"). At September 30, 2026, there was $2,361 in net unamortized discount.	497,639	497,429
Net debt issuance costs	(13,238)	(17,703)
Total	$1,809,401	$1,804,726
There have been no material changes to the terms of the 2028 Convertible Notes and the related capped call transactions since those described in Note 7 - Senior and Convertible Senior Notes, Net in the consolidated financial statements included in our Annual Report. During the three and nine months ended September 30, 2026, the circumstances allowing holders of the 2028 Convertible Notes to convert were not met.
The indentures for our 2027 Notes, 2029 Notes and 2035 Notes contain covenants that place limits on secured debt and sale and leaseback transactions. We were in compliance with all such covenants as of September 30, 2026.
Obligations to pay principal and interest on the senior and convertible senior notes are guaranteed by substantially all of our wholly-owned subsidiaries (each a “Guarantor” and, collectively, the “Guarantor Subsidiaries”), each of which is directly or indirectly 100% owned by Meritage Homes. Such guarantees are full and unconditional, and joint and several. In the event of a sale or other disposition of all of the assets of any Guarantor, by way of merger, consolidation or otherwise, or a sale or other disposition of all of the equity interests of any Guarantor then held by Meritage Homes and its subsidiaries, then that Guarantor may be released and relieved of any obligations under its note guarantee. There are no significant restrictions on the ability of Meritage Homes or any Guarantor to obtain funds from their respective subsidiaries, as applicable, by dividend or loan. We do not provide separate financial statements of the Guarantor Subsidiaries because Meritage Homes (the parent company) has no independent assets or operations and the guarantees are full and unconditional and joint and several. Subsidiaries of Meritage Homes Corporation that are non-guarantor subsidiaries are, individually and in the aggregate, minor, and accordingly, the assets, liabilities and results of operations of Meritage Homes and the Guarantor Subsidiaries are not materially different than the corresponding amounts presented in the unaudited consolidated financial statements of Meritage Homes.
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
Financial Instruments: The fair value of our fixed-rate debt is derived from quoted market prices by independent dealers (Level 2 inputs as per the discussion above) and is as follows (in thousands):

	As of
	September 30, 2026		December 31, 2025
	Aggregate Principal	Estimated Fair Value	Aggregate Principal	Estimated Fair Value
5.125% 2027 Notes	$300,000	$299,250	$300,000	$301,890
1.750% 2028 Convertible Notes	$575,000	$550,034	$575,000	$566,548
3.875% 2029 Notes	$450,000	$430,335	$450,000	$442,125
5.650% 2035 Notes	$500,000	$474,350	$500,000	$510,050
Other financial assets and liabilities, including our Loans payable and other borrowings, are generally shorter term in nature and the longer term balances are not material to our consolidated balance sheets. Therefore, we consider the carrying amounts of our other financial assets and liabilities to approximate fair value.
Non-Financial Instruments: Our Real estate assets are Level 3 instruments that are required to be recorded at fair value only if events and circumstances indicate that the carrying value may not be recoverable. The fair value of real estate inventories whose carrying values were adjusted to fair value as of September 30, 2026 was $111.7 million. See Note 1 for information on the significant observable and unobservable inputs we utilized in our fair value measurements with respect to the Real estate assets measured at fair value, and Note 2 for a summary of the impairment charges on Real estate to bring the assets to their estimated fair value.

NOTE 8 — EARNINGS PER SHARE
Basic and diluted earnings per common share were calculated as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Basic weighted average number of shares outstanding	64,698	70,680	65,941	71,346
Effect of dilutive securities:
Unvested restricted stock units	429	508	371	533
Diluted average shares outstanding	65,127	71,188	66,312	71,879
Net earnings	$67,784	$99,297	$213,723	$368,982
Basic earnings per share	$1.05	$1.40	$3.24	$5.17
Diluted earnings per share	$1.04	$1.39	$3.22	$5.13

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
Anti-dilutive shares were immaterial in the three and nine months ended September 30, 2026 and 2025.

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
A summary of the carrying amount of goodwill follows (in thousands):

	West	Central	East	Financial Services	Corporate	Total
Balance at December 31, 2025	$—	$10,247	$22,715	$—	$—	$32,962
Additions	—	—	—	—	—	—
Balance at September 30, 2026	$—	$10,247	$22,715	$—	$—	$32,962

NOTE 10 — STOCKHOLDERS’ EQUITY
A summary of changes in stockholders’ equity is presented below (in thousands):

	Nine Months Ended September 30, 2026
	(In thousands)
	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2025	68,169	$682	$—	$5,194,961	$5,195,643
Net earnings	—	—	—	55,309	55,309
Stock-based compensation expense	—	—	5,860	—	5,860
Issuance of stock	349	3	(3)	—	—
Dividends declared	—	—	—	(32,017)	(32,017)
Share repurchases	(1,816)	(18)	(5,857)	(125,151)	(131,026)
Balance at March 31, 2026	66,702	$667	$—	$5,093,102	$5,093,769
Net earnings	—	—	—	90,630	90,630
Stock-based compensation expense	—	—	5,822	—	5,822
Dividends declared	—	—	—	(31,284)	(31,284)
Share repurchases	(1,528)	(15)	(5,822)	(95,163)	(101,000)
Balance at June 30, 2026	65,174	$652	$—	$5,057,285	$5,057,937
Net earnings	—	—	—	67,784	67,784
Stock-based compensation expense	—	—	5,106	—	5,106
Issuance of stock	6	—	—	—	—
Dividends declared	—	—	—	(30,923)	(30,923)
Share repurchases	(757)	$(8)	$(5,106)	$(50,432)	$(55,546)
Balance at September 30, 2026	64,423	$644	$—	$5,043,714	$5,044,358

	Nine Months Ended September 30, 2025
	(In thousands)
	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2024	71,922	$360	$143,036	$4,998,177	$5,141,573
Stock Split on January 2, 2025	—	360	(360)	—	—
Net earnings	—	—	—	122,806	122,806
Stock-based compensation expense	—	—	6,325	—	6,325
Issuance of stock	514	5	(5)	—	—
Dividends declared	—	—	—	(30,887)	(30,887)
Share repurchases	(605)	(7)	(45,066)	—	(45,073)
Balance at March 31, 2025	71,831	$718	$103,930	$5,090,096	$5,194,744
Net earnings	—	—	—	146,879	146,879
Stock-based compensation expense	—	—	3,597	—	3,597
Dividends declared	—	—	—	(30,597)	(30,597)
Share repurchases	(674)	(6)	(45,443)	—	(45,449)
Balance at June 30, 2025	71,157	$712	$62,084	$5,206,378	$5,269,174
Net earnings	—	—	—	99,297	99,297
Stock-based compensation expense	—	—	4,858	—	4,858
Issuance of stock	22	—	—	—	—
Dividends declared	—	—	—	(30,275)	(30,275)
Share repurchases	(772)	$(8)	$(55,526)	$—	$(55,534)
Balance at September 30, 2025	70,407	$704	$11,416	$5,275,400	$5,287,520
During the three months ended September 30, 2026 and 2025, our Board of Directors approved, and we paid, a quarterly cash dividend on common stock of $0.48 and $0.43 per share, respectively. Quarterly dividends declared and paid during the nine months ended September 30, 2026 and 2025, totaled $1.44 and $1.29 per share, respectively. During the three and nine months ended September 30, 2026 and 2025, we reflected the applicable excise tax on share repurchases in Additional paid-in capital as part of the cost basis of the stock repurchased and recorded a corresponding liability in Accrued and other liabilities on the accompanying unaudited consolidated balance sheets.
NOTE 11 — STOCK BASED AND DEFERRED COMPENSATION

We have a stock compensation plan, the Meritage Homes Corporation 2018 Stock Incentive Plan (the “2018 Plan"), that was approved by our Board of Directors and our stockholders and adopted in May 2018. In May 2023, the Board of Directors and stockholders approved an amendment to the 2018 Plan to increase the number of shares available for issuance by 1,600,000. The 2018 Plan is administered by our Board of Directors and allows for the grant of stock appreciation rights, restricted stock awards, restricted stock units, performance share awards and performance-based awards in addition to non-qualified and incentive stock options. All available shares from expired, terminated, or forfeited awards that remained under prior plans were merged into and became available for grant under the 2018 Plan. The 2018 Plan authorizes awards to officers, key employees, non-employee directors and consultants. The 2018 Plan authorizes 14,800,000 shares of stock to be awarded, of which 1,674,205 shares remain available for grant at September 30, 2026. We believe that such awards provide a means of long-term compensation to attract and retain qualified employees and better align the interests of our employees with those of our stockholders. Non-vested stock awards are usually granted with a five-year ratable vesting period for employees, a three-year cliff vesting for both restricted stock units and performance-based awards granted to executive officers and either a three-year cliff vesting or one-year vesting for non-employee directors, dependent on their appointment date.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock-based compensation expense	$5,106	$4,858	$16,788	$14,780
Non-vested shares granted	1,347	1,000	288,735	321,213
Performance-based non-vested shares granted	—	—	94,683	82,907
Performance-based shares issued in excess of target shares granted (1)	—	1,979	21,892	22,535
Restricted stock awards vested (includes performance-based awards)	6,260	20,600	333,698	513,650
(1)Performance-based shares that vested and were issued as a result of performance achievement exceeding the originally established targeted number of shares related to respective performance metrics related to prior fiscal year performance periods.
The following table includes additional information regarding our stock compensation plan (dollars in thousands):

	As of
	September 30, 2026	December 31, 2025
Unrecognized stock-based compensation cost	$35,449	$30,419
Weighted average years expense recognition period	1.98	1.97
Total equity awards outstanding (1)	984,158	1,004,268
(1)Includes unvested restricted stock units and performance-based awards (assuming 100%/target payout).
We also offer a non-qualified deferred compensation plan ("Deferred Compensation Plan") to highly compensated employees in order to allow them additional pre-tax income deferrals above and beyond the limits that qualified plans, such as 401(k) plans, impose on highly compensated employees. We do not currently offer a contribution match on the Deferred Compensation Plan. All contributions to the plan to date have been funded by the employees and, therefore, we have no associated expense related to the Deferred Compensation Plan for the three and nine months ended September 30, 2026 or 2025, other than minor administrative costs.

NOTE 12 — INCOME TAXES
Components of the provision for income taxes are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Federal	$15,206	$25,115	$53,451	$94,244
State	1,825	3,836	10,729	18,241
Total	$17,031	$28,951	$64,180	$112,485

The effective tax rate for the three and nine months ended September 30, 2026 was 20.1% and 23.1%, respectively, and for the three and nine months ended September 30, 2025 was 22.6% and 23.4%, respectively. The rate for the three months ended September 30, 2026 reflected the benefit of acquired below-market transferable clean fuel production tax credits.

At September 30, 2026 and December 31, 2025, we have no unrecognized tax benefits. We believe our current income tax filing positions and deductions will be sustained on audit and we do not anticipate any adjustments that will result in a material change. Our policy is to accrue interest and penalties on unrecognized tax benefits and include them in the provision for income taxes.
We determine our deferred tax assets and liabilities in accordance with ASC 740, Income Taxes. We evaluate our deferred tax assets, including the benefit from net operating losses ("NOLs"), by jurisdiction to determine if a valuation allowance is required. This evaluation considers, among other matters, the nature, frequency and severity of cumulative losses, forecasts of future profitability, the length of statutory carryforward periods, experiences with operating losses and experiences of utilizing tax credit carry forwards and tax planning alternatives. We have no federal NOLs or credit carryovers at September 30, 2026, and determined that no valuation allowance on our deferred tax assets was necessary at September 30, 2026.
At September 30, 2026, we had no income taxes payable and $16.6 million income taxes receivable. The income taxes receivable at September 30, 2026 primarily consists of federal and state estimated tax payments and energy tax credits in excess of income tax liability. We have accrued taxes of $12.3 million recorded in Accrued and other liabilities on the accompanying unaudited consolidated balance sheets at September 30, 2026 that consists primarily of state franchise tax and federal excise tax.

We conduct business and are subject to tax in the U.S. both federally and in several states. With few exceptions, we are no longer subject to U.S. federal, state, or local income tax examinations by taxing authorities for years prior to 2021. We do not have any federal or state tax examinations pending resolution at this time.

NOTE 13 — SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
The following table presents certain supplemental cash flow information (in thousands):

	Nine Months Ended September 30,
	2026	2025
Cash paid during the year for:
Interest, net of interest capitalized	$(5,368)	$(17,546)
Income taxes paid, net	$58,962	$131,475
Non-cash operating activities:
Real estate not owned increase	$61,525	$—
Real estate acquired through notes payable	$21,325	$7,990
ROU assets obtained in exchange for new operating lease obligations	$3,604	$12,172
Non-cash investing and financing activities:
Distributions of real estate from unconsolidated joint ventures, net	$12,516	$3,090

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
The following tables provide financial information about our reportable segments and Corporate and other categories (in thousands):

	Three Months Ended September 30, 2026
	West	Central	East	Total
Home closing revenue	$341,836	$383,964	$436,552	$1,162,352
Land closing revenue	—	2,461	3,620	6,081
Total closing revenue	341,836	386,425	440,172	1,168,433

Cost of home closings	280,425	316,193	363,128	959,746
Cost of land closings	—	2,421	3,536	5,957
Total cost of closings	280,425	318,614	366,664	965,703

Home closing gross profit	61,411	67,771	73,424	202,606
Land closing gross profit	—	40	84	124
Total closing gross profit	61,411	67,811	73,508	202,730

Home closing gross margin	18.0%	17.7%	16.8%	17.4%

Commissions and other sales costs	20,970	29,651	31,820	82,441
General and administrative expenses	10,451	11,320	15,987	37,758
Homebuilding segment operating income	29,990	26,840	25,701	82,531

Financial services segment profit				4,759
Corporate and unallocated costs (1)				(7,412)
Interest expense				(1,352)
Other income, net				6,289
Earnings before income taxes				$84,815

(1)Balance consists primarily of corporate costs and shared service functions such as finance and treasury that are not allocated to the homebuilding or financial services reporting segments.

	Three Months Ended September 30, 2025
	West	Central	East	Total
Home closing revenue	$420,658	$443,086	$535,591	$1,399,335
Land closing revenue	—	1,841	14,227	16,068
Total closing revenue	420,658	444,927	549,818	1,415,403

Cost of home closings	338,211	348,270	445,897	1,132,378
Cost of land closings	—	2,411	13,465	15,876
Total cost of closings	338,211	350,681	459,362	1,148,254

Home closing gross profit	82,447	94,816	89,694	266,957
Land closing gross profit/(loss)	—	(570)	762	192
Total closing gross profit	82,447	94,246	90,456	267,149

Home closing gross margin	19.6%	21.4%	16.7%	19.1%

Commissions and other sales costs	26,387	34,189	39,146	99,722
General and administrative expenses	13,314	11,854	16,536	41,704
Homebuilding segment operating income	42,746	48,203	34,774	125,723

Financial services segment profit				4,480
Corporate and unallocated costs (1)				(10,083)
Interest expense				—
Other income, net				8,128
Earnings before income taxes				$128,248

(1)Balance consists primarily of corporate costs and shared service functions such as finance and treasury that are not allocated to the homebuilding or financial services reporting segments.

	Nine Months Ended September 30, 2026
	West	Central	East	Total
Home closing revenue	$1,078,774	$1,206,990	$1,372,321	$3,658,085
Land closing revenue	4,598	10,699	12,865	28,162
Total closing revenue	1,083,372	1,217,689	1,385,186	3,686,247

Cost of home closings	877,523	985,269	1,145,276	3,008,068
Cost of land closings	4,256	10,570	12,957	27,783
Total cost of closings	881,779	995,839	1,158,233	3,035,851

Home closing gross profit	201,251	221,721	227,045	650,017
Land closing gross profit/(loss)	342	129	(92)	379
Total closing gross profit	201,593	221,850	226,953	650,396

Home closing gross margin	18.7%	18.4%	16.5%	17.8%

Commissions and other sales costs	66,195	90,158	97,365	253,718
General and administrative expenses	32,419	34,323	48,556	115,298
Homebuilding segment operating income	102,979	97,369	81,032	281,380

Financial services segment profit				13,579
Corporate and unallocated costs (1)				(33,654)
Interest expense				(4,126)
Other income, net				20,724
Earnings before income taxes				$277,903
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

	At September 30, 2026
	West		Central		East		Financial Services	Corporate and Unallocated		Total
Deposits on real estate under option or contract	$23,174		$57,968		$89,635		$—	$—		$170,777
Real estate	1,774,495		1,632,102		2,607,914		—	—		6,014,511
Investments in unconsolidated entities	36,586		27,007		—		—	632		64,225
Other assets	39,948	(1)	344,890	(2)	76,613	(3)	2,019	876,661	(4)	1,340,131
Total assets	$1,874,203		$2,061,967		$2,774,162		$2,019	$877,293		$7,589,644

(1)Balance consists primarily of development receivables, property and equipment, net, and prepaid expenses and other assets.
(2)Balance consists primarily of development reimbursements from local municipalities, prepaid expenses and other assets, and cash and cash equivalents.
(3)Balance consists primarily of goodwill (see Note 9), prepaid expenses and other assets, and property and equipment, net.
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

NOTE 15 — COMMITMENTS AND CONTINGENCIES
We are involved in various routine legal and regulatory proceedings, including, without limitation, claims and litigation alleging construction defects. In general, the proceedings are incidental to our business, and most exposure is subject to and should be covered by warranty and indemnity obligations of our consultants and subcontractors. Additionally, some such claims are also covered by insurance. With respect to the majority of pending litigation matters, our ultimate legal and financial responsibility, if any, cannot be estimated with certainty and, in most cases, any potential material losses related to these matters are not considered probable. Historically, most disputes regarding warranty claims are resolved prior to litigation. We believe there are no pending legal or warranty matters as of September 30, 2026 that could have a material adverse impact upon our consolidated financial condition, results of operations or cash flows that have not been sufficiently reserved.

We have case specific reserves within our $23.3 million of total warranty reserves related to alleged stucco defects in certain homes we closed predominantly between 2019 and 2022. Our review and management of these matters is ongoing and our estimate of and reserves for resolving them is based on internal data, historical experience, our judgment and various assumptions and estimates. Due to the degree of judgment and the potential for variability in our underlying assumptions and data, as we obtain additional information, we may revise our estimate and thus our related reserves. As of September 30, 2026, after considering potential recoveries from the consultants and contractors involved and their insurers and the potential recovery under our general liability insurance policies, we believe our reserves are sufficient to cover the above-mentioned matters. See Note 1 for information related to our warranty obligations.

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
The words “believe,” “expect,” “anticipate,” “forecast,” “plan,” “intend,” “may,” “will,” “should,” “could,” “estimate,” "target," and “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. All statements we make other than statements of historical fact are forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Forward-looking statements in this Quarterly Report may include statements concerning our belief that we have sufficient liquidity; our goals, strategies and strategic initiatives including our use of interest rate buy-downs and other financing incentives, our all spec and move-in ready strategy, our partnership with external realtors, and the anticipated benefits relating thereto; our intentions and the expected benefits and advantages of our product and land positioning strategies, including with respect to our focus on the first-time and first move-up home buyer and housing demand for affordable homes; our strategy to preserve margins rather than pursue orders pace; the benefits of and our intentions to use options to acquire land; our intentions to pay quarterly dividends; the sustainability of our tax positions; that we may repurchase our debt and equity securities; our non-use of derivative financial instruments; expectations regarding our industry and our business for the remainder of 2026 and beyond; the demand for and the pricing of our homes; our land and lot acquisition strategy (including that we will redeploy cash to acquire well-positioned finished lots and that we may participate in joint ventures or similar opportunities) and the benefits relating thereto; that we may expand into new markets; the availability of labor and materials for our operations; that we may seek additional debt or equity capital; our expectation that existing guarantees, letters of credit and performance and surety bonds will not be drawn on; the sufficiency of our insurance coverage and legal and warranty reserves; the outcome of pending litigation and regulatory proceedings; the sources and sufficiency of our capital resources to support our business strategy; the impact of new accounting standards and changes in accounting estimates; trends and expectations concerning future demand for homes, home construction cycle times, sales prices, sales incentives, sales orders, cancellations, construction and materials costs and availability, general and administrative costs, mortgage interest rates, gross margins, land costs, inflation, and community counts; our future cash needs and sources; and the impact of seasonality.

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
Overview and Outlook

The homebuilding sector continued to experience an increasingly challenging demand environment in the third quarter of 2026, due to rising interest rates and persistent geopolitical and macroeconomic uncertainty. While U.S demographics continue to support housing demand from the millennial, Gen Z and baby boomer generations experiencing life events that typically precede a housing change, these buyers are increasingly concerned about market uncertainty and personal financial security, which is reducing their urgency to commit to a near-term purchase. Our ability to offer financing incentives, including interest rate locks and buy-downs to improve monthly payment affordability, remains a key differentiator when compared to resale homes, as individual sellers are typically not able to provide such incentives. We believe that the current environment will remain challenging and will require higher incentive utilization and we will look to optimize every asset and prioritize liquidity until market conditions stabilize.

We believe we have several opportunities to minimize the impact of the increasing incentive environment. Our construction cycle times remained under 110 calendar days, below our historical normalized time of approximately 120 days, delivering carrying cost savings. Our all-spec strategy also minimizes variability and creates efficiencies through repeatability. Although land costs remain elevated following years of historically high land acquisition and development costs, our larger scale and purchasing power allow us to secure volume discounts from national vendors for our construction materials as the market has re-aligned its capacity needs, helping offset some of this pressure.
We believe that the execution of our all-spec strategy of affordable, move-in ready homes appropriately focuses on our key financial goals of home closing revenue and home closing gross margin preservation, controlling selling, and general and administrative costs, and maintaining sufficient liquidity.
Summary Company Results

Home closing volume of 3,187 homes in the three months ended September 30, 2026 was down 13.5% from 3,685 homes in the same prior year period. Lower closing volume combined with a 4.0% decrease in average sales price ("ASP") on closings resulted in $1.2 billion in home closing revenue, a 16.9% decrease from $1.4 billion in the three months ended September 30, 2025. The reduced ASP on home closings is primarily due to increased use and cost of financing incentives in third quarter of 2026, as well as geographic mix. Home closing gross profit was $202.6 million in the three months ended September 30, 2026 compared to $267.0 million in the comparable prior year period. Home closing gross margin in the three months ended September 30, 2026 was 17.4%, down 170 basis points compared to 19.1% in the prior year period. The decrease in home closing gross profit and margin was attributable to higher incentives and lot costs and lost leverage on lower home closing revenue, all of which were only partially offset by savings in direct costs, lower performance-based compensation expense and fewer impairment and deal termination charges in the third quarter of 2026. Financial services profit of $4.8 million in the three months ended September 30, 2026 was relatively flat compared to $4.5 million in the prior year period. Commissions and other sales costs of $82.4 million in the three months ended September 30, 2026 decreased $17.3 million due primarily to lower home closing revenue. General and administrative expenses of $45.2 million in the three months ended September 30, 2026 decreased $6.6 million from the same period of 2025, largely due to savings in performance-based compensation expense and intentional reductions in discretionary expenses. Earnings before income taxes for the three months ended September 30, 2026 of $84.8 million decreased $43.4 million year over year from $128.2 million in the same period of 2025. The effective income tax rate of 20.1% for the three months ended September 30, 2026 reflected acquired below-market transferable tax credits which led to the decrease from 22.6% in the comparable period of 2025. The decrease in year-over-year volume and profitability resulted in net earnings of $67.8 million in the three months ended September 30, 2026 versus $99.3 million in the three months ended September 30, 2025.

For the nine months ended September 30, 2026, home closing volume and ASP on closings decreased 12.4% and 4.2%, respectively, for a combined decrease in home closing revenue of 16.0%. Home closing gross margin of 17.8% declined 290 basis points year over year, for a $253.9 million decrease in home closing gross profit for the same reasons noted above. Year to date, commissions and other sales costs decreased $49.6 million from the comparable 2025 period due to the lower home closing revenue. General and administrative expenses for the nine months ended September 30, 2026 decreased $15.0 million year over due to lower performance-based compensation expense and intentional reduction in discretionary spending. Lower home closing revenue, gross margin and profitability, and an effective tax rate of 23.1% led to net income of $213.7 million for the nine months ended September 30, 2026, compared to $369.0 million for the comparable 2025 period.

Home orders of 3,083 for the three months ended September 30, 2026 declined 15.2% from 3,636 home orders in the prior year quarter due to a 21.1% decrease in orders pace to 3.0 net homes per month, offset by a 6.5% increase in average active communities. Home order value for the three months ended September 30, 2026 of $1.2 billion decreased 16.7% year-over-year, due to lower order volume and a 1.7% decrease in ASP on orders caused by the same factors discussed previously. Our cancellation rate of 13% in the three months ended September 30, 2026 increased from 11% in the comparable 2025 period, reflecting the tougher selling environment.

For the nine months ended September 30, 2026, home orders and home order value decreased 9.7% and 12.5%, respectively, over the prior year and the cancellation rate of 12% rose from 10% in the comparable prior year period. We ended the third quarter of 2026 with 1,611 homes in backlog valued at $637.2 million, decreases of 5.2% and 4.9%, respectively, from September 30, 2025. The decrease in backlog units is due to lower order volume and high backlog conversion rates.

We ended the third quarter of 2026 with 348 active communities, up from 334 at September 30, 2025 and 336 at December 31, 2025. We purchased approximately 6,500 lots for $410.9 million, spent $601.4 million on land development, net of reimbursements, and started construction on 9,895 homes during the nine months ended September 30, 2026.

Company Positioning
We believe that our long-term focus on growth, our move-in ready homes with a 60-day closing ready commitment, and our partnership with external realtors create a differentiated strategy that has aided us in the highly competitive new home market.
Our strategy includes the following strategic initiatives:
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
•Offering energy-efficient homes that are cleaner and healthier than resale homes; and
•In the longer term, increase our mix of first-move up offerings, meeting market demand and increasing product diversification.
In addition to these strategic initiatives, we also remain committed to the following:
•Carefully managing our liquidity and maintaining a strong balance sheet. We ended the third quarter of 2026 with a 26.9% debt-to-capital ratio and an 18.9% net debt-to-capital ratio;
•Achieving or maintaining a top market position in all of our markets, and maintaining our status as a top national builder (based on homes closed in 2025);
•Balancing return of capital to our stockholders with internal growth goals, utilizing both dividend payments and share repurchases;
•Managing construction efficiencies and costs through national and regional vendor relationships with a focus on timely, quality construction and warranty management;
•Maintaining our home closing gross profit and managing costs by growing closing volume when and where possible, allowing us to better leverage our direct overhead;

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

Critical Accounting Estimates
The critical accounting estimates that we deem to involve the most difficult, subjective or complex judgments include real estate valuation and cost of home closings and warranty reserves. There have been no significant changes to our critical accounting estimates during the nine months ended September 30, 2026 compared to those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our 2025 Annual Report.

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

Home Closing Revenue	Three Months Ended September 30,		Quarter over Quarter
	2026	2025	Change $	Change %
Total
Dollars	$1,162,352	$1,399,335	$(236,983)	(16.9)%
Homes closed	3,187	3,685	(498)	(13.5)%
Average sales price	$364.7	$379.7	$(15.0)	(4.0)%
West Region
Dollars	$341,836	$420,658	$(78,822)	(18.7)%
Homes closed	710	883	(173)	(19.6)%
Average sales price	$481.5	$476.4	$5.1	1.1%
Central Region
Dollars	$383,964	$443,086	$(59,122)	(13.3)%
Homes closed	1,170	1,260	(90)	(7.1)%
Average sales price	$328.2	$351.7	$(23.5)	(6.7)%
East Region
Dollars	$436,552	$535,591	$(99,039)	(18.5)%
Homes closed	1,307	1,542	(235)	(15.2)%
Average sales price	$334.0	$347.3	$(13.3)	(3.8)%

	Nine Months Ended September 30,		Quarter over Quarter
	2026	2025	Change $	Change %
Total
Dollars	$3,658,085	$4,357,148	$(699,063)	(16.0)%
Homes closed	9,879	11,271	(1,392)	(12.4)%
Average sales price	$370.3	$386.6	$(16.3)	(4.2)%
West Region
Dollars	$1,078,774	$1,449,499	$(370,725)	(25.6)%
Homes closed	2,221	3,046	(825)	(27.1)%
Average sales price	$485.7	$475.9	$9.8	2.1%
Central Region
Dollars	$1,206,990	$1,336,048	$(129,058)	(9.7)%
Homes closed	3,586	3,821	(235)	(6.2)%
Average sales price	$336.6	$349.7	$(13.1)	(3.7)%
East Region
Dollars	$1,372,321	$1,571,601	$(199,280)	(12.7)%
Homes closed	4,072	4,404	(332)	(7.5)%
Average sales price	$337.0	$356.9	$(19.9)	(5.6)%

Home Orders (1)	Three Months Ended September 30,		Quarter over Quarter
	2026	2025	Change $	Change %
Total
Dollars	$1,179,266	$1,415,089	$(235,823)	(16.7)%
Homes ordered	3,083	3,636	(553)	(15.2)%
Average sales price	$382.5	$389.2	$(6.7)	(1.7)%
West Region
Dollars	$352,026	$426,509	$(74,483)	(17.5)%
Homes ordered	706	867	(161)	(18.6)%
Average sales price	$498.6	$491.9	$6.7	1.4%
Central Region
Dollars	$396,999	$468,690	$(71,691)	(15.3)%
Homes ordered	1,132	1,289	(157)	(12.2)%
Average sales price	$350.7	$363.6	$(12.9)	(3.5)%
East Region
Dollars	$430,241	$519,890	$(89,649)	(17.2)%
Homes ordered	1,245	1,480	(235)	(15.9)%
Average sales price	$345.6	$351.3	$(5.7)	(1.6)%

	Nine Months Ended September 30,		Quarter over Quarter
	2026	2025	Change $	Change %
Total
Dollars	$3,956,044	$4,520,704	$(564,660)	(12.5)%
Homes ordered	10,322	11,426	(1,104)	(9.7)%
Average sales price	$383.3	$395.7	$(12.4)	(3.1)%
West Region
Dollars	$1,187,516	$1,450,859	$(263,343)	(18.2)%
Homes ordered	2,366	2,961	(595)	(20.1)%
Average sales price	$501.9	$490.0	$11.9	2.4%
Central Region
Dollars	$1,294,180	$1,433,125	$(138,945)	(9.7)%
Homes ordered	3,707	3,952	(245)	(6.2)%
Average sales price	$349.1	$362.6	$(13.5)	(3.7)%
East Region
Dollars	$1,474,348	$1,636,720	$(162,372)	(9.9)%
Homes ordered	4,249	4,513	(264)	(5.8)%
Average sales price	$347.0	$362.7	$(15.7)	(4.3)%
(1)Home orders for any period represent the aggregate sales price of all homes ordered, net of cancellations. We do not include orders contingent upon the sale of a customer’s existing home or a mortgage pre-approval as a sales contract until the contingency is removed.

Order Backlog (1)	At September 30,		Quarter over Quarter
	2026	2025	Change $	Change %
Total
Dollars	$637,167	$670,007	$(32,840)	(4.9)%
Homes in backlog	1,611	1,699	(88)	(5.2)%
Average sales price	$395.5	$394.4	$1.1	0.3%
West Region
Dollars	$170,668	$176,493	$(5,825)	(3.3)%
Homes in backlog	330	350	(20)	(5.7)%
Average sales price	$517.2	$504.3	$12.9	2.6%
Central Region
Dollars	$217,191	$232,018	$(14,827)	(6.4)%
Homes in backlog	578	612	(34)	(5.6)%
Average sales price	$375.8	$379.1	$(3.3)	(0.9)%
East Region
Dollars	$249,308	$261,496	$(12,188)	(4.7)%
Homes in backlog	703	737	(34)	(4.6)%
Average sales price	$354.6	$354.8	$(0.2)	(0.1)%

(1)Our backlog represents net home orders that have not closed.

Active Communities and Cancellation Rates

Active Communities	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	Ending	Average	Ending	Average	Ending	Average	Ending	Average
Total	348	344.0	334	323.0	348	343.0	334	307.5
West Region	92	90.5	85	85.0	92	88.2	85	86.7
Central Region	104	101.5	97	91.0	104	105.6	97	88.6
East Region	152	152.0	152	147.0	152	149.2	152	132.2

Cancellation Rates (2)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total	13%	11%	12%	10%
West Region	12%	9%	9%	8%
Central Region	13%	10%	13%	10%
East Region	13%	12%	13%	10%

(2)Cancellation rates are computed as the number of canceled units for the period divided by the gross sales units for the same period.

Operating Results

Companywide. In the three months ended September 30, 2026, we closed 3,187 homes, 13.5% lower than 3,685 closings in the three months ended September 30, 2025. The decrease in home closing volume combined with a 4.0% lower ASP on closings resulted in home closing revenue of $1.2 billion for the three months ended September 30, 2026, 16.9% lower than the same period in 2025. Home order volume in the three months ended September 30, 2026 of 3,083 homes declined 15.2% from 3,636 homes in the three months ended September 30, 2025, due to a 21.1% decrease in orders pace to 3.0 net homes per month in the three months ended September 30, 2026 which was partially offset by a 6.5% increase in average active communities. Our orders pace and demand have been adversely impacted by deteriorating housing affordability and weak consumer confidence that has been exacerbated by economic and geo-political events, and we are intentionally focused on preserving margins rather than pursuing a higher orders pace. Home order value of $1.2 billion for the three months ended September 30, 2026 declined 16.7% from $1.4 billion in the prior year period, due to the lower home order volume combined with 1.7% lower ASP on orders. The decline in ASP on both closings and orders was caused by an increase in utilization and cost of financing incentives and shift in geographic mix. Order cancellations of 13% for the three months ended September 30, 2026 were up from 11% in the comparable 2025 period, reflective of the challenging selling environment.

For the nine months ended September 30, 2026, home closing volume of 9,879 closings was 12.4% lower than the prior year period, and ASP on closings decreased 4.2%, generating home closing revenue of $3.7 billion, a 16.0% decline from $4.4 billion in the prior year period. Home order volume of 10,322 for the nine months ended September 30, 2026 was down 9.7% over the prior year period, which combined with a 3.1% lower ASP on orders led to a 12.5% decrease in home order value of $4.0 billion. The decline in ASP on both closings and orders was caused by an increase in utilization and cost of financing incentives and a shift in geographic mix. We ended the third quarter of 2026 with 348 actively selling communities, up from 334 at September 30, 2025. The third quarter of 2026 ended with 1,611 homes in backlog valued at $637.2 million, compared to 1,699 units valued at $670.0 million at September 30, 2025. The year over year decrease in backlog homes is due to lower order volume and high backlog conversion rates.
West. The West Region generated $341.8 million in home closing revenue in the three months ended September 30, 2026, an 18.7% decrease compared to $420.7 million in the prior year period. The lower revenue was due almost entirely to 19.6% lower closing volume of 710 homes in the three months ended September 30, 2026, compared to 883 homes in the prior year, as ASP on closings was relatively flat year over year. Home orders for the three months ended September 30, 2026 of 706 were down 18.6% from 867 in the prior year period, due largely to the 23.5% decrease in orders pace, which was partially offset by a 6.5% increase in average active communities. The orders pace of 2.6 homes per month in the three months ended September 30, 2026 is reflective of a tougher selling environment in most of the West Region's markets, and compares to 3.4 homes per month in the same period of the prior year. Home order value of $352.0 million for the three months ended September 30, 2026 decreased 17.5% due entirely to the lower order volume, as ASP on orders was relatively flat year over year. The West Region had the lowest cancellation rate in the Company, at 12% for the three months ended September 30, 2026, up from 9% in the prior year period.
For the nine months ended September 30, 2026, home closing revenue of $1.1 billion decreased 25.6% due to a 27.1% decrease in home closing volume offset in part by a 2.1% higher ASP on closings. Home order volume in the West Region of 2,366 decreased 20.1% due to a 21.1% decrease in orders pace to 3.0 net homes per month, as the number of average actively selling communities was fairly consistent year over year. Home order value of $1.2 billion was down 18.2% as the lower volume was partially offset by a 2.4% increase in ASP. The higher ASP for both closings and orders was due to geographic mix within the region. The year-to-date cancellation rate of 9% was up slightly from 8% in the prior year period. The West Region ended the third quarter of 2026 with 330 homes in backlog valued at $170.7 million, compared to 350 units valued at $176.5 million at September 30, 2025. The 5.7% decrease in backlog units is the result of entering the third quarter of 2026 with fewer homes in backlog combined with fewer orders in the third quarter of 2026.
Central. The Central Region closed 1,170 homes in the three months ended September 30, 2026, down 7.1% from 1,260 in the prior year period. Home closing revenue of $384.0 million in the three months ended September 30, 2026 was 13.3% lower than $443.1 million in the prior year period due to the combined impact of lower home closing volume and a 6.7% decrease in ASP on closings. The decline in ASP on closings is due to increased utilization and cost of financing incentives and geographic mix within the region. In addition, closing ASP in the third quarter of 2026 was negatively impacted by closings with institutional build-for-rent partners in a few select markets where we took a discounted price to guarantee an exit and quick return of capital because near-term improvement was unlikely. Home order volume decreased 12.2% to 1,132 homes in the three months ended September 30, 2026 due to a 21.3% decline in orders pace to 3.7 net homes per month, partially offset by an 11.5% increase in average active community count. The decrease in orders volume combined with a 3.5% lower ASP on orders led to home order value of $397.0 million in the three months ended September 30, 2026, 15.3% lower than the prior year period. The Central Region cancellation rate of 13% in the three months ended September 30, 2026 was up from 10% in the prior year period.
The Central Region generated home closing revenue of $1.2 billion for the nine months ended September 30, 2026, 9.7% lower than the prior year due to a 6.2% decline in closing volume of 3,586 homes and a 3.7% decrease in ASP on closings. Year-to-date ASP on closings decreased due to geographic mix within the region and higher usage and cost of financing incentives. Home order volume for the nine months ended September 30, 2026 of 3,707 homes decreased 6.2%, due to a 22.0% decrease in orders pace of 3.9 net homes per month, offset by a 19.2% increase in average active communities. Home order value was $1.3 billion for the nine months ended September 30, 2026, down 9.7% from $1.4 billion, in the prior year period, due to the lower order volume and a 3.7% reduction in ASP on orders. The year-to-date cancellation rate of 13% was up from 10% in the prior year period. The Central Region ended the third quarter of 2026 with 578 units in backlog, down 5.6% from prior year due to the lower order volume in the third quarter of 2026, which was offset by a lower backlog conversion rate of 190% in the third quarter of 2026, compared to 216% in the same prior year period. The lower backlog units combined with a relatively flat ASP led to backlog value of $217.2 million as of September 30, 2025, down 6.4% from the prior year period.
East. During the three months ended September 30, 2026, the East Region closed 1,307 homes, generating $436.6 million in home closing revenue, down 15.2% and 18.5%, respectively from 1,542 closings and $535.6 million in the comparable prior year period. ASP on home closings for the three months ended September 30, 2026 was 3.8% lower than the prior year period due to geographic mix within the region and increased usage and cost of financing incentives. Home order volume of 1,245 homes for the three months ended September 30, 2026 declined 15.9%, due to a lower orders pace of 2.7 net homes per month, as compared to 3.4 net homes per month in the prior year period, which was partially offset by a 3.4% higher average active community count. Home order value of $430.2 million in the three months ended September 30, 2026 decreased 17.2% from $519.9 million in the prior year period due to the lower home order volume and a 1.6% decrease in ASP on orders year over year, as noted previously. The East Region cancellation rate of 13% in the three months ended September 30, 2026 was up slightly from 12% in the same prior year period.
For the nine months ended September 30, 2026, the East Region had home closing volume of 4,072 homes for $1.4 billion in home closing revenue. The 7.5% lower order volume combined with a 5.6% decrease in ASP on closings resulted in a 12.7% decrease in home closing revenue compared to the 2025 period. The lower ASP on closings is due to increased usage and cost of financing incentives. Home order volume of 4,249 homes for the nine months ended September 30, 2026 decreased 5.8% from the prior year, due to a 15.8% lower orders pace of 3.2 net homes per month, which was partially offset by a 12.9% increase in average active communities. The higher average active community count reflects continued growth in our newer markets in Alabama and Mississippi. The lower order volume combined with 4.3% decrease in ASP on orders led to a 9.9% decrease in home order value of $1.5 billion. ASP on both closings and orders declined due to increased utilization and cost of financing incentives. The East Region's year-to-date cancellation rate of 13% increased from 10% in the prior year period. The East Region ended the third quarter of 2026 with 703 homes in backlog valued at $249.3 million, down 4.6% and 4.7%, respectively, due to having lower orders in the third quarter of 2026 and a high backlog conversion rate.
Land Closing Revenue and Gross Profit (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Land closing revenue	$6,081	$16,068	$28,162	$39,766
Land closing gross profit	$124	$192	$379	$2,638
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

Other Operating Information (dollars in thousands)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	Dollars	Percent of Home Closing Revenue	Dollars	Percent of Home Closing Revenue	Dollars	Percent of Home Closing Revenue	Dollars	Percent of Home Closing Revenue
Home Closing Gross Profit (1)
Total	$202,606	17.4%	$266,957	19.1%	$650,017	17.8%	$903,935	20.7%
Add: Real estate-related impairments	6,639		8,693		12,648		8,693
Add: Write-off of terminated land deals (3)	(643)		5,799		1,006		11,437
Adjusted Home Closing Gross Profit (2)	$208,602	17.9%	$281,449	20.1%	$663,671	18.1%	$924,065	21.2%

West	$61,411	18.0%	$82,447	19.6%	$201,251	18.7%	$301,880	20.8%
Add: Real estate-related impairments	1,735		543		1,735		543
Add: Write-off of terminated land deals	30		2,544		256		3,667
Adjusted Home Closing Gross Profit (2)	$63,176	18.5%	$85,534	20.3%	$203,242	18.8%	$306,090	21.1%

Central	$67,771	17.7%	$94,816	21.4%	$221,721	18.4%	$292,132	21.9%
Add: Real estate-related impairments	3,973		1,243		7,437		1,243
Add: Write-off of terminated land deals	7		104		499		663
Adjusted Home Closing Gross Profit (2)	$71,751	18.7%	$96,163	21.7%	$229,657	19.0%	$294,038	22.0%

East	$73,424	16.8%	$89,694	16.7%	$227,045	16.5%	$309,923	19.7%
Add: Real estate-related impairments	931		6,907		3,476		6,907
Add: Write-off of terminated land deals (3)	(680)		3,151		251		7,107
Adjusted Home Closing Gross Profit (2)	$73,675	16.9%	$99,752	18.6%	$230,772	16.8%	$323,937	20.6%

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
(3)In the third quarter of 2026, we recovered deposits on certain terminated deals that were previously written-off, resulting in a net recovery versus charge.
Companywide. Home closing gross profit for the three months ended September 30, 2026 was $202.6 million, with a home closing gross margin of 17.4% down 170 basis points from 19.1% in the three months ended September 30, 2025. For the nine months ended September 30, 2026, home closing gross profit was $650.0 million, or 17.8% gross margin, down 290 basis points from 20.7% in the nine months ended September 30, 2025. The margin decline for both the three and nine months ended September 30, 2026 was due to the combined impact of higher incentives, reduced leverage of fixed costs on lower home closing revenue and higher lot costs, all of which were partially offset by savings in direct costs and lower performance-based compensation expense. Excluding real estate-related impairments and charges related to terminated land contracts, adjusted home closing gross margin was 17.9% and 20.1% for the three months ended September 30, 2026 and 2025, respectively, and was 18.1% and 21.2% for the nine months ended September 30, 2026 and 2025, respectively.
West. The West Region had home closing gross margin of 18.0% for the three months ended September 30, 2026, down 160 basis points from 19.6% in the three months ended September 30, 2025. For the nine months ended September 30, 2026, the West Region home closing gross margin of 18.7% declined 210 basis points from 20.8% in the same prior year period. The decline in home closing gross margin for both the three and nine month periods ended September 30, 2026 was due to higher incentives and lot costs and lost leverage on lower home closing revenue, which were partially offset by savings in direct costs and lower performance-based compensation expense. Excluding impairment charges and land deal terminations, adjusted home closing gross margin was 18.5% and 20.3% for the three months ended September 30, 2026 and 2025, respectively, and was 18.8% and 21.1% for the nine months ended September 30, 2026 and 2025, respectively.
Central. The Central Region home closing gross margin of 17.7% for the three months ended September 30, 2026 decreased 370 basis points from 21.4% in the prior year period due to higher incentives and reduced leverage on lower home closing revenue, partially offset by lower performance-based compensation expense and savings in direct costs. Real estate-related impairments negatively impacted home closing gross margin by 100 basis points for the three months ended September 30, 2026. Excluding these charges, adjusted home closing gross margin was 18.7% and 21.7% for the three months ended September 30, 2026 and 2025, respectively. For the nine months ended September 30, 2026, the Central Region home closing gross margin of 18.4% declined 350 basis points from 21.9%, due to less leverage on lower home closing revenue and higher lot costs, offset by savings in direct costs and performance-based compensation expense. Excluding real estate-related impairments and contract termination charges for the nine months ended September 30, 2026 and 2025, adjusted home closing gross margin was 19.0% and 22.0%, respectively.
East. The East Region home closing gross margin of 16.8% for the three months ended September 30, 2026 was relatively flat with 16.7% in the same prior year period, due to increased incentives and lost leverage on lower home closing revenue in the third quarter of 2026 as compared to the prior period. Also impacting home closing gross margin were impairments of $0.9 million in third quarter of 2026 compared to $6.9 million in the third quarter of 2025. For the nine months ended September 30, 2026, the East Region home closing gross margin of 16.5% decreased 320 basis points from 19.7% in the same period of 2025, due to lost leverage on lower home closing revenue and higher lot costs, which more than offset the savings in direct costs and lower performance-based compensation expense. Excluding real estate-related impairments and write-off of terminated land deals, adjusted home closing gross margin was 16.9% and 18.6% for the three months ended September 30, 2026 and 2025, respectively. For the nine months ended September 30, 2026 and 2025, adjusted home closing gross margin excluding impairments and terminated land deals was 16.8% and 20.6%, respectively.
Financial Services Profit (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Financial services profit	$4,759	$4,480	$13,579	$13,654
Financial services profit represents the net profit of our financial services operations, including the operating profit generated by our wholly-owned title and insurance companies, Carefree Title and Meritage Insurance, respectively, as well as our portion of earnings from our mortgage joint ventures. Results from financial services are closely tied to the number of home closings in each of our markets where we have financial services operations. Despite lower home closing volume, financial services profit for the three and nine months ended September 30, 2026 was relatively flat compared to the same prior year periods due to fewer charges in the current year related to expired interest rate forward commitments.
Selling, General and Administrative Expenses and Other Expenses (dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Commissions and other sales costs	$(82,441)	$(99,722)	$(253,718)	$(303,272)
Percent of Home closing revenue	7.1%	7.1%	6.9%	7.0%
General and administrative expenses	$(45,170)	$(51,787)	$(148,952)	$(163,967)
Percent of Home closing revenue	3.9%	3.7%	4.1%	3.8%
Interest expense	$(1,352)	$—	$(4,126)	$—
Other income, net	$6,289	$8,128	$20,724	$28,479
Provision for income taxes	$(17,031)	$(28,951)	$(64,180)	$(112,485)

Commissions and Other Sales Costs. Commissions and other sales costs are comprised of internal and external commissions and related sales and marketing expenses such as advertising and sales office and completed spec home inventory costs. For the three months ended September 30, 2026, these costs decreased $17.3 million, to $82.4 million, and for the nine months ended September 30, 2026, these costs decreased $49.6 million, to $253.7 million. The decreased spend for both periods is due to lower commissions paid on lower home closing revenue and lower maintenance and utility costs associated with having less spec homes in inventory. As a percentage of home closing revenue, commissions and other sales costs were relatively consistent across all periods.

General and Administrative Expenses. General and administrative expenses represent corporate and divisional overhead expenses such as salaries and bonuses, occupancy, insurance and travel expenses. For the three months ended September 30, 2026, general and administrative expenses of $45.2 million decreased $6.6 million, and for the nine months ended September 30, 2026, decreased $15.0 million to $149.0 million. The lower spend for both the three and nine months ended September 30, 2026 is due to lower performance-based compensation expense and intentional reductions in discretionary spend, partially offset by increased spend on technology. General and administrative expenses as a percentage of home closing revenue were 3.9% and 4.1% for the three and nine months ended September 30, 2026, respectively, up from 3.7% and 3.8% in the same prior year periods, due to reduced leverage of fixed costs on lower home closing revenue.
Interest Expense. Interest expense is comprised of interest incurred, but not capitalized, on our senior and convertible senior notes and loans payable and other borrowings, including our Credit Facility. We recognized interest expense of $1.4 million and $4.1 million for the three and nine months ended September 30, 2026, respectively. There was no interest expense in the same periods of 2025 as all interest incurred was capitalized to qualifying assets.
Other Income, Net. Other income, net, primarily consists of (i) sublease income, (ii) interest earned on our cash and cash equivalents, (iii) payments and awards related to legal settlements and (iv) our portion of pre-tax income or loss from non-financial services joint ventures. Other income, net was $6.3 million and $8.1 million for the three months ended September 30, 2026 and 2025, respectively, and decreased primarily due to less interest income earned on lower cash balances. Other income, net was $20.7 million and $28.5 million for the nine months ended September 30, 2026 and 2025, respectively, and decreased due to less interest income earned on lower cash balances as well as a favorable legal settlement recognized in the prior year period.
Income Taxes. Our effective tax rate was 20.1% and 22.6% for the three months ended September 30, 2026 and 2025, respectively, and was 23.1% and 23.4% for the nine months ended September 30, 2026 and 2025, respectively. The rate for the three months ended September 30, 2026 reflected acquired below-market transferable clean fuel production tax credits.

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
At September 30, 2026, we had $677.5 million of cash and cash equivalents and $896.7 million available under the Credit Facility, thereby providing approximately $1.6 billion of total available capacity.

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
Material Cash Requirements
We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact both short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on our unaudited consolidated balance sheets as of September 30, 2026, while others are considered future commitments for materials or services not yet provided. Our contractual obligations primarily consist of principal and interest payments on our senior and convertible senior notes, loans payable and other borrowings, including our Credit Facility, letters of credit and surety bonds and operating leases. We have no senior notes or convertible senior notes maturing until 2027. We also have requirements for certain short-term lease commitments, funding working capital needs of our existing unconsolidated joint ventures and other purchase obligations in the normal course of business. Other material cash requirements include land acquisition and development costs, home construction costs and operating expenses, including our selling, general and administrative expenses, as previously discussed. We plan to fund these commitments primarily with cash flows generated by operations, but may also utilize additional debt or equity financing and borrowing capacity under our Credit Facility. Except for specific performance land purchase contracts, our maximum exposure to loss on our purchase and option agreements is generally limited to non-refundable deposits and capitalized or committed pre-acquisition costs.
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
We do not engage in commodity trading or other similar activities. We had no derivative financial instruments that required derivative accounting under ASC 815-10, Derivatives and Hedging, at September 30, 2026 or December 31, 2025.

Operating Cash Flow Activities
During the nine months ended September 30, 2026, net cash provided by operating activities totaled $259.5 million, and for the nine months ended September 30, 2025, net cash used in operating activities totaled $125.4 million. Net cash provided by operating activities for the nine months ended September 30, 2026 consisted largely of cash generated from net earnings of $213.7 million and a $58.7 million decrease in real estate. Net cash used in operating activities for the nine months ended September 30, 2025 consisted primarily of a $413.2 million increase in real estate, offset in part by cash generated from net earnings of $369.0 million.
Investing Cash Flow Activities
During the nine months ended September 30, 2026 and 2025, net cash used in investing activities totaled $34.6 million and $41.0 million, respectively. Cash used in investing activities in both periods was mainly attributable to investments in unconsolidated entities and purchases of property and equipment.
Financing Cash Flow Activities
During the nine months ended September 30, 2026, net cash used in financing activities totaled $322.6 million, consisting of $285.0 million of share repurchases and $94.2 million of dividends paid, offset in part by $59.9 million in proceeds from liabilities related to consolidated real estate not owned. During the nine months ended September 30, 2025, net cash provided by financing activities of $243.8 million primarily reflects the net proceeds of $492.1 million from the issuance of our 5.650% Senior Notes due 2035, offset in part by $145.0 million of share repurchases and $91.8 million of dividends paid. See 'Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds' for more information about our authorized share repurchase program.

We believe that our leverage ratios provide useful information to the users of our financial statements regarding our financial position and cash and debt management. Debt-to-capital and net debt-to-capital are calculated as follows (dollars in thousands):

	As of
	September 30, 2026	December 31, 2025
Senior and convertible senior notes, net and loans payable and other borrowings	$1,851,752	$1,829,054
Stockholders’ equity	5,044,358	5,195,643
Total capital	$6,896,110	$7,024,697
Debt-to-capital (1)	26.9%	26.0%
Senior and convertible senior notes, net, and loans payable and other borrowings	$1,851,752	$1,829,054
Less: cash and cash equivalents	(677,498)	(775,157)
Net debt	$1,174,254	$1,053,897
Stockholders’ equity	5,044,358	5,195,643
Total net capital	$6,218,612	$6,249,540
Net debt-to-capital (2)	18.9%	16.9%

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
Dividends
During the three months ended September 30, 2026 and 2025, our Board of Directors approved, and we paid, a quarterly cash dividend on common stock of $0.48 and $0.43 per share, respectively. Quarterly dividends paid during the nine months ended September 30, 2026 and 2025, totaled $1.44 and $1.29 per share, respectively.

Credit Facility Covenants
Borrowings under the Credit Facility are unsecured, but availability is subject to, among other things, a borrowing base. The Credit Facility also contains certain financial covenants, including (a) a minimum tangible net worth requirement of $3.5 billion (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings), and (b) a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 60%. We were in compliance with all Credit Facility covenants as of September 30, 2026. Our actual financial covenant calculations as of September 30, 2026 are reflected in the table below.

Financial Covenant (dollars in thousands):	Covenant Requirement	Actual
Minimum Tangible Net Worth	> $3,610,498	$4,995,489
Leverage Ratio	< 60%	17.1%
Investments other than defined permitted investments	< $1,523,647	$64,225

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
In order to ensure that the information we must disclose in our filings and submissions with the SEC is recorded, processed, summarized and reported on a timely basis, we have developed and implemented disclosure controls and procedures. Our management, with the participation of our chief executive officer ("CEO") and chief financial officer ("CFO"), has reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of September 30, 2026 (the “Evaluation Date”). Based on such evaluation, our management has concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective at a reasonable assurance level in ensuring that information that is required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
There is no stated expiration for this program. The repurchases of the Company's shares may be made in the open market, in privately negotiated transactions, or otherwise. The timing and amount of repurchases, if any, will be determined by the Company's management at its discretion and be based on a variety of factors such as the market price of the Company's common stock, corporate and contractual requirements, prevailing market and economic conditions and legal requirements. The share repurchase program may be modified, suspended or discontinued at any time. As of September 30, 2026 there was $229.1 million available under this program to repurchase shares. We repurchased 757,128 shares under the program during the three months ended September 30, 2026.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
July 1, 2026 - July 31, 2026	214,402	$70.91	214,402	$268,875,757
August 1, 2026 - August 31, 2026	542,726	$73.33	542,726	$229,079,482
September 1, 2026 - September 30, 2026	—	$—	—	$229,079,482
Total	757,128		757,128

Item 5.	Other Information
Insider Trading Arrangements
During the fiscal quarter ended September 30, 2026, no director or officer adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6.	Exhibits

Exhibit Number	Description	Page or Method of Filing
3.1	Restated Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3 of Form 8-K dated June 20, 2002

3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 10-Q for the quarter ended September 30, 1998

3.1.2	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1 of Form 8-K dated September 15, 2004

3.1.3	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Definitive Proxy Statement filed on April 10, 2006 for the 2006 Annual Meeting of Stockholders

3.1.4	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix B of the Definitive Proxy Statement filed on April 1, 2008 for the 2008 Annual Meeting of Stockholders

3.1.5	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Appendix A of the Definitive Proxy Statement filed on January 9, 2009

3.1.6	Amendment to Articles of Incorporation of Meritage Homes Corporation	Incorporated by reference to Exhibit 3.1.6 of Form 10-Q for the quarter ended June 30, 2025

3.2	Meritage Homes Corporation Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.1 of Form 8-K dated August 20, 2026

22	List of Guarantor Subsidiaries	Incorporated by reference to Exhibit 22 of Form 10-K for the year ended December 31, 2025

31.1	Rule 13a-14(a)/15d-14(a) Certification of Phillippe Lord, Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Hilla Sferruzza, Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Furnished herewith

101.0
The following information from the Meritage Homes Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Income Statements, (iii) Unaudited Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Consolidated Financial Statements.

104.0	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERITAGE HOMES CORPORATION, a Maryland corporation

By:	/s/ HILLA SFERRUZZA
Hilla Sferruzza Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date:	October 30, 2026

INDEX OF EXHIBITS

3.1	Restated Articles of Incorporation of Meritage Homes Corporation

3.1.1	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.2	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.3	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.4	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.5	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.1.6	Amendment to Articles of Incorporation of Meritage Homes Corporation

3.2	Meritage Homes Corporation Amended and Restated Bylaws

22	List of Guarantor Subsidiaries

31.1	Rule 13a-14(a)/15d-14(a) Certification of Phillippe Lord, Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Hilla Sferruzza, Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.0
The following information from the Meritage Homes Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Income Statements, (iii) Unaudited Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Consolidated Financial Statements.

104.0	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL and contained in Exhibit 101.